Form 10-K
period 2014-03-01
RITE AID CORP
filed 2014-04-23
CIK 84129

Use these links to rapidly review the document

Item 9B. Other Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 1, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on August 31, 2013 was approximately $3,137,147,179. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

         As of April 11, 2014 the registrant had outstanding 971,797,750 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's annual meeting of stockholders to be held on June 19, 2014 are incorporated by reference into Part III.

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

PART I

Item 1.    Business

Overview

        Rite Aid is the third largest retail drugstore chain in the United States based on both revenues and number of stores. As of March 1, 2014, we operated 4,587 stores in 31 states across the country and in the District of Columbia.

        In our stores, we sell prescription drugs and a wide assortment of other merchandise, which we call "front-end" products. In fiscal 2014, prescription drug sales accounted for 67.9% of our total sales. We believe that pharmacy operations will continue to represent a significant part of our business due to favorable industry trends, including an aging population, increased life expectancy, anticipated growth in the federally funded Medicare Part D prescription program as "baby boomers" start to enroll, expanded coverage for uninsured Americans as the result of the Patient Protection and Affordable Care Act and the discovery of new and better drug therapies. We carry a full assortment of front-end products, which accounted for the remaining 32.1% of our total sales in fiscal 2014. Front-end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, food and beverages, greeting cards, seasonal merchandise and numerous other everyday and convenience products. We also offer various photo processing services in virtually all our stores.

        We differentiate our stores from other national chain drugstores, in part, through our wellness+ loyalty program, our Wellness format stores, innovative merchandising, private brands and our expanded strategic partnership with GNC, a leading retailer of vitamin and mineral supplements. We offer a wide variety of products through our portfolio of private brands, which continue to be well received by our customers. Private brand items contributed approximately 18.2% of our front-end sales in fiscal 2014.

        The average size of each store in our chain is approximately 12,600 square feet, and average store size is larger for our locations in the western United States. As of March 1, 2014, 61% of our stores were freestanding; 52% of our stores included a drive-thru pharmacy; and 48% included a GNC store within Rite Aid store.

        Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange under the trading symbol of "RAD." We were incorporated in 1968 and are a Delaware corporation.

Industry Trends

        The rate of pharmacy sales growth in the United States has slowed in recent years, driven by a decline in new blockbuster drugs, a longer FDA approval process, drug safety concerns, higher copays, the loss of individual health insurance with the rise of unemployment and an increase in the use of generic (non-brand name) drugs, which are less expensive but generate higher gross margins. However, we expect prescription usage to grow in the coming years due to the aging U.S. population, increased life expectancy, "baby boomers" becoming eligible for the federally funded Medicare prescription program and new drug therapies. Furthermore, we expect that Patient Protection and Affordable Care Act will have a positive impact on our business as more Americans gain health insurance and prescription drug coverage. Additionally, rising U.S. healthcare costs and the shortage of primary care physicians are creating opportunities for pharmacists and drugstores to play a more active role in driving positive health outcomes for patients. Services such as immunizations, medication therapy management, chronic condition management and medication compliance counseling extend our efforts well beyond filling prescriptions. We believe that offerings such as these will gain additional momentum in a rapidly changing healthcare environment.

        In terms of our traditional drug dispensing business, generic prescription drugs continue to help lower overall costs for customers and third party payors. We believe the utilization of existing generic pharmaceuticals will continue to increase. After a slowdown of new generic introductions in fiscal 2014, the next wave of generic introductions will begin in the second half of fiscal 2015 as additional popular branded drugs are scheduled to lose patent protection. The gross profit from a generic drug prescription in the retail drugstore industry is generally greater than the gross profit from a brand drug prescription. However, the sale amount can be substantially less and can impact our overall revenues and same store sales.

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

Strategy

        Our strategy for fiscal 2015 is to accelerate the transformation of Rite Aid into a neighborhood destination for health and wellness. This strategic objective will not only allow us to better meet the needs of our customers and patients in a rapidly changing healthcare environment, but will also help us to continue the positive financial momentum we have generated over the past several years.

        Financially, our primary goal for fiscal 2015, consistent with fiscal 2014, is to continue growing same stores sales while expanding EBITDA margins, both of which are critical to achieving long-term financial success. By growing same-store sales, we can take full advantage of our recent cost control improvements, including the refinancing transactions we completed in fiscal 2014.

        In order to drive our financial performance and sustainable sales growth, we will continue to increase the level of capital investment in our store base through initiatives such as the Wellness store remodel program and prescription file purchases. We will also continue to build upon key initiatives we have implemented in recent years such as our highly successful wellness+ customer loyalty program and expanded pharmacy services, including immunizations. At the same time, we will focus on developing new programs that meet the evolving needs of our customers as we enter a period of rapid change in the U.S. healthcare industry. We expect that these continued investments and our focus on key initiatives will generate long-term value for our shareholders.

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

        Participation in the wellness+ program and wellness+ card usage continues to be strong. As of March 1, 2014, the wellness+ program had nearly 25 million active members, which we define as members who have used their wellness+ card at least twice over the previous 26 weeks. In fiscal 2014, wellness+ members accounted for 78% of front-end sales and 70% of prescriptions filled. In addition, our number of Gold and Silver members—Rite Aid's most valuable and satisfied customers—continues to increase.

        We introduced the biggest extension of wellness+ since its inception by successfully launching wellness65+ for seniors in June of 2013. Enrolled seniors can also become "Gold Members for a Day" and receive a 20% discount during special "wellness65+ Wednesday" events held each month at every Rite Aid store. These benefits are designed to give seniors a strong incentive to visit their local Rite Aid, get to know our store and pharmacy teams and learn more about the various products, services and advice Rite Aid has to offer. As of March 1, 2014, more than 1.6 million seniors were enrolled in the program. In fiscal 2014, we continued efforts to form stronger relationships with our best customers by leveraging program data to deliver more personalized and targeted offers.

        Heading forward, we will continue to look for new and innovative ways to further enhance our highly popular customer loyalty program.

        Wellness Store Remodels—In fiscal 2014, we continued to strengthen Rite Aid as a wellness destination by converting 405 stores to our Wellness Store format, which brought our total number of Wellness stores to 1,215 by the end of the fiscal year. As a result, more than a quarter of all Rite Aid stores are now Wellness stores.

        In addition to improved interior design, expanded clinical pharmacy services, innovative merchandising and new wellness product offerings, these stores are staffed with our unique Wellness Ambassadors, who serve as a bridge from the front-end of our stores to the pharmacy and provide an added level of customer service. Our customers have responded favorably to this unique store format. Our Wellness stores are outperforming the rest of our chain in terms of both front-end same-store sales and same-store prescription count.

        We plan to complete an additional 450 Wellness remodels in fiscal 2015. We believe these remodels are a cost-effective way to strengthen our store base, grow sales and offer our customers an engaging wellness experience.

        As we continue our store remodeling efforts, we will also begin setting the stage to complete store relocations and build net new stores over the next few years, allowing us to further expand the reach of our Wellness store format.

        Expanded Healthcare Services—In fiscal 2014, we continued to expand the role of our Rite Aid pharmacists in delivering wellness services that go beyond simply filling prescriptions. A key area of focus has been our immunizations program, which has grown significantly in recent years. In fiscal 2014, our pharmacists administered more than 2.8 million flu shots compared to nearly 2.4 million the previous year, an increase of more than 450,000. We also increased our number of vaccinations that protect against other conditions such as shingles, pneumonia and whooping cough by five percent over last year. Immunizations will continue to be a key area of focus in fiscal 2015.

        We are also piloting an innovative program named Rite Aid Health Alliance that positions Rite Aid to partner with local physicians and support patients with chronic conditions in achieving positive health outcomes. Through Rite Aid Health Alliance, doctors recommend our program to patients with one or more chronic conditions such as congestive heart failure, COPD, high cholesterol and diabetes.

Once a patient enrolls, Rite Aid pharmacists and specially-trained in-store care coaches work with the physician to create a personalized health care action plan and engage with the patient between physician visits to support the patient in implementing the plan and improving overall health.

        As of March 1, 2014, the Rite Aid Health Alliance program was active in three markets and we intend to expand the program to additional markets and stores throughout fiscal 2015. We are committed to continue to grow and develop our pharmacy and healthcare related service offerings to better meet the needs of customers and further strengthen our brand of health and wellness, both organically and through our recent acquisitions of Health Dialog and RediClinic.

        On April 1, 2014 we acquired Boston-based Health Dialog, a provider of health coaching, shared decision making tools and health care analytics. Health Dialog helps health plans, employers and physician groups improve healthcare quality while reducing overall costs. Health Dialog offerings include health coaching for medical decisions, chronic conditions, and wellness; population analytic solutions; and consulting services. Our acquisition of Health Dialog will play a key role in advancing our Rite Aid Health Alliance program. We will benefit from Health Dialog's industry-leading analytics and shared decision making tools as we continue to strengthen our health care offering. At the same time, the acquisition will provide Health Dialog with an expanded footprint to grow its portfolio of clients and services as a 100 percent owned subsidiary.

        On April 10, 2014 we acquired Houston-based RediClinic, a leading operator of retail clinics. Retail clinics play a critical role in today's health care delivery system and will play an important role in our overall health and wellness strategy. RediClinic currently operates 30 clinics in the greater Austin, San Antonio and Houston areas. RediClinics are staffed by board certified nurse practitioners and physician assistants, who are trained and licensed to treat common conditions and provide preventative services, in collaboration with local physicians who are affiliated with a leading health care system in each market. Patients can be treated for more than 30 common medical conditions and RediClinic's clinicians are able to write prescriptions for these conditions when appropriate. Additionally, RediClinics provide a broad range of preventive services, including screenings, medical tests, immunizations and basic physical exams. We are committed to expanding RediClinic's footprint in Texas and will leverage their expertise to deliver convenient health care and wellness programs to our customers in selected markets. We expect to open an additional 70 RediClinics over the next 18 to 24 months.

        Prescription File Purchases—In fiscal 2014, we increased the amount of capital spent on the purchase of prescription files to $87.4 million, up from $67.1 million in fiscal 2013. We have allocated $90.0 million of our fiscal 2015 capital expenditures budget for prescription file buys as they typically deliver a strong return on investment.

        Drug Purchasing and Distribution Efficiencies—In fiscal 2014, we announced an expanded agreement with our long-time partner McKesson for pharmaceutical purchasing and distribution. As part of this five-year agreement, McKesson will assume responsibility for purchasing all brand and generic medications we dispense in our stores as well as delivering those medications to our nearly 4,600 store locations. We expect that this partnership will leverage the scale of both companies to deliver greater purchasing and distribution efficiencies, ensure the highest levels of service for our customers and generate additional cash flow to further fuel our long-term growth.

        Private Brands—In fiscal 2011, we began to roll out our new private brand architecture, which included the consolidation of our private brands into three separate tiers. The initiative included enhanced package designs for our private brand items and the introduction of our price-fighter brand, Simplify. We now have approximately 3,000 private brand items and our private brand penetration has increased from 16% in fiscal 2011 to 18.2% as of the end of fiscal 2014. In fiscal 2015, we will continue to aggressively promote our private brands, which offer great value to our customers and strong margins for Rite Aid, through specific promotional programs and the introduction of new private brand items.

        Enhanced Digital Offerings—As we continue working hard to improve the customer experience in our 4,600 stores, we're also focused on providing enhanced digital resources that better reflect our brand of health and wellness. In addition to our new and improved www.riteaid.com website, we continue to enhance our mobile app with quarterly updates while engaging with customers on social media sites like Facebook and Twitter.

        Customer Service—We have put several store programs in place to improve the customer service experience, including the addition of Wellness Ambassadors to more stores and our chain-wide emphasis on greeting our customers more frequently and assisting them with purchases. We have also made investments in technology to make it easier for our store associates to perform necessary tasks such as price changes and backroom inventory management. By providing our associates with the ability to execute these tasks more efficiently, we give our store teams more time to focus on providing excellent service to our customers. In addition, fiscal 2015 will be the third consecutive year in which we have increased our budget for associate training and development. We believe this additional focus on developing our associates to provide superior customer service has and will continue to help us drive our improved overall performance.

        Cost Control—We continue to leverage the significant reductions we have made to our SG&A expense over the past few years. At the same time, we have completed several refinancing transactions that saved approximately $85 million in annual interest expense for fiscal 2014 and will continue to benefit our business heading forward. We will continue to focus on controlling costs in fiscal 2015 so that we can maximize the benefits of our sales and customer service initiatives and capital investments.

Products and Services

        Sales of prescription drugs represented approximately 67.9%, 67.6%, and 68.1% of our total sales in fiscal years 2014, 2013 and 2012, respectively. In fiscal years 2014, 2013 and 2012, prescription drug sales were $17.2 billion, $17.1 billion, and $17.7 billion, respectively. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

        We carry a full assortment of non-prescription, or front end products. The types and number of front end products in each store vary, and selections are based on customer needs and preferences and available space. No single front end product category contributed significantly to our sales during fiscal 2014. We also offer photo finishing services in a majority of our stores. Our principal classes of products in fiscal 2014 were the following:

Product Class	Percentage of Sales
Prescription drugs	67.9%
Over-the-counter medications and personal care	9.8%
Health and beauty aids	5.1%
General merchandise and other	17.2%

        We offer a wide variety of products under our private brands. We intend to increase the private brand sales percentage in fiscal 2015 by entering new categories, enhancing our seasonal programs and improving the in-stock position with our private brand suppliers. We believe that our customers find these products to be of high quality and provide great value.

        We have a strategic alliance with GNC under which we have opened over 2,200 GNC stores within Rite Aid store as of March 1, 2014 and have a contractual commitment to open at least 300 additional

GNC stores within Rite Aid stores by December 2019. We incorporate the GNC stores within Rite Aid store concept into many of our new and relocated stores and into many of our Wellness remodels. GNC is a leading nationwide retailer of vitamin and mineral supplements, personal care, fitness and other health-related products.

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

        We continue to embrace technology as a way to enhance the customer experience. We completed the development and implementation of our improved mobile app, which is now available for download for both the Android and iPhone platforms. This free app allows our customers to use their smartphones to manage their wellness + account, access the weekly circular to view sale items, order photo prints and locate a nearby Rite Aid store. We have continued to strengthen our presence on social media sites such as Facebook, Twitter and Pinterest through unique promotions and contests.

Sources and Availability of Raw Materials

        During fiscal 2014, we purchased brand pharmaceuticals and some generic pharmaceuticals from McKesson Corporation ("McKesson"). Beginning in fiscal 2015, we will, with limited exceptions, purchase all of our branded pharmaceutical products and almost all of our generic (non-brand name) pharmaceutical products from McKesson. If our relationship with McKesson were disrupted, we could temporarily have difficulty filling prescriptions for brand-named and generic drugs until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes.

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

Customers and Third Party Payors

        During fiscal 2014, our stores filled approximately 295 million prescriptions and served an average of 2.0 million customers per day. The loss of any one customer would not have a material adverse impact on our results of operations.

        In fiscal 2014, 97.0% of our pharmacy sales were to customers covered by third party payors (such as insurance companies, prescription benefit management companies, government agencies, private employers or other managed care providers) that agree to pay for all or a portion of a customer's eligible prescription purchases based on negotiated and contracted reimbursement rates. During fiscal 2014, the top five third party payors accounted for approximately 65.8% of our pharmacy sales. The largest third party payor, Express Scripts, represented 31.6% of our pharmacy sales.

        During fiscal 2014, Medicaid and related managed care Medicaid payors sales were approximately 13.7% of our pharmacy sales, of which the largest single Medicaid payor was approximately 1.1% of our pharmacy sales. During fiscal 2014, approximately 30.6% of our pharmacy sales were to customers covered by Medicare Part D.

Competition

        The retail drugstore industry is highly competitive. We compete with, among others, retail drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, discount stores, wellness offerings, dollar stores and mail order pharmacies. We compete on the basis of store location and convenient access, customer service, product selection and price. We believe continued consolidation of the drugstore industry, the aggressive discounting of generic drugs by supermarkets and mass merchandisers and the increase of promotional incentives to drive prescription sales will further increase competitive pressures in the industry.

Marketing and Advertising

        In fiscal 2014, marketing and advertising expense was approximately $322.8 million, which was spent primarily on weekly circular advertising. Our marketing and advertising activities centered primarily on the following:

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

Associates

        We believe that our relationships with our associates are good. As of March 1, 2014, we had approximately 89,000 associates: 11% were pharmacists, 44% were part-time and 27% were represented by unions. Associate satisfaction is critical to our success. Annually we survey our associates to obtain feedback on various employment-related topics, including job satisfaction and their understanding of our core values and mission.

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

Regulation

        Our business is subject to federal, state and local laws, regulations, and administrative practices concerning the provision of and payment for health care services, including, without limitation: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims; the Patient Protection and Affordable Care Act (ACA); regulations of the U.S. Food and Drug Administration and the U.S. Drug Enforcement Administration, including regulations governing the purchase, sale, storing and dispensing of controlled substances and other products, as well as regulations promulgated by state and other federal agencies concerning the sale, advertisement and promotion of the products we sell, including tobacco and alcoholic beverages.

        Our business is also subject to patient privacy and other obligations, including corporate, pharmacy and associate responsibility imposed by the Health Insurance Portability and Accountability Act. As a covered entity, we are required to implement privacy standards, train our associates on the permitted uses and disclosures of protected health information, provide a notice of privacy practice to our pharmacy customers and permit pharmacy customers to access and amend their records and receive an accounting of disclosures of protected health information.

        We are also subject to laws governing our relationship with our associates, including health and safety, minimum wage requirements, overtime, working conditions, equal employment opportunity and unionizing efforts.

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

        We had, as of March 1, 2014, $5.8 billion of outstanding indebtedness and stockholders' deficit of $2.1 billion. We also had additional borrowing capacity under our $1.795 billion senior secured revolving credit facility of approximately $1,315.1 million, net of outstanding letters of credit of $79.9 million. Our earnings were sufficient to cover fixed charges for fiscal 2014 by $233.4 million. However, our earnings were insufficient to cover fixed charges and preferred stock dividends for fiscal 2013, 2012, 2011 and 2010 by $14.0 million, $412.4 million, $564.8 million and $498.4 million, respectively.

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

        We believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal 2015 and have no significant debt maturities prior to February 2018. However, if our operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, we could face liquidity constraints. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or refinance our indebtedness could have a material adverse effect on us.

Borrowings under our senior secured credit facility are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.

        As of March 1, 2014, approximately $2.5 billion of our outstanding indebtedness bore interest at a rate that varies depending upon the London Interbank Offered Rate ("LIBOR"). Borrowings under our Second Lien facilities Tranche 1 Term Loan due August 2020 and Tranche 2 Term Loan due June 2021 are subject to a minimum LIBOR floor of 100 basis points. Borrowings under our new Tranche 7 Term Loan due February 2020 (we refinanced our Tranche 6 Term Loan due February 2020 on March 14, 2014) are subject to a minimum LIBOR floor of 75 basis points. Borrowings under our senior secured revolving credit facility are most sensitive to LIBOR fluctuations because there is no floor. If LIBOR rises, the interest rates on outstanding debt will increase. Therefore an increase in LIBOR would increase our interest payment obligations under those loans and have a negative effect on our cash flow and financial condition. We currently do not maintain hedging contracts that would limit our exposure to variable rates of interest.

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

        The senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our senior secured credit facility has a financial covenant which requires us to maintain a minimum fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of March 1, 2014, we had availability under our revolving credit facility of approximately $1,315.1 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and were in compliance with the senior secured credit facility's financial covenant.

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

We purchase all of our brand and generic drugs from a single wholesaler. A disruption in this relationship may have a negative effect on us.

        We purchase all of our brand prescription and beginning during fiscal 2015, will purchase, with limited exceptions, all of our generic drugs from a single wholesaler, McKesson. Pharmacy sales represented approximately 67.9% of our total sales during fiscal 2014. While we believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available, a significant disruption in our relationship with McKesson could make it difficult for us to continue to operate our business on a regular basis until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes. We believe we could obtain and qualify alternative sources, including through self-distribution, for substantially all of the prescription drugs we sell on an acceptable basis, and accordingly that the impact of any disruption would be temporary. In addition, because McKesson acts as a wholesaler for drugs purchased from ultimate manufacturers worldwide, any disruption in the supply of a given drug could adversely impact McKesson's ability to fulfill our demands, which could adversely effect us.

A significant disruption in our computer systems or a cyber security breach could adversely affect our operations.

        We rely extensively on our computer systems to manage our ordering, pricing, point-of-sale, inventory replenishment and other processes. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. Although we deploy a layered approach to address information security threats and vulnerabilities, including ones from a cyber security standpoint, designed to protect confidential information against data security breaches, a compromise of our information security controls or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could adversely affect our business, financial position and results of operations. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business. Although we maintain cyber security insurance, we cannot assure you that the coverage limits under our insurance program will be adequate to protect us against future claims.

Risks Related to our Industry

The markets in which we operate are very competitive and further increases in competition could adversely affect us.

        We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Competition from discount stores has significantly increased during the past few years. Our industry also faces growing competition from companies who import drugs directly from other countries, such as Canada, as well as from large-scale retailers that offer generic drugs at a substantial discount. Some of our competitors have or may merge with or acquire pharmaceutical services companies, pharmacy benefit managers, mail order facilities or enter into strategic partnership alliances with wholesalers, which may further increase competition. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. In addition, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. The ability of our stores to achieve profitability depends on their ability to achieve a critical mass of loyal, repeat customers. We believe that the continued consolidation of the drugstore industry will further increase competitive pressures in the industry. We cannot assure you that we will be able to continue to effectively compete in our markets or increase our sales volume in response to further increased competition.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

        Many organizations in the healthcare industry, including pharmacy benefit managers, have consolidated, such as the merger of Express Scripts and Medco Health Solutions, to create larger healthcare enterprises with greater market power, which has resulted in greater pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services. If these pressures result in reductions in our prices, our business will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations.

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

        Sales of prescription drugs reimbursed by third party payors, including the Medicare Part D plans and state sponsored Medicaid and related managed care Medicaid agencies, represented 97.0% of our business in fiscal 2014.

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

        Our business is subject to numerous federal, state and local laws and regulations ("Regulations"). Changes in these Regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable Regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including: (i) suspension of payments from government programs; (ii) loss of required government certifications; (iii) loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; (iv) loss of licenses; or (v) significant fines or monetary penalties. The Regulations to which we are subject include, but are not limited to, federal, state and local registration and regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable Medicare and Medicaid Regulations; the Health Insurance Portability and Accountability Act or ("HIPAA"); Regulations relating to the protection of the environment and health and safety matters, including those governing exposure to and the management and disposal of hazardous substances; Regulations enforced by the U. S. Federal Trade Commission, the U. S. Department of Health and Human Services and the Drug Enforcement Administration as well as state regulatory authorities, governing the sale, advertisement and promotion of products we sell; anti-kickback laws; false claims laws and federal and state laws governing the practice of the profession of pharmacy. We are also governed by federal and state laws of general applicability, including laws regulating matters of wage and hour laws, working conditions, health and safety and equal employment opportunity.

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

        Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our web site, or otherwise communicate and interact with us. We also gather and retain information about our associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, security could be compromised and confidential customer or business information misappropriated, for which we have paid related penalties in the past. Loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, payment card associations and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, compliance with tougher privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

Item 1B.    Unresolved SEC Staff Comments

        None

Item 2.    Properties

        As of March 1, 2014, we operated 4,587 retail drugstores. The average selling square feet of each store in our chain is approximately 10,000 square feet. The average total square feet of each store in our chain is approximately 12,600. The stores in the eastern part of the U.S. average 8,900 selling square feet per store (11,100 average total square feet per store). The stores in the western part of the U.S. average 14,900 selling square feet per store (19,400 average total square feet per store).

        The table below identifies the number of stores by state as of March 1, 2014:

State	Store Count
Alabama	93
California	580
Colorado	20
Connecticut	77
Delaware	42
District of Columbia	7
Georgia	186
Idaho	13
Indiana	10
Kentucky	116
Louisiana	63
Massachusetts	148
Maine	79
Maryland	143
Michigan	277
Mississippi	26
North Carolina	224
Nevada	1
New Hampshire	68
New Jersey	257
New York	613
Ohio	225
Oregon	71
Pennsylvania	536
Rhode Island	43
South Carolina	95
Tennessee	81
Utah	22
Vermont	37
Virginia	192
Washington	138
West Virginia	104

Total	4,587

        Our stores have the following attributes at March 1, 2014:

Attribute	Number	Percentage
Freestanding	2,812	61.3%
Drive through pharmacy	2,407	52.4%
GNC stores within a Rite Aid store	2,222	48.4%

        We lease 4,329 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases. The remaining 258 drugstore facilities are owned.

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

        On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. We also evaluate strategic dispositions and acquisitions of facilities and prescription files. When we reduce in size, close or relocate a store or close distribution center facilities, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of March 1, 2014, we had 7,383,081 square feet of excess space, 5,101,190 square feet of which was subleased.

Item 3.    Legal Proceedings

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

        We are currently a defendant in several putative class action lawsuits filed in state courts in California alleging violations of California wage and hour laws, rules and regulations pertaining primarily to failure to pay overtime, pay for missed meals and rest periods and failure to provide employee seating. These suits purport to be class actions and seek substantial damages. We have aggressively challenged both the merits of the lawsuits and the allegations that the cases should be certified as class or representative actions. With respect to cases involving meal and rest periods (Chase and Scherwin v. Rite Aid Corporation pending in Los Angeles County Superior Court and Kyle v. Rite Aid Corporation pending in Sacramento County Superior Court), in light of the cost and uncertainty involved in these lawsuits, we are involved in ongoing discussions with counsel for the Plaintiffs concerning a possible resolution of these matters. With respect to the other lawsuits described in this paragraph, we, at this time, are not able to predict either the outcome of these lawsuits or estimate a potential range of loss with respect to said lawsuits.

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

        We were served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney's Office for the Eastern District of Michigan. The subpoena requests records regarding Rite Aid's Rx Savings Program and the reporting of usual and customary charges to publicly funded health programs. In connection with the same investigation, we were served with a Civil Subpoena Duces Tecum dated February 22, 2013 by the State of Indiana Office of the Attorney

General. We have substantially completed our response to both of the subpoenas and are unable to predict the timing or outcome of any review by the government of such information.

        In April 2012, we received an administrative subpoena from the Drug Enforcement Administration ("DEA"), Albany, New York District Office, requesting information regarding our sale of products containing pseudoephedrine ("PSE"). In April 2012, we also received a communication from the United States Attorneys Office ("USAO") for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 ("CMEA"). In April 2013, we received additional administrative subpoenas from DEA concerning certain retail PSE transactions at New York stores and the USAO commenced discussions with us regarding whether, from 2009 (upon implementation of an electronic PSE transaction logbook system) through the present, we sold products containing PSE in violation of the CMEA. Violations of the CMEA could result in the imposition of administrative, civil and/or criminal penalties against us. We are cooperating with the government and continue to provide information responsive to the subpoenas. We have entered into a tolling agreement with the USAO. We are unable to predict the timing or outcome of any review by the government of such information.

        We received an additional administrative subpoena from the DEA in December 2013 requesting information in connection with an investigation of violations of the CMEA in West Virginia. We are unable to predict the timing or outcome of any review by the government of such information.

        In January 2013, the DEA, Los Angeles District Office, served an administrative subpoena on us seeking documents related to prescriptions by a certain prescriber. The USAO, Central District of California, also contacted us about a related investigation into allegations that Rite Aid pharmacies filled certain controlled substance prescriptions for a number of practitioners after their DEA registrations had expired or otherwise become invalid in violation of the federal Controlled Substances Act and DEA regulations. We responded to the administrative subpoena and subsequent informal requests for information from the USAO. We met with the USAO and DEA in January 2014 and are involved in ongoing discussions on the matter.

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

Item 4.    Mine Safety Disclosures

        Not applicable

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is listed on the NYSE under the symbol "RAD." On April 11, 2014, we had approximately 22,200 stockholders of record. Quarterly high and low closing stock prices, based on the composite transactions, are shown below.

Fiscal Year	Quarter	High	Low
2015 (through April 11, 2014)	First	$7.04	$6.05
2014	First	2.97	1.65
	Second	3.52	2.74
	Third	5.92	3.46
	Fourth	6.74	4.99
2013	First	2.05	1.18
	Second	1.45	1.12
	Third	1.33	1.00
	Fourth	1.70	0.97

        We have not declared or paid any cash dividends on our common stock since the third quarter of fiscal 2000 and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Our senior secured credit facility, second priority secured term loan facilities and some of the indentures that govern our other outstanding indebtedness restrict our ability to pay dividends.

        We have not sold any unregistered equity securities during the period covered by this report, nor have we repurchased any of our common stock, during the period covered by this report.

        Rite Aid Lease Management Company, a subsidiary of the Company, had 213,000 shares of its Cumulative Preferred Stock, Class A, par value $100 per share ("RALMCO Cumulative Preferred Stock"), outstanding. On November 29, 2013, we repurchased all of the outstanding RALMCO Cumulative Preferred Stock for $21,034.

        On September 26, 2013, we agreed to exchange eight shares of our 7% Series G Convertible Preferred Stock (the "Series G preferred stock") and 1,876,013 shares of our 6% Series H Convertible Preferred Stock (the "Series H preferred stock", collectively the "Preferred Stock"), held by Green Equity Investors III, L.P. ("LGP") for 40,000,000 shares of our common stock, par value $1.00 per share (the "Exchange"), with a market value of $190,400 at the $4.76 per share closing price on the Settlement Date (as hereinafter defined), pursuant to an individually negotiated exchange transaction. The Exchange settled on September 30, 2013 (the "Settlement Date"). Following the Settlement Date, no shares of the Series G preferred stock or Series H preferred stock remained outstanding and our restated certificate of incorporation was amended to eliminate all references to the Series G preferred stock and Series H preferred stock.

 STOCK PERFORMANCE GRAPH

        The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Russell 2000 Consumer Staples Index and (ii) the Russell 2000 Index, over the same period (assuming the investment of $100.00 in our common stock and such indexes on February 28, 2009 and reinvestment of dividends).

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

STOCK PERFORMANCE GRAPH
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2014

	2010	2011	2012	2013	2014
RITE AID CORP	542.86	457.14	596.43	600.00	2,353.57
Russell 2000 Index	163.95	217.01	214.80	248.56	325.70
Russell 2000 Consumer Staples Index	143.15	168.51	176.05	208.47	288.03

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes.

	Fiscal Year Ended
	March 1, 2014 (52 weeks)	March 2, 2013 (52 weeks)	March 3, 2012 (53 weeks)	February 26, 2011 (52 weeks)	February 27, 2010 (52 weeks)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Revenues	$25,526,413	$25,392,263	$26,121,222	$25,214,907	$25,669,117
Costs and expense:
Cost of goods sold	18,202,679	18,073,987	19,327,887	18,522,403	18,845,027
Selling, general and administrative expenses	6,561,162	6,600,765	6,531,411	6,457,833	6,603,372
Lease termination and impairment charges	41,304	70,859	100,053	210,893	208,017
Interest expense	424,591	515,421	529,255	547,581	515,763
Loss on debt retirements, net	62,443	140,502	33,576	44,003	993
Gain on sale of assets, net	(15,984)	(16,776)	(8,703)	(22,224)	(24,137)

Total costs and expenses	25,276,195	25,384,758	26,513,479	25,760,489	26,149,035

Income (loss) before income taxes	250,218	7,505	(392,257)	(545,582)	(479,918)
Income tax expense (benefit)	804	(110,600)	(23,686)	9,842	26,758

Net income (loss)	$249,414	$118,105	$(368,571)	$(555,424)	$(506,676)

Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.23	$0.12	$(0.43)	$(0.64)	$(0.59)

Diluted income (loss) per share	$0.23	$0.12	$(0.43)	$(0.64)	$(0.59)

Year-End Financial Position:
Working capital	$1,777,673	$1,830,777	$1,934,267	$1,991,042	$2,332,976
Property, plant and equipment, net	1,957,329	1,895,650	1,902,021	2,039,383	2,293,153
Total assets	6,944,871	7,078,719	7,364,291	7,555,850	8,049,911
Total debt	5,757,143	6,033,531	6,328,201	6,219,865	6,370,899
Stockholders' deficit	(2,113,702)	(2,459,434)	(2,586,756)	(2,211,367)	(1,673,551)
Other Data:
Cash flows provided by (used in):
Operating activities	702,046	819,588	266,537	395,849	(325,063)
Investing activities	(364,924)	(346,305)	(221,169)	(156,677)	(120,486)
Financing activities	(320,168)	(506,116)	25,801	(251,650)	397,108
Capital expenditures	421,223	382,980	250,137	186,520	193,630
Basic weighted average shares	922,199	889,562	885,819	882,947	880,843
Diluted weighted average shares	979,092	907,259	885,819	882,947	880,843
Number of retail drugstores	4,587	4,623	4,667	4,714	4,780
Number of associates	89,000	89,000	90,000	91,800	97,500

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net income for fiscal 2014 was $249.4 million or $0.23 per basic and diluted share compared to net income for fiscal 2013 of $118.1 million or $0.12 per basic and diluted share. Contributing to the increase in net income was an increase in Adjusted EBITDA and lower interest expense, loss on debt retirement of $62.4 million versus $140.5 million in the prior year, and lower lease termination and impairment charges. Partially offsetting these improvements is a LIFO charge of $104.1 million in fiscal 2014 compared to a LIFO credit of $147.9 million in fiscal 2013.

        Adjusted EBITDA for fiscal 2014 was $1,325.0 million or 5.2 percent of revenues, compared to $1,128.4 million or 4.4% of revenues for fiscal year 2013. The increase in Adjusted EBITDA was driven by increased pharmacy gross profit due to the continued benefit of generic introductions on pharmacy gross margin in the first half of the fiscal year, purchasing efficiencies on generic drugs and strong cost control.

        Our operating results are described in more detail in the "Results of Operations" section below. Some of the key factors that impacted our results are summarized as follows:

        Sales Trends:    Our revenue growth for fiscal 2014 was 0.5% compared to revenue decline of 2.8% for fiscal 2013. Fiscal 2014 revenues were positively impacted by an increase in same store sales, partially offset by a decrease in same store prescription count and a negative impact from generic introductions and continued lower reimbursement rates and store closings.

        Gross Profit:    Our gross profit was positively impacted by the continued impact of generic introductions, which have a higher gross profit than their brand counterparts, and purchasing efficiencies on generic drugs, offset by a higher LIFO charge. We record the value of our inventory on the Last-In, First-Out (LIFO) method. We recorded a LIFO charge of $104.1 million and a LIFO credit of $147.9 million in fiscal 2014 and 2013, respectively. The current year LIFO charge was due to higher pharmacy inflation rates.

        Selling, General and Administrative Expenses:    Our selling, general and administrative expenses ("SG&A") decreased in fiscal 2014 due primarily to a lower reversal of certain tax indemnifications assets, lower litigation costs and legal and professional fees, advertising, and depreciation and amortization. These amounts are partially offset by increased salary and benefit costs as well as the prior year $18.1 million favorable payment card interchange fee litigation settlement. Both the current and prior year reversals of $30.5 million and $91.3 million of tax indemnification assets resulting from our settlement with the IRS associated with a pre-acquisition Brooks Eckerd tax audit are offset by an income tax benefit.

        Lease Termination and Impairment Charges:    We recorded lease terminations and impairment charges of $41.3 million in fiscal 2014 compared to $70.9 million in fiscal 2013. Our charges have been trending lower due to improved results of operations, which reduces our impairment charges, and closing fewer stores that require lease termination charges.

        Debt Refinancing and Other Capital Transactions:    During fiscal 2014, we continued to take steps to extend the terms of our debt, reduce interest expense and to obtain more flexibility. We expect to engage in similar efforts in the future. During fiscal 2014 and fiscal 2013, we completed several refinancing transactions which caused interest expense to decrease over $90.0 million in fiscal 2014. In March 2014, we completed the refinancing of our Tranche 6 Term Loan with our new Tranche 7 Term Loan which will reduce interest expense by an additional $5.0 million per year. These transactions are described in more detail in the "Liquidity and Capital Resources" section below.

        Income Tax:    Net income for fiscal 2014 included income tax expense of $0.8 million, compared to income tax benefit of $110.6 million for fiscal 2013. Income tax expense for fiscal 2014 resulted in an increase in the deferred tax valuation allowance to offset the windfall tax benefits recorded in additional paid-in capital ("APIC") pursuant to the tax law ordering approach, offset by adjustments to unrecognized tax benefits due to the lapse of statute of limitations. The benefit recognized in fiscal 2013 was primarily comprised of recognition of previously unrecognized tax benefits resulting from the Internal Revenue Service ("IRS") and Commonwealth of Massachusetts Appellate Divisions settlements related to the examinations of the Brooks Eckerd fiscal years 2004 - 2007 and fiscal years 2005 - 2007, respectively. This amount was offset by a reversal of the related tax indemnification asset which was recorded in selling, general and administrative expenses as these audits were related to pre-acquisition periods. Additionally, the income tax expense for 2014 and benefit for 2013 was recorded net of adjustments to maintain a full valuation allowance against our net deferred tax assets.

        We maintain a full valuation allowance against the net deferred tax assets as a result of a three year cumulative loss position as of March 1, 2014. ASC 740, "Income Taxes" requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, ASC 740 precludes relying on projections of future taxable income to support the recognition of deferred tax assets.

  Results of Operations

  Revenue and Other Operating Data

	Year Ended
	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)
	(Dollars in thousands)
Revenues	$25,526,413	$25,392,263	$26,121,222
Revenue growth (decline)	0.5%	(2.8)%	3.6%
Same store sales growth (decline)	0.7%	(0.3)%	2.0%
Pharmacy sales growth (decline)	0.9%	(1.6)%	1.9%
Same store prescription count (decrease) increase	(0.3)%	3.4%	0.9%
Same store pharmacy sales growth (decline)	1.2%	(1.0)%	2.4%
Pharmacy sales as a % of total sales	67.9%	67.6%	68.1%
Third party sales as a % of total pharmacy sales	97.0%	96.6%	96.5%
Front-end sales (decline) growth	(0.4)%	0.8%	0.7%
Same store front-end sales (decline) growth	(0.2)%	1.4%	1.1%
Front-end sales as a % of total sales	32.1%	32.4%	31.9%
Adjusted EBITDA(*)	$1,324,959	$1,128,379	$942,902
Store data:
Total stores (beginning of period)	4,623	4,667	4,714
New stores	—	—	—
Store acquisitions	1	—	—
Closed stores	(37)	(44)	(47)
Total stores (end of period)	4,587	4,623	4,667
Relocated stores	11	13	15
Remodeled and expanded stores	409	516	279

(*)
See Adjusted EBITDA and Other Non-GAAP Measures for additional details

  Revenues

        Fiscal 2014 compared to Fiscal 2013:    The 0.5% increase in revenue was due primarily to an increase in pharmacy same store sales, partially offset by a decrease in front end sales. The increase in pharmacy same stores sales was driven primarily by brand drug inflation, partially offset by a decrease in same store prescription count, negative impact from generic introductions and continued reimbursement rate pressures. We expect lower reimbursement rates to continue to have a negative impact on our revenues. Same store sales trends for fiscal 2014 and fiscal 2013 are described in the following paragraphs. We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocation stores are not included in same store sales until one year has lapsed.

        Pharmacy same store sales increased 1.2%. Pharmacy same store sales were positively impacted by brand drug inflation. The increases were partially offset by a decrease of 0.3% in same store prescription count and the continued impact of generic drug introductions, which have a substantially lower selling price than their brand counterparts but higher gross profit. Pharmacy same store sales were also negatively impacted by continued reimbursement rate pressures.

        Front end same store sales decreased 0.2%. The decrease in same store front end sales was impacted by consumer spending habits and the heavy promotional environment, partially offset by the positive impact of our wellness + loyalty program, incremental sales from our Wellness format stores, and other management initiatives to increase front end sales. Active wellness + members, defined as those who have used their cards at least twice during the last twenty-six weeks, was nearly 25 million as of March 1, 2014. We have completed over 1,200 Wellness store remodels as of March 1, 2014.

        Fiscal 2013 compared to Fiscal 2012:    The 2.8% decrease in revenue was due primarily to one less week in fiscal 2013 and a decrease in same store sales. The decrease in same stores sales was driven primarily by generic introductions and continued reimbursement rate pressures, partially offset by increased same store prescription count, the positive impact of our wellness + loyalty program, and other management initiatives to increase sales. The increase in same store prescription count was driven in part by the Walgreens / Express Scripts dispute which was settled in September 2012, our immunization program and our wellness + loyalty program.

        Pharmacy same store sales decreased 1.0%. Pharmacy same store sales were negatively impacted by generic drug introductions and lower reimbursement rates. These decreases were partially offset by an increase of 3.4% in same store prescription count driven in part by incremental prescriptions gained from the Walgreens / Express Scripts dispute and by our immunization program and wellness + loyalty program.

        Front end same store sales increased 1.4%. The increase in front end same store sales reflects the positive impact of our wellness + loyalty program, incremental sales from our Wellness format stores, and other management initiatives to increase front end sales.

  Costs and Expenses

	Year Ended
	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)
	(Dollars in thousands)
Costs of goods sold	$18,202,679	$18,073,987	$19,327,887
Gross profit	7,323,734	7,318,276	6,793,335
Gross margin	28.7%	28.8%	26.0%
FIFO gross profit	7,427,876	7,170,394	6,982,057
FIFO gross margin	29.1%	28.2%	26.7%
Selling, general and administrative expenses	$6,561,162	$6,600,765	$6,531,411
Selling, general and administrative expenses as a percentage of revenues	25.7%	26.0%	25.0%
Lease termination and impairment charges	41,304	70,859	100,053
Interest expense	424,591	515,421	529,255
Loss on debt retirements, net	62,443	140,502	33,576
Gain on sale of assets, net	(15,984)	(16,776)	(8,703)

  Cost of Goods Sold

        Gross profit increased by $5.5 million in fiscal 2014 compared to fiscal 2013. Pharmacy gross profit was higher due to the continued benefit of generic drug introductions, purchasing efficiencies on generic drugs, favorable reimbursement rate adjustments from a decision by California to exclude certain drugs from the retroactive California Department of Healthcare Services (MediCal) reimbursement rate adjustments as well as from certain commercial third party payors and inflation on brand drugs, partially offset by a decrease in same store prescription count and continued reimbursement pressures. Front-end gross profit was slightly higher due to higher vendor promotional funding, partially offset by lower sales and higher promotional markdowns. Gross profit was negatively impacted by a LIFO charge in the current year compared to a LIFO credit in the prior year. Overall gross margin was 28.7% for fiscal 2014 compared to 28.8% in fiscal 2013.

        Gross margin was slightly lower due primarily to a LIFO charge this year compared to a LIFO credit last year as well as continued reimbursement pressures and increased promotional markdowns, partially offset by the continued benefit of generic introductions, inflation on brand drugs, purchasing efficiencies on generic drugs and increased vendor promotional funding.

        Gross profit increased by $524.9 million in fiscal 2013 compared to fiscal 2012. The overall increase in gross profit was due to a LIFO credit resulting from significant generic deflation during the year, compared to a LIFO charge in the prior year and an overall increase in pharmacy gross profit, partially offset by a slightly lower front end gross profit. Pharmacy gross profit was higher due to increased prescription volume driven, in part, from the Walgreens/ Express Scripts dispute, higher immunizations and our wellness + loyalty program. Front-end gross profit was slightly lower due to higher tier discounts from our wellness + customer loyalty program and other markdowns, partially offset by increased sales.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. The LIFO charge for fiscal 2014 was $104.1 million compared to a LIFO credit of $147.9 million in fiscal 2013 and a LIFO charge of $188.7 million in fiscal 2012. The LIFO charge for fiscal 2014 was primarily the result of higher inflation on brand pharmacy products, partially offset by deflation on generic pharmacy products, which contributed to overall inflation in fiscal 2014. The inflation in fiscal 2014 compares to overall deflation in fiscal 2013, which was due to significant generic pharmacy product deflation, partially offset by brand pharmacy product inflation.

        During fiscal 2013, we experienced significant price decreases on high volume generic introductions. During the first few months after new generic drugs are introduced, supplier prices tend to decrease as multiple suppliers enter the market place. This resulted in significant deflation on generic pharmacy products which more than offset brand pharmacy product inflation, causing overall deflation in fiscal 2013, and consequently, resulted in a LIFO credit of $147.9 million.

        During fiscal 2012, we experienced significant brand pharmacy product inflation, partially offset by generic pharmacy product deflation, which contributed to overall inflation during fiscal 2012. The overall inflation in fiscal 2012 resulted in a LIFO charge of $188.7 million.

  Selling, General and Administrative Expenses

        SG&A expenses decreased by $39.6 million in fiscal 2014 compared to fiscal 2013 due primarily to a lower reversal of certain tax indemnification assets, lower litigation costs and legal and professional fees, advertising, and depreciation and amortization. These amounts are partially offset by increased salary and benefit costs as well as the prior year $18.1 million favorable payment card interchange fee litigation settlement. Both the current and prior year reversals of $30.5 million and $91.3 million, respectively, of tax indemnification assets resulting from our settlement with the IRS associated with a pre-acquisition Brooks Eckerd tax audit, are offset by an income tax benefit.

        SG&A expenses increased by $69.4 million in fiscal 2013 compared to fiscal 2012 due primarily to the reversal of $91.3 million of tax indemnification asset resulting from our settlement with the IRS and certain states associated with pre-acquisition Brooks Eckerd tax issues, which are offset by an income tax benefit as noted below (in "Income Taxes"), litigation charges relating to the settlement of certain labor related actions and increased associate bonus expense. These amounts are partially offset by lower operating costs associated with one less week during the 2013 fiscal year, lower depreciation and amortization, lower self insurance expense due primarily to the impact of the discount rate change on the prior year expense and the favorable settlement related to payment card interchange fee litigation. SG&A expenses as a percentage of revenue was 26.0% in fiscal 2013 compared to 25.0% in fiscal 2012. The increase in SG&A as a percentage of revenues relative to the prior year is due in part to the impact of generic introductions and reimbursement rate pressures which resulted in a lower revenue base to measure our SG&A expenses against.

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

        In performing the recoverability test, we compare the expected future cash flows of a store to the carrying amount of its assets. Significant judgment is used to estimate future cash flows. Major assumptions that contribute to our future cash flow projections include expected sales, gross profit, and distribution expenses; expected costs such as payroll, occupancy costs and advertising expenses; and estimates for other significant selling, and general and administrative expenses. Many long-term macro-economic and industry factors are considered, both quantitatively and qualitatively, in our future cash flow assumptions. In addition to current and expected economic conditions such as inflation, interest and unemployment rates that affect customer shopping patterns, we consider that we operate in a highly competitive industry which includes the actions of other national and regional drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Many of our competitors are spending significant capital and promotional dollars in certain geographies to gain market share. We have assumed certain sales growth from our loyalty program and other initiatives to grow sales. Recent Pharmacy Benefit Management consolidation and efforts of third party public and private payors have reduced pharmacy reimbursement rates in recent years. We expect this rate compression, which currently affects 97% of our pharmacy business, to continue to affect us in the foreseeable future. We operate in a highly regulated industry and must make assumptions related to Federal and State efforts and proposals to affect the pricing and regulations related to prescription drugs, as well as, expected revenues and costs related to the Patient Protection and Affordable Care Act (health care reform).

        Additionally, we take into consideration that certain operating stores are executing specific improvement plans which are monitored quarterly to recoup recent capital investments, such as an acquisition of an independent pharmacy, which we have made to respond to specific competitive or local market conditions, or have specific programs tailored towards a specific geography or market.

        We recorded impairment charges of $13.1 million in fiscal 2014, $24.9 million in fiscal 2013 and $52.0 million in fiscal 2012. Our methodology for recording impairment charges has not changed materially, and has been consistently applied in the periods presented.

        At March 1, 2014, approximately $1.9 billion of our long-lived assets, including intangible assets, were associated with 4,587 active operating stores.

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

        We recorded impairment charges for active stores of $11.7 million in fiscal 2014, $24.0 million in fiscal 2013 and $43.4 million in fiscal 2012.

        We review key performance results for active stores on a quarterly basis and approve certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is made and approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors discussed above, in addition to, the operating store's individual operating results. We currently have no plans to close a significant number of active stores in future periods. In the next fiscal year, we currently expect to close approximately 40 stores, primarily as a result of lease expirations. We recorded impairment charges for closed facilities of $1.3 million in fiscal 2014, $0.9 million in fiscal 2013 and $8.6 million in fiscal 2012.

        Included in the impairment charges noted above were charges of $0.8 million in fiscal 2014, $0.6 million in fiscal 2013 and $5.9 million in fiscal 2012 for existing owned surplus property. Assets to be disposed of are evaluated quarterly to determine if an additional impairment charge is required. Fair value estimates are provided by independent brokers who operate in the local markets where the assets are located.

        The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2014, 2013 and 2012:

	Year Ended
	March 1, 2014		March 2, 2013		March 3, 2012
	Number	Charge	Number	Charge	Number	Charge
Closed facilities:
Actual and approved store closings	31	$531	29	$325	55	$2,283
Actual and approved relocations	—	—	—	—	2	499
Existing surplus properties	7	798	5	594	12	5,863

Total impairment charges-closed facilities	38	1,329	34	919	69	8,645
Active stores:
Additional current period charges for stores previously impaired in prior periods(1)	378	4,162	469	5,835	591	9,822
Charges for new, relocated and remodeled stores that did not meet their asset recoverability test in the current period(2)	1	4,028	14	9,190	19	18,926
Charges for the remaining stores that did not meet their asset recoverability test in the current period(3)	17	3,558	47	8,948	53	14,605

Total impairment charges-active stores	396	11,748	530	23,973	663	43,353
Total impairment charges-all locations	434	$13,077	564	$24,892	732	$51,998

Total number of active stores	4,587		4,623		4,667
Stores impaired in prior periods with no current charge	709		588		428
Stores with a current period charge	396		530		663

Total cumulative active stores with impairment charges	1,105		1,118		1,091

(1)
These charges are related to stores that were impaired for the first time in prior periods. Most active stores, requiring an impairment charge, are fully impaired in the first period that they do not meet their asset recoverability test. However, in each prior period presented, a minority of stores were partially impaired since their fair value supported a reduced net book value. Accordingly, these stores may be further impaired in the current and future periods as a result of changes in their actual or projected cash flows, or changes to their fair value estimates. Also, we make ongoing capital additions to certain stores to improve their operating results or to meet geographical competition, which if later are deemed to be unrecoverable, will be impaired in future periods. Of this total, 375, 464 and 583 stores for fiscal years 2014, 2013 and 2012, respectively have been fully impaired.

(2)
These charges are related to new stores (open at least 3 years) and relocated stores (relocated in the last 2 years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met our original return on investment projections and have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 1, 14 and 19 stores for fiscal years 2014, 2013 and 2012, respectively have been fully impaired.

(3)
These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 14, 43 and 43 stores for fiscal years 2014, 2013 and 2012, respectively have been fully impaired.

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

        To the extent that actual future cash flows differ from our projections materially, because of the reasons discussed above, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 100 basis point decrease in our future sales assumptions as of March 1, 2014 would have resulted in an additional fiscal 2014 impairment charge of $0.8 million. A 100 basis point increase in our future sales assumptions as of March 1, 2014 would have reduced the fiscal 2014 impairment charge by $0.7 million. Changes in our discount rate of 50 basis points would not have a material impact on the total impairment recorded in fiscal 2014.

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

        In fiscal 2014, 2013 and 2012, we recorded lease termination charges of $28.2 million, $46.0 million and $48.1 million, respectively. These charges related to changes in future assumptions, interest accretion and provisions for 15 stores in fiscal 2014, 14 stores in fiscal 2013 and 23 stores in fiscal 2012. Of the approximate 40 store closures for fiscal 2015, we anticipate 15 will require a store lease closing provision.

  Interest Expense

        In fiscal 2014, 2013, and 2012, interest expense was $424.6 million, $515.4 million and $529.3 million, respectively. The reduction in interest expense in fiscal 2014 compared to fiscal 2013 is primarily the result of refinancing during the fourth quarter of fiscal 2013 and the first and second quarters of fiscal 2014. The reduction in interest expense in fiscal 2013 compared to fiscal 2012 is primarily due to one less week in fiscal 2013.

        The annual weighted average interest rates on our indebtedness in fiscal 2014, 2013 and 2012 were 6.4%, 7.1% and 7.4%, respectively.

  Income Taxes

        Income tax expense of $0.8 million, income tax benefit of $110.6 million and income tax benefit of $23.7 million, has been recorded for fiscal 2014, 2013 and 2012, respectively. Net income for fiscal 2014 included income tax expense of $0.8 million primarily attributable to an increase in the deferred tax valuation allowance to offset the windfall tax benefits recorded in APIC pursuant to the tax law ordering approach offset by adjustments to unrecognized tax benefits due to the lapse of statute of limitations.

        ASC 740, "Income Taxes" requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. We take into account all available positive and negative evidence with regard to the recognition of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect recognition of a deferred tax asset, carryback and carryforward periods and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, ASC 740 precludes relying on projections of future taxable income to support the recognition of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods.

        Net Income for fiscal 2013 included income tax benefit of $110.6 million primarily comprised of adjustments to unrecognized tax benefits for the appellate settlements of the Brooks Eckerd IRS Audit for the fiscal years 2004 - 2007 and the Commonwealth of Massachusetts Audit for fiscal years 2005 - 2007 as well as for the lapse of statute of limitations. The appellate settlements as well as the majority of the lapse of statute of limitations is offset by a reversal of the related tax indemnification asset which was recorded in selling, general and administrative expenses as these audits were related to pre-acquisition periods. The fiscal 2012 income tax benefit of $23.7 million was primarily comprised of adjustments to unrecognized tax benefits due to the lapse of statute of limitations. Additionally, the income tax expense for 2014 and benefit for 2013 and 2012 was recorded net of adjustments to maintain a full valuation allowance against our net deferred tax assets. We monitor all available evidence related to our ability to utilize our remaining net deferred tax asset. We maintained a full valuation allowance of $2,060.8 million and $2,224.0 million against remaining net deferred tax assets as a result of a cumulative loss at fiscal year end 2014 and 2013, respectively.

  Dilutive Equity Issuances

        On March 1, 2014, 971.3 million shares of common stock, which includes unvested restricted shares, were outstanding and an additional 80.8 million shares of common stock were issuable related to outstanding stock options and convertible notes.

        On March 1, 2014, our 80.8 million shares of potentially issuable common stock consisted of the following (shares in thousands):

Strike price	Outstanding Stock Options(a)	Convertible Notes	Total
$0.99 and under	3,419	—	3,419
$1.00 to $1.99	43,373	—	43,373
$2.00 to $2.99	4,768	24,800	29,568
$3.00 to $3.99	383	—	383
$4.00 to $4.99	1,549	—	1,549
$5.00 to $5.99	663	—	663
$6.00 and over	1,811	—	1,811

Total issuable shares	55,966	24,800	80,766

(a)
The exercise of these options would provide cash of $92.5 million.

Liquidity and Capital Resources

General

        We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under the revolving credit facility of our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of March 1, 2014 was $1,317.6 million, which consisted of revolver borrowing capacity of $1,315.1 million and invested cash of $2.5 million.

Credit Facility

        Our senior secured credit facility consists of a $1.795 billion revolving credit facility and a $1.152 billion Tranche 7 Term Loan. Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 2.25% and LIBOR plus 2.75%, if we choose to make LIBOR borrowings, or between Citibank's base rate plus 1.25% and Citibank's base rate plus 1.75% in each case based upon the amount of revolver availability as defined in the senior secured credit facility. We are required to pay fees between 0.375% and 0.50% per annum on the daily unused amount of the revolver, depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on February 21, 2018.

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At March 1, 2014, we had $400.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $79.9 million, which resulted in additional borrowing capacity of $1,315.1 million.

        On March 14, 2014, we amended and restated our credit agreement governing our senior secured credit facility, pursuant to which we prepaid our outstanding Tranche 6 Term Loan with the proceeds of a new $1.152 billion Tranche 7 Term Loan. The $1.152 billion Tranche 7 Term Loan matures on February 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 2.75% with a LIBOR floor of 0.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 1.75%. We must make mandatory prepayments of the Tranche 7 Term Loan with the proceeds of certain asset dispositions and casualty events (subject to certain limitations), and with the proceeds of certain issuances of debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 7 Term Loan may also be required.

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

        Our senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our credit facility also has one financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of March 1, 2014, availability under the revolving credit facility was in excess of $150.0 million and our fixed charge coverage ratio was greater than 1.00 to 1.00.

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

        The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of March 1, 2014, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.4 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of March 1, 2014, we had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

Other 2014 Transactions

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

        On September 26, 2013, we agreed to exchange eight shares of 7% Series G Convertible Preferred Stock (the "Series G preferred stock") and 1,876,013 shares of 6% Series H Convertible Preferred Stock (the "Series H preferred stock", collectively the "Preferred Stock") of the Company (the "Exchange"), held by Green Equity Investors III, L.P. ("LGP") for 40,000,000 shares of our common stock, par value $1.00 per share with a market value of $190.4 million at the $4.76 per share closing price on the Settlement Date (as hereinafter defined), pursuant to an individually negotiated exchange transaction. The Exchange settled on September 30, 2013 (the "Settlement Date"). The Preferred Stock, including additional shares representing earned but unpaid dividends as of the Settlement Date, was redeemable by us for cash at 105% of the Preferred Stock's $100 per share liquidation preference or $199.9 million. We agreed to the Exchange as we were prohibited under several of our debt instruments from using cash to effect the redemption of the Preferred Stock. Following the Settlement Date, no shares of the Series G preferred stock or Series H preferred stock remained outstanding and the restated certificate of incorporation was amended to eliminate all references to the Series G preferred stock and Series H preferred stock. In accordance with the then terms of the Exchange, John M. Baumer, a member of our board of directors and a limited partner of Leonard Green & Partners, L.P., an affiliate of the LGP, resigned from our board of directors.

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

        As of the Settlement Date, LGP held 1,904,161 shares of Series G preferred stock and Series H preferred stock, which included 28,140 shares of earned and unpaid dividends. The Series G preferred stock and Series H preferred stock would have converted into 34,621,117 shares of common stock at the contracted conversion rate of $5.50 per share. Accordingly, income attributable to common stockholders was reduced by $25.6 million, or $0.03 per diluted share, the value of the additional

5,378,883 shares of common stock issued upon conversion at the $4.76 per share closing price on the Settlement Date.

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

2013 Transactions

        In February 2013, we used a portion of the proceeds from the Tranche 6 Term Loan, the proceeds from our Tranche 1 Second Lien Term Loan, borrowings under our revolving credit facility and available cash to repurchase and repay all of our outstanding $410.0 million aggregate principal of 9.750% senior secured notes, $470.0 million aggregate principal of 10.375% senior secured notes and $180.3 million aggregate principal amount of 6.875% senior debentures. In February 2013, $257.3 million aggregate principal amount of the 9.750% notes, $402.0 million aggregate principal amount of the 10.375% notes and $119.1 million aggregate principal amount of the 6.875% debentures, respectively, were tendered and repurchased by us. We redeemed the remaining 9.750% notes and 10.375% notes for $171.4 million and $72.9 million, respectively, which included the call premium and interest through the redemption date. Additionally, we discharged the remaining 6.875% debentures for $63.4 million, which included interest through maturity. These 9.750% notes, 10.375% notes and 6.875% debentures were satisfied and discharged as of February 21, 2013.

        In February 2013, we also used available cash to redeem our $6.0 million aggregate principal amount of 9.25% senior notes at par for $6.1 million, which included interest through the redemption date.

        In connection with the above transactions, we recorded a loss on debt retirement of $122.7 million during the fourth quarter of fiscal 2013 due to the incurrence of tender and call premiums and interest to maturity of $62.9 million, unamortized original issuance discount of $24.3 million and unamortized debt issue costs of $35.5 million.

        In February 2012, we issued $481.0 million of our 9.25% senior notes due March 2020 and in May 2012, we issued an additional $421.0 million of our 9.25% senior notes due 2020. The proceeds of the notes, together with available cash, were used to repurchase and repay the 8.625% senior notes and the 9.375% senior notes, respectively. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. Our obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured unsubordinated basis, by all of our subsidiaries that guarantee our obligations under our senior secured credit facility, our second priority secured term loan facility and our outstanding 8.00% senior secured notes due 2020, 7.5% senior secured notes due 2017, 10.25% senior secured notes due 2019 and 9.5% senior notes due 2017.

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

Off-Balance Sheet Arrangements

        As of March 1, 2014, we had no material off balance sheet arrangements, other than operating leases as included in the table below.

Contractual Obligations and Commitments

        The following table details the maturities of our indebtedness and lease financing obligations as of March 1, 2014, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$355,894	$755,735	$1,086,962	$5,839,689	$8,038,280
Capital lease obligations(2)	40,030	40,558	25,866	33,656	140,110
Operating leases(3)	996,495	1,845,868	1,524,181	3,405,091	7,771,635
Open purchase orders	401,817	—	—	—	401,817
Other, primarily self insurance and retirement plan obligations(4)	102,411	142,427	48,156	115,198	408,192
Minimum purchase commitments(5)	164,844	364,854	333,950	162,040	1,025,688

Total contractual cash obligations	$2,061,491	$3,149,442	$3,019,115	$9,555,674	$17,785,722

Commitments
Lease guarantees(6)	$24,339	$45,235	$32,352	$16,183	$118,109
Outstanding letters of credit	68,774	11,100	—	—	79,874

Total commitments	$2,154,604	$3,205,777	$3,051,467	$9,571,857	$17,983,705

(1)
Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of March 1, 2014.

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

(5)
Represents commitments to purchase products and licensing fees from certain vendors.

(6)
Represents lease guarantee obligations for 114 former stores related to certain business dispositions. The respective purchasers assume the obligations and are, therefore, primarily liable for these obligations.

        Obligations for income tax uncertainties pursuant to ASC 740, "Income Taxes" of approximately $0.9 million are not included in the table above as we are uncertain as to if or when such amounts may be settled.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $702.0 million in fiscal 2014. Cash flow was positively impacted by net income and a decrease in inventory, partially offset by a reduction of accounts payable resulting from the inventory reduction and the timing of payments, cash used in other assets and liabilities, net, due primarily to lower vendor deferred income and pension liability and higher accounts receivable due primarily to increased pharmacy sales and the timing of payments. Included in cash used by other assets and liabilities, net is the $26.7 million excess tax benefit relating to stock option exercise and restricted stock vesting windfalls that was recorded as a component of income tax benefit and an increase of APIC.

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

        Cash used in investing activities was $364.9 million in fiscal 2014. Cash used for the purchase of property, plant and equipment and prescriptions files was higher than in the prior year due to a higher investment in Wellness store remodels and prescription file buys, which was partially offset by proceeds from asset dispositions, sale-leaseback transactions, the sale of lease rights of $8.8 million relating to one specific store and insurance settlement proceeds of $15.1 million related to buildings and equipment that were destroyed during hurricane Sandy.

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

        Cash used in financing activities was $320.2 million in fiscal 2014, which reflects financing fees of $45.6 million paid for early debt retirement and deferred financing costs of $17.9 million paid in connection with the issuance of our $500.0 million Tranche 2 Term Loan and $810.0 million of our 6.75% senior notes due 2021 and the corresponding retirement of $500.0 million of our 7.5% senior secured notes due 2017 and $810.0 million of our 9.5% senior notes due 2017. We also made scheduled payments of $21.7 million and $8.7 million on our capital lease obligations and our Tranche 6 Term Loan and we used cash of $21.0 million to repurchase the RALMCO Cumulative Preferred Stock described above. Also included in cash used in financing activities was a cash inflow of $26.7 million relating to the excess tax benefit on stock option exercises and restricted stock vesting, which is completely offset by a cash outflow in cash provided by operating activities.

        Cash used in financing activities was $506.1 million in fiscal 2013 and was primarily due to the issuance of our $1,161.0 million Tranche 6 Term Loan due 2020, $470.0 million Tranche 1 Term Loan due 2020 and $426.3 million of our 9.25% Senior Notes due 2020, along with borrowings under our revolving credit facility of $685.0 million. Proceeds from these issuances were used to repay our $1,036.3 million Tranche 2 Term Loan due 2014, $470.0 million of our 10.375% Senior Secured Notes due 2016, $410.0 million of our 9.750% Senior Secured Notes due 2016, our $330.9 million Tranche 5 Term Loan due 2018, $405.0 million of our 9.375% Senior Notes due 2015, $54.2 million of our 8.625% Senior Notes due 2015, $6.0 million of our 9.25% Senior Notes due 2013. We also made scheduled payments of $18.5 million and $9.0 million of our capital lease obligations and our Tranche 2 and Tranche 5 Term Loans, respectively. Additionally, we incurred financing fees for early debt retirement of $75.4 million and cash paid for deferred financing costs of $54.8 million in connection with the above transactions.

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

Capital Expenditures

        During the fiscal years ended March 1, 2014, March 2, 2013, and March 3, 2012 capital expenditures were as follows:

	Year Ended
	March 1, 2014 (52 weeks)	March 2, 2013 (52 weeks)	March 3, 2012 (53 weeks)
New store construction, store relocation and store remodel projects	$218,454	$200,101	$93,958
Technology enhancements, improvements to distribution centers and other corporate requirements	115,416	115,745	121,046
Purchase of prescription files from other retail pharmacies	87,353	67,134	35,133

Total capital expenditures	$421,223	$382,980	$250,137

        We have completed 1,215 Wellness store remodels as of March 1, 2014. We plan on making total capital expenditures of approximately $525.0 million during fiscal 2015, consisting of approximately 53% related to store relocations and remodels and new store construction, 30% related to infrastructure and maintenance requirements and 17% related to prescription file purchases. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

Future Liquidity

        We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations and the anticipated estimated working capital benefit of $150.0 million resulting from our new supply agreement with McKesson, we believe that cash flow from operations together with available borrowings under the revolving credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect to be subject to the fixed charge covenant in our senior secured credit facility in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. From time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity (including preferred stock and convertible securities), repurchase outstanding indebtedness, or seek to refinance our outstanding debt or may otherwise seek transactions to reduce interest expense and extend debt maturities. Any of these transactions could impact our financial results.

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

        The following critical accounting policies require the use of significant judgments and estimates by management:

        Inventory shrink:    The carrying value of our inventory is reduced by a reserve for estimated shrink losses that occur between physical inventory dates. When estimating these losses, we consider historical loss results at specific locations, as well as overall loss trends as determined during physical inventory procedures. The estimated shrink rate is calculated by dividing historical shrink results for stores inventoried in the most recent six months by the sales for the same period. Shrink expense is recognized by applying the estimated shrink rate to sales since the last physical inventory. There have been no significant changes in the assumptions used to calculate our shrink rate over the last three years. Although possible, we do not expect a significant change to our shrink rate in future periods. A 10 basis point difference in our estimated shrink rate for the year ended March 1, 2014, would have affected pre-tax income by approximately $9.3 million.

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

        If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 100 basis point decrease in our future sales assumptions as of March 1, 2014 would have resulted in an additional fiscal 2014 impairment charge of $0.8 million. A 100 basis point increase in our future sales assumptions as of March 1, 2014 would have reduced the fiscal 2014 impairment charge by $0.7 million. Changes in our discount rate of 50 basis points would not have a material impact on the total impairment recorded in fiscal 2014.

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

        As wellness+ customers accumulate points, we defer the value of the points earned as deferred revenue based on the expected usage. The amount deferred is based on historic and projected customer activity (e.g., tier level, spending level). As customers receive discounted front end merchandise, we recognize an allocable portion of the deferred revenue. If the achieved combined Gold, Silver, and Bronze levels differ from the assumptions by 5.0% it would have affected pretax income by $1.2 million. If the assumed spending levels, which are the drivers of future discounts, differ by 5.0% it would have affected pretax income by $1.2 million.

        Self-insurance liabilities:    We expense claims for self-insured workers' compensation and general liability insurance coverage as incurred including an estimate for claims incurred but not paid. The expense for self-insured workers' compensation and general liability claims incurred but not paid is determined using several factors, including historical claims experience and development, severity of claims, medical costs and the time needed to settle claims. We discount the estimated expense for workers' compensation to present value as the time period from incurrence of the claim to final settlement can be several years. We base our estimates for such timing on previous settlement activity. The discount rate is based on the current market rates for Treasury bills that approximate the average time to settle the workers' compensation claims. These assumptions are updated on an annual basis. A

25 basis point difference in the discount rate for the year ended March 1, 2014, would have affected pretax income by approximately $2.1 million.

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

        A substantial amount of our closed stores were closed prior to our adoption of ASC 420, "Exit or Disposal Cost Obligations." Therefore, if interest rates change, reserves may be increased or decreased. In addition, changes in the real estate leasing markets can have an impact on the reserve. As of March 1, 2014, a 50 basis point variance in the credit adjusted risk free interest rate would have affected pretax income by approximately $1.8 million for fiscal 2014.

        Income taxes:    We currently have net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate significant deferred tax assets which are currently offset by a valuation allowance. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, we believe that in the near term the amount of the net deferred tax asset considered realizable could be increased when cumulative income is achieved and when we are confident that we have demonstrated sustained profitability to indicate that the use of these carryforwards is more likely than not.

        We regularly review the deferred tax assets for recoverability considering the relative impact of negative and positive evidence including our historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The weight given to the potential effect of the negative and positive evidence is commensurate with the extent to which it can be objectively verified. In evaluating the objective evidence that historical results provide, we consider three years of cumulative pretax book income (loss).

        We establish a valuation allowance against deferred tax assets when we determine that it is more likely than not that some portion of our deferred tax assets will not be realized. There have been no significant changes in the assumptions used to calculate our valuation allowance over the last three years. However, if we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

        The following is a reconciliation of Adjusted EBITDA to our net income (loss) for fiscal 2014, 2013 and 2012:

	March 1, 2014 (52 weeks)	March 2, 2013 (52 weeks)	March 3, 2012 (53 weeks)
Net income (loss)	$249,414	$118,105	$(368,571)
Interest expense	424,591	515,421	529,255
Income tax expense (benefit)	804	(110,600)	(23,686)
Adjustments to tax indemnification asset(1)	30,516	91,314	—
Depreciation and amortization expense	403,741	414,111	440,582
LIFO charge (credit)	104,142	(147,882)	188,722
Lease termination and impairment charges	41,304	70,859	100,053
Stock-based compensation expense	16,194	17,717	15,861
Gain on sale of assets, net	(15,984)	(16,776)	(8,703)
Loss on debt retirements, net	62,443	140,502	33,576
Closed facility liquidation expense	3,849	5,272	6,505
Severance costs	—	(72)	256
Customer loyalty card program revenue deferral	2,679	26,564	30,856
Other	1,266	3,844	(1,804)

Adjusted EBITDA	$1,324,959	$1,128,379	$942,902

(1)
Note: The income tax benefit from the IRS settlement described in Note 5 in the notes to our consolidated financial statements and the corresponding reduction of the tax indemnification asset had no net effect on Adjusted EBITDA.

        In addition to Adjusted EBITDA, we occasionally refer to several other Non-GAAP measures, on a less frequent basis, in order to describe certain components of our business and how we utilize them to describe our results. These measures include but are not limited to Adjusted EBITDA Gross Margin and Gross Profit (gross margin/gross profit excluding non-Adjusted EBITDA items), Adjusted EBITDA SG&A (SG&A expenses excluding non-Adjusted EBITDA items), FIFO Gross Margin and FIFO Gross Profit (gross margin/gross profit before LIFO charges) and Free Cash Flow (Adjusted EBITDA less cash paid for interest, rent on closed stores, capital expenditures, acquisition costs and the change in working capital).

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of March 1, 2014.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value at March 1, 2014
	(Dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$5,324	$64,188	$—	$—	$—	$3,055,000	$3,124,512	$3,569,777
Average Interest Rate	0.95%	8.50%	0.00%	0.00%	0.00%	8.15%	8.15%
Variable Rate	$11,610	$11,610	$11,610	$411,610	$11,610	$2,064,243	$2,522,293	$2,524,508
Average Interest Rate	4.00%	4.00%	4.00%	2.46%	4.00%	4.61%	4.25%

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility, our new Tranche 7 Term Loan and Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 7 Term Loan has a LIBOR floor of 75 basis points and our Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of March 1, 2014, our annual interest expense would change by approximately $9.4 million.

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

(b)   Internal Control Over Financial Reporting

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of March 1, 2014, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

  Attestation Report of the Independent Registered Public Accounting Firm

        The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our internal control over financial reporting is included after the next paragraph.

(c)   Changes in Internal Control Over Financial Reporting

        During the three months ended March 1, 2014, we implemented a new real estate management system which is utilized to manage our landlord payables, rent expense and sublease income. Other than the foregoing, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended March 1, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

        We have audited the internal control over financial reporting of Rite Aid Corporation and subsidiaries (the "Company") as of March 1, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 1, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 1, 2014 of the Company and our report dated April 23, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 23, 2014

Item 9B.    Other Information

        None

PART III

        We intend to file with the SEC a definitive proxy statement for our 2014 Annual Meeting of Stockholders, to be held on June 19, 2014, pursuant to Regulation 14A not later than 120 days after March 1, 2014. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from that proxy statement.

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

3.     Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Amended and Restated Certificate of Incorporation, dated January 22, 2014	Filed herewith
3.8	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010
4.1
	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019	Exhibit 4.1 to Form 8-K, filed on October 29, 2009
4.2
	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
4.3
	Indenture, dated as of February 27, 2012, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.1 to Form 8-K, filed on February 27, 2012
4.4
	First Supplemental Indenture, dated as of May 15, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture, dated as of February 27, 2012, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.23 to the Registration Statement on Form S-4, File No. 181651, filed on May 24, 2012
4.5	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993

Exhibit Numbers	Description	Incorporation By Reference To
4.6	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and U.S. Bank Trust National Association (as successor trustee to Morgan Guaranty Trust Company of New York) to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 7.70% Notes due 2027	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.7
	Second Supplemental Indenture, dated as of February 21, 2013, between Rite Aid Corporation and U.S. Bank Trust National Association to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 6.875% Senior Debentures due 2013	Exhibit 4.3 to Form 8-K, filed on February 21, 2013
4.8	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.9
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank to the Indenture, dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.10	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.11
	First Supplemental Indenture, dated as of May 29, 2008, among Rite Aid Corporation and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 29, 2008, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.12	Indenture, dated as of July 2, 2013, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company's 6.75% Senior Notes due 2021	Exhibit 4.1 to Form 8-K, filed on July 2, 2013
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.4	2004 Omnibus Equity Plan*	Exhibit 10.4 to Form 10-K, filed on April 28, 2005
10.5	2006 Omnibus Equity Plan*	Exhibit 10 to Form 8-K, filed on January 22, 2007
10.6	2010 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.7	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan*	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.8	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan*	Exhibit 10.8 to Form 10-K, filed on April 23, 2013
10.9	2012 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
10.10	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan*	Exhibit 10.10 to Form 10-K, filed on April 23, 2013
10.11	Form of Award Agreement*	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.12	Supplemental Executive Retirement Plan*	Exhibit 10.6 to Form 10-K, filed on April 28, 2010
10.13	Executive Incentive Plan for Officers of Rite Aid Corporation*	Exhibit 10.1 to Form 8-K, filed on February 24, 2012
10.14	Amended and Restated Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of January 21, 2010*	Exhibit 10.7 to Form 10-K, filed on April 28, 2010
10.15	Employment Agreement by and between Rite Aid Corporation and Frank G. Vitrano, dated as of September 24, 2008*	Exhibit 10.3 to Form 10-Q, filed on October 8, 2008

Exhibit Numbers	Description	Incorporation By Reference To
10.16	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Frank G. Vitrano, dated as of September 24, 2008*	Exhibit 10.2 to Form 10-Q, filed on October 7, 2010
10.17	Employment Agreement by and between Rite Aid Corporation and Marc A. Strassler, dated as of March 9, 2009*	Exhibit 10.8 to Form 10-K, filed on April 17, 2009
10.18	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Marc A. Strassler, dated as of March 9, 2009*	Exhibit 10.4 to Form 10-Q, filed on October 7, 2010
10.19	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000*	Exhibit 10.1 to Form 10-Q, filed on December 22, 2005
10.20	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of December 18, 2008*	Exhibit 10.4 to Form 10-Q, filed on January 7, 2009
10.21	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K, filed on April 26, 2004
10.22	Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.7 to Form 10-Q, filed on January 7, 2009
10.23	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.6 to Form 10-Q, filed on October 7, 2010
10.24	Employment Agreement by and between Rite Aid Corporation and Robert I. Thompson, dated as of February 3, 2008*	Exhibit 10.5 to Form 10-Q, filed on January 6, 2010
10.25	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert I. Thompson, dated as of September 23, 2009*	Exhibit 10.6 to Form 10-Q, filed on January 6, 2010
10.26	Amended and Restated Employment Agreement, dated as of July 11, 2011, between Rite Aid Corporation and Robert K. Thompson*	Exhibit 10.2 to Form 10-Q, filed on October 5, 2011
10.27	Amended and Restated Employment Agreement, dated as of June 23, 2011, between Rite Aid Corporation and Enio A. Montini, Jr.*	Exhibit 10.1 to Form 10-Q, filed on October 5, 2011

Exhibit Numbers	Description	Incorporation By Reference To
10.28	Amended and Restated Credit Agreement, dated as of June 27, 2001, as amended and restated as of March 14, 2014, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on March 19, 2014
10.29	Credit Agreement, dated as of June 21,2013, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on June 21, 2013
10.30	Credit Agreement, dated as of February 21, 2013, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.2 to Form 8-K, filed on February 21, 2013
10.31
	Amended and Restated Collateral Trust and Intercreditor Agreement, including the related definitions annex, dated as of June 5, 2009, among Rite Aid Corporation, each subsidiary named therein or which becomes a party thereto, Wilmington Trust Company, as collateral trustee, Citicorp North America, Inc., as senior collateral processing agent, The Bank of New York Trust Company, N.A., as trustee under the 2017 7.5% Note Indenture (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee under the 2016 10.375% Note Indenture (as defined therein), and each other Second Priority Representative and Senior Representative which becomes a party thereto	Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.32	Amended and Restated Senior Subsidiary Guarantee Agreement, dated as of June 5, 2009 among the subsidiary guarantors party thereto and Citicorp North America, Inc., as senior collateral agent	Exhibit 10.4 to Form 8-K, filed on June 11, 2009
10.33	Amended and Restated Senior Subsidiary Security Agreement, dated as of June 5, 2009, by the subsidiary guarantors party thereto in favor of the Citicorp North America, Inc., as senior collateral agent	Exhibit 10.5 to Form 8-K, filed on June 11, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.34	Amended and Restated Senior Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and supplemented as of September 27, 2004, among Rite Aid Corporation, the Subsidiary Guarantors, and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as collateral processing co-agents	Exhibit 4.27 to Form 10-K, filed on April 29, 2008
10.35
	Second Priority Subsidiary Guarantee Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.36 to Form 10-K, filed on April 17, 2009
10.36
	Second Priority Subsidiary Security Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, as supplemented as of January 5, 2005, and as amended in the Reaffirmation Agreement and Amendment dates as of January 11, 2005, by the Subsidiary Guarantors in favor of Wilmington Trust Company, as collateral trustee	Exhibit 4.37 to Form 10-K, filed on April 17, 2009
10.37
	Amended and Restated Second Priority Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.33 to Form 10-K, filed on April 29, 2008
10.38	Intercreditor Agreement, dated as of February 18, 2009, by and among Citicorp North America, Inc. and Citicorp North America, Inc., and acknowledged and agreed to by Rite Aid Funding II	Exhibit 10.2 to Form 8-K, filed on February 20, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.39	Senior Lien Intercreditor Agreement dated as of June 12, 2009, among Rite Aid Corporation, the subsidiary guarantors named therein, Citicorp North America, Inc., as senior collateral agent for the Senior Secured Parties (as defined therein), Citicorp North America, Inc., as senior representative for the Senior Loan Secured Parties (as defined therein), The Bank of New York Mellon Trust Company, N.A., as Senior Representative (as defined therein) for the Initial Additional Senior Debt Parties (as defined therein), and each additional Senior Representative from time to time party thereto	Exhibit 10.2 to Form 8-K, filed on June 16, 2009
11	Statement regarding computation of earnings per share (See Note 2 to the condensed consolidated financial statements)	Filed herewith
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
101.	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 1, 2014 and March 2, 2013, (ii) Consolidated Statements of Operations for the fiscal years ended March 1, 2014, March 2, 2013, and March 3, 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 1, 2014, March 2, 2013, and March 3, 2012, (iv) Consolidated Statements of Stockholders' Deficit for the fiscal years ended March 1, 2014, March 2, 2013 and March 3, 2012, (v) Consolidated Statements of Cash Flow for the fiscal years ended March 1, 2014, March 2, 2013 and March 3, 2012 and (vi) Notes to Consolidated Financial Statements, tagged in detail.

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
Camp Hill, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the "Company") as of March 1, 2014 and March 2, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows for each of the three years in the period ended March 1, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries as of March 1, 2014 and March 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 1, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 23, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 23, 2014

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 1, 2014	March 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$146,406	$129,452
Accounts receivable, net	949,062	929,476
Inventories, net	2,993,948	3,154,742
Prepaid expenses and other current assets	195,709	195,377

Total current assets	4,285,125	4,409,047
Property, plant and equipment, net	1,957,329	1,895,650
Other intangibles, net	431,227	464,404
Other assets	271,190	309,618

Total assets	$6,944,871	$7,078,719

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$49,174	$37,311
Accounts payable	1,292,419	1,384,644
Accrued salaries, wages and other current liabilities	1,165,859	1,156,315

Total current liabilities	2,507,452	2,578,270
Long-term debt, less current maturities	5,632,798	5,904,370
Lease financing obligations, less current maturities	75,171	91,850
Other noncurrent liabilities	843,152	963,663

Total liabilities	9,058,573	9,538,153
Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock—series G, par value $1 per share; liquidation value $100 per share; 0 and 2,000 shares authorized; shares issued 0 and ..007	—	1
Preferred stock—series H, par value $1 per share; liquidation value $100 per share; 0 and 2,000 shares authorized; shares issued 0 and 1,821	—	182,097
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 971,331 and 904,268	971,331	904,268
Additional paid-in capital	4,468,149	4,280,831
Accumulated deficit	(7,515,848)	(7,765,262)
Accumulated other comprehensive loss	(37,334)	(61,369)

Total stockholders' deficit	(2,113,702)	(2,459,434)

Total liabilities and stockholders' deficit	$6,944,871	$7,078,719

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)
Revenues	$25,526,413	$25,392,263	$26,121,222
Costs and expenses:
Cost of goods sold	18,202,679	18,073,987	19,327,887
Selling, general and administrative expenses	6,561,162	6,600,765	6,531,411
Lease termination and impairment charges	41,304	70,859	100,053
Interest expense	424,591	515,421	529,255
Loss on debt retirements, net	62,443	140,502	33,576
Gain on sale of assets, net	(15,984)	(16,776)	(8,703)

	25,276,195	25,384,758	26,513,479

Income (loss) before income taxes	250,218	7,505	(392,257)
Income tax expense (benefit)	804	(110,600)	(23,686)

Net income (loss)	$249,414	$118,105	$(368,571)

Computation of income (loss) attributable to common stockholders:
Net income (loss)	$249,414	$118,105	$(368,571)
Accretion of redeemable preferred stock	(77)	(102)	(102)
Cumulative preferred stock dividends	(8,318)	(10,528)	(9,919)
Conversion of Series G and H preferred stock	(25,603)	—	—

Income (loss) attributable to common stockholders—basic	215,416	107,475	(378,592)
Add back-interest on convertible notes	5,456	—	—

Income (loss) attributable to common stockholders—diluted	$220,872	$107,475	$(378,592)

Basic income (loss) per share	$0.23	$0.12	$(0.43)

Diluted income (loss) per share	$0.23	$0.12	$(0.43)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)
Net income (loss)	$249,414	$118,105	$(368,571)
Other comprehensive income (loss):
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	24,035	(8,735)	(22,492)

Total other comprehensive income (loss)	24,035	(8,735)	(22,492)

Comprehensive income (loss)	$273,449	$109,370	$(391,063)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

	Preferred Stock—Series G		Preferred Stock—Series H
					Common Stock				Accumulated Other Comprehensive Income (Loss)
							Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount				Total
BALANCE FEBRUARY 26, 2011	—	$1	1,616	$161,650	890,297	$890,297	$4,281,623	$(7,514,796)	$(30,142)	$(2,211,367)
Net loss								(368,571)		(368,571)
Other comprehensive loss:
Changes in Defined Benefit Plans									(22,492)	(22,492)

Comprehensive loss										(391,063)
Exchange of restricted shares for taxes					(970)	(970)	(132)			(1,102)
Issuance of restricted stock					9,195	9,195	(9,195)			—
Cancellation of restricted stock					(731)	(731)	731			—
Amortization of restricted stock balance							5,406			5,406
Stock-based compensation expense							10,456			10,456
Stock options exercised					896	896	18			914
Dividends on preferred stock			99	9,919			(9,919)			—

BALANCE MARCH 3, 2012	—	$1	1,715	$171,569	898,687	$898,687	$4,278,988	$(7,883,367)	$(52,634)	$(2,586,756)

Net income								118,105		118,105
Other comprehensive loss:
Changes in Defined Benefit Plans									(8,735)	(8,735)

Comprehensive income										109,370
Exchange of restricted shares for taxes					(1,060)	(1,060)	(348)			(1,408)
Issuance of restricted stock					5,450	5,450	(5,450)			—
Cancellation of restricted stock					(360)	(360)	360			—
Amortization of restricted stock balance							6,126			6,126
Stock-based compensation expense							11,588			11,588
Stock options exercised					1,551	1,551	95			1,646
Dividends on preferred stock			106	10,528			(10,528)			—

BALANCE MARCH 2, 2013	—	$1	1,821	$182,097	904,268	$904,268	$4,280,831	$(7,765,262)	$(61,369)	$(2,459,434)

Net income								249,414		249,414
Other comprehensive income:
Changes in Defined Benefit Plans									24,035	24,035

Comprehensive income										273,449
Exchange of restricted shares for taxes					(1,341)	(1,341)	(2,452)			(3,793)
Issuance of restricted stock					2,743	2,743	(2,743)			—
Cancellation of restricted stock					(1,212)	(1,212)	1,212			—
Amortization of restricted stock balance							6,146			6,146
Stock-based compensation expense							10,048			10,048
Tax benefit from exercise of stock options and restricted stock vesting							26,665			26,665
Stock options exercised					26,873	26,873	6,344			33,217
Dividends on preferred stock			83	8,318			(8,318)			—
Conversion of Series G and Series H preferred stock		(1)	(1,904)	(190,415)	40,000	40,000	150,416			—

BALANCE MARCH 1, 2014	—	$—	—	$—	971,331	$971,331	$4,468,149	$(7,515,848)	$(37,334)	$(2,113,702)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)
OPERATING ACTIVITIES:
Net income (loss)	$249,414	$118,105	$(368,571)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	403,741	414,111	440,582
Lease termination and impairment charges	41,304	70,859	100,053
Gain from lease termination	(8,750)	—	—
LIFO charge (credit)	104,142	(147,882)	188,722
Gain on sale of assets, net	(15,984)	(16,776)	(8,703)
Stock-based compensation expense	16,194	17,717	15,861
Loss on debt retirements, net	62,443	140,502	33,576
Excess tax benefit on stock options and restricted stock	(26,665)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(28,051)	82,721	(48,781)
Inventories	56,557	130,100	(169,935)
Accounts payable	(100,774)	(68)	146,302
Other assets and liabilities, net	(51,525)	10,199	(62,569)

Net cash provided by operating activities	702,046	819,588	266,537

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(333,870)	(315,846)	(215,004)
Intangible assets acquired	(87,353)	(67,134)	(35,133)
Proceeds from sale-leaseback transactions	3,989	6,355	6,038
Proceeds from dispositions of assets and investments	28,416	30,320	22,930
Proceeds from lease termination	8,750	—	—
Proceeds from insured loss	15,144	—	—

Net cash used in investing activities	(364,924)	(346,305)	(221,169)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,310,000	2,057,263	822,285
Net (repayments to) proceeds from revolver	(265,000)	529,000	108,000
Principal payments on long-term debt	(1,340,435)	(2,920,209)	(848,373)
Change in zero balance cash accounts	(95)	(43,659)	(32,838)
Net proceeds from the issuance of common stock	33,217	1,646	914
Payments for the repurchase of preferred stock	(21,034)	—	—
Financing fees paid for early debt redemption	(45,636)	(75,374)	(11,778)
Excess tax benefit on stock options and restricted stock	26,665	—	—
Deferred financing costs paid	(17,850)	(54,783)	(12,409)

Net cash (used in) provided by financing activities	(320,168)	(506,116)	25,801

Increase (decrease) in cash and cash equivalents	16,954	(32,833)	71,169
Cash and cash equivalents, beginning of year	129,452	162,285	91,116

Cash and cash equivalents, end of year	$146,406	$129,452	$162,285

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

  Description of Business

        The Company is a Delaware corporation and through its 100 percent owned subsidiaries, operates retail drugstores in the United States of America. It is one of the largest retail drugstore chains in the United States, with 4,587 stores in operation as of March 1, 2014. The Company's drugstores' primary business is pharmacy services. The Company also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line.

        The Company's operations consist solely of the retail drug segment. Revenues are as follows:

	Year Ended
	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)
Pharmacy sales	$17,239,436	$17,083,811	$17,725,645
Front end sales	8,168,922	8,200,022	8,293,643
Other revenue	118,055	108,430	101,934

	$25,526,413	$25,392,263	$26,121,222

        Sales of prescription drugs represented approximately 67.9%, 67.6% and 68.1% of the Company's total sales in fiscal years 2014, 2013 and 2012, respectively. The Company's principal classes of products in fiscal 2014 were the following:

Product Class	Percentage of Sales
Prescription drugs	67.9%
Over-the-counter medications and personal care	9.8%
Health and beauty aids	5.1%
General merchandise and other	17.2%

  Fiscal Year

        The Company's fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal year ended March 1, 2014 included 52 weeks. The fiscal year ended March 2, 2013 included 52 weeks and the fiscal year ended March 3, 2012 included 53 weeks.

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all of its 100 percent owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

  Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and highly liquid investments, which are readily convertible to known amounts of cash and which have original maturities of three months or less when purchased.

  Allowance for Uncollectible Receivables

        Approximately 97.0% of prescription sales are made to customers who are covered by third-party payors, such as insurance companies, government agencies and employers. The Company recognizes receivables that represent the amount owed to the Company for sales made to customers or employees of those payors that have not yet been paid. The Company maintains a reserve for the amount of these receivables deemed to be uncollectible. This reserve is calculated based upon historical collection activity adjusted for current conditions.

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

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

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

        The Company capitalizes direct internal and external development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2014, 2013 and 2012, the Company capitalized costs of approximately $6,547, $5,844 and $6,371, respectively.

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

  Deferred Financing Costs

        Costs incurred to issue debt are deferred and amortized as a component of interest expense over the terms of the related debt agreements. Amortization expense of deferred financing costs was $15,259, $21,896 and $22,049 for fiscal 2014, 2013 and 2012, respectively.

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

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

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

        As wellness + customers accumulate points, the Company defers the value of the points earned as deferred revenue (included in other current and noncurrent liabilities, based on the expected usage). The amount deferred is based on historic and projected customer activity (e.g., tier level, spending level). As customers receive discounted front end merchandise, the Company recognizes an allocable portion of the deferred revenue. The Company deferred $103,562 as of March 1, 2014 of which $83,668 is included in other current liabilities and $19,894 is included in noncurrent liabilities. The Company deferred $100,883 as of March 2, 2013 of which $78,696 is included in other current liabilities and $22,187 is included in noncurrent liabilities.

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

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

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

  Advertising

        Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2014, 2013 and 2012 were $322,843, $335,779 and $369,405, respectively.

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

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

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

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

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

  Significant Concentrations

        The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2014, the top five third party payors accounted for approximately 65.8% of the Company's pharmacy sales. The largest third party payor, Express Scripts, represented 31.6% and 35.3% of pharmacy sales during fiscal 2014 and 2013, respectively. The largest third party payor during fiscal 2012, Medco Health Solutions, represented 22.9% of pharmacy sales. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers.

        During fiscal 2014, state sponsored Medicaid agencies and related managed care Medicaid payors accounted for approximately 13.7% of the Company's pharmacy sales, the largest of which was approximately 1.1% of the Company's pharmacy sales. During fiscal 2014, approximately 30.6% of the Company's pharmacy sales were to customers covered by Medicare Part D. Any significant loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

        During fiscal 2014, the Company purchased brand pharmaceuticals and some generic pharmaceuticals, which amounted to approximately 88.2% of the dollar volume of its prescription drugs, from a single wholesaler, McKesson Corporation ("McKesson"), under a contract that the Company amended and restated in February 2014 and now runs through March 31, 2019. Under the amended and restated contract, with limited exceptions, the Company is required to purchase all of its branded pharmaceutical products and almost all of its generic (non-brand name) pharmaceutical products from McKesson. If the Company's relationship with McKesson was disrupted, it could temporarily have difficulty filling prescriptions for brand-named and generic drugs until it executed a replacement wholesaler agreement or developed and implemented self-distribution processes.

  Derivatives

        The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

inception of interest rate swap agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by ASC 815, "Derivatives and Hedging." As of March 1, 2014 and March 2, 2013, the Company had no interest rate swap arrangements or other derivatives.

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

        In May 2013, the FASB issued a proposed Accounting Standards Update, Leases (Topic 842): a revision of the 2010 proposed Accounting Standards Update, Leases (Topic 840), that would require an entity to recognize assets and liabilities arising under lease contracts on the balance sheet. The proposed standard, as currently drafted, will have a material impact on the company's reported results of operations and financial position.

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance was issued in response to ASU No. 2011-05 and required disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income, if the amounts reclassified are required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period. For other amounts not required to be reclassified to net income in their entirety in the same reporting period, or when a portion of the amount is reclassified to a balance sheet account instead of directly to income or expense, a cross reference to the related footnote disclosures for additional information should be provided. The new requirements were effective prospectively for fiscal years beginning on or after December 15, 2012, and for interim periods within those fiscal years. The adoption did not have a material effect on the Company's financial statements. The Company has adopted the guidance in the first quarter of fiscal 2014 and modified the disclosures surrounding comprehensive income in Note 14, Reclassifications from Accumulated Other Comprehensive Loss.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

2. Income (Loss) Per Share (Continued)

issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Year Ended
	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)
Numerator for income (loss) per share:
Net income (loss)	$249,414	$118,105	$(368,571)
Accretion of redeemable preferred stock	(77)	(102)	(102)
Cumulative preferred stock dividends	(8,318)	(10,528)	(9,919)
Conversion of Series G and H preferred stock	(25,603)	—	—

Income (loss) attributable to common stockholders—basic	$215,416	$107,475	$(378,592)
Add back—interest on convertible notes	5,456	—	—

Income (loss) attributable to common stockholders—diluted	$220,872	$107,475	$(378,592)

Denominator:
Basic weighted average shares	922,199	889,562	885,819
Outstanding options and restricted shares, net	32,093	17,697	—
Convertible notes	24,800	—	—

Diluted weighted average shares	979,092	907,259	885,819

Basic income (loss) per share	$0.23	$0.12	$(0.43)

Diluted income (loss) per share	$0.23	$0.12	$(0.43)

        Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted income (loss) per share as of March 1, 2014, March 2, 2013 and March 3, 2012:

	Year Ended
	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)
Stock options	4,044	10,455	73,798
Convertible preferred stock	—	33,109	31,195
Convertible notes	—	24,800	24,800

	4,044	68,364	129,793

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

2. Income (Loss) Per Share (Continued)

        Also excluded from the computation of diluted income (loss) per share as of March 1, 2014 and March 2, 2013 are restricted shares and restricted stock units of 0 and 11,506 which are included in shares outstanding.

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

        In performing the recoverability test, the Company compares the expected future cash flows of a store to the carrying amount of its assets. Significant judgment is used to estimate future cash flows. Major assumptions that contribute to its future cash flow projections include expected sales, gross profit, and distribution expenses; expected costs such as payroll, occupancy costs and advertising expenses; and estimates for other significant selling, and general and administrative expenses. Many long-term macro-economic and industry factors are considered, both quantitatively and qualitatively, in the future cash flow assumptions. In addition to current and expected economic conditions such as inflation, interest and unemployment rates that affect customer shopping patterns, the Company considers that it operates in a highly competitive industry which includes the actions of other national and regional drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Many of its competitors are spending significant capital and promotional dollars in certain geographies to gain market share. The Company has assumed certain sales growth from its loyalty program and other initiatives to grow sales. Recent and proposed Pharmacy Benefit Management consolidation and efforts of third party public and private payers have reduced pharmacy reimbursement rates in recent years. The Company expects this rate compression, which currently affects approximately 97% of its pharmacy business, to continue to affect it in the foreseeable future. The Company operates in a highly regulated industry and must make assumptions related to Federal and State efforts and proposals to affect the pricing and regulations related to prescription drugs, as well as, expected revenues and costs related to the Patient Protection and Affordable Care Act (health care reform).

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

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

        The Company recorded impairment charges of $13,077 in fiscal 2014, $24,892 in fiscal 2013 and $51,998 in fiscal 2012. The Company's methodology for recording impairment charges has not changed materially, and has been consistently applied in the periods presented.

        At March 1, 2014, $1.927 billion of the Company's long-lived assets, including intangible assets, were associated with 4,587 active operating stores.

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

        The Company recorded impairment charges for active stores of $11,748 in fiscal 2014, $23,973 in fiscal 2013 and $43,353 in fiscal 2012.

        The Company reviews key performance results for active stores on a quarterly basis and approves certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is made and approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors discussed above, in addition to, the active store's individual operating results. The Company currently has no plans to close a significant number of operating stores in future periods. In the next fiscal year, the Company currently expects to close fewer than 40 stores, primarily as a result of lease expirations. The Company recorded impairment charges for closed facilities of $1,329 in fiscal 2014, $919 in fiscal 2013 and $8,645 in fiscal 2012.

        Included in the impairment charges noted above, the Company recorded charges of $798 in fiscal 2014, $594 in fiscal 2013 and $5,863 in fiscal 2012 for existing owned surplus property. Assets to be disposed of are evaluated quarterly to determine if an additional impairment charge is required. Fair value estimates are provided by independent brokers who operate in the local markets where the assets are located.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges (Continued)

        The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2014, 2013 and 2012:

	Year Ended
	March 1, 2014		March 2, 2013		March 3, 2012
	Number	Charge	Number	Charge	Number	Charge
Closed facilities:
Actual and approved store closings	31	$531	29	$325	55	$2,283
Actual and approved relocations	—	—	—	—	2	499
Existing surplus properties	7	798	5	594	12	5,863

Total impairment charges-closed facilities	38	1,329	34	919	69	8,645
Active stores:
Additional current period charges for stores previously impaired in prior periods(1)	378	4,162	469	5,835	591	9,822
Charges for new, relocated and remodeled stores that did not meet their asset recoverability test in the current period(2)	1	4,028	14	9,190	19	18,926
Charges for the remaining stores that did not meet their asset recoverability test in the current period(3)	17	3,558	47	8,948	53	14,605

Total impairment charges—active stores	396	11,748	530	23,973	663	43,353
Total impairment charges—all locations	434	$13,077	564	$24,892	732	$51,998

Total number of active stores	4,587		4,623		4,667
Stores impaired in prior periods with no current charge	709		588		428
Stores with a current period charge	396		530		663

Total cumulative active stores with impairment charges	1,105		1,118		1,091

(1)
These charges are related to stores that were impaired for the first time in prior periods. Most active stores, requiring an impairment charge, are fully impaired in the first period that they do not meet their asset recoverability test. However, in each prior period presented, a minority of stores were partially impaired since their fair value supported a reduced net book value. Accordingly, these stores may be further impaired in the current and future periods as a result of changes in their actual or projected cash flows, or changes to their fair value estimates. Also, the Company makes ongoing capital additions to certain stores to improve their operating results or to meet geographical competition, which if later are deemed to be unrecoverable, will be impaired in

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges (Continued)

  future periods. Of this total, 375, 464 and 583 stores for fiscal years 2014, 2013 and 2012 respectively have been fully impaired.

(2)
These charges are related to new stores (open at least 3 years) and relocated stores (relocated in the last 2 years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met their original return on investment projections and have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 1, 14 and 19 stores for fiscal years 2014, 2013 and 2012 respectively have been fully impaired.

(3)
These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 14, 43 and 43 stores for fiscal years 2014, 2013 and 2012 respectively have been fully impaired.

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

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges (Continued)

the store is located. Significant increases or decreases in actual cash flows may result in valuation changes.

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of the impairment measurement date for which an impairment assessment was performed and total losses as of March 1, 2014 and March 2, 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges March 1, 2014
Long-lived assets held and used	$—	$42	$15,051	$15,093	$(12,279)
Long-lived assets held for sale	—	14,656	—	14,656	(798)

Total	$—	$14,698	$15,051	$29,749	$(13,077)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges March 2, 2013
Long-lived assets held and used	$—	$1,018	$21,739	$22,757	$(24,298)
Long-lived assets held for sale	—	1,842	—	1,842	(594)

Total	$—	$2,860	$21,739	$24,599	$(24,892)

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

        In fiscal 2014, 2013 and 2012, the Company recorded lease termination charges of $28,227, $45,967 and $48,055, respectively. These charges related to changes in future assumptions, interest accretion and provisions for 15 stores in fiscal 2014, 14 stores in fiscal 2013, and 23 stores in fiscal 2012. Of the approximate 40 store closures for fiscal 2015, the Company anticipates that 15 will require a store lease closing provision.

        As part of its ongoing business activities, the Company assesses stores and distribution centers for potential closure. Decisions to close or relocate stores or distribution centers in future periods would

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

3. Lease Termination and Impairment Charges (Continued)

result in lease termination charges for lease exit costs and liquidation of inventory, as well as impairment of assets at these locations. The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Year Ended
	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)
Balance—beginning of year	$323,757	$367,864	$405,350
Provision for present value of noncancellable lease payments of closed stores	11,646	14,440	11,832
Changes in assumptions about future sublease income, terminations and change in interest rates	(4,343)	9,023	11,305
Interest accretion	21,250	23,246	26,084
Cash payments, net of sublease income	(68,040)	(90,816)	(86,707)

Balance—end of year	$284,270	$323,757	$367,864

        The Company's revenues and income (loss) before income taxes for fiscal 2014, 2013, and 2012 included results from stores that have been closed or are approved for closure as of March 1, 2014. The revenue, operating expenses and income (loss) before income taxes of these stores for the periods are presented as follows:

	Year Ended
	March 1, 2014	March 2, 2013	March 3, 2012
Revenues	$89,416	$139,082	$258,263
Operating expenses	100,889	153,187	284,803
Gain from sale of assets	(13,074)	(19,894)	(12,206)
Other (income) expenses	(8,268)	622	(7,874)
Income (loss) before income taxes	9,869	5,167	(6,460)
Included in these stores' income (loss) before income taxes are:
Depreciation and amortization	607	1,342	3,038
Inventory liquidation charges	621	708	598

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

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

4. Fair Value Measurements

        The Company utilizes the three-level valuation hierarchy as described in Note 3, Lease Termination and Impairment Charges, for the recognition and disclosure of fair value measurements.

        As of March 1, 2014 and March 2, 2013, the Company did not have any financial assets measured on a recurring basis. Please see Note 3 for fair value measurements of non-financial assets measured on a non-recurring basis.

  Other Financial Instruments

        Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.

        The fair value for LIBOR-based borrowings under the Company's senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company's other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $5,649,732 and $6,094,285, respectively, as of March 1, 2014. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $5,918,352 and $6,188,597, respectively, as of March 2, 2013. There were no outstanding derivative financial instruments as of March 1, 2014 and March 2, 2013.

5. Income Taxes

        The provision for income tax expense (benefit) was as follows:

	Year Ended
	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)
Current tax:
Federal	$—	$(6,305)	$—
State	4,748	7,928	3,654

	4,748	1,623	3,654
Deferred tax and other:
Federal	—	(61,544)	1,729
State	(30,609)	(50,679)	(29,069)
Tax expense recorded as an increase of additional paid-in-capital	26,665	—	—

	(3,944)	(112,223)	(27,340)

Total income tax expense (benefit)	$804	$(110,600)	$(23,686)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

5. Income Taxes (Continued)

        A reconciliation of the expected statutory federal tax and the total income tax expense (benefit) was as follows:

	Year Ended
	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)
Expected federal statutory expense at 35%	$87,576	$2,626	$(137,279)
Nondeductible expenses	857	1,897	2,408
State income taxes, net	44,366	39,470	11,492
Decrease of previously recorded liabilities	(21,101)	(91,881)	(17,771)
Nondeductible compensation	44,244	—	—
Recoverable federal tax due to special 5-year NOL carryback	—	(6,305)	—
Release of indemnification asset	5,941	37,324	—
Indemnification receipt	—	587	—
Valuation allowance	(161,079)	(94,318)	117,464

Total income tax expense (benefit)	$804	$(110,600)	$(23,686)

        Net Income for fiscal 2014 included income tax expense of $804 resulting from an increase in the deferred tax valuation allowance for the windfall tax benefits recorded in additional paid-in capital ("APIC") pursuant to the tax law ordering approach offset by adjustments to unrecognized tax benefits due to the lapse of statute of limitations. ASC 740, "Income Taxes" requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. A cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable. Based on the negative evidence, ASC 740 precludes relying on projections of future taxable income to support the recognition of deferred tax assets.

        Net Income for fiscal 2013 included income tax benefit of $110,600 primarily comprised of adjustments to unrecognized tax benefits for the appellate settlements of the Brooks Eckerd IRS Audit for the fiscal years 2004 - 2007 and the Commonwealth of Massachusetts Audit for fiscal years 2005 - 2007 as well as for the lapse of statute of limitations. The appellate settlements were offset by a reversal of the related tax indemnification asset which was recorded in selling, general and administrative expenses as these audits were related to pre-acquisition periods. Net loss for fiscal 2012 included income tax benefit of $23,686 and was primarily comprised of adjustments to unrecognized tax benefits due to the lapse of statute of limitations.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

5. Income Taxes (Continued)

        The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at March 1, 2014 and March 2, 2013:

	2014	2013
Deferred tax assets:
Accounts receivable	$62,973	$62,745
Accrued expenses	204,346	214,110
Liability for lease exit costs	116,803	142,456
Pension, retirement and other benefits	174,917	219,515
Long-lived assets	424,290	374,101
Other	1,989	2,079
Credits	60,951	62,121
Net operating losses	1,428,751	1,558,694

Total gross deferred tax assets	2,475,020	2,635,821
Valuation allowance	(2,060,811)	(2,223,675)

Total deferred tax assets	414,209	412,146
Deferred tax liabilities:
Inventory	414,209	412,146

Total gross deferred tax liabilities	414,209	412,146

Net deferred tax assets	$—	$—

        A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2014	2013	2012
Unrecognized tax benefits	$30,020	$247,722	$286,952
Increases to prior year tax positions	—	6,305	—
Decreases to tax positions in prior periods	(3,215)	(196,214)	(11,125)
Increases to current year tax positions	—	—	—
Settlements	—	(3,655)	—
Lapse of statute of limitations	(16,662)	(24,138)	(28,105)

Unrecognized tax benefits balance	$10,143	$30,020	$247,722

        The amount of the above unrecognized tax benefits at March 1, 2014, March 2, 2013 and March 3, 2012 which would impact the Company's effective tax rate, if recognized, was $876, $14,651 and $83,804, respectively. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is maintained against the Company's net deferred tax assets.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including the acquisition date of June 4, 2007, related to the Brooks Eckerd acquisition. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

5. Income Taxes (Continued)

acquisition. Accordingly, as of March 1, 2014, March 2, 2013 and March 3, 2012, the Company had a corresponding recoverable indemnification asset of $195, $30,710 and $156,797 from Jean Coutu Group, included in the "Other Assets" line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

        While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the company.

        The Company recognizes interest and penalties related to tax contingencies as income tax expense. Prior to the adoption of ASC 740, "Income Taxes," the Company included interest as income tax expense and penalties as an operating expense. The Company recognized (benefit) for interest and penalties in connection with tax matters of ($16,833), ($43,069) and ($2,113) for fiscal years 2014, 2013 and 2012, respectively. As of March 1, 2014 and March 2, 2013 the total amount of accrued income tax-related interest and penalties was $5,364 and $22,197, respectively.

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

  Net Operating Losses and Tax Credits

        At March 1, 2014, the Company had federal net operating loss (NOL) carryforwards of approximately $3,507,186. Of these, $1,906,013 will expire, if not utilized, between fiscal 2020 and 2022. An additional $1,519,062 will expire, if not utilized, between fiscal 2028 and 2032.

        At March 1, 2014, the Company had state NOL carryforwards of approximately $4,476,975, the majority of which will expire between fiscal 2019 and 2027.

        The Company's federal and state net operating loss carryforwards include deductions of $18,365 for windfall tax benefits that have not yet been recognized in the financial statements at March 1, 2014. These tax benefits will be credited to additional paid-in capital when they reduce current taxable income consistent with the tax law ordering approach.

        At March 1, 2014, the Company had federal business tax credit carryforwards of $50,595, the majority of which will expire between 2019 and 2021. In addition to these credits, the Company had alternative minimum tax credit carryforwards of $3,221.

  Valuation Allowances

        The valuation allowances as of March 1, 2014 and March 2, 2013 apply to the net deferred tax assets of the Company. The Company maintained a full valuation allowance of $2,060,811 and $2,223,675 against net deferred tax assets as a result of a three year cumulative loss at March 1, 2014 and March 2, 2013, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

6. Accounts Receivable

        The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. The allowance for uncollectible accounts at March 1, 2014 and March 2, 2013 was $26,873 and $28,271 respectively. The Company's accounts receivable are due primarily from third-party payors (e.g., pharmacy benefit management companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

7. Inventory

        At March 1, 2014 and March 2, 2013, inventories were $1,018,581 and $915,241, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") cost flow assumption. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The Company recorded a LIFO charge for fiscal year 2014 of $104,142, compared to a LIFO credit of $147,882 for fiscal year 2013 and a LIFO charge of $188,722 for fiscal year 2012. During fiscal 2014, 2013 and 2012, a reduction in inventories related to working capital initiatives resulted in the liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $13,894, $4,316 and $11,004 cost of sales decrease, with a corresponding reduction to the adjustment to LIFO for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

8. Property, Plant and Equipment

        Following is a summary of property, plant and equipment, including capital lease assets, at March 1, 2014 and March 2, 2013:

	2014	2013
Land	$233,098	$243,413
Buildings	753,633	753,952
Leasehold improvements	1,890,369	1,733,607
Equipment	2,194,339	2,079,372
Construction in progress	69,388	55,013

	5,140,827	4,865,357
Accumulated depreciation	(3,183,498)	(2,969,707)

Property, plant and equipment, net	$1,957,329	$1,895,650

        Depreciation expense, which included the depreciation of assets recorded under capital leases, was $284,603, $286,374 and $296,792 in fiscal 2014, 2013 and 2012, respectively.

        Included in property, plant and equipment was the carrying amount of assets to be disposed of totaling $1,887 and $14,702 at March 1, 2014 and March 2, 2013, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

9. Other Intangibles

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's intangible assets as of March 1, 2014 and March 2, 2013.

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$634,320	$(447,608)	9 years	$623,541	$(413,556)	10 years
Prescription files	1,353,057	(1,108,542)	4 years	1,286,087	(1,031,668)	4 years

Total	$1,987,377	$(1,556,150)		$1,909,628	$(1,445,224)

        Also included in other non-current liabilities as of March 1, 2014 and March 2, 2013 are unfavorable lease intangibles with a net carrying amount of $62,687 and $70,195, respectively.

        Amortization expense for these intangible assets and liabilities was $119,138, $127,737 and $143,790 for fiscal 2014, 2013 and 2012, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2015—$105,149; 2016—$93,337; 2017—$80,052; 2018—$42,113 and 2019—$16,322.

10. Accrued Salaries, Wages and Other Current Liabilities

        Accrued salaries, wages and other current liabilities consisted of the following at March 1, 2014 and March 2, 2013:

	2014	2013
Accrued wages, benefits and other personnel costs	$449,585	$437,222
Accrued interest	69,193	76,164
Accrued sales and other taxes payable	133,357	132,767
Accrued store expense	238,324	228,276
Other	275,400	281,886

	$1,165,859	$1,156,315

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement

        Following is a summary of indebtedness and lease financing obligations at March 1, 2014 and March 2, 2013:

	2014	2013
Secured Debt:
Senior secured revolving credit facility due February 2018	$400,000	$665,000
Tranche 6 Term Loan due February 2020	1,152,293	1,161,000
8.00% senior secured notes (senior lien) due August 2020	650,000	650,000
7.5% senior secured notes (second lien) due March 2017	—	500,000
Tranche 1 Term Loan (second lien) due August 2020	470,000	470,000
Tranche 2 Term Loan (second lien) due June 2021	500,000	—
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,160 and $1,364)	268,840	268,636
Other secured	5,324	5,298

	3,446,457	3,719,934
Guaranteed Unsecured Debt:
9.5% senior notes due June 2017 ($810,000 face value less unamortized discount of $5,529)	—	804,471
6.75% senior notes due June 2021	810,000	—
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $4,087 and $4,759)	906,087	906,759

	1,716,087	1,711,230
Unguaranteed Unsecured Debt:
8.5% convertible notes due May 2015	64,188	64,188
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	487,188	487,188
Lease financing obligations	107,411	115,179

Total debt	5,757,143	6,033,531
Current maturities of long-term debt and lease financing obligations	(49,174)	(37,311)

Long-term debt and lease financing obligations, less current maturities	$5,707,969	$5,996,220

  Credit Facility

        The Company has a senior secured credit facility that consists of a $1,795,000 revolving credit facility and a $1,152,293 senior secured term loan (the "Tranche 7 Term Loan"). Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 2.25% and LIBOR plus 2.75%, if the Company chooses to make LIBOR borrowings, or between Citibank's base rate plus 1.25% and Citibank's base rate plus 1.75% in each case based upon the amount of revolver availability

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

as defined in the senior secured credit facility. The Company is required to pay fees between 0.375% and 0.50% per annum on the daily unused amount of the revolver, depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on February 21, 2018. On March 14, 2014, the Company amended and restated its credit agreement governing its senior secured credit facility, pursuant to which, it prepaid its outstanding Tranche 6 Term Loan with the proceeds of a new $1,152,293 Tranche 7 Term Loan. The Tranche 7 Term Loan matures on February 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 2.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 1.75%. The Tranche 7 Term Loan is subject to a 0.75% LIBOR floor per annum.

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At March 1, 2014, the Company had $400,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $79,874, which resulted in additional borrowing capacity of $1,315,126.

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

        The senior credit facility restricts the amount of secured and unsecured debt the Company may have outstanding. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond May 21, 2020. However, the Company's second priority secured term loan facilities and the indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. Pursuant to certain of the Company's existing indentures, the Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under the second priority secured term loan facilities and the indentures is generally governed by an interest coverage ratio test. As of March 1, 2014, the Company had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

        The senior secured credit facility contains additional covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150,000, the Company must maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of March 1, 2014, availability under the revolving credit facility was in excess of $150,000 and our fixed charge coverage ratio was greater than 1.00 to 1.00. The senior secured credit facility also provides for customary events of default.

        The Company also has a second priority secured term loan facility, which includes a $470,000 second priority secured term loan (the "Tranche 1 Term Loan"). The Tranche 1 Term Loan matures on August 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 4.75%, if the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

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

Other 2014 Transactions

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

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

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

2013 Transactions

        In February 2013, the Company repurchased all of its outstanding $410,000 aggregate principal of 9.750% senior secured notes, $470,000 aggregate principal of 10.375% senior secured notes and $180,277 aggregate principal amount of 6.875% senior debentures. In February 2013, $257,261 aggregate principal amount of the 9.750% notes, $401,999 aggregate principal amount of the 10.375% notes and $119,119 aggregate principal amount of the 6.875% debentures, respectively, were tendered and repurchased by the Company. The Company redeemed the remaining 9.750% notes and 10.375% notes for $171,432 and $72,901, respectively, which included the call premium and interest through the redemption date. Additionally, the Company discharged the remaining 6.875% debentures for $63,416, which included interest through maturity.

        In February 2013, the Company redeemed $6,015 aggregate principal amount of 9.25% senior notes for $6,147, which included interest through the redemption date.

        In connection with the above transactions, the Company recorded a loss on debt retirement, including tender and call premium and interest, unamortized debt issue costs and unamortized discount of $122,660.

        In February 2012, the Company issued $481,000 of its 9.25% senior notes and in May 2012, the Company issued an additional $421,000 of its 9.25% senior notes. The proceeds of the notes, together with available cash, were used to repurchase the 8.625% senior notes and the 9.375% senior notes, respectively. These notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all other unsubordinated indebtedness. The Company's obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of its subsidiaries that guarantee the Company's obligations under the senior secured credit facility, the second priority secured term loan facility and the outstanding 8.00% senior secured notes, 7.5% senior secured notes, 10.25% senior secured notes and 9.5% senior notes.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

11. Indebtedness and Credit Agreement (Continued)

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

  Interest Rates and Maturities

        The annual weighted average interest rate on the Company's indebtedness was 6.4%, 7.1%, and 7.4% for fiscal 2014, 2013, and 2012, respectively.

        The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2015—$16,934; 2016—$75,798; 2017—$11,610; 2018—$411,610 and $5,130,853 in 2019 and thereafter.

12. Leases

        The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from 5 to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $8,369, $8,536, and $8,866, was $952,777, $951,239, and $976,892 in fiscal 2014, 2013, and 2012, respectively. These amounts include contingent rentals of $18,679, $21,026 and $22,659 in fiscal 2014, 2013, and 2012, respectively.

        During fiscal 2014, the Company sold one owned operating store to an independent third party. Net proceeds from the sale were $3,989. Concurrent with this sale, the Company entered into an agreement to lease the store back from the purchaser over a minimum lease term of 20 years. The Company accounted for this lease as an operating lease. The transaction resulted in a gain of $269 which is included in the gain on sale of assets, net for the fifty-two weeks ended March 1, 2014.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

12. Leases (Continued)

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

        The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at March 1, 2014 and March 2, 2013 are summarized as follows:

	2014	2013
Land	$5,063	$6,692
Buildings	135,581	137,206
Leasehold improvements	1,446	1,691
Equipment	34,305	21,316
Accumulated depreciation	(113,536)	(103,381)

	$62,859	$63,524

        Following is a summary of lease finance obligations at March 1, 2014 and March 2, 2013:

	2014	2013
Obligations under financing leases	$102,671	$107,308
Sale-leaseback obligations	4,740	7,876
Less current obligation	(32,240)	(23,334)

Long-term lease finance obligations	$75,171	$91,850

        Following are the minimum lease payments for all properties under a lease agreement that will have to be made in each of the years indicated based on non-cancelable leases in effect as of March 1, 2014:

Fiscal year	Lease Financing Obligations	Operating Leases
2015	$40,030	$996,495
2016	21,228	953,607
2017	19,330	892,261
2018	13,496	810,267
2019	12,370	713,914
Later years	33,656	3,405,091

Total minimum lease payments	140,110	$7,771,635

Amount representing interest	(32,699)

Present value of minimum lease payments	$107,411

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

13. Stock Option and Stock Award Plans

        The Company recognizes share-based compensation expense in accordance with ASC 718, "Compensation—Stock Compensation." Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for fiscal 2014, 2013 and 2012 include $16,194, $17,717 and $15,861 of compensation costs related to the Company's stock-based compensation arrangements.

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

        All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 62,103 as of March 1, 2014.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

13. Stock Option and Stock Award Plans (Continued)

  Stock Options

        The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used for options granted in fiscal 2014, 2013 and 2012:

	2014	2013	2012
Expected stock price volatility(1)	85%	85%	79%
Expected dividend yield(2)	0.00%	0.00%	0.00%
Risk-free interest rate(3)	1.45%	0.71%	1.45%
Expected option life(4)	5.5 years	5.5 years	5.5 years

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

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

13. Stock Option and Stock Award Plans (Continued)

        The weighted average fair value of options granted during fiscal 2014, 2013 and 2012 was $1.91, $0.91 and $0.82, respectively. Following is a summary of stock option transactions for the fiscal years ended March 1, 2014, March 2, 2013 and March 3, 2012:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at February 26, 2011	74,298	$2.47
Granted	23,200	1.19
Exercised	(896)	1.02
Cancelled	(22,804)	4.31

Outstanding at March 3, 2012	73,798	$1.52

Granted	12,020	1.32
Exercised	(1,535)	1.06
Cancelled	(3,283)	2.08

Outstanding at March 2, 2013	81,000	$1.48

Granted	4,828	2.76
Exercised	(26,873)	1.24
Cancelled	(2,989)	2.46

Outstanding at March 1, 2014	55,966	$1.65	6.48	$276,320

Vested or expected to vest at March 1, 2014	51,761	$1.67	6.38	$254,692

Exercisable at March 1, 2014	29,881	$1.77	5.27	$143,971

        As of March 1, 2014, there was $15,251 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.32 years.

        Cash received from stock option exercises for fiscal 2014, 2013 and 2012 was $33,217, $1,646 and $914, respectively. The income tax benefit from stock options for fiscal 2014, 2013 and 2012 was $23,660, $0 and $0, respectively. The total intrinsic value of stock options exercised for fiscal 2014, 2013 and 2012 was $80,598, $714 and $255, respectively.

        Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees.

  Restricted Stock

        The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans vest in installments up to three years. Beginning in fiscal 2011, stock awards granted to non-employee directors vest 80% in year one, 10% in year two and 10% in year three. Unvested shares are forfeited upon termination of employment. Following is a summary

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

13. Stock Option and Stock Award Plans (Continued)

of restricted stock transactions for the fiscal years ended March 1, 2014, March 2, 2013 and March 3, 2012:

	Shares	Weighted Average Grant Date Fair Value
Balance at February 26, 2011	7,078	$1.12
Granted	8,525	1.23
Vested	(3,366)	1.11
Cancelled	(731)	1.16

Balance at March 3, 2012	11,506	$1.20

Granted	5,450	1.31
Vested	(3,917)	1.18
Cancelled	(362)	1.26

Balance at March 2, 2013	12,677	$1.25

Granted	2,743	2.79
Vested	(4,152)	1.23
Cancelled	(1,212)	1.48

Balance at March 1, 2014	10,056	$1.66

        At March 1, 2014, there was $9,155 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures. These costs are expected to be recognized over a weighted average period of 1.82 years.

        The total fair value of restricted stock vested during fiscal years 2014, 2013 and 2012 was $5,098, $4,623 and $3,724, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

14. Reclassifications from Accumulated Other Comprehensive Loss

        The following table summarizes the components of accumulated other comprehensive loss and the changes in balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the fiscal years ended March 1, 2014, March 2, 2013 and March 3, 2012:

	March 1, 2014 (52 Weeks)		March 2, 2013 (52 Weeks)		March 3, 2012 (53 Weeks)
	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss
Accumulated other comprehensive loss
Balance—beginning of period	$(61,369)	$(61,369)	$(52,634)	$(52,634)	$(30,142)	$(30,142)
Other comprehensive income before reclassifications	19,211	19,211	(13,767)	(13,767)	(24,984)	(24,984)
Amounts reclassified from accumulated other comprehensive loss to net income (loss)	4,824	4,824	5,032	5,032	2,492	2,492

Balance—end of period	$(37,334)	$(37,334)	$(61,369)	$(61,369)	$(52,634)	$(52,634)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

14. Reclassifications from Accumulated Other Comprehensive Loss (Continued)

        The following table summarizes the effects on net income (loss) of significant amounts classified out of each component of accumulated other comprehensive loss for the fiscal years ended March 1, 2014, March 2, 2013 and March 3, 2012:

	Fiscal Years Ended March 1, 2014, March 2, 2013 and March 3, 2012
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)	March 3, 2012 (53 Weeks)	Affected line item in the consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(240)	$(240)	$(639)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(4,584)	(4,792)	(1,853)	Selling, general and administrative expenses

	(4,824)	(5,032)	(2,492)	Total before income tax expense
	—	—	—	Income tax expense(b)

	$(4,824)	$(5,032)	$(2,492)	Net of income tax expense

(a)—See Note 15, Retirement Plans for additional details.

(b)—Income tax expense is $0 due to the valuation allowance. See Note 5, Income Taxes for additional details.

15. Retirement Plans

  Defined Contribution Plans

        The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. In accordance with those plan provisions, the Company matches 100% of a participant's pretax payroll contributions, up to a maximum of 3% of such participant's pretax annual compensation. Thereafter, the Company will match 50% of the participant's additional pretax payroll contributions, up to a maximum of 2% of such participant's additional pretax annual compensation. Total expense recognized for the above plans was $57,857 in fiscal 2014, $56,480 in fiscal 2013 and $57,036 in fiscal 2012.

        The Company sponsors a Supplemental Executive Retirement Plan ("SERP") for its officers, which is a defined contribution plan that is subject to a five year graduated vesting schedule. The expense recognized for the SERP was $11,531 in fiscal 2014, $7,469 in fiscal 2013 and $4,582 in fiscal 2012.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

15. Retirement Plans (Continued)

  Defined Benefit Plans

        The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company's funding policy for The Rite Aid Pension Plan (The "Defined Benefit Pension Plan") is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made contributions of $8,000 in fiscal 2014, $5,583 in fiscal 2013 and $14,878 in fiscal 2012.

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

        Net periodic pension expense and other changes recognized in other comprehensive income for the defined benefit pension plans and the nonqualified executive retirement plan included the following components:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2014	2013	2012	2014	2013	2012
Service cost	$3,341	$2,908	$2,988	$—	$—	$21
Interest cost	6,120	6,128	6,501	541	616	771
Expected return on plan assets	(6,738)	(6,719)	(6,192)	—	—	—
Amortization of unrecognized prior service cost	240	240	639	—	—	—
Amortization of unrecognized net loss (gain)	4,935	3,926	2,435	(351)	866	(582)

Net pension expense(income)	$7,898	$6,483	$6,371	$190	$1,482	$210
Other changes recognized in other comprehensive loss:
Unrecognized net (gain) loss arising during period	$(18,860)	$12,901	$24,664	$(351)	$866	$595
Prior service cost arising during period	—	—	(275)	—	—	—
Amortization of unrecognized prior service costs	(240)	(240)	(639)	—	—	—
Amortization of unrecognized net (loss) gain	(4,935)	(3,926)	(2,435)	351	(866)	582

Net amount recognized in other comprehensive loss	(24,035)	8,735	21,315	—	—	1,177

Net amount recognized in pension expense and other comprehensive loss	$(16,137)	$15,218	$27,686	$190	$1,482	$1,387

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

15. Retirement Plans (Continued)

        The table below sets forth reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's defined benefit plans, as well as the funded status and amounts recognized in the Company's balance sheet as of March 1, 2014 and March 2, 2013:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	2014	2013	2014	2013
Change in benefit obligations:
Benefit obligation at end of prior year	$158,522	$142,310	$14,332	$14,509
Service cost	3,341	2,908	—	—
Interest cost	6,120	6,128	541	616
Distributions	(7,677)	(6,644)	(1,657)	(1,659)
Change due to change in assumptions	—	13,979	—	756
Actuarial (gain) loss	(11,710)	(159)	(351)	110

Benefit obligation at end of year	$148,596	$158,522	$12,865	$14,332

Change in plan assets:
Fair value of plan assets at beginning of year	$114,773	$108,196	$—	$—
Employer contributions	8,000	5,583	1,655	1,659
Actual return on plan assets	13,888	9,067	—	—
Distributions (including expenses paid by the plan)	(7,677)	(8,073)	(1,655)	(1,659)

Fair value of plan assets at end of year	$128,984	$114,773	$—	$—

Funded status	$(19,612)	$(43,749)	$(12,865)	$(14,331)

Net amount recognized	$(19,612)	$(43,749)	$(12,865)	$(14,331)

Amounts recognized in consolidated balance sheets consisted of:
Prepaid pension cost	$—	$—	$—	$—
Accrued pension liability	(19,612)	(43,749)	(12,865)	(14,331)

Net amount recognized	$(19,612)	$(43,749)	$(12,865)	$(14,331)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(35,348)	$(59,143)	$—	$—
Prior service cost	(307)	(547)	—	—

Amount recognized	$(35,655)	$(59,690)	$—	$—

        The estimated net actuarial loss and prior service cost amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal 2015 are $2,399 and $240, respectively.

        The accumulated benefit obligation for the defined benefit pension plan was $148,596 and $158,368 as of March 1, 2014 and March 2, 2013, respectively. The accumulated benefit obligation for

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

15. Retirement Plans (Continued)

the nonqualified executive retirement plan was $12,865 and $14,331 as of March 1, 2014 and March 2, 2013, respectively.

        The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of March 1, 2014, March 2, 2013 and March 3, 2012 were as follows:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2014	2013	2012	2014	2013	2012
Discount rate	4.50%	4.00%	4.50%	4.50%	4.00%	4.50%
Rate of increase in future compensation levels	4.50%	4.50%	5.00%	N/A	N/A	3.00%

        Weighted average assumptions used to determine net cost for the fiscal years ended March 1, 2014, March 2, 2013 and March 3, 2012 were:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2014	2013	2012	2014	2013	2012
Discount rate	4.00%	4.50%	5.50%	4.00%	4.50%	5.50%
Rate of increase in future compensation levels	4.50%	5.00%	5.00%	N/A	N/A	3.00%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%	N/A	N/A	N/A

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.75% long-term rate of return on plan assets assumption for fiscal 2014, 2013 and 2012.

        The Company's pension plan asset allocations at March 1, 2014 and March 2, 2013 by asset category were as follows:

	March 1, 2014	March 2, 2013
Equity securities	62%	60%
Fixed income securities	38%	40%

Total	100%	100%

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

15. Retirement Plans (Continued)

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

        The following targets are to be applied to the allocation of plan assets.

Category	Target Allocation
U.S. equities	46%
International equities	16%
U.S. fixed income	38%

Total	100%

        The Company expects to contribute $0 to the Defined Benefit Pension Plan and make payments of $1,722 to participants of the Nonqualified Executive Retirement Plan during fiscal 2015.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

15. Retirement Plans (Continued)

        The following table sets forth by level within the fair value hierarchy a summary of the plan's investments measured at fair value on a recurring basis as of March 1, 2014 and March 2, 2013:

	Fair Value Measurements at March 1, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	$—	$20,401	$—	$20,401
Large Cap	—	40,914	—	40,914
Small-Mid Cap	—	18,071	—	18,071
Fixed Income
Long Term Credit Bond Index	—	47,360	—	47,360
Other types of investments
Short Term Investments	—	2,239	—	2,239

Total	$—	$128,985	$—	$128,985

	Fair Value Measurements at March 2, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	$—	$17,199	$—	$17,199
Large Cap	—	35,098	—	35,098
Mid Cap	—	12,562	—	12,562
Small Cap	—	4,236	—	4,236
Fixed Income
Long Term Credit Bond Index	—	45,664	—	45,664
Other types of investments
Short Term Investments	—	14	—	14

Total	$—	$114,773	$—	$114,773

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

15. Retirement Plans (Continued)

        Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan and the nonqualified executive retirement plan during the years indicated:

Fiscal Year	Defined Benefit Pension Plan	Nonqualified Executive Retirement Plan
2015	$7,378	$1,722
2016	7,520	1,625
2017	7,687	1,599
2018	7,829	1,228
2019	8,068	1,204
2020 - 2024	42,793	4,424

Total	$81,275	$11,802

  Other Plans

        The Company participates in various multi-employer union pension plans that are not sponsored by the Company. Total expenses recognized for the multi-employer plans were $26,617 in fiscal 2014, $19,787 in fiscal 2013 and $14,594 in fiscal 2012.

16. Multiemployer Plans that Provide Pension Benefits

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

        The Company's participation in these plans for the annual period ended March 1, 2014 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available for fiscal 2014 and fiscal 2013 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last two columns list the expiration date(s) of the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

16. Multiemployer Plans that Provide Pension Benefits (Continued)

collective-bargaining agreement(s) to which the plans are subject and any minimum funding requirements. There have been no significant changes that affect the comparability of total employer contributions of fiscal years 2014, 2013, and 2012.

		Pension Protection Act Zone Status			Contributions of the Company				Expiration Date of Collective- Bargaining Agreement
				FIP/ RP Status Pending/ Implemented
	EIN/Pension Plan Number							Surcharge Imposed		Minimum Funding Requirements
Pension		2014	2013		2014	2013	2012
1199 SEIU Health Care Employees Pension Fund	13-3604862-001	Green— 12/31/2012	Green— 12/31/2011	No	$14,093	$9,830	$9,156	No	4/18/2015	Contribution rate of 15.8% of gross wages earned per associate.
Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	51-6029925-001	Red— 12/31/2013	Red— 12/31/2012	Implemented	6,476	3,416	459	No	7/12/2015	Contributions of $1.242 per hour worked for pharmacists and $0.563 per hour worked for non pharmacists.
Northern California Pharmacists, Clerks and Drug Employers Pension Plan	94-2518312-001	Green— 12/31/2013	Green— 12/31/2012	No	2,900	2,858	2,937	No	7/13/2013	Contributions of $0.57 per hour worked for associates.
United Food and Commercial Workers Union-Employer Pension Fund	34-6665155-001	Red— 9/30/2013	Red— 9/30/2012	Implemented	629	559	529	No	12/31/2014	Contribution rate of $1.49 per hour worked.
United Food and Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	51-6031766-001	Yellow— 9/30/2013	Yellow— 9/30/2012	Implemented	441	399	322	No	12/31/2014	Contribution rate of $1.52 per hour worked.
Other Funds					2,078	2,725	1,191

					$26,617	$19,787	$14,594

        The Company was listed in these plans Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of the Plan's Year-End)
Northern California Pharmacists, Clerks and Drug Employers Pension Plan	12/31/2012 and 12/31/2011
Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	12/31/2012 and 12/31/2011
United Food and Commercial Workers Union- Employer Pension Fund	9/30/2012 and 9/30/2011
United Food and Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	9/30/2012 and 9/30/2011

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

16. Multiemployer Plans that Provide Pension Benefits (Continued)

        At the date the Company's financial statements were issued, certain Forms 5500 were not available.

        During fiscal 2014, the Company incurred an additional withdrawal liability of $1,000 associated with the withdrawal from the Central Ohio Locals 1059 and 75 effective March 31, 2013.

        During fiscal 2013, the Company withdrew from the 1360 New Jersey Pension effective August 2011 and incurred a $2,032 withdrawal liability and Central Ohio Locals 1059 and 75 effective March 31, 2013 and incurred a liability of $3,000.

        During fiscal 2012, the Company withdrew from the NW OH Pension Fund effective December 2011 and incurred a $1,300 withdrawal liability.

17. Commitments, Contingencies and Guarantees

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

17. Commitments, Contingencies and Guarantees (Continued)

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

        The Company is currently a defendant in several putative class action lawsuits filed in state courts in California alleging violations of California wage and hour laws, rules and regulations pertaining primarily to failure to pay overtime, pay for missed meals and rest periods and failure to provide employee seating. These suits purport to be class actions and seek substantial damages. The Company has aggressively challenged both the merits of the lawsuits and the allegations that the cases should be certified as class or representative actions. With respect to cases involving meal and rest periods (Chase and Scherwin v. Rite Aid Corporation pending in Los Angeles County Superior Court and Kyle v. Rite Aid Corporation pending in Sacramento County Superior Court), in light of the cost and uncertainty involved in these lawsuits, the Company is involved in ongoing discussions with counsel for the Plaintiffs concerning a possible resolution of these matters. During the period ended March 1, 2014, the Company recorded a legal accrual with respect to these matters. With respect to the other lawsuits described in this paragraph, the Company, at this time, is not able to predict either the outcome of these lawsuits or estimate a potential range of loss with respect to said lawsuits.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

17. Commitments, Contingencies and Guarantees (Continued)

        In April 2012, the Company received an administrative subpoena from the Drug Enforcement Administration ("DEA"), Albany, New York District Office, requesting information regarding the Company's sale of products containing pseudoephedrine ("PSE"). In April 2012, it also received a communication from the United States Attorneys Office ("USAO") for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 ("CMEA"). In April 2013, the Company received additional administrative subpoenas from DEA concerning certain retail PSE transactions at New York stores and the USAO commenced discussions with the Company regarding whether, from 2009 (upon implementation of an electronic PSE transaction logbook system) through the present, the Company sold products containing PSE in violation of the CMEA. Violations of the CMEA could result in the imposition of administrative, civil and/or criminal penalties against the Company. The Company is cooperating with the government and continues to provide information responsive to the subpoenas. The Company has entered into a tolling agreement with the USAO. The Company is unable to predict the timing or outcome of any review by the government of such information.

        The Company received an additional administrative subpoena from the DEA in December 2013 requesting information in connection with an investigation of violations of the CMEA in West Virginia. The Company is unable to predict the timing or outcome of any review by the government of such information.

        In January 2013, the DEA, Los Angeles District Office, served an administrative subpoena on the Company seeking documents related to prescriptions by a certain prescriber. The USAO, Central District of California, also contacted the Company about a related investigation into allegations that Rite Aid pharmacies filled certain controlled substance prescriptions for a number of practitioners after their DEA registrations had expired or otherwise become invalid in violation of the federal Controlled Substances Act and DEA regulations. The Company responded to the administrative subpoena and subsequent informal requests for information from the USAO. The Company met with the USAO and DEA in January 2014 and is involved in ongoing discussions with the government regarding this matter. The Company recorded a legal accrual during the period ended March 1, 2014.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

17. Commitments, Contingencies and Guarantees (Continued)

  Contingencies

        The California Department of Health Care Services ("DHCS"), the agency responsible for administering the State of California Medicaid program, implemented retroactive reimbursement rate reductions effective June 1, 2011, impacting the medical provider community in California, including pharmacies. Numerous medical providers, including representatives of both chain and independent pharmacies, filed suits against DHCS in federal district court in California and obtained preliminary injunctions against the rate cuts, subject to a trial on the merits. DHCS appealed the preliminary injunctions to the Ninth Circuit Court of Appeals, which Court vacated the injunctions. Based upon the actions of DHCS and the decision of the appeals court, the Company recorded an appropriate accrual. In January 2014, the Center for Medicare and Medicaid Services approved a state plan amendment that excluded certain drugs from the retroactive reimbursement rate reductions effective March 31, 2012. Accordingly, the Company adjusted its accrual to take into account this exclusion at year end. As pertinent facts and circumstances develop, this accrual may be adjusted further.

18. Supplementary Cash Flow Data

	Year Ended
	March 1, 2014	March 2, 2013	March 3, 2012
Cash paid for interest (net of capitalized amounts of $197, $399 and $315)	$414,692	$482,145	$528,894

Cash payments (refund) for income taxes, net	$3,191	$(776)	$4,913

Equipment financed under capital leases	$18,065	$7,906	$7,052

Equipment received for noncash consideration	$2,825	$3,285	$3,616

Preferred stock dividends paid in additional shares	$8,318	$10,528	$9,919

Accrued capital expenditures	$72,841	$45,456	$45,454

Gross borrowings from revolver	$2,668,000	$1,117,000	$2,654,000

Gross repayments to revolver	$2,933,000	$588,000	$2,546,000

19. Related Party Transactions

        There were receivables from related parties of $19 and $23 at March 1, 2014 and March 2, 2013, respectively.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

19. Related Party Transactions (Continued)

        On September 26, 2013, the Company agreed to exchange eight shares of 7% Series G Convertible Preferred Stock (the "Series G preferred stock") and 1,876,013 shares of 6% Series H Convertible Preferred Stock (the "Series H preferred stock", collectively the "Preferred Stock") of the Company (the "Exchange"), held by Green Equity Investors III, L.P. ("LGP") for 40,000,000 shares of the Company's common stock, par value $1.00 per share, with a market value of $190,400 at the $4.76 per share closing price on the Settlement Date (as hereinafter defined), pursuant to an individually negotiated exchange transaction. The Exchange settled on September 30, 2013 (the "Settlement Date"). The Preferred Stock, including additional shares representing earned but unpaid dividends as of the Settlement Date, was redeemable by the Company for cash at 105% of the Preferred Stock's $100 per share liquidation preference or $199,937. The Company agreed to the Exchange as it was prohibited under several of its debt instruments from using cash to effect the redemption of the Preferred Stock. Following the Settlement Date, no shares of the Series G preferred stock or Series H preferred stock remained outstanding and the Company's restated certificate of incorporation was amended to eliminate all references to the Series G preferred stock and Series H preferred stock. In accordance with the terms of the Exchange, John M. Baumer, a member of the board of directors of the Company and a limited partner of Leonard Green & Partners, L.P., an affiliate of the LGP, resigned from the Company's board of directors.

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

        As of the Settlement Date, LGP held 1,904,161 shares of Series G preferred stock and Series H preferred stock, which included 28,140 shares of earned and unpaid dividends. The Series G preferred stock and Series H preferred stock would have converted into 34,621,117 shares of common stock at the contracted conversion rate of $5.50 per share. Accordingly, income attributable to common stockholders was reduced by $25,603, or $0.03 per diluted share, the value of the additional 5,378,883 shares of common stock issued upon conversion at the $4.76 per share closing price on the Settlement Date.

        The Company had a financial advisory services agreement with Leonard Green & Partners, L.P. to pay a monthly fee of $12.5 plus out-of-pocket expenses which was terminated in fiscal 2012. The Company paid fees of $38 for financial advisory services and expense reimbursements of $67 in fiscal 2012.

20. Subsequent Events

        On April 1, 2014, the Company acquired Boston based Health Dialog Services Corporation, which is engaged in providing health coaching, shared decision making and healthcare analytics from Bupa, a London based international healthcare services group. Health Dialog will operate as a 100 percent owned subsidiary of the Company.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

20. Subsequent Events (Continued)

        On April 10, 2014, the Company acquired Houston based RediClinic, which is engaged in the operation of 30 retail clinics in the greater Houston, Austin and San Antonio areas. RediClinic will operate as a 100 percent owned subsidiary of the Company.

        The Company paid a combined amount of $86.0 million and assumed debt of $2.5 million related to the acquisitions noted above.

21. Interim Financial Results (Unaudited)

	Fiscal Year 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$6,293,057	$6,278,165	$6,357,732	$6,597,459	$25,526,413
Cost of goods sold	4,472,066	4,461,804	4,557,066	4,711,743	18,202,679
Selling, general and administrative expenses	1,609,261	1,602,931	1,632,299	1,716,671	6,561,162
Lease termination and impairment charges	10,972	11,390	1,672	17,270	41,304
Interest expense	113,064	106,716	102,819	101,992	424,591
Loss on debt retirements, net	—	62,172	271	—	62,443
(Gain) loss on sale of assets, net	(5,180)	(1,885)	(9,331)	412	(15,984)

	6,200,183	6,243,128	6,284,796	6,548,088	25,276,195

Income before income taxes	92,874	35,037	72,936	49,371	250,218
Income tax expense (benefit)	3,212	2,210	1,388	(6,006)	804

Net income	$89,662	$32,827	$71,548	$55,377	$249,414

Basic income per share(1)	$0.10	$0.03	$0.05	$0.06	$0.23

Diluted income per share(1)	$0.09	$0.03	$0.04	$0.06	$0.23

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

21. Interim Financial Results (Unaudited) (Continued)

	Fiscal Year 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$6,468,287	$6,230,884	$6,237,847	$6,455,245	$25,392,263
Cost of goods sold	4,719,516	4,520,463	4,426,526	4,407,482	18,073,987
Selling, general and administrative expenses	1,688,066	1,618,169	1,612,198	1,682,332	6,600,765
Lease termination and impairment charges	12,143	7,783	14,366	36,567	70,859
Interest expense	130,588	129,054	128,371	127,408	515,421
Loss on debt retirements, net	17,842	—	—	122,660	140,502
(Gain) loss on sale of assets, net	(10,051)	(2,954)	(6,262)	2,491	(16,776)

	6,558,104	6,272,515	6,175,199	6,378,940	25,384,758

(Loss) income before income taxes	(89,817)	(41,631)	62,648	76,305	7,505
Income tax (benefit) expense	(61,729)	(2,866)	777	(46,782)	(110,600)

Net (loss) income	$(28,088)	$(38,765)	$61,871	$123,087	$118,105

Basic (loss) income per share(1)	$(0.03)	$(0.05)	$0.07	$0.14	$0.12

Diluted (loss) income per share(1)	$(0.03)	$(0.05)	$0.07	$0.13	$0.12

(1)
Income (loss) per share amounts for each quarter may not necessarily total to the yearly income (loss) per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

        During the second quarter of 2014, the Company recorded a loss on debt retirement related to the July 2013 refinancing as discussed in Note 11. During the fourth quarter of fiscal 2014, the Company recorded facilities impairment charges of $7,877 and LIFO expense of $44,142 due to higher pharmacy inflation rates at year end as compared to significant deflation associated with generic products recognized at prior year end.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012

(In thousands, except per share amounts)

22. Financial Instruments

        The carrying amounts and fair values of financial instruments at March 1, 2014 and March 2, 2013 are listed as follows:

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$2,522,293	$2,524,508	$2,296,001	$2,275,694
Fixed rate indebtedness	$3,127,439	$3,569,777	$3,622,351	$3,912,903

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

RITE AID CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 1, 2014, March 2, 2013 and March 3, 2012
(dollars in thousands)

Allowances deducted from accounts receivable for estimated uncollectible amounts:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 1, 2014	$28,271	$43,524	$44,922	$26,873
Year ended March 2, 2013	$28,832	$36,397	$36,958	$28,271
Year ended March 3, 2012	$25,116	$18,274	$14,558	$28,832

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION
By:	/s/ JOHN T. STANDLEY John T. Standley Chairman and Chief Executive Officer
Dated: April 23, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on April 23, 2014.

Signature	Title

/s/ JOHN T. STANDLEY John T. Standley	Chairman, Chief Executive Officer and Director (principal executive officer)
/s/ FRANK G. VITRANO Frank G. Vitrano	Chief Financial Officer, Chief Administrative Officer and Senior Executive Vice President (principal financial officer)
/s/ DOUGLAS E. DONLEY Douglas E. Donley	Chief Accounting Officer and Senior Vice President (principal accounting officer)
/s/ JOSEPH B. ANDERSON, JR Joseph B. Anderson, Jr	Director
/s/ BRUCE G. BODAKEN Bruce G. Bodaken	Director
/s/ DAVID R. JESSICK David R. Jessick	Director
/s/ KEVIN E. LOFTON Kevin E. Lofton	Director

Signature	Title

/s/ MYRTLE S. POTTER Myrtle S. Potter	Director
/s/ MICHAEL N. REGAN Michael N. Regan	Director
/s/ MARCY SYMS Marcy Syms	Director