Form 10-Q
period 2014-05-31
RITE AID CORP
filed 2014-07-03
CIK 84129

Use these links to rapidly review the document
RITE AID CORPORATION TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014
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

        The registrant had 979,895,316 shares of its $1.00 par value common stock outstanding as of June 25, 2014.

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

  •
  our ability to achieve the benefits of our efforts to reduce the costs of our generic drugs;

  •
  decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges to our operating statement;

  •
  our ability to manage expenses and working capital;

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

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" either included herein or in our Annual Report on Form 10-K for the fiscal year ended March 1, 2014 (the "Fiscal 2014 10-K"), as well as in the "Risk Factors" section of the Fiscal 2014 10-K, which we filed with the SEC on April 23, 2014 and is available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	May 31, 2014	March 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$166,003	$146,406
Accounts receivable, net	910,624	949,062
Inventories, net of LIFO reserve of $1,020,126 and $1,018,581	2,933,316	2,993,948
Prepaid expenses and other current assets	188,593	195,709

Total current assets	4,198,536	4,285,125
Property, plant and equipment, net	1,974,204	1,957,329
Goodwill	83,971	—
Other intangibles, net	420,507	431,227
Other assets	269,299	271,190

Total assets	$6,946,517	$6,944,871

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$112,818	$49,174
Accounts payable	1,364,271	1,292,419
Accrued salaries, wages and other current liabilities	1,078,442	1,165,859

Total current liabilities	2,555,531	2,507,452
Long-term debt, less current maturities	5,519,580	5,632,798
Lease financing obligations, less current maturities	71,988	75,171
Other noncurrent liabilities	845,772	843,152

Total liabilities	8,992,871	9,058,573
Commitments and contingencies	—	—
Stockholders' deficit:
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 978,038 and 971,331	978,038	971,331
Additional paid-in capital	4,486,685	4,468,149
Accumulated deficit	(7,474,402)	(7,515,848)
Accumulated other comprehensive loss	(36,675)	(37,334)

Total stockholders' deficit	(2,046,354)	(2,113,702)

Total liabilities and stockholders' deficit	$6,946,517	$6,944,871

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	May 31, 2014	June 1, 2013
Revenues	$6,465,531	$6,293,057
Costs and expenses:
Cost of goods sold	4,662,552	4,472,066
Selling, general and administrative expenses	1,644,354	1,609,261
Lease termination and impairment charges	4,848	10,972
Interest expense	100,820	113,064
Gain on sale of assets, net	(370)	(5,180)

	6,412,204	6,200,183

Income before income taxes	53,327	92,874
Income tax expense	11,881	3,212

Net income	$41,446	$89,662

Computation of income attributable to common stockholders:
Net income	$41,446	$89,662
Accretion of redeemable preferred stock	—	(25)
Cumulative preferred stock dividends	—	(2,732)

Income attributable to common stockholders—basic	41,446	86,905
Add back—interest on convertible notes	—	1,364
Add back—cumulative preferred stock dividends	—	2,732

Income attributable to common stockholders—diluted	$41,446	$91,001

Basic income per share	$0.04	$0.10

Diluted income per share	$0.04	$0.09

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	May 31, 2014	June 1, 2013
Net income	$41,446	$89,662
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	659	1,263

Total other comprehensive income	659	1,263

Comprehensive income	$42,105	$90,925

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	May 31, 2014	June 1, 2013
Operating activities:
Net income	$41,446	$89,662
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	103,105	101,246
Lease termination and impairment charges	4,848	10,972
LIFO charges	1,545	12,000
Gain on sale of assets, net	(370)	(5,180)
Stock-based compensation expense	4,156	4,240
Excess tax benefit on stock options and restricted stock	(10,522)	—
Changes in operating assets and liabilities:
Accounts receivable	41,347	47,797
Inventories	59,375	6,935
Accounts payable	86,324	(15,547)
Other assets and liabilities, net	(91,506)	(67,678)

Net cash provided by operating activities	239,748	184,447

Investing activities:
Payments for property, plant and equipment	(94,342)	(80,906)
Intangible assets acquired	(19,586)	(11,786)
Acquisition of Health Dialog and RediClinic, net of cash acquired	(65,306)	—
Proceeds from sale-leaseback transactions	—	3,989
Proceeds from dispositions of assets and investments	1,873	6,610

Net cash used in investing activities	(177,361)	(82,093)

Financing activities:
Proceeds from issuance of long-term debt	1,152,293	—
Net repayments to revolver	(49,000)	(123,000)
Principal payments on long-term debt	(1,157,443)	(4,378)
Change in zero balance cash accounts	(8,578)	(867)
Net proceeds from issuance of common stock	10,904	6,744
Excess tax benefit on stock options and restricted stock	10,522	—
Deferred financing costs paid	(1,488)	(1,403)

Net cash used in financing activities	(42,790)	(122,904)

Increase (decrease) in cash and cash equivalents	19,597	(20,550)
Cash and cash equivalents, beginning of period	146,406	129,452

Cash and cash equivalents, end of period	$166,003	$108,902

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $49 and $58, respectively)	$90,584	$88,908

Cash payments of income taxes, net of refunds	$795	$(1,173)

Equipment financed under capital leases	$1,683	$5,373

Preferred stock dividends paid in additional shares	$—	$2,732

Gross borrowings from revolver	$825,000	$755,000

Gross repayments to revolver	$874,000	$878,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 31, 2014 and June 1, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended May 31, 2014 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation and Subsidiaries (the "Company") Fiscal 2014 10-K.

New Accounting Pronouncements

        In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. ASU No. 2013-11 is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. This pronouncement had no effect on the financial statements as the Company has historically presented uncertain tax positions in accordance with ASU No. 2013-11.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations and cash flows.

2. Acquisitions

        On April 1, 2014, the Company acquired Boston based Health Dialog Services Corporation, which is engaged in providing health coaching, shared decision making and healthcare analytics from Bupa, a

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2014 and June 1, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

2. Acquisitions (Continued)

London based international healthcare services group. Health Dialog will operate as a 100 percent owned subsidiary of the Company.

        On April 10, 2014, the Company acquired Houston based RediClinic, which is engaged in the operation of 30 retail clinics in the greater Houston, Austin and San Antonio areas. RediClinic will operate as a 100 percent owned subsidiary of the Company.

        The Company paid a combined amount of $65,306, net of cash acquired of $19,865, related to the acquisitions of Health Dialog and RediClinic (collectively "acquisitions"). The preliminary purchase accounting for the acquisitions resulted in goodwill of $83,971, relating to expected future synergies and operating efficiencies, with the remaining amount allocated to tangible assets, less liabilities assumed. Such amounts are not significant. This allocation is subject to change as the Company finalizes purchase accounting.

        Operating results of the acquisitions have been included in the Condensed Consolidated Statements of Operations from their respective acquisition dates forward in the Company's sole retail drug segment. Pro forma information for the acquisitions is not presented as their results are immaterial to the Company's condensed consolidated financial statements.

3. Income Per Share

        Basic income per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2014 and June 1, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3. Income Per Share (Continued)

stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Thirteen Week Period Ended
	May 31, 2014	June 1, 2013
Numerator for income per share:
Net income	$41,446	$89,662
Accretion of redeemable preferred stock	—	(25)
Cumulative preferred stock dividends	—	(2,732)

Income attributable to common stockholders—basic	$41,446	$86,905
Add back—interest on convertible notes	—	1,364
Add back—cumulative preferred stock dividends	—	2,732

Income attributable to common stockholders—diluted	$41,446	$91,001

Denominator:
Basic weighted average shares	963,332	893,871
Outstanding options and restricted shares, net	33,222	38,812
Convertible notes	—	24,800
Convertible preferred stock	—	33,605

Diluted weighted average shares	996,554	991,088

Basic income per share	$0.04	$0.10

Diluted income per share	$0.04	$0.09

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted income per share as of May 31, 2014 and June 1, 2013:

	Thirteen Week Period Ended
	May 31, 2014	June 1, 2013
Stock options	—	49,324
Convertible notes	24,800	—

	24,800	49,324

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2014 and June 1, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

4. Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended
	May 31, 2014	June 1, 2013
Impairment charges	$151	$4,601
Lease termination charges	4,697	6,371

	$4,848	$10,972

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

	Thirteen Week Period Ended
	May 31, 2014	June 1, 2013
Balance—beginning of period	$284,270	$323,758
Provision for present value of noncancellable lease payments of closed stores	142	393
Changes in assumptions about future sublease income, terminations and changes in interest rates	(427)	520
Interest accretion	4,982	5,458
Cash payments, net of sublease income	(18,645)	(18,118)

Balance—end of period	$270,322	$312,011

5. Fair Value Measurements

        The Company utilizes the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2014 and June 1, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

5. Fair Value Measurements (Continued)

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

Non-Financial Assets Measured on a Non-Recurring Basis

        Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirteen week period ended May 31, 2014, long-lived assets from continuing operations with a carrying value of $358, primarily store assets, were written down to their fair value of $207, resulting in an impairment charge of $151. During the thirteen week period ended June 1, 2013, long-lived assets from continuing operations with a carrying value of $17,508, primarily store assets, were written down to their fair value of $12,907, resulting in an impairment charge of $4,601. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

        The following table presents fair values for those assets measured at fair value on a non-recurring basis at May 31, 2014 and June 1, 2013:

Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total as of May 31, 2014
Long-lived assets held for use	$—	$—	$207	$207
Long-lived assets held for sale	$—	$—	$—	$—

Total	$—	$—	$207	$207

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2014 and June 1, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

5. Fair Value Measurements (Continued)

	Level 1	Level 2	Level 3	Total as of June 1, 2013
Long-lived assets held for use	$—	$—	$592	$592
Long-lived assets held for sale	$—	$12,315	$—	$12,315

Total	$—	$12,315	$592	$12,907

        As of May 31, 2014 and June 1, 2013, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

        Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.

        The fair value for LIBOR-based borrowings under the Company's senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company's other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $5,600,616 and $6,066,108, respectively, as of May 31, 2014. There were no outstanding derivative financial instruments as of May 31, 2014 and March 1, 2014.

6. Income Taxes

        The Company recorded an income tax expense of $11,881 and $3,212 for the thirteen week periods ended May 31, 2014 and June 1, 2013, respectively. The income tax expense is recorded net of adjustments to maintain a full valuation allowance against the Company's net deferred tax assets.

        The income tax expense for the thirteen week period ended May 31, 2014 is primarily attributable to an increase in the deferred tax valuation allowance to offset the windfall tax benefits recorded in Additional Paid in Capital ("APIC") pursuant to the tax law ordering approach.

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

For the Thirteen Week Periods Ended May 31, 2014 and June 1, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Income Taxes (Continued)

        While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

        The valuation allowances as of May 31, 2014 and March 1, 2014 apply to the net deferred tax assets of the Company. The Company continues to maintain a full valuation allowance of $2,059,449 and $2,060,811 against net deferred tax assets at May 31, 2014 and March 1, 2014, respectively.

7. Goodwill and Other Intangible Assets

        Goodwill is not amortized, but is instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. During the thirteen weeks ended May 31, 2014, no impairment charges have been taken against the Company's goodwill. Below is a summary of the changes in the carrying amount of goodwill for the thirteen week period ended May 31, 2014:

May 31, 2014
Balance, March 1, 2014	$—
Acquisitions	83,971

Balance, May 31, 2014	$83,971

        The Company's other intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of May 31, 2014 and March 1, 2014.

	May 31, 2014			March 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$641,236	$(458,877)	9 years	$634,320	$(447,608)	9 years
Prescription files	1,366,798	(1,128,650)	3 years	1,353,057	(1,108,542)	4 years

Total	$2,008,034	$(1,587,527)		$1,987,377	$(1,556,150)

        Also included in other non-current liabilities as of May 31, 2014 and March 1, 2014 are unfavorable lease intangibles with a net carrying amount of $60,920 and $62,687, respectively. These intangible liabilities are amortized over their remaining lease terms.

        Amortization expense for these intangible assets and liabilities was $29,237 and $31,685 for the thirteen week periods ended May 31, 2014 and June 1, 2013, respectively. The anticipated annual

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2014 and June 1, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7. Goodwill and Other Intangible Assets (Continued)

amortization expense for these intangible assets and liabilities is 2015—$108,903; 2016—$97,359; 2017—$83,950; 2018—$46,031 and 2019—$20,101.

8. Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at May 31, 2014 and March 1, 2014:

	May 31, 2014	March 1, 2014
Secured Debt:
Senior secured revolving credit facility due February 2018	$351,000	$400,000
Tranche 6 Term Loan due February 2020	—	1,152,293
Tranche 7 Term Loan due February 2020	1,152,293	—
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,109 and $1,160)	268,891	268,840
8.00% senior secured notes (senior lien) due August 2020	650,000	650,000
Tranche 1 Term Loan (second lien) due August 2020	470,000	470,000
Tranche 2 Term Loan (second lien) due June 2021	500,000	500,000
Other secured	5,325	5,324

	3,397,509	3,446,457
Guaranteed Unsecured Debt:
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $3,919 and $4,087)	905,919	906,087
6.75% senior notes due June 2021	810,000	810,000

	1,715,919	1,716,087
Unguaranteed Unsecured Debt:
8.5% convertible notes due May 2015	64,188	64,188
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	487,188	487,188
Lease financing obligations	103,770	107,411

Total debt	5,704,386	5,757,143
Current maturities of long-term debt and lease financing obligations	(112,818)	(49,174)

Long-term debt and lease financing obligations, less current maturities	$5,591,568	5,707,969

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2014 and June 1, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8. Indebtedness and Credit Agreements (Continued)

Credit Facility

        The Company has a senior secured credit facility that consists of a $1,795,000 revolving credit facility and a $1,152,293 senior secured term loan (the "Tranche 7 Term Loan"). Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 2.25% and LIBOR plus 2.75%, if the Company chooses to make LIBOR borrowings, or between Citibank's base rate plus 1.25% and Citibank's base rate plus 1.75% in each case based upon the amount of revolver availability as defined in the senior secured credit facility. The Company is required to pay fees between 0.375% and 0.50% per annum on the daily unused amount of the revolver, depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on February 21, 2018. On March 14, 2014, the Company amended and restated its credit agreement governing its senior secured credit facility, pursuant to which it prepaid its outstanding Tranche 6 Term Loan with the proceeds of a new $1,152,293 Tranche 7 Term Loan. The Tranche 7 Term Loan matures on February 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 2.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 1.75%. The Tranche 7 Term Loan is subject to a 0.75% LIBOR floor per annum.

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At May 31, 2014, the Company had $351,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $77,826, which resulted in additional borrowing capacity of $1,366,174.

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

        The senior credit facility restricts the amount of secured and unsecured debt the Company may have outstanding. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond May 21, 2020. However, the Company's second priority secured term loan facilities and the indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. Pursuant to certain of the Company's existing indentures, the Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under the second priority secured term loan facilities and the indentures is generally governed by an interest coverage ratio test. As of May 31, 2014, the Company had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

        The senior secured credit facility contains additional covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The credit facility has a financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2014 and June 1, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8. Indebtedness and Credit Agreements (Continued)

$150,000, the Company must maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of May 31, 2014, availability under the revolving credit facility was in excess of $150,000 and our fixed charge coverage ratio was greater than 1.00 to 1.00. The senior secured credit facility also provides for customary events of default.

        The Company also has a second priority secured term loan facility, which includes a $470,000 second priority secured term loan (the "Tranche 1 Term Loan"). The Tranche 1 Term Loan matures on August 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 4.75% with a LIBOR floor of 1.00%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 3.75%.

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

  Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2015 and thereafter are as follows: 2015—$13,966; 2016—$75,711; 2017—$11,523; 2018—$362,523; 2019—$11,523 and $5,122,560 thereafter.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2014 and June 1, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

9. Reclassifications from Accumulated Other Comprehensive Loss

        The following table summarizes the components of accumulated other comprehensive loss and the changes in balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the thirteen week periods ended May 31, 2014 and June 1, 2013:

	Thirteen week period ended May 31, 2014		Thirteen week period ended June 1, 2013
	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss
Accumulated other comprehensive loss
Balance—beginning of period	$(37,334)	$(37,334)	$(61,369)	$(61,369)
Amounts reclassified from accumulated other comprehensive loss to net income	659	659	1,263	1,263

Balance—end of period	$(36,675)	$(36,675)	$(60,106)	$(60,106)

        The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the thirteen week periods ended May 31, 2014 and June 1, 2013:

	Thirteen Week Periods Ended May 31, 2014 and June 1, 2013
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	May 31, 2014	June 1, 2013	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(60)	$(60)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(599)	(1,203)	Selling, general and administrative expenses

	(659)	(1,263)	Total before income tax expense
	—	—	Income tax expense(b)

	$(659)	$(1,263)	Net of income tax expense

(a)
See Note 10, Retirement Plans for additional details.

(b)
Income tax expense is $0 due to the valuation allowance. See Note 6, Income Taxes for additional details.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 31, 2014 and June 1, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

10. Retirement Plans

        Net periodic pension expense recorded in the thirteen week periods ended May 31, 2014 and June 1, 2013, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Service cost	$793	$829	$—	$—
Interest cost	1,631	1,551	135	136
Expected return on plan assets	(1,929)	(1,779)	—	—
Amortization of unrecognized prior service cost	60	60	—	—
Amortization of unrecognized net loss	599	1,203	—	—

Net pension expense	$1,154	$1,864	$135	$136

        During the thirteen week period ended May 31, 2014 the Company contributed $386 to the Nonqualified Executive Retirement Plans. During the remainder of fiscal 2015, the Company expects to contribute $1,256 to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan.

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

For the Thirteen Week Periods Ended May 31, 2014 and June 1, 2013

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

For the Thirteen Week Periods Ended May 31, 2014 and June 1, 2013

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

For the Thirteen Week Periods Ended May 31, 2014 and June 1, 2013

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net income for the thirteen week period ended May 31, 2014 was $41.4 million, compared to net income of $89.7 million for the thirteen week period ended June 1, 2013. The decline in the thirteen week operating results was driven primarily by a decrease in Adjusted EBITDA and higher income tax expense, partially offset by lower interest expense, a lower LIFO charge, and lower lease termination and impairment charges.

        Adjusted EBITDA for the thirteen week period ended May 31, 2014 was $282.6 million or 4.4 percent of revenues, compared to $344.8 million or 5.5 percent of revenues for the thirteen week period ended June 1, 2013. The decrease in Adjusted EBITDA was driven by a reduction in pharmacy gross profit due to lower reimbursement rates that were not offset with reductions in generic costs, as well as higher salary and payroll related expenses.

  Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 31, 2014	June 1, 2013
	(dollars in thousands)
Revenues	$6,465,531	$6,293,057
Revenue growth (decline)	2.7%	(2.7)%
Same store sales growth (decline)	3.1%	(2.5)%
Pharmacy sales growth (decline)	4.0%	(4.1)%
Same store prescription count increase (decrease)	2.3%	(0.1)%
Same store pharmacy sales growth (decline)	4.6%	(3.8)%
Pharmacy sales as a % of total sales	68.4%	67.5%
Third party sales as a % of total pharmacy sales	97.4%	97.0%
Front-end sales (decline) growth	(0.4)%	0.3%
Same store front-end sales growth	0.0%	0.4%
Front-end sales as a % of total sales	31.6%	32.5%
Adjusted EBITDA(*)	$282,613	$344,778
Store data:
Total stores (beginning of period)	4,587	4,623
New stores	—	—
Store acquisitions	1	—
Closed stores	(7)	(8)
Total stores (end of period)	4,581	4,615
Relocated stores	3	—
Remodeled and expanded stores	106	108

(*)
See Adjusted EBITDA and Other Non-GAAP Measures for additional details

  Revenues

        Revenues increased 2.7% for the thirteen weeks ended May 31, 2014 compared to a decrease of 2.7% for the thirteen weeks ended June 1, 2013. The increase in revenues for the thirteen week period ended May 31, 2014 was primarily a result of an increase in pharmacy same store sales, driven by the increase in the same store prescription count and pharmacy inflation, partially offset by lower reimbursement rates.

        Pharmacy same store sales increased by 4.6% for the thirteen week period ended May 31, 2014 compared to the 3.8% decrease in the thirteen week period ended June 1, 2013. The increase in the current period is due primarily to the 2.3% increase in same store prescription count and pharmacy inflation, partially offset by an approximate 1.4% negative impact from generic introductions and continued lower reimbursement rates.

        Front-end same store sales remained flat during the thirteen week period ended May 31, 2014. The same store front end sales were impacted by consumer spending habits and the promotional environment, offset by the positive impact of our wellness + loyalty program, incremental sales from our Wellness format stores, and other management initiatives to increase front-end sales.

        We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocation stores are not included in same store sales until one year has lapsed.

  Costs and Expenses

	Thirteen Week Period Ended
	May 31, 2014	June 1, 2013
	(dollars in thousands)
Cost of goods sold	$4,662,552	$4,472,066
Gross profit	1,802,979	1,820,991
Gross margin	27.9%	28.9%
FIFO gross profit	1,804,524	1,832,991
FIFO gross margin	27.9%	29.1%
Selling, general and administrative expenses	1,644,354	1,609,261
Selling, general and administrative expenses as a percentage of revenues	25.4%	25.6%
Lease termination and impairment charges	4,848	10,972
Interest expense	100,820	113,064
Gain on sale of assets, net	(370)	(5,180)

  Cost of Goods Sold

        Gross profit decreased $18.0 million for the thirteen week period ended May 31, 2014 compared to the thirteen week period ended June 1, 2013. Gross profit was negatively impacted by the decrease in pharmacy gross profit which was due primarily to lower reimbursement rates that were not offset with reductions in generic costs. These factors were partially offset by a 2.3% increase in same store prescription count, as well as a lower LIFO charge. Front-end gross profit remained flat as compared to the prior year.

        Gross margin was 27.9% of sales for the thirteen week period ended May 31, 2014 compared to 28.9% of sales for the thirteen week period ended June 1, 2013. The reduction in gross margin for the thirteen week period was due primarily to continued reimbursement rate pressures that were not offset with reductions in generic costs, partially offset by a lower LIFO charge.

        We use the last-in, first-out ("LIFO") method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $1.5 million for the thirteen week period ended May 31, 2014 compared to a $12.0 million charge for the thirteen week period ended June 1, 2013. The lower estimated LIFO charge for this year relates to lower expected pharmacy inventory levels.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 25.4% in the thirteen week period ended May 31, 2014 compared to 25.6% in the thirteen week period ended June 1, 2013. The decrease in SG&A as a percentage of revenues was due primarily to salary and payroll related expenses which were higher on a dollar basis but lower as a percentage of revenues, and lower advertising costs.

  Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended
	May 31, 2014	June 1, 2013
Impairment charges	$151	$4,601
Lease termination charges	4,697	6,371

	$4,848	$10,972

        Impairment Charges:    These amounts include the write-down of long-lived assets at locations that were assessed for impairment because of management's intention to relocate or close the location or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

        Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impairment Charges" included in our Fiscal 2014 10-K for a detailed description of our impairment methodology.

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

  Interest Expense

        Interest expense was $100.8 million for the thirteen week period ended May 31, 2014 compared to $113.1 million for the thirteen week period ended June 1, 2013. The decrease in interest expense was a result of the recent refinancing during the first quarter of fiscal 2015 and the first and second quarters of fiscal 2014. The weighted average interest rates on our indebtedness for the thirteen week periods ended May 31, 2014 and June 1, 2013 were 6.2% and 7.1%, respectively.

  Income Taxes

        We recorded an income tax expense of $11.9 million and $3.2 million for the thirteen week periods ended May 31, 2014 and June 1, 2013, respectively. The income tax expense or benefit is recorded net of adjustments to maintain a full valuation allowance against our net deferred tax assets.

        The income tax expense for the thirteen week period ended May 31, 2014 is primarily attributable to an increase in the deferred tax valuation allowance to offset the windfall tax benefits recorded in Additional Paid In Capital ("APIC") pursuant to the tax law ordering approach.

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

        We evaluate whether a valuation allowance is required based on a review of all available evidence to determine if we would be able to realize our deferred tax assets in the future in excess of their net recorded amount. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, we believe that in the near term the amount of the net deferred tax asset considered realizable could be increased when cumulative income is achieved and when we have demonstrated sustained profitability to indicate the use of these carryforwards is more likely than not. As of May 31, 2014, we achieved our first quarter with cumulative earnings based on a rolling three year window. However, as a result of cumulative losses in recent years and the lack of sustained profitability, we did not use projections of future taxable income as a factor in evaluating the ultimate realization of the deferred tax assets. We will continue to exclude estimates of future taxable income as a factor until we can show consistent and sustained profitability.

Liquidity and Capital Resources

  General

        We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under the revolving credit facility of our senior secured credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of May 31, 2014 was $1,368.2 million, which consisted of revolver borrowing capacity of $1,366.2 million and invested cash of $2.0 million.

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

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At May 31, 2014, we had $351.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $77.8 million, which resulted in additional borrowing capacity of $1,366.2 million.

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

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to May 21, 2020. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond May 21, 2020; however, certain of our other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence of said debt or other exemptions are not available. The senior secured credit facility also contains certain restrictions on the amount of secured first priority debt we are able to incur. The senior secured facility also allows, so long as the senior secured credit facility is not in default and we maintain availability on the revolving credit facility of more than $100.0 million, for the voluntary repurchase of any debt and the mandatory repurchase of our 8.5% convertible notes due 2015 or other convertible debt.

        Our senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our credit facility also has one financial covenant, which is the maintenance of a fixed charge coverage ratio. The covenant requires that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of May 31, 2014, availability under the revolving credit facility was in excess of $150.0 million and our fixed charge coverage ratio was greater than 1.00 to 1.00.

        The senior secured credit facility provides for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repurchase of such debt. The mandatory repurchase of the 8.5% convertible notes due 2015 or any other convertible debt is excluded from this event of default.

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

        The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of May 31, 2014, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.4 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of May 31, 2014, we had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $239.7 million and $184.4 million in the thirteen week periods ended May 31, 2014 and June 1, 2013, respectively. Operating cash flow was positively impacted by an increase in accounts payable relating to the timing of inventory purchases, a reduction in inventory relating to management initiatives to reduce inventory, and a decrease in accounts receivable relating to the timing of payments from third party payors, partially offset by a use of cash in connection with other assets and liabilities, net, primarily due to reductions of payroll related accruals.

        Cash used in investing activities was $177.4 million and $82.1 million for the thirteen week periods ended May 31, 2014 and June 1, 2013, respectively. Cash used for the purchase of property, plant, equipment and prescription files were higher than in the prior year due to a higher investment in Wellness store remodels and prescription file buys. Proceeds from the sale of assets were lower as compared to the prior year. Also reflected in investing activities are expenditures of $65.3 million, net of cash acquired, related to the acquisitions of Health Dialog and RediClinic.

        Cash used in financing activities was $42.8 million and $122.9 million for the thirteen week periods ended May 31, 2014 and June 1, 2013, respectively. Cash used in financing activities for the thirteen weeks ended May 31, 2014 reflects deferred financing costs paid in connection with the refinancing, proceeds from the issuance of common stock, and net repayments to the revolver.

  Capital Expenditures

        During the thirteen week periods ended May 31, 2014 and June 1, 2013 capital expenditures were as follows:

	Thirteen Week Period Ended
	May 31, 2014	June 1, 2013
New store construction, store relocation and store remodel projects	$60,862	$50,567
Technology enhancements, improvements to distribution centers and other corporate requirements	33,480	30,339
Purchase of prescription files from other retail pharmacies	19,586	11,786

Total capital expenditures	$113,928	$92,692

        We have completed 1,325 Wellness store remodels as of May 31, 2014. We plan on making total capital expenditures of approximately $525.0 million during fiscal 2015, consisting of approximately 53% related to store relocations and remodels and new store construction, 30% related to infrastructure and maintenance requirements and 17% related to prescription file purchases. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations and the anticipated estimated working capital benefit of $250.0 million resulting from our new supply agreement with McKesson, we believe that cash flow from operations together with available borrowings under the revolving credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect to be subject to the fixed charge covenant in our senior secured credit facility in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. From time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity (including preferred stock and convertible securities), repurchase outstanding indebtedness, or seek to refinance our outstanding debt or may otherwise seek transactions to reduce interest expense and extend debt maturities. Any of these transactions could impact our financial results.

Critical Accounting Policies and Estimates

        For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" included in our Fiscal 2014 10-K.

Factors Affecting Our Future Prospects

        For a discussion of risks related to our financial condition, operations and industry, refer to "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Fiscal 2014 10-K which we filed with the SEC on April 23, 2014.

Adjusted EBITDA and Other Non-GAAP Measures

        In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as "Adjusted EBITDA", in assessing our operating performance. We believe the non-GAAP metrics serve as an appropriate measure to be used in evaluating the performance of our business. We define Adjusted EBITDA as net income excluding the impact of income taxes (and any corresponding adjustments to tax indemnification asset), interest expense, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-downs related to store closings, debt retirements, and other items (including stock-based compensation expense, sale of assets and investments, and revenue deferrals related to our customer loyalty program). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and external comparisons to competitors' historical operating performance. In addition, incentive compensation is based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

        The following is a reconciliation of Adjusted EBITDA to our net income for the thirteen week periods ended May 31, 2014 and June 1, 2013:

	Thirteen Week Period Ended
	May 31, 2014	June 1, 2013
	(dollars in thousands)
Net income	$41,446	$89,662
Interest expense	100,820	113,064
Income tax expense	11,881	3,212
Depreciation and amortization expense	103,105	101,246
LIFO charges	1,545	12,000
Lease termination and impairment charges	4,848	10,972
Other	18,968	14,622

Adjusted EBITDA	$282,613	$344,778

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of May 31, 2014.

Fiscal Year	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value at 05/31/2014
	(dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$5,324	$64,188	$—	$—	$—	$3,055,000	$3,124,512	$3,589,484
Average Interest Rate	0.95%	8.50%	0.00%	0.00%	0.00%	8.16%	8.16%
Variable Rate	$8,642	$11,523	$11,523	$362,523	$11,523	$2,067,560	$2,473,294	$2,476,624
Average Interest Rate	3.50%	3.50%	3.50%	2.51%	3.50%	4.34%	4.06%

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility, our new Tranche 7 Term Loan and Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 7 Term Loan has a LIBOR floor of 75 basis points and our Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of May 31, 2014, our annual interest expense would change by approximately $9.2 million.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        Not applicable.

ITEM 1A.    Risk Factors

        In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Fiscal 2014 10-K, filed with the SEC on April 23, 2014, which could materially affect our business, financial condition or future results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Issuer Repurchases of Equity Securities.    The table below is a listing of repurchases of Common Stock during the first quarter of fiscal 2015.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
March 2 to March 29, 2014(1)	484	$1.79	—	—

March 30 to April 26, 2014	—	$—	—	—

April 27 to May 31, 2014(1)	43,291	$7.80	—	—

(1)
Represents shares withheld by the Company, at the election of certain holders of vested restricted stock, with a market value approximating the amount of withholding taxes due.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

        (a)   The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Amended and Restated Certificate of Incorporation, dated January 22, 2014	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010
4.1
	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019	Exhibit 4.1 to Form 8-K, filed on October 29, 2009
4.2
	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
4.3
	Indenture, dated as of February 27, 2012, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.1 to Form 8-K, filed on February 27, 2012
4.4
	First Supplemental Indenture, dated as of May 15, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture, dated as of February 27, 2012, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.23 to the Registration Statement on Form S-4, File No. 181651, filed on May 24, 2012
4.5	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993

Exhibit Numbers	Description	Incorporation By Reference To
4.6	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and U.S. Bank Trust National Association (as successor trustee to Morgan Guaranty Trust Company of New York) to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 7.70% Notes due 2027	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.7
	Second Supplemental Indenture, dated as of February 21, 2013, between Rite Aid Corporation and U.S. Bank Trust National Association to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 6.875% Senior Debentures due 2013	Exhibit 4.3 to Form 8-K, filed on February 21, 2013
4.8	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.9
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank to the Indenture, dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.10	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.11
	First Supplemental Indenture, dated as of May 29, 2008, among Rite Aid Corporation and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 29, 2008, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.12	Indenture, dated as of July 2, 2013, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company's 6.75% Senior Notes due 2021	Exhibit 4.1 to Form 8-K, filed on July 2, 2013
10.1
	Amended and Restated Credit Agreement, dated as of June 27, 2001, as amended and restated as of March 14, 2014, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on March 19, 2014
10.2	Employment Agreement by and between Rite Aid Corporation and Dedra N. Castle, dated as of March 24, 2014	Filed herewith
11	Statement regarding computation of earnings per share (See Note 3 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at May 31, 2014 and March 1, 2014, (ii) Condensed Consolidated Statements of Operations for the thirteen week periods ended May 31, 2014 and June 1, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the thirteen week periods ended May 31, 2014 and June 1, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended May 31, 2014 and June 1, 2013 and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 3, 2014	RITE AID CORPORATION
	By:	/s/ MARC A. STRASSLER Marc A. Strassler Executive Vice President and General Counsel
Date: July 3, 2014	By:	/s/ FRANK G. VITRANO Frank G. Vitrano Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer