Form 10-Q
period 2014-08-30
RITE AID CORP
filed 2014-10-02
CIK 84129

Use these links to rapidly review the document
RITE AID CORPORATION TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2014
OR
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
 Not Applicable

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files) Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). Yes ☐    No ☒

        The registrant had 981,430,837 shares of its $1.00 par value common stock outstanding as of September 18, 2014.

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

  •
  our ability to achieve the benefits of our efforts to reduce the costs of our generic and other drugs;

  •
  our ability to continue to improve the operating performance of our stores in accordance with our long term strategy;

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

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" either included herein or in our Annual Report on Form 10-K for the fiscal year ended March 1, 2014 (the "Fiscal 2014 10-K") which we filed with the SEC on April 23, 2014, and our Quarterly Report on Form 10-Q for the thirteen weeks ended May 31, 2014 (the "First Quarter 2015 10-Q") which we filed on July 3, 2014. These documents are available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	August 30, 2014	March 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$185,758	$146,406
Accounts receivable, net	954,785	949,062
Inventories, net of LIFO reserve of $1,021,670 and $1,018,581	2,922,203	2,993,948
Prepaid expenses and other current assets	131,281	195,709

Total current assets	4,194,027	4,285,125
Property, plant and equipment, net	2,006,872	1,957,329
Goodwill	73,103	—
Other intangibles, net	411,295	431,227
Other assets	274,047	271,190

Total assets	$6,959,344	$6,944,871

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$113,070	$49,174
Accounts payable	1,205,834	1,292,419
Accrued salaries, wages and other current liabilities	1,092,072	1,165,859

Total current liabilities	2,410,976	2,507,452
Long-term debt, less current maturities	5,570,583	5,632,798
Lease financing obligations, less current maturities	68,633	75,171
Other noncurrent liabilities	815,677	843,152

Total liabilities	8,865,869	9,058,573
Commitments and contingencies	—	—
Stockholders' deficit:
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 981,339 and 971,331	981,339	971,331
Additional paid-in capital	4,494,704	4,468,149
Accumulated deficit	(7,346,553)	(7,515,848)
Accumulated other comprehensive loss	(36,015)	(37,334)

Total stockholders' deficit	(1,906,525)	(2,113,702)

Total liabilities and stockholders' deficit	$6,959,344	$6,944,871

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	August 30, 2014	August 31, 2013
Revenues	$6,522,584	$6,278,165
Costs and expenses:
Cost of goods sold	4,628,005	4,461,804
Selling, general and administrative expenses	1,640,524	1,602,931
Lease termination and impairment charges	7,111	11,390
Interest expense	100,950	106,716
Loss on debt retirements, net	—	62,172
Gain on sale of assets, net	(1,715)	(1,885)

	6,374,875	6,243,128

Income before income taxes	147,709	35,037
Income tax expense	19,860	2,210

Net income	$127,849	$32,827

Computation of income attributable to common stockholders:
Net income	$127,849	$32,827
Accretion of redeemable preferred stock	—	(26)
Cumulative preferred stock dividends	—	(2,772)

Income attributable to common stockholders—basic	127,849	30,029
Add back—interest on convertible notes	1,364	—

Income attributable to common stockholders—diluted	$129,213	$30,029

Basic income per share	$0.13	$0.03

Diluted income per share	$0.13	$0.03

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	August 30, 2014	August 31, 2013
Net income	$127,849	$32,827
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	660	1,262

Total other comprehensive income	660	1,262

Comprehensive income	$128,509	$34,089

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	August 30, 2014	August 31, 2013
Revenues	$12,988,115	$12,571,222
Costs and expenses:
Cost of goods sold	9,290,557	8,933,870
Selling, general and administrative expenses	3,284,878	3,212,192
Lease termination and impairment charges	11,959	22,362
Interest expense	201,770	219,780
Loss on debt retirements, net	—	62,172
Gain on sale of assets, net	(2,085)	(7,065)

	12,787,079	12,443,311

Income before income taxes	201,036	127,911
Income tax expense	31,741	5,422

Net income	$169,295	$122,489

Computation of income attributable to common stockholders:
Net income	$169,295	$122,489
Accretion of redeemable preferred stock	—	(51)
Cumulative preferred stock dividends	—	(5,504)

Income attributable to common stockholders—basic	$169,295	$116,934
Add back—interest on convertible notes	2,728	2,728

Income attributable to common stockholders—diluted	$172,023	$119,662

Basic income per share	$0.18	$0.13

Diluted income per share	$0.17	$0.12

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 30, 2014	August 31, 2013
Net income	$169,295	$122,489
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	1,319	2,525

Total other comprehensive income	$1,319	$2,525

Comprehensive income	$170,614	$125,014

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 30, 2014	August 31, 2013
Operating activities:
Net income	$169,295	$122,489
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	204,589	200,493
Lease termination and impairment charges	11,959	22,362
LIFO charges	3,089	35,000
Gain on sale of assets, net	(2,085)	(7,065)
Stock-based compensation expense	9,892	8,077
Loss on debt retirements, net	—	62,172
Excess tax benefit on stock options and restricted stock	(27,058)	—
Changes in operating assets and liabilities:
Accounts receivable	441	6,743
Inventories	68,917	(95,926)
Accounts payable	(26,750)	36,200
Other assets and liabilities, net	(50,058)	(126,633)

Net cash provided by operating activities	362,231	263,912

Investing activities:
Payments for property, plant and equipment	(193,633)	(170,850)
Intangible assets acquired	(40,023)	(35,651)
Acquisition of Health Dialog and RediClinic, net of cash acquired	(69,793)	—
Proceeds from sale-leaseback transactions	—	3,989
Proceeds from dispositions of assets and investments	6,102	9,698

Net cash used in investing activities	(297,347)	(192,814)

Financing activities:
Proceeds from issuance of long-term debt	1,152,293	1,310,000
Net proceeds from revolver	5,000	12,000
Principal payments on long-term debt	(1,165,623)	(1,321,971)
Change in zero balance cash accounts	(57,545)	(5,319)
Net proceeds from issuance of common stock	14,791	12,263
Financing fees paid for early debt redemption	—	(45,636)
Excess tax benefit on stock options and restricted stock	27,058	—
Deferred financing costs paid	(1,506)	(17,720)

Net cash used in financing activities	(25,532)	(56,383)

Increase in cash and cash equivalents	39,352	14,715
Cash and cash equivalents, beginning of period	146,406	129,452

Cash and cash equivalents, end of period	$185,758	$144,167

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $90 and $106, respectively)	$192,319	$219,240

Cash payments of income taxes, net of refunds	$4,118	$401

Equipment financed under capital leases	$3,925	$13,117

Equipment received for non-cash consideration	$1,337	$—

Preferred stock dividends paid in additional shares	$—	$5,504

Gross borrowings from revolver	$1,556,000	$1,542,000

Gross repayments to revolver	$1,551,000	$1,530,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended August 30, 2014 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation and Subsidiaries (the "Company") Fiscal 2014 10-K.

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

        In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The standard requires the accounting for repurchase-to-maturity transactions to be treated in the same manner as secured

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation (Continued)

borrowing accounting, making the accounting consistent with other repurchase agreements. In addition, the standard requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, resulting in the accounting remaining consistent with other repurchase agreements. This ASU is effective for fiscal years beginning after December 15, 2014, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of ASU 2014-11 on its financial position, results of operations and cash flows.

        In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition, and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of ASU 2014-12 on its financial position, results of operations and cash flows.

2. Acquisitions

        On April 1, 2014, the Company acquired Boston based Health Dialog Services Corporation, which is engaged in providing health coaching, shared decision making and healthcare analytics from Bupa, a London based international healthcare services group. Health Dialog operates as a 100 percent owned subsidiary of the Company.

        On April 10, 2014, the Company acquired Houston based RediClinic, which is engaged in the operation of retail clinics in the greater Houston and San Antonio areas. RediClinic operates as a 100 percent owned subsidiary of the Company. As part of the acquisition of RediClinic, the Company acquired an immaterial equity investment in RediClinic Austin, LLC, which operates as a joint venture in the greater Austin area.

        The Company paid a combined amount of $69,793, net of cash acquired of $19,945, related to the acquisitions of Health Dialog and RediClinic (collectively "acquisitions"). The preliminary purchase accounting for these acquisitions resulted in goodwill of $73,103, relating to expected future synergies and operating efficiencies, with the remaining amount allocated to tangible assets, less liabilities assumed. Such amounts are not significant. This allocation is subject to change as the Company finalizes purchase accounting.

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

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Numerator for income per share:
Net income	$127,849	$32,827	$169,295	$122,489
Accretion of redeemable preferred stock	—	(26)	—	(51)
Cumulative preferred stock dividends	—	(2,772)	—	(5,504)

Income attributable to common stockholders—basic	$127,849	$30,029	$169,295	$116,934
Add back—interest on convertible notes	1,364	—	2,728	2,728

Income attributable to common stockholders—diluted	$129,213	$30,029	$172,023	$119,662

Denominator:
Basic weighted average shares	970,664	901,992	966,997	897,993
Outstanding options and restricted shares, net	26,132	44,726	26,141	40,143
Convertible notes	24,796	—	24,796	24,800

Diluted weighted average shares	1,021,592	946,718	1,017,934	962,936

Basic income per share	$0.13	$0.03	$0.18	$0.13

Diluted income per share	$0.13	$0.03	$0.17	$0.12

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted income per share as of August 30, 2014 and August 31, 2013:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Stock options	2,836	39,014	2,836	43,668
Convertible notes	—	24,800	—	—
Convertible preferred stock	—	34,109	—	34,109

	2,836	97,923	2,836	77,777

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

4. Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Impairment charges	$132	$265	$283	$4,866
Lease termination charges	6,979	11,125	11,676	17,496

	$7,111	$11,390	$11,959	$22,362

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Balance—beginning of period	$270,322	$312,011	$284,270	$323,758
Provision for present value of noncancellable lease payments of closed stores	294	5,981	436	6,374
Changes in assumptions about future sublease income, terminations and changes in interest rates	1,844	(308)	1,417	213
Interest accretion	4,845	5,452	9,827	10,909
Cash payments, net of sublease income	(16,175)	(19,499)	(34,820)	(37,617)

Balance—end of period	$261,130	$303,637	$261,130	$303,637

5. Fair Value Measurements

        The Company utilizes the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

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

Non-Financial Assets Measured on a Non-Recurring Basis

        Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the twenty-six week period ended August 30, 2014, long-lived assets from continuing operations with a carrying value of $1,849, primarily store assets, were written down to their fair value of $1,566, resulting in an impairment charge of $283 of which $132 relates to the thirteen-week period ended August 30, 2014. During the twenty-six week period ended August 31, 2013, long-lived assets from continuing operations with a carrying value of $18,162, primarily store assets, were written down to their fair value of $13,296, resulting in an impairment charge of $4,866 of which $265 relates to the thirteen-week period ended August 31, 2013. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

5. Fair Value Measurements (Continued)

        The following table presents fair values for those assets measured at fair value on a non-recurring basis at August 30, 2014 and August 31, 2013:

Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total as of August 30, 2014
Long-lived assets held for use	$—	$—	$1,566	$1,566
Long-lived assets held for sale	$—	$—	$—	$—

Total	$—	$—	$1,566	$1,566

	Level 1	Level 2	Level 3	Total as of August 31, 2013
Long-lived assets held for use	$—	$—	$865	$865
Long-lived assets held for sale	$—	$12,431	$—	$12,431

Total	$—	$12,431	$865	$13,296

        As of August 30, 2014 and August 31, 2013, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

        Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.

        The fair value for LIBOR-based borrowings under the Company's senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company's other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $5,651,608 and $5,989,414, respectively, as of August 30, 2014. There were no outstanding derivative financial instruments as of August 30, 2014 and March 1, 2014.

6. Income Taxes

        The Company recorded an income tax expense of $19,860 and $2,210 for the thirteen week periods ended August 30, 2014 and August 31, 2013, respectively, and an income tax expense of $31,741 and $5,422 for the twenty-six week periods ended August 30, 2014 and August 31, 2013, respectively. The income tax expense is recorded net of adjustments to maintain a full valuation allowance against the Company's net deferred tax assets.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Income Taxes (Continued)

        The income tax expense for the thirteen and twenty-six week periods ended August 30, 2014 is primarily attributable to an increase in the deferred tax valuation allowance to offset the windfall tax benefits recorded in Additional Paid in Capital ("APIC") pursuant to the tax law ordering approach.

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

        The valuation allowances as of August 30, 2014 and March 1, 2014 apply to the net deferred tax assets of the Company. The Company continues to maintain a full valuation allowance of $2,016,475 and $2,060,811 against net deferred tax assets at August 30, 2014 and March 1, 2014, respectively.

7. Goodwill and Other Intangible Assets

        Goodwill is not amortized, but is instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. During the twenty-six weeks ended August 30, 2014, no impairment charges have been taken against the Company's goodwill. Below is a summary of the changes in the carrying amount of goodwill for the twenty-six week period ended August 30, 2014:

August 30, 2014
Balance, March 1, 2014	$—
Acquisitions:
Initial goodwill acquired	83,971
Change in purchase price allocation	(10,868)

Balance, August 30, 2014	$73,103

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7. Goodwill and Other Intangible Assets (Continued)

        The Company's other intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of August 30, 2014 and March 1, 2014.

	August 30, 2014			March 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$643,747	$(466,290)	9 years	$634,320	$(447,608)	9 years
Prescription files	1,381,923	(1,148,085)	3 years	1,353,057	(1,108,542)	4 years

Total	$2,025,670	$(1,614,375)		$1,987,377	$(1,556,150)

        Also included in other non-current liabilities as of August 30, 2014 and March 1, 2014 are unfavorable lease intangibles with a net carrying amount of $59,278 and $62,687, respectively. These intangible liabilities are amortized over their remaining lease terms at time of acquisition.

        Amortization expense for these intangible assets and liabilities was $28,532 and $57,769 for the thirteen and twenty-six week periods ended August 30, 2014, respectively. Amortization expense for these intangible assets and liabilities was $29,121 and $60,806 for the thirteen and twenty-six week periods ended August 31, 2013, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2015—$111,742; 2016—$101,315; 2017—$88,024; 2018—$50,059 and 2019—$24,105.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8. Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at August 30, 2014 and March 1, 2014:

	August 30, 2014	March 1, 2014
Secured Debt:
Senior secured revolving credit facility due February 2018	$405,000	$400,000
Tranche 6 Term Loan due February 2020	—	1,152,293
Tranche 7 Term Loan due February 2020	1,149,412	—
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,057 and $1,160)	268,943	268,840
8.00% senior secured notes (senior lien) due August 2020	650,000	650,000
Tranche 1 Term Loan (second lien) due August 2020	470,000	470,000
Tranche 2 Term Loan (second lien) due June 2021	500,000	500,000
Other secured	5,324	5,324

	3,448,679	3,446,457
Guaranteed Unsecured Debt:
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $3,751 and $4,087)	905,751	906,087
6.75% senior notes due June 2021	810,000	810,000

	1,715,751	1,716,087
Unguaranteed Unsecured Debt:
8.5% convertible notes due May 2015	64,178	64,188
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	487,178	487,188
Lease financing obligations	100,678	107,411

Total debt	5,752,286	5,757,143
Current maturities of long-term debt and lease financing obligations	(113,070)	(49,174)

Long-term debt and lease financing obligations, less current maturities	$5,639,216	5,707,969

Credit Facility

        The Company has a senior secured credit facility that consists of a $1,795,000 revolving credit facility and a $1,149,412 senior secured term loan (the "Tranche 7 Term Loan"). Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 2.25% and LIBOR plus 2.75%, if the Company chooses to make LIBOR borrowings, or between Citibank's base rate plus 1.25% and Citibank's base rate plus 1.75% in each case based upon the amount of revolver availability as defined in the senior secured credit facility. The Company is required to pay fees between 0.375% and 0.50% per annum on the daily unused amount of the revolver, depending on the amount of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8. Indebtedness and Credit Agreements (Continued)

revolver availability. Amounts drawn under the revolver become due and payable on February 21, 2018. On March 14, 2014, the Company amended and restated its credit agreement, pursuant to which it prepaid its outstanding Tranche 6 Term Loan with the proceeds of a new $1,152,293 Tranche 7 Term Loan. The Tranche 7 Term Loan matures on February 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 2.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 1.75%. The Tranche 7 Term Loan is subject to a 0.75% LIBOR floor per annum.

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 30, 2014, the Company had $405,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $71,789, which resulted in additional borrowing capacity of $1,318,211.

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

        The senior credit facility restricts the amount of secured and unsecured debt the Company may have outstanding. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond May 21, 2020. However, the Company's second priority secured term loan facilities and the indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. Pursuant to certain of the Company's existing indentures, the Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under the second priority secured term loan facilities and the indentures is generally governed by an interest coverage ratio test. As of August 30, 2014, the Company had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

        The credit facility has a financial covenant that, if availability on the revolving credit facility is less than $150,000, the Company maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of August 30, 2014, the availability was in excess of $150,000, and as such, this covenant does not apply. The senior secured credit facility contains additional covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The senior secured credit facility also provides for customary events of default.

        The Company also has two second priority secured term loan facilities. The first includes a $470,000 second priority secured term loan (the "Tranche 1 Term Loan"). The Tranche 1 Term Loan matures on August 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 4.75% with a LIBOR floor of 1.00%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 3.75%. The second includes a $500,000 second priority secured term loan (the "Tranche 2 Term Loan"). The Tranche 2 Term Loan matures on June 21, 2021 and currently bears

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8. Indebtedness and Credit Agreements (Continued)

interest at a rate per annum equal to LIBOR plus 3.875% with a LIBOR floor of 1.00%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 2.875%.

        Substantially all of Rite Aid Corporation's 100 percent owned subsidiaries guarantee the obligations under the senior secured credit facility, second priority secured term loan facilities, secured guaranteed notes and unsecured guaranteed notes. The senior secured credit facility, second priority secured term loan facilities and secured guaranteed notes are secured, on a senior or second priority basis, as applicable, by a lien on, among other things, accounts receivable, inventory and prescription files of the subsidiary guarantors. The subsidiary guarantees related to the Company's senior secured credit facility, second priority secured term loan facilities and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. The Company has no independent assets or operations. Additionally, the subsidiaries, including joint ventures, that do not guaranty the credit facility, second priority secured term loan facilities and applicable notes, are minor. Accordingly, condensed consolidating financial information for the Company and subsidiaries is not presented.

  Other Transactions

        On September 15, 2014, the Company called for the early redemption of all of its outstanding $270,000 aggregate principal amount of its 10.25% senior notes due October 2019. The Company intends to use borrowings under its revolving credit facility to fund the October 2014 redemption. See Note 13.

  Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2015 and thereafter are as follows: 2015—$11,085; 2016—$75,701; 2017—$11,523; 2018—$416,523; 2019—$11,523 and $5,122,559 thereafter.

9. Stock Options and Stock Awards

        The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the twenty-six week periods ended August 30, 2014 and August 31, 2013 include $9,892 and $8,077, respectively, of compensation costs related to the Company's stock-based compensation arrangements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

9. Stock Options and Stock Awards (Continued)

        The total number and type of newly awarded grants and the related weighted average fair value for the twenty-six week periods ended August 30, 2014 and August 31, 2013 are as follows:

	August 30, 2014		August 31, 2013
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	3,113	$4.43	4,828	$1.91
Stock awards granted	3,304	$7.01	2,721	$2.77

Total awards	6,417		7,549

        Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees. Stock awards typically vest in equal annual installments over a three-year period.

        The Company calculates the fair value of stock options using the Black- Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Twenty-Six Week Period Ended
	August 30, 2014	August 31, 2013
Expected stock price volatility	74%	85%
Expected dividend yield	0%	0%
Risk-free interest rate	1.7%	1.4%
Expected option life	5.5 years	5.5 years

        As of August 30, 2014, the total unrecognized pre-tax compensation costs related to unvested stock options and restricted stock grants, net of estimated forfeitures and the weighted average period of cost amortization are as follows:

	August 30, 2014
	Unvested stock options	Unvested restricted stock
Unrecognized pre-tax costs	$23,018	$33,348
Weighted average amortization period	2.9 years	2.6 years

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

10. Reclassifications from Accumulated Other Comprehensive Loss

        The following table summarizes the components of accumulated other comprehensive loss and the changes in balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the thirteen and twenty-six week periods ended August 30, 2014 and August 31, 2013:

	Thirteen Week Period Ended August 30, 2014		Thirteen Week Period Ended August 31, 2013		Twenty-Six Week Period Ended August 30, 2014		Twenty-Six Week Period Ended August 31, 2013
	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss
Accumulated other comprehensive loss
Balance-beginning of period	$(36,675)	$(36,675)	$(60,106)	$(60,106)	$(37,334)	$(37,334)	$(61,369)	$(61,369)
Amounts reclassified from accumulated other comprehensive loss to net income	660	660	1,262	1,262	1,319	1,319	2,525	2,525

Balance-end of period	$(36,015)	$(36,015)	$(58,844)	$(58,844)	$(36,015)	$(36,015)	$(58,844)	$(58,844)

        The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the thirteen and twenty-six week periods ended August 30, 2014 and August 31, 2013:

	Thirteen Week Periods Ended August 30, 2014 and August 31, 2013
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	August 30, 2014	August 31, 2013	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(60)	$(60)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(600)	(1,202)	Selling, general and administrative expenses

	(660)	(1,262)	Total before income tax expense
	—	—	Income tax expense(b)

	$(660)	$(1,262)	Net of income tax expense

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

10. Reclassifications from Accumulated Other Comprehensive Loss (Continued)

	Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	August 30, 2014	August 31, 2013	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(120)	$(120)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(1,199)	(2,405)	Selling, general and administrative expenses

	(1,319)	(2,525)	Total before income tax expense
	—	—	Income tax expense(b)

	$(1,319)	$(2,525)	Net of income tax expense

(a)
See Note 11, Retirement Plans for additional details.

(b)
Income tax expense is $0 due to the valuation allowance. See Note 6, Income Taxes for additional details.

11. Retirement Plans

        Net periodic pension expense recorded in the thirteen and twenty-six week periods ended August 30, 2014 and August 31, 2013, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Twenty-Six Week Period Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Service cost	$792	$830	$—	$—	$1,585	$1,660	$—	$—
Interest cost	1,631	1,551	135	135	3,262	3,102	270	271
Expected return on plan assets	(1,929)	(1,779)	—	—	(3,858)	(3,558)	—	—
Amortization of unrecognized prior service cost	60	60	—	—	120	120	—	—
Amortization of unrecognized net loss	600	1,202	—	—	1,199	2,405	—	—

Net pension expense	$1,154	$1,864	$135	$135	$2,308	$3,729	$270	$271

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

11. Retirement Plans (Continued)

        During the thirteen and twenty-six week periods ended August 30, 2014 the Company contributed $420 and $806, respectively, to the Nonqualified Executive Retirement Plans and $1,159 to the Defined Benefit Pension Plan. During the remainder of fiscal 2015, the Company expects to contribute $834 to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan.

12. Commitments and Contingencies

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

        The Company has been named in a collective and class action lawsuit, Indergit v. Rite Aid Corporation et al pending in the United States District Court for the Southern District of New York, filed purportedly on behalf of current and former store managers working in the Company's stores at various locations around the country. The lawsuit alleges that the Company failed to pay overtime to store managers as required under the FLSA and under certain New York state statutes. The lawsuit also seeks other relief, including liquidated damages, punitive damages, attorneys' fees, costs and injunctive relief arising out of state and federal claims for overtime pay. On April 2, 2010, the Court conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery as to certification issues has been completed. On September 26, 2013, the Court granted Rule 23 class certification of the New York store manager claims as to liability only, but denied it as to damages, and denied the Company's motion for decertification of the nationwide collective action claims. The Company filed a motion seeking reconsideration of the Court's September 26, 2013 decision which motion was denied in June 2014. The Company subsequently filed a petition for an interlocutory appeal of the Court's September 26, 2013 ruling with the U. S. Court of Appeals for the Second Circuit which petition was

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

12. Commitments and Contingencies (Continued)

denied in September 2014. Once approved by the Court, notice of the Rule 23 class certification as to liability only will be sent to approximately 1,750 current and former store managers in the state of New York. At this time, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit. The Company's management believes, however, that this lawsuit is without merit and is vigorously defending this lawsuit.

        The Company is currently a defendant in several putative class action lawsuits filed in state Courts in California alleging violations of California wage and hour laws, rules and regulations pertaining primarily to failure to pay overtime, pay for missed meals and rest periods, failure to reimburse business expenses and failure to provide employee seating (the "California Cases"). These suits purport to be class actions and seek substantial damages. The Company has aggressively challenged both the merits of the lawsuits and the allegations that the cases should be certified as class or representative actions.

        With respect to cases involving pharmacist meal and rest periods (Chase and Scherwin v. Rite Aid Corporation pending in Los Angeles County Superior Court and Kyle v. Rite Aid Corporation pending in Sacramento County Superior Court), during the period ended March 1, 2014, the Company recorded a legal accrual with respect to these matters. The Company and the attorneys representing the putative class of pharmacists have agreed to a class wide settlement of the case of $9.7 million subject to final Court approval. The parties are in the process of documenting the settlement and obtaining Court approval.

        In the employee seating case (Hall v. Rite Aid Corporation, San Diego County Superior Court), the Court, in October 2011, granted the plaintiff's motion for class certification. The Company filed its motion for decertification, which motion was granted in November 2012. Plaintiff subsequently appealed the Court's order which appeal was granted in May 2014. The Company filed a petition for review of the appellate court's decision with the California Supreme Court, which petition was denied in August 2014. Proceedings in the Hall case are stayed pending a decision by the California Supreme Court in two similar cases. With respect to the California Cases (other than Chase and Scherwin and Kyle), the Company, at this time, is not able to predict either the outcome of these lawsuits or estimate a potential range of loss with respect to said lawsuits.

        The Company was served with a United States Department of Health and Human Services Office of the Inspector General ("OIG") subpoena dated March 5, 2010 in connection with an investigation being conducted by the OIG and the United States Attorney's Office for the Central District of California. The subpoena requests records related to any gift card inducement programs for customers who transferred prescriptions for drugs or medicines to the Company's pharmacies, and whether any customers who receive federally funded prescription benefits (e.g. Medicare and Medicaid) may have benefited from those programs. The Company has substantially completed its production of records in response to the subpoena. In June 2013, the government contacted the Company, and the Company has been involved in discussions with the government regarding the matter. The Company recorded a legal accrual with respect to this matter during the period ended August 30, 2014. Subsequent to the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

12. Commitments and Contingencies (Continued)

end of the second quarter, the Company has agreed to pay $2.99 million to settle the matter. The parties are in the process of documenting the settlement.

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

        The Company was served with a Civil Investigative Demand ("CID") dated June 21, 2013 by the USAO for the Eastern District of California and the Attorney General's Office of the State of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 30, 2014 and August 31, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

12. Commitments and Contingencies (Continued)

California (the "AG"). The CID requests records and responses to interrogatories regarding Rite Aid's Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated "Code 1" by the State of California. The USAO has indicated that it was dropping its inquiry. The Company is in the process of producing responsive documents and interrogatory responses to the AG and is unable to predict the timing or outcome of any review by the government of such information.

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

13. Subsequent Events

        On September 15, 2014, the Company called for the early redemption of all of its outstanding $270,000 aggregate principal amount of 10.25% senior notes due October 2019. The 10.25% senior notes will be redeemed on October 15, 2014 at their contractually determined early redemption price of 105.125% of the principal amount, plus accrued interest to, but not including, the date of redemption. To fund this redemption, the Company plans to use borrowings under its revolving credit facility. The Company expects to recognize a loss on debt retirement of approximately $18,000 in the third quarter of fiscal 2015 related to this transaction.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net income for the thirteen and twenty-six week periods ended August 30, 2014 was $127.8 million and $169.3 million, respectively, compared to net income of $32.8 million and $122.5 million, respectively, for the thirteen and twenty-six week periods ended August 31, 2013. The increase in the thirteen and twenty-six week operating results was driven primarily by an increase in Adjusted EBITDA, no loss on debt retirements compared to $62.2 million during the thirteen and twenty-six week periods ended August 31, 2013, and lower LIFO charges, partially offset by higher income tax expense.

        Adjusted EBITDA for the thirteen and twenty-six week periods ended August 30, 2014 was $364.2 million or 5.6 percent of revenues and $646.8 million or 5.0 percent of revenues, respectively, compared to $341.6 million or 5.4 percent of revenues and $686.4 million or 5.5 percent of revenues for the thirteen and twenty-six week periods ended August 31, 2013, respectively. The increase in Adjusted EBITDA for the thirteen week period was driven by an increase in front end and pharmacy gross profit partially offset by an increase in selling, general and administrative expenses related to our higher level of sales.

        On February 17, 2014, we executed an expanded five-year agreement with McKesson for pharmaceutical purchasing and distribution (our "Purchasing and Delivery Arrangement"). As part of our Purchasing and Delivery Arrangement, McKesson assumed responsibility for purchasing essentially all of the brand and generic medications we dispense as well as providing a new direct store delivery model to all of our stores. We expect that this arrangement will leverage the scale of both companies to deliver greater purchasing and distribution efficiencies, ensure the highest levels of service for our customers and improve working capital through the reduction of pharmacy inventory.

  Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
	(dollars in thousands)
Revenues	$6,522,584	$6,278,165	$12,988,115	$12,571,222
Revenue growth (decline)	3.9%	0.8%	3.3%	(1.0)%
Same store sales growth (decline)	4.1%	1.0%	3.6%	(0.8)%
Pharmacy sales growth (decline)	5.2%	1.4%	4.6%	(1.5)%
Same store prescription count increase (decrease)	3.7%	0.0%	3.0%	(0.1)%
Same store pharmacy sales growth (decline)	5.6%	1.7%	5.1%	(1.1)%
Pharmacy sales as a % of total sales	68.8%	67.9%	68.6%	67.7%
Third party sales as a % of total pharmacy sales	97.5%	97.0%	97.5%	97.0%
Front-end sales growth (decline)	0.7%	(0.6)%	0.1%	(0.1)%
Same store front-end sales growth (decline)	1.1%	(0.3)%	0.6%	0.0%
Front-end sales as a % of total sales	31.2%	32.1%	31.4%	32.3%
Adjusted EBITDA(*)	$364,166	$341,589	$646,779	$686,367
Store data:
Total stores (beginning of period)	4,581	4,615	4,587	4,623
New stores	1	—	1	—
Store acquisitions	—	1	1	1
Closed stores	(10)	(12)	(17)	(20)
Total stores (end of period)	4,572	4,604	4,572	4,604
Relocated stores	5	5	8	5
Remodeled and expanded stores	118	109	224	217

(*)
See Adjusted EBITDA and Other Non-GAAP Measures for additional details

  Revenues

        Revenues increased 3.9% for the thirteen weeks ended August 30, 2014 compared to an increase of 0.8% for the thirteen weeks ended August 31, 2013. The increase in revenues for the thirteen week period ended August 30, 2014 was primarily a result of an increase in pharmacy same store sales.

        Pharmacy same store sales increased by 5.6% for the thirteen week period ended August 30, 2014 compared to the 1.7% increase in the thirteen week period ended August 31, 2013. The increase in the current period is due primarily to the 3.7% increase in same store prescription count, partially offset by an approximate 2.0% negative impact from generic introductions and lower reimbursement rates. We expect lower reimbursement rates to continue to have a negative impact on our pharmacy sales.

        Front-end same store sales increased 1.1% for the thirteen week period ended August 30, 2014 compared to the 0.3% decrease in the thirteen week period ended August 31, 2013. The increase in the current period is due primarily to the positive impact of our wellness + loyalty program, incremental sales from our Wellness format stores, and other management initiatives to increase front-end sales.

        Revenues increased 3.3% for the twenty-six weeks ended August 30, 2014 compared to a decrease of 1.0% for the twenty-six weeks ended August 31, 2013. The increase in revenues for the twenty-six week period ended August 30, 2014 was primarily a result of an increase in pharmacy same store sales.

        Pharmacy same store sales increased by 5.1% for the twenty-six week period ended August 30, 2014 compared to the 1.1% decrease in the twenty-six week period ended August 31, 2013. The increase in the current period is due primarily to the 3.0% increase in same store prescription count, partially offset by an approximate 1.7% negative impact from generic introductions and continued lower reimbursement rates.

        Front-end same store sales increased by 0.6% during the twenty-six week period ended August 30, 2014 compared to remaining flat during the twenty-six week period ended August 31, 2013. The same store front-end sales were positively impacted by our wellness + loyalty program, and incremental sales from our Wellness format stores.

        We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

  Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
	(dollars in thousands)
Cost of goods sold	$4,628,005	$4,461,804	$9,290,557	$8,933,870
Gross profit	1,894,579	1,816,361	3,697,558	3,637,352
Gross margin	29.1%	28.9%	28.5%	28.9%
FIFO gross profit	1,896,123	1,839,361	3,700,647	3,672,352
FIFO gross margin	29.1%	29.3%	28.5%	29.2%
Selling, general and administrative expenses	1,640,524	1,602,931	3,284,878	3,212,192
Selling, general and administrative expenses as a percentage of revenues	25.2%	25.5%	25.3%	25.6%
Lease termination and impairment charges	7,111	11,390	11,959	22,362
Interest expense	100,950	106,716	201,770	219,780
Gain on sale of assets, net	(1,715)	(1,885)	(2,085)	(7,065)

  Cost of Goods Sold

        Gross profit increased $78.2 million and $60.2 million for the thirteen and twenty-six week periods ended August 30, 2014, respectively, as compared to the thirteen and twenty-six week periods ended August 31, 2013. Pharmacy gross profit was higher due to the increase in pharmacy revenues and an impact on inventory valuation related to the transition to our new Purchasing and Delivery Arrangement, partially offset by lower reimbursement rates. The net effect on inventory valuation resulting from the transition to the Purchasing and Delivery Arrangement is not expected to be material to full year fiscal 2015 results, but did increase gross profit by approximately $40.0 million during the thirteen week period ended August 30, 2014. Front-end gross profit was also higher and our estimated LIFO charge was lower due to expected pharmacy inventory reductions in connection with our Purchasing and Delivery Arrangement.

        Gross margin was 29.1% and 28.5% of sales for the thirteen and twenty-six week periods ended August 30, 2014, respectively, compared to 28.9% of sales for the thirteen and twenty-six week periods ended August 31, 2013. The increase in gross margin for the thirteen week period was due to higher front-end gross margin and a lower estimated LIFO charge resulting from reductions in pharmacy inventory levels, partially offset by a reduction in pharmacy reimbursement rates. The reduction in gross margin for the twenty-six week period was due primarily to continued pharmacy reimbursement rate pressures, partially offset by savings associated with our Purchasing and Delivery Arrangement and a lower LIFO charge. We expect to see continued gross margin pressure from reimbursement rate reductions throughout the remainder of the fiscal year.

        We use the last-in, first-out ("LIFO") method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $1.5 million and $3.1 million for the thirteen and twenty-six week periods ended August 30, 2014, respectively, compared to a $23.0 million and $35.0 million charge for the thirteen and twenty-six week periods ended August 31, 2013, respectively. The lower estimated LIFO charge for this year relates to lower expected pharmacy inventory in both our stores and distribution centers in connection with our Purchasing and Delivery Arrangement.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 25.2% in the thirteen week period ended August 30, 2014 compared to 25.5% in the thirteen week period ended August 31, 2013. The decrease in SG&A as a percentage of revenues was due primarily to salary and payroll related expenses, which were higher on a dollar basis but lower as a percentage of revenues.

        SG&A as a percentage of revenues was 25.3% in the twenty-six week period ended August 30, 2014 compared to 25.6% in the twenty-six week period ended August 31, 2013. The decrease in SG&A as a percentage of revenues was due primarily to salary and payroll related expenses, which were higher on a dollar basis but lower as a percentage of revenues.

  Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Impairment charges	$132	$265	$283	$4,866
Lease termination charges	6,979	11,125	11,676	17,496

	$7,111	$11,390	$11,959	$22,362

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

  Interest Expense

        Interest expense was $101.0 million and $201.8 million for the thirteen and twenty-six week periods ended August 30, 2014, respectively, compared to $106.7 million and $219.8 million for the thirteen and twenty-six week periods ended August 31, 2013, respectively. The decrease in interest expense was a result of the recent refinancing activities during the first quarter of fiscal 2015 and the first and second quarters of fiscal 2014. The weighted average interest rates on our indebtedness for the twenty-six week periods ended August 30, 2014 and August 31, 2013 were 6.4% and 6.6%, respectively.

  Income Taxes

        We recorded an income tax expense of $19.9 million and $2.2 million for the thirteen week periods ended August 30, 2014 and August 31, 2013, respectively, and an income tax expense of $31.7 million and $5.4 million for the twenty-six week periods ended August 30, 2014 and August 31, 2013, respectively. The income tax expense is recorded net of adjustments to maintain a full valuation allowance against our net deferred tax assets.

        The income tax expense for the thirteen and twenty-six week periods ended August 30, 2014 is primarily attributable to an increase in the deferred tax valuation allowance to offset the windfall tax benefits related to stock awards recorded in Additional Paid In Capital ("APIC") pursuant to the tax law ordering approach.

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

        We evaluate whether a valuation allowance is required based on a review of all available evidence to determine if we would be able to realize our deferred tax assets in the future in excess of their net recorded amount. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. As of August 30, 2014, we achieved our second consecutive quarter of cumulative pre-tax earnings based on a rolling three year window; however, we did not use projections of future taxable income as a factor in evaluating the ultimate realization of the deferred tax assets. At this time, we do not believe that we have achieved a level of sustained profitability that would, in our judgment, support a release of the valuation allowance. On a quarterly basis, we will continue to evaluate and weigh the significant factors that affect our future profitability. Although realization is not assured, we believe that in the near term the amount of the net deferred tax asset considered realizable could be increased if we conclude, based on all available evidence, including the development and finalization of our future operating plans, that the future use of these assets is more likely than not.

Liquidity and Capital Resources

  General

        We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our revolving credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of August 30, 2014 was $1,368.8 million, which consisted of revolver borrowing capacity of $1,318.2 million and invested cash of $50.6 million.

  Credit Facility

        Our senior secured credit facility consists of a $1.795 billion revolving credit facility and a $1.149 billion Tranche 7 Term Loan. Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 2.25% and LIBOR plus 2.75%, if we choose to make LIBOR borrowings, or between Citibank's base rate plus 1.25% and Citibank's base rate plus 1.75% in each case based upon the amount of revolver availability as defined in the senior secured credit facility. We are required to pay fees between 0.375% and 0.50% per annum on the daily unused amount of the revolver, depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on February 21, 2018.

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 30, 2014, we had $405.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $71.8 million, which resulted in additional borrowing capacity of $1,318.2 million.

        On March 14, 2014, we amended and restated our credit agreement, pursuant to which we prepaid our outstanding Tranche 6 Term Loan with the proceeds of a new $1.152 billion Tranche 7 Term Loan. The $1.152 billion Tranche 7 Term Loan matures on February 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 2.75% with a LIBOR floor of 0.75%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 1.75%. We must make mandatory prepayments of the Tranche 7 Term Loan with the proceeds of certain asset dispositions and casualty events (subject to certain limitations), and with the proceeds of certain issuances of debt (subject to certain exceptions). If at any time there is a shortfall in our borrowing base under our senior secured credit facility, prepayment of the Tranche 7 Term Loan may also be required.

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

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to May 21, 2020. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond May 21, 2020; however, certain of our other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The senior secured credit facility also contains certain restrictions on the amount of secured first priority debt we are able to incur. The senior secured facility also allows, so long as the senior secured credit facility is not in default and we maintain availability on the revolving credit facility of more than $100.0 million, for the voluntary repurchase of any debt and the mandatory repurchase of our 8.5% convertible notes due 2015 or other convertible debt.

        Our credit facility has a financial covenant that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of August 30, 2014, the availability was in excess of $150.0 million, and as such, this covenant does not apply. The senior secured credit facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The senior secured credit facility also provides for customary events of default.

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

        The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of August 30, 2014, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.4 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of August 30, 2014, we had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

  Other

        On September 15, 2014, we called for the early redemption of all of the outstanding $270.0 million aggregate principal amount of 10.25% senior notes due October 2019. The 10.25% senior notes will be redeemed on October 15th at their contractually determined early redemption price of 105.125% of the principal amount, plus accrued interest. To fund this redemption, we plan to use borrowings under our revolving credit facility.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $362.2 million and $263.9 million in the twenty-six week periods ended August 30, 2014 and August 31, 2013, respectively. Operating cash flow was positively impacted by net income and a reduction in inventory relating to our Purchasing and Delivery Arrangement and management initiatives to reduce inventory, partially offset by a use of cash in connection with other assets and liabilities, net, primarily due to reductions of payroll and occupancy related accruals, as well as reduced accounts payable related to the inventory reduction noted above.

        Cash used in investing activities was $297.3 million and $192.8 million for the twenty-six week periods ended August 30, 2014 and August 31, 2013, respectively. Cash used for the purchase of property, plant, equipment and prescription files was higher than in the prior year due to a higher investment in Wellness store remodels and prescription file buys. Proceeds from the sale of assets were lower as compared to the prior year. Also reflected in investing activities are expenditures of $69.8 million, net of cash acquired, related to the acquisitions of Health Dialog and RediClinic.

        Cash used in financing activities was $25.5 million and $56.4 million for the twenty-six week periods ended August 30, 2014 and August 31, 2013, respectively. Cash used in financing activities for the twenty-six weeks ended August 30, 2014 reflects principal payments on long-term debt, a reduction in our zero balance bank accounts, proceeds from the issuance of common stock, and proceeds from excess tax benefit on stock options.

  Capital Expenditures

        During the thirteen and twenty-six week periods ended August 30, 2014 and August 31, 2013 capital expenditures were as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
New store construction, store relocation and store remodel projects	$65,763	$59,235	$126,625	$109,811
Technology enhancements, improvements to distribution centers and other corporate requirements	33,528	30,717	67,008	61,056
Purchase of prescription files from other retail pharmacies	20,437	23,857	40,023	35,635

Total capital expenditures	$119,728	$113,809	$233,656	$206,502

        We have completed 1,433 Wellness store remodels as of August 30, 2014. We plan on making total capital expenditures of approximately $525.0 million during fiscal 2015, consisting of approximately $280.0 million related to store relocations and remodels and new store construction, $155.0 million related to infrastructure and maintenance requirements and $90.0 million related to prescription file purchases. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations and the anticipated estimated working capital benefit of $250.0 million resulting from our Purchasing and Delivery Arrangement, we believe that cash flow from operations together with available borrowings under the revolving credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect to be subject to the fixed charge covenant in our senior secured credit facility in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. From time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity (including preferred stock and convertible securities), repurchase outstanding indebtedness, or seek to refinance our outstanding debt or may otherwise seek transactions to reduce interest expense and extend debt maturities. Any of these transactions could impact our financial results.

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

        The following is a reconciliation of Adjusted EBITDA to our net income for the thirteen and twenty-six week periods ended August 30, 2014 and August 31, 2013:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
	(dollars in thousands)
Net income	$127,849	$32,827	$169,295	$122,489
Interest expense	100,950	106,716	201,770	219,780
Income tax expense	19,860	2,210	31,741	5,422
Depreciation and amortization expense	101,484	99,247	204,589	200,493
LIFO charges	1,544	23,000	3,089	35,000
Lease termination and impairment charges	7,111	11,390	11,959	22,362
Other	5,368	66,199	24,336	80,821

Adjusted EBITDA	$364,166	$341,589	$646,779	$686,367

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of August 30, 2014.

Fiscal Year	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value at 08/30/2014
	(dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$5,324	$64,178	$—	$—	$—	$3,055,000	$3,124,502	$3,478,386
Average Interest Rate	0.95%	8.50%	0.00%	0.00%	0.00%	8.16%	8.16%
Variable Rate	$5,761	$11,523	$11,523	$416,523	$11,523	$2,067,559	$2,524,412	$2,511,028
Average Interest Rate	3.50%	3.50%	3.50%	2.41%	3.50%	4.34%	4.01%

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility, our new Tranche 7 Term Loan and Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 7 Term Loan has a LIBOR floor of 75 basis points and our Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of August 30, 2014, our annual interest expense would change by approximately $10.3 million.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K (the "10-K") for the year ended March 1, 2014. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with the 10-K.

        With respect to the Indergit litigation, in September 2014, the U. S. Court of Appeals for the Second Circuit denied our petition for an interlocutory appeal of the district court's order denying our motion for decertification of the nationwide collective action claims.

        We are currently a defendant in several putative class action lawsuits filed in state courts in California alleging violations of California wage and hour laws, rules and regulations pertaining primarily to failure to pay overtime, pay for missed meals and rest periods, failure to reimburse business expenses and failure to provide employee seating (collectively, the "California Cases"). These suits purport to be class actions and seek substantial damages. We have aggressively challenged both the merits of the lawsuits and the allegations that the cases should be certified as class or representative actions.

        With respect to cases involving pharmacist meal and rest periods (Chase and Scherwin v. Rite Aid Corporation pending in Los Angeles County Superior Court and Kyle v. Rite Aid Corporation pending in Sacramento County Superior Court), we and the attorneys representing the putative class of pharmacists have agreed to a class wide settlement of the case of $9.7 million, subject to final Court approval. The parties are in the process of documenting the settlement and obtaining Court approval.

        In the employee seating case (Hall v. Rite Aid Corporation, San Diego County Superior Court), the Court, in October 2011, granted the plaintiff's motion for class certification. We filed a motion for decertification, which motion was granted in November 2012. Plaintiff subsequently appealed the Court's order which appeal was granted in May 2014. We filed a petition for review of the appellate court's decision with the California Supreme Court, which petition was denied in August 2014. Proceedings in the Hall case are stayed pending a decision by the California Supreme Court in two similar cases. With respect to the California Cases (other than Chase and Scherwin and Kyle), we, at this time, are not able to predict either the outcome of these lawsuits or estimate a potential range of loss with respect to said lawsuits.

        With respect to the investigation being conducted by the United States Department of Health and Human Services, Office of the Inspector General and the United States Attorney's Office for the Central District of California pursuant to a subpoena dated March 5, 2010 seeking information related to any gift card inducement programs for customers who transferred prescriptions for drugs or medicines to our pharmacies, and whether any customers who receive federally funded prescription benefits may have benefited from those programs (the "Gift Card Investigation"), subsequent to the end of the second quarter of fiscal year 2015, we have agreed to pay $2.99 million to settle the matter. The parties are in the process of documenting the settlement.

ITEM 1A.    Risk Factors

        In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Fiscal 2014 10-K, filed with the SEC on April 23, 2014, which could materially affect our business, financial condition or future results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Issuer Repurchases of Equity Securities.    The table below is a listing of repurchases of Common Stock during the second quarter of fiscal 2015.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
June 1 to June 28, 2014(1)	2,070,743	$7.17	—	—

June 29 to July 26, 2014	—	$—	—	—

July 27 to August 30, 2014	—	$—	—	—

(1)
Represents shares withheld by the Company, at the election of certain holders of vested restricted stock, with a market value approximating the amount of withholding taxes due.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

  (a)
  The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Amended and Restated Certificate of Incorporation, dated January 22, 2014	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010
4.1
	Indenture, dated as of October 26, 2009, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 10.25% Senior Secured Notes due 2019	Exhibit 4.1 to Form 8-K, filed on October 29, 2009
4.2
	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
4.3
	Indenture, dated as of February 27, 2012, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.1 to Form 8-K, filed on February 27, 2012
4.4
	First Supplemental Indenture, dated as of May 15, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture, dated as of February 27, 2012, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.23 to the Registration Statement on Form S-4, File No. 181651, filed on May 24, 2012
4.5	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.6
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and U.S. Bank Trust National Association (as successor trustee to Morgan Guaranty Trust Company of New York) to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 7.70% Notes due 2027	Exhibit 4.1 to Form 8-K filed on February 7, 2000

Exhibit Numbers	Description	Incorporation By Reference To
4.7	Second Supplemental Indenture, dated as of February 21, 2013, between Rite Aid Corporation and U.S. Bank Trust National Association to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 6.875% Senior Debentures due 2013	Exhibit 4.3 to Form 8-K, filed on February 21, 2013
4.8	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.9
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank to the Indenture, dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.10	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.11
	First Supplemental Indenture, dated as of May 29, 2008, among Rite Aid Corporation and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 29, 2008, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
4.12
	Indenture, dated as of July 2, 2013, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company's 6.75% Senior Notes due 2021	Exhibit 4.1 to Form 8-K, filed on July 2, 2013
10.1
	Amended and Restated Credit Agreement, dated as of June 27, 2001, as amended and restated as of March 14, 2014, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on March 19, 2014
10.2	Employment Agreement by and between Rite Aid Corporation and Darren W. Karst dated as of July 24, 2014	Filed herewith
11	Statement regarding computation of earnings per share (See Note 3 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at August 30, 2014 and March 1, 2014, (ii) Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended August 30, 2014 and August 31, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six week periods ended August 30, 2014 and August 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended August 30, 2014 and August 31, 2013 and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 2, 2014	RITE AID CORPORATION
	By:	/s/ DARREN W. KARST Darren W. Karst Executive Vice President and Chief Financial Officer
Date: October 2, 2014	By:	/s/ DOUGLAS E. DONLEY Douglas E. Donley Senior Vice President and Chief Accounting Officer