Form 10-Q
period 2014-11-29
RITE AID CORP
filed 2015-01-06
CIK 84129

Use these links to rapidly review the document
RITE AID CORPORATION TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2014
OR
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

        The registrant had 981,826,569 shares of its $1.00 par value common stock outstanding as of December 18, 2014.

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

  •
  the continued impact of private and public third party payors reduction in prescription drug reimbursement and their efforts to limit access to payor networks, including mail order;

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

  •
  risks related to compromises of our information or payment systems or unauthorized access to confidential or personal information of our associates or customers; and

  •
  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the "SEC").

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" either included herein or in our Annual

Report on Form 10-K for the fiscal year ended March 1, 2014 (the "Fiscal 2014 10-K") which we filed with the SEC on April 23, 2014, our Quarterly Report on Form 10-Q for the thirteen weeks ended May 31, 2014 (the "First Quarter 2015 10-Q") which we filed on July 3, 2014, and our Quarterly Report on Form 10-Q for the thirteen weeks ended August 30, 2014 (the "Second Quarter 2015 10-Q") which we filed on October 2, 2014. These documents are available on the SEC's website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	November 29, 2014	March 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$232,954	$146,406
Accounts receivable, net	996,545	949,062
Inventories, net of LIFO reserve of $1,023,213 and $1,018,581	2,997,595	2,993,948
Prepaid expenses and other current assets	132,873	195,709

Total current assets	4,359,967	4,285,125
Property, plant and equipment, net	2,062,376	1,957,329
Goodwill	76,124	—
Other intangibles, net	420,415	431,227
Other assets	267,104	271,190

Total assets	$7,185,986	$6,944,871

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$111,613	$49,174
Accounts payable	1,205,887	1,292,419
Accrued salaries, wages and other current liabilities	1,147,174	1,165,859

Total current liabilities	2,464,674	2,507,452
Long-term debt, less current maturities	5,673,591	5,632,798
Lease financing obligations, less current maturities	65,483	75,171
Other noncurrent liabilities	774,896	843,152

Total liabilities	8,978,644	9,058,573
Commitments and contingencies	—	—
Stockholders' deficit:
Common stock, par value $1 per share; 1,500,000 authorized; shares issued and outstanding 981,773 and 971,331	981,773	971,331
Additional paid-in capital	4,502,631	4,468,149
Accumulated deficit	(7,241,707)	(7,515,848)
Accumulated other comprehensive loss	(35,355)	(37,334)

Total stockholders' deficit	(1,792,658)	(2,113,702)

Total liabilities and stockholders' deficit	$7,185,986	$6,944,871

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	November 29, 2014	November 30, 2013
Revenues	$6,692,333	$6,357,732
Costs and expenses:
Cost of goods sold	4,769,020	4,557,066
Selling, general and administrative expenses	1,692,437	1,632,299
Lease termination and impairment charges	8,702	1,672
Interest expense	97,400	102,819
Loss on debt retirements, net	18,512	271
Gain on sale of assets, net	(455)	(9,331)

	6,585,616	6,284,796

Income before income taxes	106,717	72,936
Income tax expense	1,871	1,388

Net income	$104,846	$71,548

Computation of income attributable to common stockholders:
Net income	$104,846	$71,548
Accretion of redeemable preferred stock	—	(26)
Cumulative preferred stock dividends	—	(2,814)
Conversion of Series G and H preferred stock	—	(25,603)

Income attributable to common stockholders—basic	104,846	43,105
Add back—interest on convertible notes	1,364	—

Income attributable to common stockholders—diluted	$106,210	$43,105

Basic income per share	$0.11	$0.05

Diluted income per share	$0.10	$0.04

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	November 29, 2014	November 30, 2013
Net income	$104,846	$71,548
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	660	1,263

Total other comprehensive income	660	1,263

Comprehensive income	$105,506	$72,811

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirty-Nine Week Period Ended
	November 29, 2014	November 30, 2013
Revenues	$19,680,448	$18,928,954
Costs and expenses:
Cost of goods sold	14,059,577	13,490,936
Selling, general and administrative expenses	4,977,315	4,844,491
Lease termination and impairment charges	20,661	24,034
Interest expense	299,170	322,599
Loss on debt retirements, net	18,512	62,443
Gain on sale of assets, net	(2,540)	(16,396)

	19,372,695	18,728,107

Income before income taxes	307,753	200,847
Income tax expense	33,612	6,810

Net income	$274,141	$194,037

Computation of income attributable to common stockholders:
Net income	$274,141	$194,037
Accretion of redeemable preferred stock	—	(77)
Cumulative preferred stock dividends	—	(8,318)
Conversion of Series G and H preferred stock	—	(25,603)

Income attributable to common stockholders—basic	$274,141	$160,039
Add back—interest on convertible notes	4,092	—

Income attributable to common stockholders—diluted	$278,233	$160,039

Basic income per share	$0.28	$0.18

Diluted income per share	$0.27	$0.17

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 29, 2014	November 30, 2013
Net income	$274,141	$194,037
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost	1,979	3,788

Total other comprehensive income	$1,979	$3,788

Comprehensive income	$276,120	$197,825

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 29, 2014	November 30, 2013
Operating activities:
Net income	$274,141	$194,037
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	309,203	301,681
Lease termination and impairment charges	20,661	24,034
Gain from lease termination	—	(8,750)
LIFO charges	4,632	60,000
Gain on sale of assets, net	(2,540)	(16,396)
Stock-based compensation expense	16,932	12,194
Loss on debt retirements, net	18,512	62,443
Excess tax benefit on stock options and restricted stock	(27,647)	—
Changes in operating assets and liabilities:
Accounts receivable	(41,493)	79,895
Inventories	(8,038)	(206,408)
Accounts payable	(45,047)	25,160
Other assets and liabilities, net	(45,357)	(19,972)

Net cash provided by operating activities	473,959	507,918

Investing activities:
Payments for property, plant and equipment	(324,938)	(255,269)
Intangible assets acquired	(79,609)	(64,605)
Acquisition of Health Dialog and RediClinic, net of cash acquired	(69,793)	—
Proceeds from sale-leaseback transactions	—	3,989
Proceeds from dispositions of assets and investments	10,559	14,157
Proceeds from lease termination	—	8,750
Proceeds from insured loss	—	6,138

Net cash used in investing activities	(463,781)	(286,840)

Financing activities:
Proceeds from issuance of long-term debt	1,152,293	1,310,000
Net proceeds from (payments to) revolver	380,000	(75,000)
Principal payments on long-term debt	(1,443,812)	(1,332,528)
Change in zero balance cash accounts	(39,934)	(10,161)
Net proceeds from issuance of common stock	15,523	24,881
Payments for the repurchase of preferred stock	—	(21,034)
Financing fees paid for early debt redemption	(13,841)	(45,636)
Excess tax benefit on stock options and restricted stock	27,647	—
Deferred financing costs paid	(1,506)	(17,840)

Net cash provided by (used in) financing activities	76,370	(167,318)

Increase in cash and cash equivalents	86,548	53,760
Cash and cash equivalents, beginning of period	146,406	129,452

Cash and cash equivalents, end of period	$232,954	$183,212

Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $120 and $163, respectively)	$284,134	$313,302

Cash payments of income taxes, net of refunds	$5,336	$2,283

Equipment financed under capital leases	$4,749	$15,023

Equipment received for non-cash consideration	$1,600	$1,588

Preferred stock dividends paid in additional shares	$—	$8,318

Gross borrowings from revolver	$2,864,000	$1,915,000

Gross repayments to revolver	$2,484,000	$1,990,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended November 29, 2014 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation and Subsidiaries (the "Company") Fiscal 2014 10-K.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

2. Acquisitions

        On April 1, 2014, the Company acquired Boston-based Health Dialog Services Corporation, which is engaged in providing health coaching, shared decision making and healthcare analytics from Bupa, a London based international healthcare services group. Health Dialog operates as a 100 percent owned subsidiary of the Company.

        On April 10, 2014, the Company acquired Houston-based RediClinic, which is engaged in the operation of retail clinics in the greater Houston and San Antonio areas. RediClinic operates as a 100 percent owned subsidiary of the Company. As part of the acquisition of RediClinic, the Company acquired an immaterial equity investment in RediClinic Austin, LLC, which operates as a joint venture in the greater Austin area.

        The Company paid a combined amount of $69,793, net of cash acquired of $19,945, related to the acquisitions of Health Dialog and RediClinic (collectively "acquisitions"). The preliminary purchase accounting for these acquisitions resulted in goodwill of $76,124, relating to expected future synergies and operating efficiencies, with the remaining amount allocated to tangible assets, less liabilities assumed. Such amounts are not significant. This allocation is subject to change as the Company finalizes purchase accounting.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3. Income Per Share (Continued)

stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Numerator for income per share:
Net income	$104,846	$71,548	$274,141	$194,037
Accretion of redeemable preferred stock	—	(26)	—	(77)
Cumulative preferred stock dividends	—	(2,814)	—	(8,318)
Conversion of Series G and H preferred stock	—	(25,603)	—	(25,603)

Income attributable to common stockholders—basic	$104,846	$43,105	$274,141	$160,039
Add back—interest on convertible notes	1,364	—	4,092	—

Income attributable to common stockholders—diluted	$106,210	$43,105	$278,233	$160,039

Denominator:
Basic weighted average shares	972,688	938,994	968,897	911,608
Outstanding options and restricted shares, net	22,793	48,843	25,330	41,227
Convertible notes	24,796	—	24,796	—

Diluted weighted average shares	1,020,277	987,837	1,019,023	952,835

Basic income per share	$0.11	$0.05	$0.28	$0.18

Diluted income per share	$0.10	$0.04	$0.27	$0.17

        Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted income per share as of November 29, 2014 and November 30, 2013:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Stock options	4,593	23,564	3,251	32,433
Convertible notes	—	24,800	—	24,800

	4,593	48,364	3,251	57,233

        On September 30, 2013, the Company redeemed all of its outstanding Series G and Series H Convertible Preferred Stock (collectively the "Convertible Preferred Stock") at the Company's election. The Convertible Preferred Stock was convertible into common stock of the Company, at the holder's

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3. Income Per Share (Continued)

option, at a conversion rate of $5.50 per share or 34,621,117 shares of common stock on September 30, 2013. The Convertible Preferred Stock was redeemable by the Company for cash at 105% of the Cumulative Preferred Stock's $100.00 per share liquidation preference or $199,937. In an individually negotiated exchange transaction, the Company exchanged 40,000,000 shares of its common stock, par value of $1.00 per share, with a market value of $190,400 at the $4.76 per share closing price on September 30, 2013, for all of the outstanding Convertible Preferred Stock. Accordingly, income attributable to common stock holders was reduced by $25,603, or $0.03 per diluted share, the value of the additional 5,378,883 shares of common stock issued upon conversion at the $4.76 per share closing price.

4. Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Impairment charges	$1,050	$335	$1,333	$5,201
Lease termination charges	7,652	1,337	19,328	18,833

	$8,702	$1,672	$20,661	$24,034

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

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

4. Lease Termination and Impairment Charges (Continued)

The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Balance—beginning of period	$261,130	$303,637	$284,270	$323,758
Provision for present value of noncancellable lease payments of closed stores	569	4,522	1,005	10,896
Changes in assumptions about future sublease income, terminations and changes in interest rates	2,418	(8,112)	3,835	(7,899)
Interest accretion	4,665	5,225	14,492	16,133
Cash payments, net of sublease income	(17,431)	(10,127)	(52,251)	(47,743)

Balance—end of period	$251,351	$295,145	$251,351	$295,145

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

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

5. Fair Value Measurements (Continued)

Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirty-nine week period ended November 29, 2014, long-lived assets from continuing operations with a carrying value of $6,060, primarily store assets, were written down to their fair value of $4,727, resulting in an impairment charge of $1,333 of which $1,050 relates to the thirteen-week period ended November 29, 2014. During the thirty-nine week period ended November 30, 2013, long-lived assets from continuing operations with a carrying value of $18,587, primarily store assets, were written down to their fair value of $13,386, resulting in an impairment charge of $5,201 of which $335 relates to the thirteen-week period ended November 30, 2013. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

        The following table presents fair values for those assets measured at fair value on a non-recurring basis at November 29, 2014 and November 30, 2013:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total as of November 29, 2014
Long-lived assets held for use	$—	$—	$1,685	$1,685
Long-lived assets held for sale	$—	$3,042	$—	$3,042

Total	$—	$3,042	$1,685	$4,727

	Level 1	Level 2	Level 3	Total as of November 30, 2013
Long-lived assets held for use	$—	$—	$955	$955
Long-lived assets held for sale	$—	$12,431	$—	$12,431

Total	$—	$12,431	$955	$13,386

        As of November 29, 2014 and November 30, 2013, the Company did not have any financial assets measured on a recurring basis.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

5. Fair Value Measurements (Continued)

        The fair value for LIBOR-based borrowings under the Company's senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company's other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $5,754,616 and $6,013,790, respectively, as of November 29, 2014. There were no outstanding derivative financial instruments as of November 29, 2014 and March 1, 2014.

6. Income Taxes

        The Company recorded an income tax expense of $1,871 and $1,388 for the thirteen week periods ended November 29, 2014 and November 30, 2013, respectively, and an income tax expense of $33,612 and $6,810 for the thirty-nine week periods ended November 29, 2014 and November 30, 2013, respectively. The income tax expense is recorded net of adjustments to maintain a full valuation allowance against the Company's net deferred tax assets.

        The income tax expense for the thirteen week period ended November 29, 2014 is primarily attributable to the accrual of federal, state and local taxes and adjustments to unrecognized tax benefits offset by an adjustment to the valuation allowance of $(41,922).

        The income tax expense for the thirty-nine week period ended November 29, 2014 is primarily attributable to an increase in the deferred tax valuation allowance to offset the windfall tax benefits recorded in Additional Paid in Capital ("APIC") pursuant to the tax law ordering approach.

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

        The valuation allowances as of November 29, 2014 and March 1, 2014 apply to the net deferred tax assets of the Company. The Company continues to maintain a full valuation allowance of $1,974,552 and $2,060,811 against net deferred tax assets at November 29, 2014 and March 1, 2014, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7. Goodwill and Other Intangible Assets

        Goodwill is not amortized, but is instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. During the thirty-nine weeks ended November 29, 2014, no impairment charges have been taken against the Company's goodwill. Below is a summary of the changes in the carrying amount of goodwill for the thirty-nine week period ended November 29, 2014:

November 29, 2014
Balance, March 1, 2014	$—
Acquisitions:
Initial goodwill acquired	83,971
Change in purchase price allocation	(7,847)

Balance, November 29, 2014	$76,124

        The Company's other intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's amortizable intangible assets as of November 29, 2014 and March 1, 2014.

	November 29, 2014			March 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$652,184	$(475,460)	8 years	$634,320	$(447,608)	9 years
Prescription files	1,412,572	(1,168,881)	3 years	1,353,057	(1,108,542)	4 years

Total	$2,064,756	$(1,644,341)		$1,987,377	$(1,556,150)

        Also included in other non-current liabilities as of November 29, 2014 and March 1, 2014 are unfavorable lease intangibles with a net carrying amount of $57,305 and $62,687, respectively. These intangible liabilities are amortized over their remaining lease terms at time of acquisition.

        Amortization expense for these intangible assets and liabilities was $29,399 and $87,167 for the thirteen and thirty-nine week periods ended November 29, 2014, respectively. Amortization expense for these intangible assets and liabilities was $28,961 and $89,767 for the thirteen and thirty-nine week periods ended November 30, 2013, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2015—$114,637; 2016—$109,355; 2017—$96,029; 2018—$58,036 and 2019—$32,007.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8. Indebtedness and Credit Agreements

        Following is a summary of indebtedness and lease financing obligations at November 29, 2014 and March 1, 2014:

	November 29, 2014	March 1, 2014
Secured Debt:
Senior secured revolving credit facility due February 2018	$780,000	$400,000
Tranche 6 Term Loan due February 2020	—	1,152,293
Tranche 7 Term Loan due February 2020	1,146,531	—
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,160)	—	268,840
8.00% senior secured notes (senior lien) due August 2020	650,000	650,000
Tranche 1 Term Loan (second lien) due August 2020	470,000	470,000
Tranche 2 Term Loan (second lien) due June 2021	500,000	500,000
Other secured	5,324	5,324

	3,551,855	3,446,457
Guaranteed Unsecured Debt:
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $3,583 and $4,087)	905,583	906,087
6.75% senior notes due June 2021	810,000	810,000

	1,715,583	1,716,087
Unguaranteed Unsecured Debt:
8.5% convertible notes due May 2015	64,178	64,188
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	487,178	487,188
Lease financing obligations	96,071	107,411

Total debt	5,850,687	5,757,143
Current maturities of long-term debt and lease financing obligations	(111,613)	(49,174)

Long-term debt and lease financing obligations, less current maturities	$5,739,074	5,707,969

Credit Facility

        The Company has a senior secured credit facility that consists of a $1,795,000 revolving credit facility and a $1,146,531 senior secured term loan (the "Tranche 7 Term Loan"). Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 2.25% and LIBOR plus 2.75%, if the Company chooses to make LIBOR borrowings, or between Citibank's base rate plus 1.25% and Citibank's base rate plus 1.75% in each case based upon the amount of revolver availability as defined in the senior secured credit facility. The Company is required to pay fees between 0.375% and 0.50% per annum on the daily unused amount of the revolver, depending on the amount of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8. Indebtedness and Credit Agreements (Continued)

revolver availability. Amounts drawn under the revolver become due and payable on February 21, 2018. On March 14, 2014, the Company amended and restated its credit agreement, pursuant to which it prepaid its outstanding Tranche 6 Term Loan with the proceeds of a new $1,152,293 Tranche 7 Term Loan. The Tranche 7 Term Loan matures on February 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 2.75%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 1.75%. The Tranche 7 Term Loan is subject to a 0.75% LIBOR floor per annum.

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 29, 2014, the Company had $780,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $71,764, which resulted in additional borrowing capacity of $943,236.

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

        The senior secured credit facility restricts the amount of secured and unsecured debt the Company may have outstanding. The senior secured credit facility allows the Company to incur an unlimited amount of unsecured debt with a maturity beyond May 21, 2020. However, the Company's second priority secured term loan facilities and the indentures that govern the Company's secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by the Company. Pursuant to certain of the Company's existing indentures, the Company could not incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under the second priority secured term loan facilities and the indentures is generally governed by an interest coverage ratio test. As of November 29, 2014, the Company had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

        The senior secured credit facility has a financial covenant that, if availability on the revolving credit facility is less than $150,000, the Company maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of November 29, 2014, the availability was in excess of $150,000, and as such, this covenant does not apply. The senior secured credit facility contains additional covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The senior secured credit facility also provides for customary events of default.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

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

  Other Transactions

        On October 15, 2014, the Company completed the redemption of all of its outstanding $270,000 aggregate principal amount of its 10.25% senior notes due October 2019 at their contractually determined early redemption price of 105.125% of the principal amount, plus accrued interest. The Company funded this redemption with borrowings under its revolving credit facility. The Company recorded a loss on debt retirement of $18,512 related to this transaction.

  Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2015 and thereafter are as follows: 2015—$8,205; 2016—$75,701; 2017—$11,523; 2018—$791,523; 2019—$11,523 and $4,852,558 thereafter.

9. Stock Options and Stock Awards

        The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the thirty-nine week periods ended November 29, 2014 and November 30, 2013 include $16,932 and $12,194, respectively, of compensation costs related to the Company's stock-based compensation arrangements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

9. Stock Options and Stock Awards (Continued)

        The total number and type of newly awarded grants and the related weighted average fair value for the thirty-nine week periods ended November 29, 2014 and November 30, 2013 are as follows:

	November 29, 2014		November 30, 2013
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	3,113	$4.43	4,828	$1.91
Restricted stock awards granted	3,309	$7.01	2,743	$2.79

Total awards	6,422		7,571

        Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees. Restricted stock awards typically vest in equal annual installments over a three-year period.

        The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Thirty-Nine Week Period Ended
	November 29, 2014	November 30, 2013
Expected stock price volatility	74%	85%
Expected dividend yield	0%	0%
Risk-free interest rate	1.7%	1.4%
Expected option life	5.5 years	5.5 years

        As of November 29, 2014, the total unrecognized pre-tax compensation costs related to unvested stock options and restricted stock awards granted, net of estimated forfeitures and the weighted average period of cost amortization are as follows:

	November 29, 2014
	Unvested stock options	Unvested restricted stock
Unrecognized pre-tax costs	$20,542	$29,768
Weighted average amortization period	2.7 years	2.4 years

10. Reclassifications from Accumulated Other Comprehensive Loss

        The following table summarizes the components of accumulated other comprehensive loss and the changes in balances of each component of accumulated other comprehensive loss, net of tax as

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

10. Reclassifications from Accumulated Other Comprehensive Loss (Continued)

applicable, for the thirteen and thirty-nine week periods ended November 29, 2014 and November 30, 2013:

	Thirteen Week Period Ended November 29, 2014		Thirteen Week Period Ended November 30, 2013		Thirty-Nine Week Period Ended November 29, 2014		Thirty-Nine Week Period Ended November 30, 2013
	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss
Accumulated other comprehensive loss
Balance-beginning of period	$(36,015)	$(36,015)	$(58,844)	$(58,844)	$(37,334)	$(37,334)	$(61,369)	$(61,369)
Amounts reclassified from accumulated other comprehensive loss to net income	660	660	1,263	1,263	1,979	1,979	3,788	3,788

Balance-end of period	$(35,355)	$(35,355)	$(57,581)	$(57,581)	$(35,355)	$(35,355)	$(57,581)	$(57,581)

        The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the thirteen and thirty-nine week periods ended November 29, 2014 and November 30, 2013:

	Thirteen Week Periods Ended November 29, 2014 and November 30, 2013
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	November 29, 2014	November 30, 2013	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(60)	$(60)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(600)	(1,203)	Selling, general and administrative expenses

	(660)	(1,263)	Total before income tax expense
	—	—	Income tax expense(b)

	$(660)	$(1,263)	Net of income tax expense

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

10. Reclassifications from Accumulated Other Comprehensive Loss (Continued)

	Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	November 29, 2014	November 30, 2013	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(180)	$(180)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(1,799)	(3,608)	Selling, general and administrative expenses

	(1,979)	(3,788)	Total before income tax expense
	—	—	Income tax expense(b)

	$(1,979)	$(3,788)	Net of income tax expense

(a)
See Note 11, Retirement Plans for additional details.

(b)
Income tax expense is $0 due to the valuation allowance. See Note 6, Income Taxes for additional details.

11. Retirement Plans

        Net periodic pension expense recorded in the thirteen and thirty-nine week periods ended November 29, 2014 and November 30, 2013, for the Company's defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Thirty-Nine Week Period Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Service cost	$792	$830	$—	$—	$2,377	$2,490	$—	$—
Interest cost	1,631	1,551	136	136	4,893	4,653	406	407
Expected return on plan assets	(1,929)	(1,780)	—	—	(5,787)	(5,338)	—	—
Amortization of unrecognized prior service cost	60	60	—	—	180	180	—	—
Amortization of unrecognized net loss	600	1,203	—	—	1,799	3,608	—	—

Net pension expense	$1,154	$1,864	$136	$136	$3,462	$5,593	$406	$407

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

11. Retirement Plans (Continued)

        During the thirteen and thirty-nine week periods ended November 29, 2014 the Company contributed $401 and $1,207, respectively, to the Nonqualified Executive Retirement Plans and $0 and $1,159, respectively, to the Defined Benefit Pension Plan. During the remainder of fiscal 2015, the Company expects to contribute $435 to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan.

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

        The Company has been named in a collective and class action lawsuit, Indergit v. Rite Aid Corporation et al pending in the United States District Court for the Southern District of New York, filed purportedly on behalf of current and former store managers working in the Company's stores at various locations around the country. The lawsuit alleges that the Company failed to pay overtime to store managers as required under the FLSA and under certain New York state statutes. The lawsuit also seeks other relief, including liquidated damages, punitive damages, attorneys' fees, costs and injunctive relief arising out of state and federal claims for overtime pay. On April 2, 2010, the Court conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery as to certification issues has been completed. On September 26, 2013, the Court granted Rule 23 class certification of the New York store manager claims as to liability only, but denied it as to damages, and denied the Company's motion for decertification of the nationwide collective action claims. The Company filed a motion seeking reconsideration of the Court's September 26, 2013 decision which motion was denied in June 2014. The Company subsequently filed a petition for an interlocutory appeal of the Court's

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

12. Commitments and Contingencies (Continued)

September 26, 2013 ruling with the U. S. Court of Appeals for the Second Circuit which petition was denied in September 2014. Once approved by the Court, notice of the Rule 23 class certification as to liability only will be sent to approximately 1,750 current and former store managers in the state of New York. At this time, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit. The Company's management believes, however, that this lawsuit is without merit and is vigorously defending this lawsuit.

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

        With respect to cases involving pharmacist meal and rest periods (Chase and Scherwin v. Rite Aid Corporation pending in Los Angeles County Superior Court and Kyle v. Rite Aid Corporation pending in Sacramento County Superior Court), during the period ended March 1, 2014, the Company recorded a legal accrual with respect to these matters. The Company and the attorneys representing the putative class of pharmacists have agreed to a class wide settlement of the case of $9.7 million subject to final Court approval. The parties are in the process of obtaining Court approval.

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

        The Company was served with a United States Department of Health and Human Services Office of the Inspector General ("OIG") subpoena dated March 5, 2010 in connection with an investigation being conducted by the OIG and the United States Attorney's Office for the Central District of California. The subpoena requests records related to any gift card inducement programs for customers who transferred prescriptions for drugs or medicines to the Company's pharmacies, and whether any customers who receive federally funded prescription benefits (e.g. Medicare and Medicaid) may have benefited from those programs. The Company has substantially completed its production of records in response to the subpoena. In June 2013, the government contacted the Company, and the Company has been involved in discussions with the government regarding the matter. The Company recorded a legal accrual with respect to this matter during the period ended August 30, 2014. During the third quarter, the Company agreed to pay $2.99 million to settle the matter, which payment has been made.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

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

        The Company was served with a Civil Investigative Demand ("CID") dated June 21, 2013 by the USAO for the Eastern District of California and the Attorney General's Office of the State of California (the "AG"). The CID requests records and responses to interrogatories regarding Rite Aid's Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Thirty-Nine Week Periods Ended November 29, 2014 and November 30, 2013

(Dollars and share information in thousands, except per share amounts)

(unaudited)

12. Commitments and Contingencies (Continued)

"Code 1" by the State of California. The USAO has indicated that it was dropping its inquiry. The Company is in the process of producing responsive documents and interrogatory responses to the AG and is unable to predict the timing or outcome of any review by the government of such information.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net income for the thirteen and thirty-nine week periods ended November 29, 2014 was $104.8 million and $274.1 million, respectively, compared to net income of $71.5 million and $194.0 million, respectively, for the thirteen and thirty-nine week periods ended November 30, 2013. The increase in the thirteen week operating results was driven primarily by an increase in Adjusted EBITDA and a lower LIFO charge, partially offset by a higher loss on debt retirement. The increase in the thirty-nine week operating results was driven primarily by an increase in Adjusted EBITDA, a lower LIFO charge and a lower loss on debt retirements, partially offset by higher income tax expense.

        Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 29, 2014 was $332.8 million or 5.0 percent of revenues and $979.5 million or 5.0 percent of revenues, respectively, compared to $282.3 million or 4.4 percent of revenues and $968.6 million or 5.1 percent of revenues for the thirteen and thirty-nine week periods ended November 30, 2013, respectively. The increase in Adjusted EBITDA for the thirteen and thirty-nine week periods was driven by an increase in pharmacy and front end gross profit, partially offset by an increase in selling, general and administrative expenses related to our higher level of sales.

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

Results of Operations

  Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
	(dollars in thousands)
Revenues	$6,692,333	$6,357,732	$19,680,448	$18,928,954
Revenue growth	5.3%	1.9%	4.0%	0.0%
Same store sales growth	5.4%	2.3%	4.2%	0.3%
Pharmacy sales growth	6.9%	3.0%	5.3%	0.0%
Same store prescription count increase	4.5%	0.7%	3.5%	0.2%
Same store pharmacy sales growth	7.2%	3.5%	5.8%	0.4%
Pharmacy sales as a % of total sales	69.8%	68.6%	69.0%	68.0%
Third party sales as a % of total pharmacy sales	97.6%	97.1%	97.5%	97.0%
Front-end sales growth (decline)	1.0%	(0.4)%	0.4%	(0.2)%
Same store front-end sales growth (decline)	1.6%	(0.2)%	0.9%	0.0%
Front-end sales as a % of total sales	30.2%	31.4%	31.0%	32.0%
Adjusted EBITDA(*)	$332,769	$282,262	$979,548	$968,629
Store data:
Total stores (beginning of period)	4,572	4,604	4,587	4,623
New stores	—	—	1	—
Store acquisitions	6	—	7	1
Closed stores	(6)	(9)	(23)	(29)
Total stores (end of period)	4,572	4,595	4,572	4,595
Relocated stores	3	4	11	9
Remodeled and expanded stores	104	95	328	312

(*)
See Adjusted EBITDA and Other Non-GAAP Measures for additional details

  Revenues

        Revenues increased 5.3% for the thirteen weeks ended November 29, 2014 compared to an increase of 1.9% for the thirteen weeks ended November 30, 2013. The increase in revenues for the thirteen week period ended November 29, 2014 was primarily a result of an increase in pharmacy and front-end same store sales and revenues from Health Dialog and RediClinic, which were acquired during April 2014.

        Pharmacy same store sales increased by 7.2% for the thirteen week period ended November 29, 2014 compared to the 3.5% increase in the thirteen week period ended November 30, 2013. The increase in the current period is due primarily to the 4.5% increase in same store prescription count reflecting higher utilization in Medicaid expansion states and an increase in flu shots, partially offset by an approximate 2.3% negative impact from generic introductions and lower reimbursement rates. We expect lower reimbursement rates to continue to have a negative impact on our pharmacy sales.

        Front-end same store sales increased 1.6% for the thirteen week period ended November 29, 2014 compared to the 0.2% decrease in the thirteen week period ended November 30, 2013. The increase in the current period is due primarily to the positive impact of our wellness + loyalty program, incremental sales from our 1,529 Wellness format stores, and other management initiatives to increase front-end sales.

        Revenues increased 4.0% for the thirty-nine weeks ended November 29, 2014 compared to remaining flat for the thirty-nine weeks ended November 30, 2013. The increase in revenues for the thirty-nine week period ended November 29, 2014 was primarily a result of an increase in pharmacy same store sales from higher prescription count and revenues from Health Dialog and RediClinic.

        Pharmacy same store sales increased by 5.8% for the thirty-nine week period ended November 29, 2014 compared to the 0.4% increase in the thirty-nine week period ended November 30, 2013. The increase in the current period is due primarily to the 3.5% increase in same store prescription count, partially offset by an approximate 1.9% negative impact from generic introductions and continued lower reimbursement rates.

        Front-end same store sales increased by 0.9% during the thirty-nine week period ended November 29, 2014 compared to remaining flat during the thirty-nine week period ended November 30, 2013. The same store front-end sales were positively impacted by our wellness + loyalty program, incremental sales from our Wellness format stores, and other management initiatives to increase front-end sales.

        We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

  Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
	(dollars in thousands)
Cost of goods sold	$4,769,020	$4,557,066	$14,059,577	$13,490,936
Gross profit	1,923,313	1,800,666	5,620,871	5,438,018
Gross margin	28.7%	28.3%	28.6%	28.7%
FIFO gross profit	1,924,856	1,825,666	5,625,503	5,498,018
FIFO gross margin	28.8%	28.7%	28.6%	29.1%
Selling, general and administrative expenses	1,692,437	1,632,299	4,977,315	4,844,491
Selling, general and administrative expenses as a percentage of revenues	25.3%	25.7%	25.3%	25.6%
Lease termination and impairment charges	8,702	1,672	20,661	24,034
Interest expense	97,400	102,819	299,170	322,599
Gain on sale of assets, net	(455)	(9,331)	(2,540)	(16,396)

  Cost of Goods Sold

        Gross profit increased $122.6 million and $182.9 million for the thirteen and thirty-nine week periods ended November 29, 2014, respectively, as compared to the thirteen and thirty-nine week periods ended November 30, 2013. Pharmacy gross profit was higher due to the increase in pharmacy revenues resulting primarily from increased prescription count, and purchasing efficiencies realized through our Purchasing and Delivery Arrangement, partially offset by reimbursement rate pressures. Gross profit was also positively impacted by additional revenues from Health Dialog and RediClinic. Our estimated LIFO charge was lower due to pharmacy inventory reductions in connection with our Purchasing and Delivery Arrangement. Front-end gross profit was flat for the thirteen week period ended November 29, 2014 and slightly higher for the thirty-nine week period ended November 29, 2014 compared to the prior year periods.

        Gross margin was 28.7% and 28.6% of sales for the thirteen and thirty-nine week periods ended November 29, 2014, respectively, compared to 28.3% and 28.7% of sales for the thirteen and thirty-nine week periods ended November 30, 2013, respectively. The increase in gross margin for the thirteen week period was due to a lower estimated LIFO charge and cost savings relating to our Purchasing and Delivery Arrangement, partially offset by a reduction in pharmacy reimbursement rates. The reduction in gross margin for the thirty-nine week period was due primarily to continued pharmacy reimbursement rate pressures, partially offset by a lower LIFO charge and savings associated with our Purchasing and Delivery Arrangement. We expect to see continued gross margin pressure from reimbursement rate reductions throughout the remainder of the fiscal year.

        We use the last-in, first-out ("LIFO") method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $1.5 million and $4.6 million for the thirteen and thirty-nine week periods ended November 29, 2014, respectively, compared to a $25.0 million and $60.0 million charge for the thirteen and thirty-nine week periods ended November 30, 2013, respectively. The lower estimated LIFO charge for this year relates to lower expected pharmacy inventory in both our stores and distribution centers in connection with our Purchasing and Delivery Arrangement.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenues was 25.3% in the thirteen and thirty-nine week periods ended November 29, 2014 compared to 25.7% and 25.6% in the thirteen and thirty-nine week periods ended November 30, 2013, respectively. The decrease in SG&A as a percentage of revenues for the thirteen and thirty-nine week periods was a result of leveraging the increase in revenues and through various cost control initiatives. The increase in SG&A on a dollar basis was due to higher salary and payroll related expenses and operating costs of Health Dialog and RediClinic.

  Lease Termination and Impairment Charges

        Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
Impairment charges	$1,050	$335	$1,333	$5,201
Lease termination charges	7,652	1,337	19,328	18,833

	$8,702	$1,672	$20,661	$24,034

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

  Interest Expense

        Interest expense was $97.4 million and $299.2 million for the thirteen and thirty-nine week periods ended November 29, 2014, respectively, compared to $102.8 million and $322.6 million for the thirteen and thirty-nine week periods ended November 30, 2013, respectively. The decrease in interest expense was a result of the redemption of our outstanding $270.0 aggregate principal amount of 10.25% senior notes due October 2019 in the third quarter of fiscal 2015 and refinancing activities during the first quarter of fiscal 2015 and the first and second quarters of fiscal 2014. The weighted average interest rates on our indebtedness for the thirty-nine week periods ended November 29, 2014 and November 30, 2013 were 6.2% and 6.6%, respectively.

  Income Taxes

        We recorded an income tax expense of $1.9 million and $1.4 million for the thirteen week periods ended November 29, 2014 and November 30, 2013, respectively, and an income tax expense of $33.6 million and $6.8 million for the thirty-nine week periods ended November 29, 2014 and November 30, 2013, respectively. The income tax expense is recorded net of adjustments to maintain a full valuation allowance against our net deferred tax assets.

        The income tax expense for the thirteen week period ended November 29, 2014 is primarily attributable to the accrual of federal, state and local taxes and adjustments to unrecognized tax benefits offset by an adjustment to the valuation allowance of $(41.9) million.

        The income tax expense for the thirty-nine week period ended November 29, 2014 is primarily attributable to an increase in the deferred tax valuation allowance to offset the windfall tax benefits recorded in Additional Paid in Capital ("APIC") pursuant to the tax law ordering approach.

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

        We evaluate whether a valuation allowance is required based on a review of all available evidence to determine if we would be able to realize our deferred tax assets in the future in excess of their net recorded amount. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. When evaluating the continued need for the valuation allowance, the weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. For example, greater reliance is put on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not occurred as of the assessment date. As of November 29, 2014, we achieved another quarter of cumulative pre-tax earnings based on a rolling three year window; however, we did not use projections of future taxable income as a factor in evaluating the ultimate realization of the deferred tax assets. At this time, we do not believe that we have achieved a level of sustained profitability that would, in our judgment, support a release of the valuation allowance. On a quarterly basis, we evaluate and weigh the significant factors that affect our profitability. We believe that in the near term the amount of the net deferred tax asset considered realizable could be increased if we conclude, based on all available evidence, including the development and finalization of our future operating plans, that the future use of these assets is more likely than not.

Liquidity and Capital Resources

  General

        We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our revolving credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of November 29, 2014 was $944.1 million, which consisted of revolver borrowing capacity of $943.2 million and invested cash of $0.9 million.

  Credit Facility

        Our senior secured credit facility consists of a $1.795 billion revolving credit facility and a $1.147 billion Tranche 7 Term Loan. Borrowings under the revolving credit facility bear interest at a rate per annum between LIBOR plus 2.25% and LIBOR plus 2.75%, if we choose to make LIBOR borrowings, or between Citibank's base rate plus 1.25% and Citibank's base rate plus 1.75% in each case based upon the amount of revolver availability as defined in the senior secured credit facility. We are required to pay fees between 0.375% and 0.50% per annum on the daily unused amount of the revolver, depending on the amount of revolver availability. Amounts drawn under the revolver become due and payable on February 21, 2018.

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 29, 2014, we had $780.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $71.8 million, which resulted in additional borrowing capacity of $943.2 million.

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

        The senior secured credit facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt and unsecured debt in addition to borrowings under the senior secured credit facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt and unsecured debt shall mature or require scheduled payments of principal prior to May 21, 2020. The senior secured credit facility allows us to incur an unlimited amount of unsecured debt with a maturity beyond May 21, 2020; however, certain of our other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The senior secured credit facility also contains certain restrictions on the amount of secured first priority debt we are able to incur. The senior secured credit facility also allows, so long as the senior secured credit facility is not in default and we maintain availability on the revolving credit facility of more than $300.0 million, for the voluntary repurchase of any debt and the mandatory repurchase of our 8.5% convertible notes due 2015 or other convertible debt.

        Our senior secured credit facility has a financial covenant that, if availability on the revolving credit facility is less than $150.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of November 29, 2014, the availability was in excess of $150.0 million, and as such, this covenant did not apply. The senior secured credit facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens. The senior secured credit facility also provides for customary events of default.

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

        We also have two second priority secured term loan facilities. The first includes a $470.0 million second priority secured term loan (the "Tranche 1 Term Loan"). The Tranche 1 Term Loan matures on August 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 4.75% with a LIBOR floor of 1.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 3.75%. The second includes a $500.0 million second priority secured term loan (the "Tranche 2 Term Loan"). The Tranche 2 Term Loan matures on June 21, 2021 and currently bears interest at a rate per annum equal to LIBOR plus 3.875% with a LIBOR floor of 1.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 2.875%.

        The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of November 29, 2014, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.3 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of November 29, 2014, we had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

  Other

        On October 15, 2014, we completed the redemption of all of the outstanding $270.0 million aggregate principal amount of 10.25% senior notes due October 2019 at their contractually determined early redemption price of 105.125% of the principal amount, plus accrued interest. We funded this redemption with borrowings under our revolving credit facility. We recorded a loss on debt retirement of $18.5 million related to this transaction.

        In December 2014, we launched a refinancing transaction to amend and restate our senior secured revolving credit facility, which would increase our borrowing capacity from $1.795 billion to $3.0 billion, or up to $3.7 billion once we repay our 8.00% Senior Secured Notes due 2020 in full. We intend to use borrowings under the amended and restated facility to repay and retire our $1.147 billion Tranche 7 Term Loan due 2020. The transaction is subject to customary closing conditions, and expected to generate annual interest savings of approximately $20.0 million (based on a $3.0 billion facility). We cannot assure you if or when we will retire our 8.0% Senior Secured Notes due 2020 prior to their maturity.

  Net Cash Provided by/Used in Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $474.0 million and $507.9 million in the thirty-nine week periods ended November 29, 2014 and November 30, 2013, respectively. Operating cash flow was positively impacted by net income and a reduction of inventory, partially offset by increased accounts receivable due primarily to increased pharmacy sales and the timing of payments from third party payors, a reduction in other assets and liabilities, net, and a decrease in accounts payable due mostly to the timing of payments.

        Cash used in investing activities was $463.8 million and $286.8 million for the thirty-nine week periods ended November 29, 2014 and November 30, 2013, respectively. Cash used for the purchase of property, plant, and equipment and prescription files was higher than in the prior year due to a higher investment in Wellness store remodels and prescription file buys. Proceeds from the sale of assets were lower as compared to the prior year. Also reflected in investing activities are expenditures of $69.8 million, net of cash acquired, related to the acquisitions of Health Dialog and RediClinic.

        Cash provided by financing activities was $76.4 million for the thirty-nine week period ended November 29, 2014 and cash used in financing activities was $167.3 million for the thirty-nine week period ended November 30, 2013. Cash provided by financing activities for the thirty-nine weeks ended November 29, 2014 reflects proceeds from the issuance of our $1,152.3 million Tranche 7 Term Loan due 2020, net proceeds from our revolver of $380.0 million, the repayment of our $1,152.3 million Tranche 6 Term Loan due 2020 and the redemption of $270.0 million of our 10.25% Senior Secured Notes due 2019. We also made scheduled payments of $18.6 million and $2.9 million on our capital lease obligations and our Tranche 7 Term Loan due 2020. Additionally, we paid an early redemption premium of $13.8 million in connection with the redemption of our 10.25% Senior Secured Notes due

2019 and deferred financing costs of $1.5 million in connection with our Tranche 7 Term Loan due 2020. Cash provided by financing activities also reflects proceeds from the issuance of common stock and excess tax benefit on stock options, partially offset by a reduction in our zero balance bank accounts.

  Capital Expenditures

        During the thirteen and thirty-nine week periods ended November 29, 2014 and November 30, 2013 capital expenditures were as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
New store construction, store relocation and store remodel projects	$87,698	$60,135	$214,323	$169,929
Technology enhancements, improvements to distribution centers and other corporate requirements	43,607	24,284	110,615	85,340
Purchase of prescription files from other retail pharmacies	39,586	28,954	79,609	64,605

Total capital expenditures	$170,891	$113,373	$404,547	$319,874

        We have completed 1,529 Wellness store remodels as of November 29, 2014. We plan on making total capital expenditures of approximately $525.0 million during fiscal 2015, consisting of approximately $290.0 million related to store relocations and remodels and new store construction, $135.0 million related to infrastructure and maintenance requirements and $100.0 million related to prescription file purchases. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations and the anticipated estimated working capital benefit of $250.0 million resulting from our Purchasing and Delivery Arrangement, we believe that cash flow from operations together with available borrowings under the revolving credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect to be subject to the fixed charge covenant in our senior secured credit facility in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. From time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity (including preferred stock and convertible securities), repurchase outstanding indebtedness, or seek to refinance our outstanding debt (including our revolving credit facility) or may otherwise seek transactions to reduce interest expense and extend debt maturities. Any of these transactions could impact our financial results.

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

        The following is a reconciliation of Adjusted EBITDA to our net income for the thirteen and thirty-nine week periods ended November 29, 2014 and November 30, 2013:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 29, 2014	November 30, 2013	November 29, 2014	November 30, 2013
	(dollars in thousands)
Net income	$104,846	$71,548	$274,141	$194,037
Interest expense	97,400	102,819	299,170	322,599
Income tax expense	1,871	1,388	33,612	6,810
Depreciation and amortization expense	104,614	101,188	309,203	301,681
LIFO charges	1,543	25,000	4,632	60,000
Lease termination and impairment charges	8,702	1,672	20,661	24,034
Other	13,793	(21,353)	38,129	59,468

Adjusted EBITDA	$332,769	$282,262	$979,548	$968,629

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of November 29, 2014.

Fiscal Year	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value at 11/29/2014
	(dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$5,324	$64,178	$—	$—	$—	$2,785,000	$2,854,502	$3,144,375
Average Interest Rate	0.95%	8.50%	0.00%	0.00%	0.00%	7.96%	7.96%
Variable Rate	$2,881	$11,523	$11,523	$791,523	$11,523	$2,067,558	$2,896,531	$2,869,415
Average Interest Rate	3.50%	3.50%	3.50%	2.40%	3.50%	4.34%	3.80%

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility, our new Tranche 7 Term Loan and Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 7 Term Loan has a LIBOR floor of 75 basis points and our Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of November 29, 2014, our annual interest expense would change by approximately $14.1 million.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report on Form 10-K (the "10-K") for the year ended March 1, 2014 and in our quarterly report on Form 10-Q for the period ended August 30, 2014 (the "10-Q"). The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with the 10-K and the 10-Q.

        With respect to the investigation being conducted by the United States Department of Health and Human Services, Office of the Inspector General and the United States Attorney's Office for the Central District of California pursuant to a subpoena dated March 5, 2010 seeking information related to any gift card inducement programs for customers who transferred prescriptions for drugs or medicines to our pharmacies, and whether any customers who receive federally funded prescription benefits may have benefited from those programs, the Company paid $2.99 million in December 2014 to settle the matter.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

ITEM 3.    Defaults Upon Senior Securities

        Not applicable.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

ITEM 5.    Other Information

        Not applicable.

ITEM 6.    Exhibits

  (a)
  The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Amended and Restated Certificate of Incorporation, dated January 22, 2014	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010
4.1
	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
4.2
	Indenture, dated as of February 27, 2012, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.1 to Form 8-K, filed on February 27, 2012
4.3
	First Supplemental Indenture, dated as of May 15, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture, dated as of February 27, 2012, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.23 to the Registration Statement on Form S-4, File No. 181651, filed on May 24, 2012
4.4	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.5
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and U.S. Bank Trust National Association (as successor trustee to Morgan Guaranty Trust Company of New York) to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 7.70% Notes due 2027	Exhibit 4.1 to Form 8-K filed on February 7, 2000

Exhibit Numbers	Description	Incorporation By Reference To
4.6	Second Supplemental Indenture, dated as of February 21, 2013, between Rite Aid Corporation and U.S. Bank Trust National Association to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 6.875% Senior Debentures due 2013	Exhibit 4.3 to Form 8-K, filed on February 21, 2013
4.7	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.8
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank to the Indenture, dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.9	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.10
	First Supplemental Indenture, dated as of May 29, 2008, among Rite Aid Corporation and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 29, 2008, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008
4.11
	Indenture, dated as of July 2, 2013, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company's 6.75% Senior Notes due 2021	Exhibit 4.1 to Form 8-K, filed on July 2, 2013
11	Statement regarding computation of earnings per share (See Note 3 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at November 29, 2014 and March 1, 2014, (ii) Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended November 29, 2014 and November 30, 2013, (iii) Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine week periods ended November 29, 2014 and November 30, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended November 29, 2014 and November 30, 2013 and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 6, 2015	RITE AID CORPORATION
	By:	/s/ DARREN W. KARST Darren W. Karst Executive Vice President and Chief Financial Officer
Date: January 6, 2015	By:	/s/ DOUGLAS E. DONLEY Douglas E. Donley Senior Vice President and Chief Accounting Officer