Form 10-K
period 2015-02-28
RITE AID CORP
filed 2015-04-23
CIK 84129

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended February 28, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on August 30, 2014 was approximately $6,056,257,418. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

         As of April 9, 2015 the registrant had outstanding 989,140,531 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's annual meeting of stockholders to be held on June 25, 2015 are incorporated by reference into Part III.

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

  •
  our ability to complete the pending acquisition of EnvisionRx and realize the benefits of this transaction; and

  •
  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the "SEC").

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

PART I

Item 1.    Business

Overview

        Rite Aid is the third largest retail drugstore chain in the United States based on both revenues and number of stores. As of February 28, 2015, we operated 4,570 stores in 31 states across the country and in the District of Columbia.

        In our stores, we sell prescription drugs and a wide assortment of other merchandise, which we call "front-end" products. In fiscal 2015, prescription drug sales accounted for 68.8% of our total sales. We believe that pharmacy operations will continue to represent a significant part of our business due to favorable industry trends, including an aging population, increased life expectancy, anticipated growth in the federally funded Medicare Part D prescription program as "baby boomers" start to enroll, expanded coverage for uninsured Americans as the result of the Patient Protection and Affordable Care Act and the discovery of new and better drug therapies. We carry a full assortment of front-end products, which accounted for the remaining 31.2% of our total sales in fiscal 2015. Front-end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, food and beverages, greeting cards, seasonal merchandise and numerous other everyday and convenience products.

        We differentiate our stores from other national chain drugstores, in part, through our wellness+ loyalty program, our Wellness format stores, innovative merchandising, private brands and our expanded strategic partnership with GNC, a leading retailer of vitamin and mineral supplements. We offer a wide variety of products through our portfolio of private brands, which continue to be well received by our customers. Private brand items contributed approximately 18.5% of our front-end sales in fiscal 2015.

        The average size of each store in our chain is approximately 12,600 square feet, and average store size is larger for our locations in the western United States. As of February 28, 2015, 62% of our stores were freestanding; 53% of our stores included a drive-thru pharmacy; and 50% included a GNC store within Rite Aid store.

        Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange under the trading symbol of "RAD." We were incorporated in 1968 and are a Delaware corporation.

Industry Trends

        The rate of pharmacy sales growth in the United States has slowed in recent years, driven by a decline in new blockbuster drugs, a longer FDA approval process, drug safety concerns, higher copays, and an increase in the use of generic (non-brand name) drugs, which are less expensive but generate higher gross margins. However, we expect prescription usage to grow in the coming years due to the aging U.S. population, increased life expectancy, "baby boomers" becoming eligible for the federally funded Medicare prescription program and new drug therapies. Furthermore, we expect that the Patient Protection and Affordable Care Act will continue to have a positive impact on our business as more Americans gain health insurance and prescription drug coverage. Additionally, rising U.S. healthcare costs and the shortage of primary care physicians are creating opportunities for pharmacists and drugstores to play a more active role in driving positive health outcomes for patients. Services such as immunizations, medication therapy management, chronic condition management, clinics, health coaching and medication compliance counseling extend our efforts well beyond filling prescriptions. We believe that offerings such as these will gain additional momentum in a rapidly changing healthcare environment.

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

        The retail drugstore industry is highly competitive and has been experiencing consolidation. We believe that the continued consolidation of the drugstore industry, the competitive advantages from the increasing trend towards vertical integration resulting from the combination of retail pharmacy companies with pharmacy benefit managers, such as CVS Health, and aggressive generic pricing programs at competitors such as Wal-Mart and various supermarket chains will further increase competitive pressures in the industry. The pharmacy business has continued to be highly promotional, which contributes to additional competitive pressures.

        The retail drugstore industry relies significantly on third party payors. Third party payors, including the Medicare Part D plans and the state-sponsored Medicaid and related managed care Medicaid agencies, at times change the eligibility requirements of participants or reduce certain reimbursement rates. These changes and reductions are expected to continue. When third party payors, including the Medicare Part D program and state-sponsored Medicaid agencies, reduce the number of participants and/or reduce their reimbursement rates, sales and margins in the industry could be reduced, and profitability of the industry adversely affected. These possible adverse effects can be partially or entirely offset by lowering our product cost, controlling expenses, dispensing more higher margin generics, finding new revenue streams through pharmacy services and dispensing more prescriptions overall.

Strategy

        Our strategy for fiscal 2016 is to further position Rite Aid for growth while accelerating our transformation into a retail healthcare company that provides a higher level of care to the communities we serve. This strategic objective will not only allow us to better meet the needs of our customers and patients in a rapidly changing healthcare environment, but will also help us to continue the positive financial momentum we have generated over the past several years.

        Financially, our primary goal for fiscal 2016, consistent with fiscal 2015, is to continue growing same stores sales. By growing same store sales, we can take full advantage of our recent cost control improvements, including the refinancing transactions we completed in fiscal 2015.

        In order to drive our financial performance and sustainable sales growth, we will continue to invest capital into our store base through initiatives such as prescription file buys and our Wellness store remodel program as we also build up our real estate pipeline for additional store relocations and net new stores in the coming years. In addition, we will continue strengthening our unique brand of health and wellness by teaming with partner companies to further enhance our highly successful wellness+ customer loyalty program through various initiatives, including the recently announced wellness+ with Plenti. As we enter a period of rapid change in the U.S. healthcare industry, we will also continue expanding our healthcare offering to meet the growing demand for high quality, convenient and affordable health services, including immunizations, medication compliance consultations, retail clinics and health coaching. And, after the recent announcement of our agreement to acquire the EnvisionRx pharmacy benefit management company, we hope to create a stronger, more integrated healthcare offering that delivers a greater level of choice and access to care for customers while positioning Rite Aid to better compete in the evolving healthcare marketplace. We expect that these continued investments and our focus on key initiatives will generate long-term value for our shareholders.

        Below are descriptions of our key initiatives:

        Expanded Healthcare Services—In fiscal 2015, we continued to expand the role of our Rite Aid pharmacists in delivering wellness services that go beyond simply filling prescriptions. A key area of focus has been our immunizations program, which has grown significantly in recent years. In fiscal 2015, our pharmacists administered more than 3.8 million immunizations, including over 3.2 million flu shots and more than 560,000 other immunizations that protect against conditions like shingles, pneumonia and whooping cough. In fiscal 2015, we also launched Vaccine Central, an online and in-store program that promotes the importance of all vaccinations and allows customers to identify and track their specific immunization needs. Immunizations will continue to be a key area of focus in fiscal 2016.

        We are also piloting an innovative program named Rite Aid Health Alliance that positions Rite Aid to partner with local physicians and support patients with chronic conditions in achieving positive health outcomes. Through Rite Aid Health Alliance, doctors recommend our program to patients with one or more chronic conditions such as congestive heart failure, COPD, high cholesterol and diabetes. Once a patient enrolls, Rite Aid pharmacists and specially trained in-store care coaches work with the physician to create a personalized health care action plan and engage with the patient between physician visits to support the patient in implementing the plan and improving overall health.

        As of February 28, 2015, the Rite Aid Health Alliance program includes partnerships with seven medical practices and we intend to expand the program to additional markets and stores throughout fiscal 2016. We are committed to continue growing and developing our pharmacy and healthcare related service offerings to better meet the needs of customers through our recent acquisitions of Health Dialog and RediClinic, and the recent announcement of our agreement to acquire EnvisionRx, a pharmacy benefit management company.

        On April 1, 2014 we acquired Boston-based Health Dialog, a provider of health coaching, shared decision making tools and healthcare analytics. Health Dialog helps health plans, employers and physician groups improve healthcare quality while reducing overall costs. Health Dialog offerings include health coaching for medical decisions, chronic conditions, and wellness; population analytic solutions; and consulting services. Our acquisition of Health Dialog will play a key role in advancing our Rite Aid Health Alliance program. We will benefit from Health Dialog's industry-leading analytics and shared decision making tools as we continue to strengthen our healthcare offering.

        On April 10, 2014 we acquired Houston-based RediClinic, a leading operator of retail clinics. Retail clinics play a critical role in today's healthcare delivery system and will play an important role in our overall health and wellness strategy. RediClinics are staffed by board certified nurse practitioners and physician assistants, who are trained and licensed to treat common conditions and provide preventative services, in collaboration with local physicians who are affiliated with a leading health care system in each market. Patients can be treated for more than 30 common medical conditions and RediClinic's clinicians are able to write prescriptions for these conditions when appropriate. Additionally, RediClinics provide a broad range of preventive services, including screenings, medical tests, immunizations and basic physical exams. At the time of the acquisition, RediClinic operated 30 clinics in the greater Austin, San Antonio and Houston areas. We are committed to expanding RediClinic's footprint in Texas and have begun leveraging their expertise to deliver convenient health care and wellness programs to our customers in selected markets. As of February 28, 2015, we have opened 24 RediClinics in Rite Aid stores in the greater Baltimore/Washington, D.C. and Philadelphia markets. By spring 2015, we plan to expand that number to 35, including the addition of RediClinics to select Rite Aid stores in Seattle.

        On February 11, 2015, we announced an agreement to acquire EnvisionRx, a national, full-service pharmacy benefit management (PBM) company that also offers a broad range of pharmacy-related services. EnvisionRx is based in Twinsburg, Ohio. EnvisionRx is projecting to generate 2015 calendar year revenues of approximately $5 billion. This acquisition represents a key part of our strategy to become a retail healthcare company, allowing Rite Aid to create a compelling pharmacy offering across retail, specialty and mail-order channels; deliver cost-effective solutions to employers and health plans; and drive growth while creating long-term value for our shareholders.

        In addition to its transparent and traditional PBM offerings through the EnvisionRx and MedTrak PBMs, EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services. And through its Envision Insurance Company, EnvisionRx also serves one of the fastest-growing segments in healthcare: seniors enrolled in Medicare Part D. When combined with Rite Aid's retail platform, this comprehensive suite of services will allow Rite Aid to provide additional value and broader choice to customers, patients and payors and will better position Rite Aid to succeed in today's evolving healthcare marketplace. The transaction is expected to close on or before September, 2015, subject to regulatory approvals and customary closing conditions. Upon closing, EnvisionRx will operate as a 100 percent owned subsidiary.

        wellness+—Since its launch in April of 2010, our free wellness+ program has provided customers and patients with the opportunity to earn significant discounts and wellness rewards in return for being loyal Rite Aid shoppers. Enrolled members earn rewards based on the accumulation of points for certain front-end and prescription purchases. The program has been well received by Rite Aid customers and continues to provide significant value to members earning enough points to reach the Gold, Silver or Bronze tier levels. Gold members, for example, receive a tiered discount of 20-percent off most items in the store for an entire year. In addition, all wellness+ members receive exclusive sale pricing and wellness rewards.

        Participation in the wellness+ program and wellness+ card usage continues to be strong. As of February 28, 2015, the wellness+ program had nearly 25 million active members, which we define as members who have used their wellness+ card at least twice over the previous 26 weeks. In fiscal 2015, wellness+ members accounted for 78% of front-end sales and 67% of prescriptions filled.

        We have expanded wellness+ in recent years by launching both wellness+ for diabetes and wellness65+ for seniors. In fiscal 2016, we will significantly enhance our program by partnering with other highly respected brands such as AT&T, ExxonMobil, Macy's, Nationwide, Direct Energy, Hulu and American Express to launch Plenti, the first coalition loyalty program in the U.S.

        Plenti, which at Rite Aid will be incorporated into wellness+ to create wellness+ with Plenti, will let consumers earn and use points across a range of well-known brands in different industries.

        Through wellness+ with Plenti, our customers can use one card and earn two kinds of points. Members will continue to earn wellness+ points toward various benefits at Rite Aid including discounts of up to 20% off storewide, exclusive sale prices and 24/7 access to a pharmacist.

        When the program launches in May, +UP Rewards will become Plenti points. Members will be able to earn Plenti points whenever they make qualifying purchases at Rite Aid and all other Plenti partners. Plenti points will offer the same savings as +UP Rewards and provide even more value to customers since they can be used for savings at Rite Aid as well as certain other Plenti partners including Exxon and Mobil and Macy's. Customers have at least two years to use their Plenti points.

        We believe that this compelling enhancement will significantly increase the appeal of our already successful loyalty program, creating more reasons for new and existing customers to shop at Rite Aid more often.

        Heading forward, we will continue to look for new and innovative ways to further enhance our highly popular customer loyalty program.

        Wellness Store Remodels—In fiscal 2015, we continued to strengthen Rite Aid as a wellness destination by completing additional Wellness store remodels. As a result, our total number of Wellness stores reached 1,634 by the end of the fiscal year, which means that more than a third of all Rite Aid stores are now Wellness stores.

        In addition to improved interior design, expanded clinical pharmacy services, innovative merchandising and new wellness product offerings, these stores are staffed with our unique Wellness Ambassadors, who serve as a bridge from the front-end of our stores to the pharmacy and provide an added level of customer service. Our customers have responded favorably to this unique store format. Our Wellness stores are outperforming the rest of our chain in terms of both front-end same store sales and same store prescription count growth.

        We plan to complete 400 additional Wellness remodels in fiscal 2016. We believe these remodels are a cost-effective way to strengthen our store base, grow sales and offer our customers an engaging wellness experience. As we continue our store remodeling efforts, we will also begin setting the stage to complete store relocations and build net new stores over the next few years, allowing us to further expand the reach of our Wellness store format.

        Prescription File Purchases—In fiscal 2015, we increased the amount of capital spent on the purchase of prescription files to $112.6 million, up from $87.4 million in fiscal 2014.We have allocated $100 million of our fiscal 2016 capital expenditures budget for prescription file buys as they typically deliver a strong return on investment.

        Drug Purchasing and Distribution Efficiencies—In February 2014, we announced an expanded agreement with our long-time partner McKesson for pharmaceutical purchasing and distribution. As part of this five-year agreement, McKesson has assumed responsibility for purchasing all brand and generic medications we dispense in our stores as well as delivering those medications to our nearly 4,600 store locations. We expect that this partnership will leverage the scale of both companies to deliver greater purchasing and distribution efficiencies, ensure the highest levels of service for our customers and generate additional cash flow to further fuel our long-term growth. In fiscal 2015, we completed the conversion of our stores and distribution centers to the new delivery process. By the end of our third fiscal quarter, the new arrangement was generating working capital benefits and improved in-stock positions that were in line with our expectations.

        Private Brands—In fiscal 2011, we began to roll out our new private brand architecture, which included the consolidation of our private brands into three separate tiers. The initiative included enhanced package designs for our private brand items and the introduction of our price-fighter brand, Simplify. We now have approximately 3,500 private brand items and our private brand penetration has increased from 16% in fiscal 2011 to 18.5% as of the end of fiscal 2015. In fiscal 2016, we will continue to aggressively promote our private brands, which offer great value to our customers and strong margins for Rite Aid, through specific promotional programs and the introduction of new private brand items. We also plan to explore ways to further enhance our offering in order to create a world-class private brand.

        Enhanced Digital Offerings—As we continue working hard to improve the customer experience in our nearly 4,600 stores, we're also focused on providing enhanced digital resources that better reflect our brand of health and wellness. In addition to our new and improved www.riteaid.com website, we continue to enhance our mobile app with quarterly updates while engaging with customers on social media sites like Facebook and Twitter. In fiscal 2015, we also rolled out an enhanced e-commerce site that provides online shoppers with easier navigation and full integration with our wellness+ customer loyalty program.

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

        Cost Control—After years of reducing our SG&A expense, we have effectively managed our costs as a percent to sales as we continue positioning Rite Aid for growth. At the same time, we have completed several refinancing transactions that have significantly reduced our annual interest expense over the past few years and will continue to benefit our business heading forward. We will continue to focus on controlling costs in fiscal 2016 so that we can maximize the benefits of our sales and customer service initiatives and capital investments.

Products and Services

        Sales of prescription drugs represented approximately 68.8%, 67.9%, and 67.6% of our total sales in fiscal years 2015, 2014 and 2013, respectively. In fiscal years 2015, 2014 and 2013, prescription drug sales were $18.1 billion, $17.2 billion, and $17.1 billion, respectively. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

        We carry a full assortment of non-prescription, or front end products. The types and number of front end products in each store vary, and selections are based on customer needs and preferences and available space. No single front end product category contributed significantly to our sales during fiscal 2015. Our principal classes of products in fiscal 2015 were the following:

Product Class	Percentage of Sales
Prescription drugs	68.8%
Over-the-counter medications and personal care	9.6%
Health and beauty aids	4.9%
General merchandise and other	16.7%

        We offer a wide variety of products under our private brands in virtually every department. We intend to increase the private brand sales percentage in fiscal 2016 by introducing new brands, entering new categories and enhancing our seasonal programs. We believe that our assortment is differentiated and a compelling value to our customers based on our quality standards and everyday value pricing.

        We have a strategic alliance with GNC under which we have opened over 2,200 GNC stores within Rite Aid stores as of February 28, 2015 and have a contractual commitment to open at least 230 additional GNC stores within Rite Aid stores by December 2019. We incorporate the GNC stores within Rite Aid stores concept into many of our new and relocated stores and into many of our Wellness remodels. GNC is a leading nationwide retailer of vitamin and mineral supplements, personal care, fitness and other health-related products.

Technology

        All of our stores are integrated into a common information system, which enables our customers to fill or refill prescriptions in any of our stores throughout the country, reduces chances of adverse drug interactions, and enables our pharmacists to fill prescriptions more accurately and efficiently. This system can be expanded to accommodate new stores. Our customers may also order prescription refills over the Internet through our recently enhanced website, www.riteaid.com, or over the phone through our telephonic automated refill systems for pick up at a Rite Aid store. We have automated pharmacy dispensing units in high volume stores, which are linked to our pharmacists' computers that fill and label prescription drug orders. The efficiency of these units allows our pharmacists to spend more time consulting with our customers. Additionally, each of our stores employs point-of-sale technology that supports sales analysis and recognition of customer trends. This same point- of-sale technology facilitates the maintenance of perpetual inventory records which, together with our sales analysis, drives our automated inventory replenishment process.

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

Sources and Availability of Raw Materials

        During fiscal 2014, we purchased brand pharmaceuticals and some generic pharmaceuticals from McKesson Corporation ("McKesson"). Beginning in fiscal 2015, with limited exceptions, we purchased all of our branded pharmaceutical products and almost all of our generic (non-brand name) pharmaceutical products from McKesson. If our relationship with McKesson were disrupted, we could temporarily have difficulty filling prescriptions for branded and generic drugs until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes.

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

Customers and Third Party Payors

        During fiscal 2015, our stores filled approximately 304 million prescriptions and served an average of 1.9 million customers per day. The loss of any one customer would not have a material adverse impact on our results of operations.

        In fiscal 2015, 97.5% of our pharmacy sales were to customers covered by third party payors (such as insurance companies, prescription benefit management companies, government agencies, private employers or other managed care providers) that agree to pay for all or a portion of a customer's eligible prescription purchases based on negotiated and contracted reimbursement rates. During fiscal 2015, the top five third party payors accounted for approximately 69.7% of our pharmacy sales. The largest third party payor, Express Scripts, represented 27.8% of our pharmacy sales.

        During fiscal 2015, Medicaid and related managed care Medicaid payors sales were approximately 18.6% of our pharmacy sales, of which the largest single Medicaid payor was approximately 1.3% of our pharmacy sales. During fiscal 2015, approximately 32.1% of our pharmacy sales were to customers covered by Medicare Part D.

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

Marketing and Advertising

        In fiscal 2015, marketing and advertising expense was approximately $318.2 million, which was spent primarily on weekly circular, broadcast, and digital advertising. Our marketing and advertising activities centered primarily on the following:

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

        Under the umbrella of our "With Us It's Personal" brand positioning, we promote educational programs focusing on specific health conditions and incentives for patients to transfer their prescriptions to Rite Aid. We are also emphasizing our automated courtesy refill service and immunization services. We believe all of these programs will help us improve customer satisfaction and grow profitable sales.

Associates

        We believe that our relationships with our associates are good. As of February 28, 2015, we had approximately 89,000 associates: 11% were pharmacists, 43% were part-time and 26% were represented by unions. Associate satisfaction is critical to our success. Annually we survey our associates to obtain feedback on various employment-related topics, including job satisfaction and their understanding of our core values and mission.

        The pharmacist shortage has eased significantly. The increase in the number of graduates from U.S. Schools of Pharmacy is meeting our workforce demand. However, pharmacist employment opportunities still exist in certain areas.

Research and Development

        We do not make significant expenditures for research and development.

Licenses, Trademarks and Patents

        The Rite Aid name is our most significant trademark and the most important factor in marketing our stores and private brand products. We hold licenses to sell beer, wine and liquor, cigarettes and lottery tickets. As part of our strategic alliance with GNC, we have a license to operate GNC

"stores- within-Rite Aid-stores." We also hold licenses to operate our pharmacies and our distribution facilities. Collectively, these licenses are material to our operations.

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

Regulation

        Our business is subject to federal, state and local laws, regulations, and administrative practices concerning the provision of and payment for health care services, including, without limitation: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims; the Patient Protection and Affordable Care Act (ACA); regulations of the U.S. Food and Drug Administration and the U.S. Drug Enforcement Administration, including regulations governing the purchase, sale, storing and dispensing of controlled substances and other products, as well as regulations promulgated by state and other federal agencies concerning automated outbound contacts such as phone calls, text messages and emails and the sale, advertisement and promotion of the products we sell, including tobacco and alcoholic beverages.

        Our business is also subject to patient privacy and other obligations, including corporate, pharmacy and associate responsibility imposed by the Health Insurance Portability and Accountability Act. As a covered entity, we are required to implement privacy standards, train our associates on the permitted uses and disclosures of protected health information, provide a notice of privacy practice to our pharmacy customers and permit pharmacy customers to access and amend their records and receive an accounting of disclosures of protected health information. We are also subject to federal and state privacy and data security laws with respect to our receipt, use and disclosure by us of personally identifiable information, which laws require us to provide appropriate privacy and security safeguards for such information. In addition, we are also subject to the Payment Card Industry Data Security Standard promulgated by the payment card industry in connection with handling credit card data. This standard contains requirements devised to aid entities that process, store or transmit credit card information to maintain a secure environment.

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

        Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, Extensible Business Reporting Language (XBRL) data files of our annual report and quarterly reports beginning with our fiscal 2013 first quarter 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as reasonably practicable after we file these reports with, or furnish them to, the SEC. We do not intend for the information contained on our website to be part of this annual report on Form 10-K.

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

        The United States economy is continuing to feel the impact of the economic downturn that began in late 2007, and the future economic environment may not fully recover to levels prior to the downturn. This economic uncertainty has and could further lead to reduced consumer spending. If consumer spending decreases or does not grow, we may not be able to sustain the improvement in our same store sales. In addition, reduced or flat consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on our gross profit. We operate a number of stores in areas that are experiencing a lower or slower recovery than the economy on a national level. A continued softening or slow recovery in consumer spending may adversely affect our industry, business and results of operations. Reduced revenues as a result of decreased consumer spending may also reduce our liquidity and otherwise hinder our ability to implement our long term strategy.

We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

        We had, as of February 28, 2015, $5.6 billion of outstanding indebtedness and stockholders' equity of $57.1 million. We also had additional borrowing capacity under our $3.0 billion senior secured revolving credit facility of $1,203.9 million, net of outstanding letters of credit of $71.1 million. Additionally, on April 2, 2015, we issued $1.8 billion aggregate principal amount of our 6.125% senior notes due 2023 to finance the cash portion of our pending acquisition of EnvisionRx. Our earnings were sufficient to cover fixed charges for fiscal 2015 and 2014 by $426.7 million and $233.4 million, respectively. However, our earnings were insufficient to cover fixed charges and preferred stock dividends for fiscal 2013, 2012, and 2011 by $14.0 million, $412.4 million and $564.8 million, respectively.

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

        Our ability to meet our cash requirements, including our debt service obligations, both now and after the completion of the pending acquisition of EnvisionRx, is dependent upon our ability to substantially improve our operating performance, which will be subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. We cannot provide any assurance that our business will generate sufficient cash flow from operations to fund our cash requirements and debt service obligations.

        We believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal 2016 (including following the acquisition of EnvisionRx) and have no significant debt maturities prior to January 2020. However, if our operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, we could face liquidity constraints. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or refinance our indebtedness could have a material adverse effect on us.

Borrowings under our senior secured credit facility are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.

        As of February 28, 2015, $2.7 billion of our outstanding indebtedness bore interest at a rate that varies depending upon the London Interbank Offered Rate ("LIBOR"). Borrowings under our Second Lien facilities Tranche 1 Term Loan due August 2020 and Tranche 2 Term Loan due June 2021 are subject to a minimum LIBOR floor of 100 basis points. Borrowings under our senior secured revolving credit facility are most sensitive to LIBOR fluctuations because there is no floor. If LIBOR rises, the interest rates on outstanding debt will increase. Therefore an increase in LIBOR would increase our interest payment obligations under those loans and have a negative effect on our cash flow and financial condition. We recently increased our borrowing capacity under our senior secured credit facility from $1.795 billion to $3.0 billion (or $3.7 billion upon the repayment of the $650 million aggregate principal amount outstanding under our 8.00% senior secured notes due August 2020 (our "8.00% Notes")), which could increase our exposure to this risk. We currently do not maintain hedging contracts that would limit our exposure to variable rates of interest.

The covenants in the instruments that govern our current indebtedness may limit our operating and financial flexibility.

        The covenants in the instruments that govern our current indebtedness limit our ability to:

  •
  incur debt and liens;

  •
  pay dividends;

  •
  make redemptions and repurchases of capital stock;

  •
  make loans and investments;

  •
  prepay, redeem or repurchase debt;

  •
  engage in acquisitions, consolidations, asset dispositions, sale- leaseback transactions and affiliate transactions (not including the pending acquisition of EnvisionRx or the transactions contemplated thereby);

  •
  change our business;

  •
  amend some of our debt and other material agreements;

  •
  issue and sell capital stock of subsidiaries;

  •
  restrict distributions from subsidiaries; and

  •
  grant negative pledges to other creditors.

        The senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our senior secured credit facility has a financial covenant which requires us to maintain a minimum fixed charge coverage ratio. The covenant requires that, if availability under the revolving credit facility (a) on any date is less than (i) in the case of dates prior to the repayment of our 8.00% Notes, $175.0 million and (ii) in the case of dates on and after the repayment of our 8.00% Notes, $200.0 million, or (b) for three consecutive business days is less than (i) in the case of dates prior to the repayment of our 8.00% Notes, $225.0 million and (ii) in the case of dates on or after the repayment of our 8.00% Notes, $250.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of February 28, 2015, we had availability under our revolving credit facility of $1,203.9 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the senior secured credit facility's financial covenant.

Our stockholders will experience dilution if we issue additional common stock.

        We are generally not restricted from issuing additional shares of our common stock or preferred stock, including, subject to the terms of our outstanding debt instruments, any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities, whether for cash, as part of incentive compensation or in refinancing transactions. Any additional future issuances of common stock, including the issuance of 27.9 million shares of common stock in connection with the EnvisionRx acquisition, will reduce the percentage of our common stock owned by investors who do not participate in such issuances. In most circumstances, stockholders will not be entitled to vote on whether or not we issue additional shares of common stock. The market price of our common stock could decline as a result of issuances of a large number of shares of our common stock or the perception that such issuances could occur.

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

        We purchase all of our brand prescription and, with limited exceptions, all of our generic drugs from a single wholesaler, McKesson. Pharmacy sales represented approximately 68.8% of our total sales during fiscal 2015. While we believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available, a significant disruption in our relationship with McKesson could make it difficult for us to continue to operate our business on a regular basis until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes. We believe we could obtain and qualify alternative sources, including through self-distribution, for substantially all of the prescription drugs we sell on an acceptable basis, and accordingly that the impact of any disruption would be temporary. In addition, because McKesson acts as a wholesaler for drugs purchased from ultimate manufacturers worldwide, any disruption in the supply of a given drug could adversely impact McKesson's ability to fulfill our demands, which could adversely affect us.

A significant disruption in our computer systems or a cyber security breach could adversely affect our operations.

        We rely extensively on our computer systems, including those used by RediClinic and Health Dialog, to manage our ordering, pricing, point-of-sale, inventory replenishment and other processes. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. Although we deploy a layered approach to address information security threats and vulnerabilities, including ones from a cyber security standpoint, designed to protect confidential information against data security breaches, a compromise of our information security controls or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could adversely affect our business, financial position and results of operations. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Any compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or our data could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, fines or lawsuits, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business. Although we maintain cyber security insurance, we cannot assure you that the coverage limits under our insurance program will be adequate to protect us against future claims. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

        We accept payments using a variety of methods, including cash, checks, credit and debit cards, and gift cards, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.

If we fail to protect the security of personal information about our customers and associates, we could be subject to costly government enforcement actions or private litigation.

        Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our web site, or otherwise communicate and interact with us. We also gather and retain information about our associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, security could be compromised and confidential customer or business information misappropriated, for which we have paid related penalties in the past. Loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, payment card associations and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, compliance with more rigorous privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

 Risks Related to our Industry

The markets in which we operate are very competitive and further increases in competition could adversely affect us.

        We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Competition from discount stores has significantly increased during the past few years. Some of our competitors have or may merge with or acquire pharmaceutical services companies, pharmacy benefit managers, mail order facilities or enter into strategic partnership alliances with wholesalers, which may further increase competition. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. In addition, certain of our competitors entered into the pharmacy benefit management industry before us, and there is no assurance that we will successfully compete with entities with more established pharmacy benefit management businesses. Further, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. The ability of our stores to achieve profitability depends on their ability to achieve a critical mass of loyal, repeat customers. We cannot assure you that we will be able to continue to effectively compete in our markets or increase our sales volume in response to further increased competition.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

        Many organizations in the healthcare industry, including pharmacy benefit managers, have consolidated to create larger healthcare enterprises with greater market power, which has resulted in greater pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services. If these pressures result in reductions in our prices, our business will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations.

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

        Sales of prescription drugs reimbursed by third party payors, including the Medicare Part D plans and state sponsored Medicaid and related managed care Medicaid agencies, represented 97.5% of our business in fiscal 2015.

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

        Our business is subject to numerous federal, state and local laws and regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including: (i) suspension of payments from government programs; (ii) loss of required government certifications; (iii) loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; (iv) loss of licenses; or (v) significant fines or monetary penalties. The regulations to which we are subject include, but are not limited to, federal, state and local registration and regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable Medicare and Medicaid Regulations; the Health Insurance Portability and Accountability Act or ("HIPAA"); regulations relating to the protection of the environment and health and safety matters, including those governing exposure to and the management and disposal of hazardous substances; regulations enforced by the U. S. Federal Trade Commission, the U. S. Department of Health and Human Services and the Drug Enforcement Administration as well as state regulatory authorities, governing the sale, advertisement and promotion of products we sell; anti-kickback laws; false claims laws and federal and state laws governing the practice of the profession of pharmacy. We are also governed by federal and state laws of general applicability, including laws regulating matters of wage and hour laws, working conditions, health and safety and equal employment opportunity.

        Additionally, congressional efforts to reform the United States health care system finally came to fruition in 2010 with the passage of the Patient Care Act, which is resulting in significant structural changes to the health insurance system. Although many of the structural changes enacted by Patient Care Act were implemented in 2014, some of the applicable regulations and sub-regulatory guidance have not yet been issued and/or finalized. Therefore, there remains considerable uncertainty as to the full impact of Patient Care Act on our business. We cannot predict what effect, if any, all of the Patient Care Act changes may have on our retail pharmacy and pharmacy services businesses, and it is possible that other legislative or market-driven changes in the health care system that we cannot anticipate could also occur.

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

Risks Related to the Pending Acquisition of EnvisionRx

We are subject to integration risks as a result of the acquisition, and we may not realize the anticipated benefits of the acquisition in the time frame anticipated, or at all.

        We believe we will benefit from the integration of our product and service offerings with those of EnvisionRx, and realize other synergies as a result of the acquisition. However, we are subject to integration risks related to the acquisition, including difficulties in achieving anticipated cost savings, synergies, business opportunities and revenue opportunities from combining the businesses; difficulties in assimilation of employees; and challenges in keeping existing customers and obtaining new customers. Integration efforts between the two companies may also divert management attention and resources. Additionally, we may not be able to successfully capture all anticipated synergies in the time frame anticipated, or at all. Any inability to realize the potential benefits of the acquisition, as well as any delays in integration, could have an adverse effect on our business, financial condition and results of operations.

The announcement and pendency of the acquisition may cause disruptions in the business of EnvisionRx, which could have an adverse effect on their business, financial condition or results of operations and, post-closing, our business, financial condition or results of operations.

        The announcement and pendency of the acquisition could cause disruptions of the business of EnvisionRx. Specifically:

  •
  current and prospective customers of EnvisionRx may experience uncertainty about the ability of EnvisionRx to meet their needs, which might cause customers to obtain PBM and other services elsewhere; and

  •
  while we have entered into employment contracts with a number of key executives from EnvisionRx, current and prospective associates of EnvisionRx may experience uncertainty about their future roles with Rite Aid, which might adversely affect the ability of EnvisionRx to attract and retain key personnel.

        These disruptions could be exacerbated by a delay in the completion of the acquisition and could have an adverse effect on the business, financial condition or results of operations of EnvisionRx prior to the completion of the acquisition and on Rite Aid following the completion of the acquisition.

The pending acquisition is subject to approvals from government entities. Failure to complete the pending acquisition could have a material adverse effect on us.

        We cannot complete the acquisition of EnvisionRx unless we receive various consents, approvals and clearances from various authorities in the United States. While we believe that we will receive the requisite approvals from these authorities, there can be no assurance of this.

        If the acquisition is not completed for any reason, we will have incurred substantial expenses and may incur additional expenses, which may be material, without realizing the anticipated benefits of the acquisition.

Subject to certain limitations, certain holders of equity interests in EnvisionRx may sell Rite Aid common stock following the completion of the acquisition of EnvisionRx, which could cause our stock price to decrease.

        The shares of Rite Aid common stock that certain holders of equity interests in EnvisionRx will receive following the completion of the acquisition of EnvisionRx are restricted, but these holders may sell these shares following the acquisition under certain circumstances, including pursuant to a registered underwritten public offering under the Securities Act or in accordance with Rule 144 under the Securities Act. We have entered into a registration rights agreement with these holders, which will give these holders the right to require us to register all or a portion of their shares at certain times, subject to certain conditions and restrictions. The sale of a substantial number of our shares by these or other stockholders within a short period of time could cause our stock price to decrease, make it more difficult for us to raise funds through future offerings of Rite Aid common stock or acquire other businesses using Rite Aid common stock as consideration.

Item 1B.    Unresolved SEC Staff Comments

        None

Item 2.    Properties

        As of February 28, 2015, we operated 4,570 retail drugstores. The average selling square feet of each store in our chain is approximately 10,000 square feet. The average total square feet of each store in our chain is approximately 12,600. The stores in the eastern part of the U.S. average 8,900 selling square feet per store (11,200 average total square feet per store). The stores in the western part of the U.S. average 14,800 selling square feet per store (19,400 average total square feet per store).

        The table below identifies the number of stores by state as of February 28, 2015:

State	Store Count
Alabama	93
California	577
Colorado	20
Connecticut	77
Delaware	42
District of Columbia	7
Georgia	181
Idaho	13
Indiana	10
Kentucky	116
Louisiana	62
Massachusetts	146
Maine	79
Maryland	142
Michigan	276
Mississippi	26
North Carolina	224
Nevada	1
New Hampshire	68
New Jersey	257
New York	607
Ohio	224
Oregon	72
Pennsylvania	537
Rhode Island	43
South Carolina	95
Tennessee	81
Utah	22
Vermont	37
Virginia	192
Washington	139
West Virginia	104

Total	4,570

        Our stores have the following attributes at February 28, 2015:

Attribute	Number	Percentage
Freestanding	2,824	61.8%
Drive through pharmacy	2,424	53.0%
GNC stores within a Rite Aid store	2,276	49.8%

        We lease 4,310 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases. The remaining 260 drugstore facilities are owned.

        We own our corporate headquarters, which is located in a 205,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We lease 451,500 square feet of space in various buildings near Harrisburg, Pennsylvania for document warehousing use and additional administrative personnel. We own additional buildings near Harrisburg, Pennsylvania which total 105,800 square feet and house our model store and additional administrative personnel.

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

(1)
Satellite distribution locations.

        The original terms of the leases for our distribution centers and satellite distribution locations range from 5 to 20 years. In addition to minimum rental payments, certain distribution centers require tax reimbursement, maintenance and insurance. Most leases contain renewal options, some of which involve rent increases. Although from time to time, we may be near capacity at some of our distribution facilities, particularly at our older facilities, we believe that the capacity of our facilities is adequate.

        On January 28, 2015, we announced our plans to build a 900,000 square foot distribution center in Spartanburg South Carolina (the "Spartanburg distribution center"). We will lease the Spartanburg distribution center under a lease agreement with an initial term of 15 years with subsequent renewal options. In addition to minimum rental payments, we are also required to reimburse the landlord for taxes, maintenance and insurance. Once operational, we plan on consolidating our Charlotte, North Carolina, Tuscaloosa, Alabama and Poca, West Virginia distribution centers into the Spartanburg distribution center, which will service approximately 1,000 stores in the southeastern United States.

        We also own a 55,600 square foot ice cream manufacturing facility and lease a 32,000 square foot storage facility located in El Monte, California.

        As a result of our April 2014 acquisition of RediClinic, we lease approximately 18,071 square feet in 32 HEB grocery stores in Texas under a master lease agreement that contains various renewal options through 2024.

        On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. We also evaluate strategic dispositions and acquisitions of facilities and prescription files. When we reduce in size, close or relocate a store or close distribution center facilities, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of February 28, 2015, we had 6,294,112 square feet of excess space, 4,363,571 square feet of which was subleased.

Item 3.    Legal Proceedings

        We have been named in a collective and class action lawsuit, Indergit v. Rite Aid Corporation et al pending in the United States District Court for the Southern District of New York, filed purportedly on behalf of current and former store managers working in our stores at various locations around the country. The lawsuit alleges that we failed to pay overtime to store managers as required under the FLSA and under certain New York state statutes. The lawsuit also seeks other relief, including liquidated damages, punitive damages, attorneys' fees, costs and injunctive relief arising out of state and federal claims for overtime pay. On April 2, 2010, the Court conditionally certified a nationwide collective group of individuals who worked for us as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery as to certification issues has been completed. On September 26, 2013, the Court granted Rule 23 class certification of the New York store manager claims as to liability only, but denied it as to damages, and denied our motion for decertification of the nationwide collective action claims. We filed a motion seeking reconsideration of the Court's September 26, 2013 decision which motion was denied in June 2014. We subsequently filed a petition for an interlocutory appeal of the Court's September 26, 2013 ruling with the U. S. Court of Appeals for the Second Circuit which petition was denied in September 2014. Once approved by the Court, notice of the Rule 23 class certification as to liability only will be sent to approximately 1,750 current and former store managers in the state of New York. At this time, we are not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit. Our management believes, however, that this lawsuit is without merit and is vigorously defending this lawsuit.

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

        With respect to cases involving pharmacist meal and rest periods (Chase and Scherwin v. Rite Aid Corporation pending in Los Angeles County Superior Court and Kyle v. Rite Aid Corporation pending in Sacramento County Superior Court), during the period ended March 1, 2014, we recorded a legal accrual with respect to these matters. We and the attorneys representing the putative class of pharmacists have agreed to a class wide settlement of the case of $9.0 million subject to final Court approval. The parties are in the process of obtaining Court approval.

        In the employee seating case (Hall v. Rite Aid Corporation, San Diego County Superior Court), the Court, in October 2011, granted the plaintiff's motion for class certification. We filed our motion for decertification, which motion was granted in November 2012. Plaintiff subsequently appealed the Court's order which appeal was granted in May 2014. We filed a petition for review of the appellate court's decision with the California Supreme Court, which petition was denied in August 2014. Proceedings in the Hall case are stayed pending a decision by the California Supreme Court in two similar cases. With respect to the California Cases (other than Chase and Scherwin and Kyle), we, at this time, are not able to predict either the outcome of these lawsuits or estimate a potential range of loss with respect to said lawsuits.

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

        In April 2012, we received an administrative subpoena from the Drug Enforcement Administration ("DEA"), Albany, New York District Office, requesting information regarding our sale of products containing pseudoephedrine ("PSE"). In April 2012, we also received a communication from the United States Attorneys Office ("USAO") for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 ("CMEA"). In April 2013, we received additional administrative subpoenas from DEA concerning certain retail PSE transactions at New York stores and the USAO commenced discussions with us regarding whether, from 2009 (upon implementation of an electronic PSE transaction logbook system) through the present, we sold products containing PSE in violation of the CMEA. We received additional administrative subpoenas from the DEA beginning in December 2013 requesting information in connection with an investigation of violations of the CMEA in West Virginia. Violations of the CMEA could result in the imposition of administrative, civil and/or criminal penalties against us. We are cooperating with the government and continue to provide information responsive to the subpoenas. We have entered into a tolling agreement with the USAO. Discussions are underway to resolve these matters, but whether an agreement can be reached and on what terms are uncertain. While our management cannot predict the outcome of these matters, it is possible that our results of operations or cash flows could be materially affected by an unfavorable resolution.

        In January 2013, the DEA, Los Angeles District Office, served an administrative subpoena on us seeking documents related to prescriptions by a certain prescriber. The USAO, Central District of California, also contacted us about a related investigation into allegations that Rite Aid pharmacies filled certain controlled substance prescriptions for a number of practitioners after their DEA registrations had expired or otherwise become invalid in violation of the federal Controlled Substances Act and DEA regulations. We responded to the administrative subpoena and subsequent informal requests for information from the USAO. We met with the USAO and DEA in January 2014 and are involved in ongoing discussions with the government regarding this matter. We recorded a legal accrual during the period ended March 1, 2014.

        We were served with a Civil Investigative Demand ("CID") dated June 21, 2013 by the USAO for the Eastern District of California and the Attorney General's Office of the State of California (the "AG"). The CID requests records and responses to interrogatories regarding Rite Aid's Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated "Code 1" by the State of California. We are in the process of producing responsive documents and interrogatory responses to the USAO and AG and are unable to predict the timing or outcome of any review by the government of such information.

        In addition to the above described matters, we are subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of business. While our management cannot predict the outcome of any of the claims, our management does not believe that the outcome of any of these legal matters will be material to our consolidated financial position. It is possible, however, that our results of operations or cash flows could be materially affected by an unfavorable resolution of pending litigation or contingencies.

Item 4.    Mine Safety Disclosures

        Not applicable

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is listed on the NYSE under the symbol "RAD." On April 9, 2015, we had approximately 20,940 stockholders of record. Quarterly high and low closing stock prices, based on the composite transactions, are shown below.

Fiscal Year	Quarter	High	Low
2016 (through April 9, 2015)	First	$8.87	$7.31
2015	First	8.38	6.05
	Second	8.50	5.98
	Third	6.64	4.51
	Fourth	8.34	5.39
2014	First	2.97	1.65
	Second	3.52	2.74
	Third	5.92	3.46
	Fourth	6.74	4.99

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

        We expect to issue approximately 27.9 million shares of common stock in connection with closing of the EnvisionRx acquisition, which is expected to occur no earlier than in the second quarter of fiscal 2016.

STOCK PERFORMANCE GRAPH

        The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Russell 1000 Consumer Staples Index, (ii) the Russell 2000 Consumer Staples Index, (iii) the Russell 1000 Index, and (iv) the Russell 2000 Index, over the same period (assuming the investment of $100.00 in our common stock and such indexes on February 27, 2010 and reinvestment of dividends).

        For comparison of cumulative total return, we have elected to use the Russell 1000 Consumer Staples Index, consisting of 48 companies including the three largest drugstore chains, the Russell 2000 Consumer Staples Index, consisting of 58 companies, the Russell 1000 Index, and the Russell 2000 Index. This allows comparison of the company to a peer group of similar sized companies. We are one of the companies included in the Russell 1000 Consumer Staples Index and the Russell 1000 Index. The Russell 1000 Consumer Staples Index is a capitalization-weighted index of companies that provide products directly to consumers that are typically considered nondiscretionary items based on consumer purchasing habits. The Russell 1000 Index consists of the largest 1000 companies in the Russell 3000 Index and represents the universe of large capitalization stocks from which many active money managers typically select. The Russell 2000 Consumer Staples Index is a capitalization-weighted index of companies that provide products directly to consumers that are typically considered nondiscretionary items based on consumer purchasing habits. The Russell 2000 Index consists of the smallest 2000 companies in the Russell 3000 Index and represents the universe of small capitalization stocks from which many active money managers typically select.

STOCK PERFORMANCE GRAPH
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100 on February 27, 2010
February 28, 2015

	2011	2012	2013	2014	2015
RITE AID CORP	84.21	109.87	110.53	433.55	525.00
Russell 1000 Index	122.89	129.91	147.45	185.96	213.62
Russell 2000 Index	132.35	131.01	151.56	198.59	209.78
Russell 1000 Consumer Staples Index	114.52	133.26	157.08	180.21	220.22
Russell 2000 Consumer Staples Index	117.14	122.34	143.97	198.91	229.70

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes.

	Fiscal Year Ended
	February 28, 2015 (52 weeks)	March 1, 2014 (52 weeks)	March 2, 2013 (52 weeks)	March 3, 2012 (53 weeks)	February 26, 2011 (52 weeks)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Revenues	$26,528,377	$25,526,413	$25,392,263	$26,121,222	$25,214,907
Costs and expense:
Cost of goods sold	18,951,645	18,202,679	18,073,987	19,327,887	18,522,403
Selling, general and administrative expenses	6,695,642	6,561,162	6,600,765	6,531,411	6,457,833
Lease termination and impairment charges	41,945	41,304	70,859	100,053	210,893
Interest expense	397,612	424,591	515,421	529,255	547,581
Loss on debt retirements, net	18,512	62,443	140,502	33,576	44,003
Gain on sale of assets, net	(3,799)	(15,984)	(16,776)	(8,703)	(22,224)

Total costs and expenses	26,101,557	25,276,195	25,384,758	26,513,479	25,760,489

Income (loss) before income taxes	426,820	250,218	7,505	(392,257)	(545,582)
Income tax (benefit) expense	(1,682,353)	804	(110,600)	(23,686)	9,842

Net income (loss)	$2,109,173	$249,414	$118,105	$(368,571)	$(555,424)

Basic and diluted income (loss) per share:
Basic income (loss) per share	$2.17	$0.23	$0.12	$(0.43)	$(0.64)

Diluted income (loss) per share	$2.08	$0.23	$0.12	$(0.43)	$(0.64)

Year-End Financial Position:
Working capital	$1,736,758	$1,777,673	$1,830,777	$1,934,267	$1,991,042
Property, plant and equipment, net	2,091,369	1,957,329	1,895,650	1,902,021	2,039,383
Total assets	8,863,252	6,944,871	7,078,719	7,364,291	7,555,850
Total debt	5,644,943	5,757,143	6,033,531	6,328,201	6,219,865
Stockholders' equity (deficit)	57,056	(2,113,702)	(2,459,434)	(2,586,756)	(2,211,367)
Other Data:
Cash flows provided by (used in):
Operating activities	648,959	702,046	819,588	266,537	395,849
Investing activities	(593,685)	(364,924)	(346,305)	(221,169)	(156,677)
Financing activities	(85,781)	(320,168)	(506,116)	25,801	(251,650)
Capital expenditures	539,386	421,223	382,980	250,137	186,520
Basic weighted average shares	971,102	922,199	889,562	885,819	882,947
Diluted weighted average shares	1,017,861	979,092	907,259	885,819	882,947
Number of retail drugstores	4,570	4,587	4,623	4,667	4,714
Number of associates	89,000	89,000	89,000	90,000	91,800

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Net income for fiscal 2015 was $2,109.2 million or $2.17 per basic and $2.08 per diluted share compared to net income for fiscal 2014 of $249.4 million or $0.23 per basic and diluted share. Net income for fiscal 2015 was impacted by a reduction of the deferred tax asset valuation allowance and a full year provision of income tax expense at a statutory rate, the net effect of which resulted in an income tax benefit of $ 1,682.4 million, or $1.65 per diluted share, which is further described in the "Income Taxes" section below. Also contributing to the increase in net income was a LIFO credit of $18.9 million versus a LIFO charge of $104.1 million in fiscal 2014, lower loss on debt retirements, and lower interest expense.

        Adjusted EBITDA for fiscal 2015 was $1,322.8 million or 5.0 percent of revenues, compared to $1,325.0 million or 5.2 percent of revenues for fiscal year 2014. Adjusted EBITDA was positively impacted by an increase in pharmacy and front end gross profit, offset by an increase in selling, general and administrative expenses related to our higher level of sales.

        On February 17, 2014, we executed an expanded five-year agreement with McKesson Corporation ("McKesson") for pharmaceutical purchasing and distribution (our "Purchasing and Delivery Arrangement"). As part of our Purchasing and Delivery Arrangement, McKesson assumed responsibility for purchasing substantially all of the brand and generic medications we dispense as well as providing a new direct store delivery model to all of our stores. This arrangement, which has been fully implemented during fiscal 2015, has allowed us to leverage the scale of both companies to deliver greater purchasing and distribution efficiencies, ensure the highest levels of service for our customers, and improve working capital through the reduction of pharmacy inventory.

        Our operating results are described in more detail in the "Results of Operations" section below. Some of the key factors that impacted our results are summarized as follows:

        Sales Trends:    Our revenue growth for fiscal 2015 was 3.9% compared to revenue growth of 0.5% for fiscal 2014. Fiscal 2015 revenues were positively impacted by an increase in same store sales and same store prescription count, partially offset by a negative impact from generic introductions, lower reimbursement rates, and store closings.

        Gross Profit:    Our gross profit was positively impacted by the increase in both pharmacy and front end revenues, the continued impact of generic drugs, which have a higher gross profit than their brand counterparts, purchasing efficiencies realized through our Purchasing and Delivery Arrangement, and a LIFO credit of $18.9 million versus a LIFO charge of $104.1 million in fiscal 2014. The positive impacts were somewhat offset by continued pharmacy reimbursement rate pressures. The current year LIFO credit was due to higher generic deflation and pharmacy inventory reductions in connection with our Purchasing and Delivery Arrangement.

        Selling, General and Administrative Expenses:    Our selling, general and administrative expenses ("SG&A") decreased as a percentage of revenues in fiscal 2015 as a result of leveraging the increase in revenues and through various cost control initiatives. The increase on a dollar basis in fiscal 2015 is due primarily to higher salary and payroll related expenses to support our increased sales volume and operating costs of Health Dialog and RediClinic.

        Lease Termination and Impairment Charges:    We recorded lease terminations and impairment charges of $41.9 million in fiscal 2015 compared to $41.3 million in fiscal 2014. Our charges have remained consistent with the prior year due to similar financial results and store closure activity.

        Debt Refinancing and Other Capital Transactions:    During fiscal 2015, we continued to take steps to extend the terms of our debt, reduce interest expense and to obtain more flexibility. We expect to engage in similar efforts in the future. During fiscal 2015 and fiscal 2014, we completed several refinancing transactions which caused interest expense to decrease by $26.9 million in fiscal 2015. In January 2015, we amended and restated our senior secured credit facility ("Amended and Restated Senior Secured Credit Facility" or "revolver"), which, among other things, increased our borrowing capacity to $3.0 billion (increasing to $3.7 billion upon the repayment of our 8.00% senior secured notes (second lien) due August 2020) and extended the maturity to January 2020. We used borrowings under the revolver to repay and retire all of the $1.144 billion outstanding under our Tranche 7 Senior Secured Term Loan due 2020. We expect, at current rates, to save approximately $20.0 million in annual interest expense, based on a $3.0 billion revolver, and approximately $50.0 million in annual interest expense based on a $3.7 billion revolver and the redemption of our 8.00% senior secured notes (second lien) due August 2020. In addition, in October 2014, we redeemed our outstanding $270.0 million aggregate principal amount of 10.25% senior notes due October 2019. These transactions are described in more detail in the "Liquidity and Capital Resources" section below.

        Income Tax Valuation Allowance Adjustment:    Net income for fiscal 2015 included income tax benefit of $1,682.4 million, compared to income tax expense of $0.8 million for fiscal 2014. Income tax benefit for fiscal 2015 was primarily the result of the reduction of the valuation allowance against substantially all of the net deferred tax assets as described in detail below. We have assessed and considered all of the available evidence and determined that we had returned to profitability for a sustained period and our future projections indicate that substantially all of our federal deferred tax assets and a portion of our state deferred tax assets are more likely than not realizable in the future. Accordingly, we recorded a reduction in our valuation allowance and an income tax benefit of $1,841.3 million. We evaluated the following evidence (1) achievement of three years of cumulative profitability during the current fiscal year, (2) a consistent pattern of earnings in the past three years, (3) utilization of federal and state net operating losses to significantly eliminate cash taxes for the last 3 years as well as (4) business plans showing continued profitability. The reduction of the valuation allowance in the fourth quarter was based on a pattern of sustained earnings exhibited by us over the most recent 10 quarters through February 28, 2015, projected future taxable income and our historical ability of predicting earnings and presents sufficient objective and verifiable evidence that forecasts can be used to estimate the future utilization of our loss carryforwards. Based on these factors we have determined that it is more likely than not that a substantial portion of our deferred tax assets are realizable and adjusted the valuation allowance accordingly.

        Income tax expense for fiscal 2014 resulted in an increase in the deferred tax valuation allowance to offset the windfall tax benefits recorded in additional paid-in capital ("APIC") pursuant to the tax law ordering approach, offset by adjustments to unrecognized tax benefits due to the lapse of statute of limitations. Additionally, the income tax expense for 2014 was recorded net of adjustments to maintain a full valuation allowance against our net deferred tax assets.

  Results of Operations

  Revenue and Other Operating Data

	Year Ended
	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)
	(Dollars in thousands)
Revenues	$26,528,377	$25,526,413	$25,392,263
Revenue growth (decline)	3.9%	0.5%	(2.8)%
Same store sales growth (decline)	4.3%	0.7%	(0.3)%
Pharmacy sales growth (decline)	5.1%	0.9%	(1.6)%
Same store prescription count increase (decrease)	3.5%	(0.3)%	3.4%
Same store pharmacy sales growth (decline)	5.8%	1.2%	(1.0)%
Pharmacy sales as a % of total sales	68.8%	67.9%	67.6%
Third party sales as a % of total pharmacy sales	97.5%	97.0%	96.6%
Front-end sales growth (decline)	0.8%	(0.4)%	0.8%
Same store front-end sales growth (decline)	1.2%	(0.2)%	1.4%
Front-end sales as a % of total sales	31.2%	32.1%	32.4%
Adjusted EBITDA(*)	$1,322,843	$1,324,959	$1,128,379
Store data:
Total stores (beginning of period)	4,587	4,623	4,667
New stores	2	—	—
Store acquisitions	9	1	—
Closed stores	(28)	(37)	(44)
Total stores (end of period)	4,570	4,587	4,623
Relocated stores	14	11	13
Remodeled and expanded stores	445	409	516

(*)
See Adjusted EBITDA and Other Non-GAAP Measures for additional details

  Revenues

        Fiscal 2015 compared to Fiscal 2014:    The 3.9% increase in revenue was due primarily to an increase in pharmacy and front end same store sales and incremental revenues from Health Dialog and RediClinic, which were acquired during April 2014. Same store sales trends for fiscal 2015 and fiscal 2014 are described in the following paragraphs. We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocation stores are not included in same store sales until one year has lapsed.

        Pharmacy same store sales increased 5.8%. Pharmacy same store sales were positively impacted by an increase of 3.5% in same store prescription count, which reflects higher utilization in Medicaid expansion states and an increase in immunizations and flu incidents, and brand drug inflation. The increases were partially offset by the continued impact of increases in generic drugs, which have a substantially lower selling price than their brand counterparts but higher gross profit. Pharmacy same store sales were also negatively impacted by continued reimbursement rate pressures. We expect lower reimbursement rates to continue to have a negative impact on our revenues.

        Front end same store sales increased 1.2%. The increase in same store front end sales was impacted by the positive impact of our wellness + loyalty program, incremental sales from our 1,634 Wellness format stores, and other management initiatives to increase front end sales. Active wellness + members, defined as those who have used their cards at least twice during the last twenty-six weeks, was nearly 25 million as of February 28, 2015.

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

  Costs and Expenses

	Year Ended
	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)
	(Dollars in thousands)
Costs of goods sold	$18,951,645	$18,202,679	$18,073,987
Gross profit	7,576,732	7,323,734	7,318,276
Gross margin	28.6%	28.7%	28.8%
FIFO gross profit(*)	7,557,875	7,427,876	7,170,394
FIFO gross margin(*)	28.5%	29.1%	28.2%
Selling, general and administrative expenses	$6,695,642	$6,561,162	$6,600,765
Selling, general and administrative expenses as a percentage of revenues	25.2%	25.7%	26.0%
Lease termination and impairment charges	41,945	41,304	70,859
Interest expense	397,612	424,591	515,421
Loss on debt retirements, net	18,512	62,443	140,502
Gain on sale of assets, net	(3,799)	(15,984)	(16,776)

(*)
See Adjusted EBITDA and Other Non-GAAP Measures for additional details

  Gross Profit and Cost of Goods Sold

        Gross profit increased by $253.0 million in fiscal 2015 compared to fiscal 2014. Pharmacy gross profit was higher due to the increase in pharmacy revenues resulting primarily from increased prescription count, and purchasing efficiencies realized through our Purchasing and Delivery Arrangement, partially offset by reimbursement rate pressures and a prior year favorable reimbursement rate adjustment relating to the decision by California to exclude certain drugs from the retroactive California Department of Healthcare Services (MediCal) reimbursement rate adjustments. Front end gross profit was higher mainly due to higher sales. Gross profit was also positively impacted by a LIFO credit of $18.9 million versus a LIFO charge of $104.1 million in fiscal 2014, and additional revenues from Health Dialog and RediClinic.

        Overall gross margin was 28.6% for fiscal 2015 compared to 28.7% in fiscal 2014. Gross margin was lower due primarily to continued pharmacy reimbursement rate pressures and the prior year MediCal decision, partially offset by a LIFO credit of $18.9 million versus a LIFO charge of

$104.1 million in fiscal 2014, and savings associated with our Purchasing and Delivery Arrangement. We expect lower reimbursement rates to continue to have a negative impact on our gross margin.

        Gross profit increased by $5.5 million in fiscal 2014 compared to fiscal 2013. Pharmacy gross profit was higher due to the continued benefit of generic drug introductions, purchasing efficiencies on generic drugs, favorable reimbursement rate adjustments from a decision by California to exclude certain drugs from the retroactive MediCal reimbursement rate adjustments as well as from certain commercial third party payors and brand drug inflation, partially offset by a decrease in same store prescription count and continued reimbursement pressures. Front-end gross profit was slightly higher due to higher vendor promotional funding, partially offset by lower sales and higher promotional markdowns. Gross profit was negatively impacted by a LIFO charge in fiscal 2014 compared to a LIFO credit in fiscal 2013. Overall gross margin was 28.7% for fiscal 2014 compared to 28.8% in fiscal 2013.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. The LIFO credit for fiscal 2015 was $18.9 million compared to a LIFO charge of $104.1 million in fiscal 2014 and a LIFO credit of $147.9 million in fiscal 2013. The LIFO credit for fiscal 2015 as compared to the LIFO charge in the prior year is due primarily to higher generic deflation and lower pharmacy inventory in our distribution centers resulting from our Purchasing and Delivery Arrangement.

        During fiscal 2014, we experienced higher inflation on brand pharmacy products than during fiscal 2013, partially offset by deflation on generic pharmacy products, which contributed to overall inflation in fiscal 2014 and a LIFO charge of $104.1 million.

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

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenue was 25.2% in fiscal 2015 compared to 25.7% in fiscal 2014. The decrease in SG&A as a percentage of revenues for fiscal 2015 was a result of leveraging the increase in revenues and through various cost control initiatives. The increase in SG&A on a dollar basis of $134.5 million in fiscal 2015 compared to fiscal 2014 is due primarily to higher salary and payroll related expenses, other store operating expenses and operating costs of Health Dialog and RediClinic. These amounts are partially offset by the $30.5 million fiscal 2014 tax indemnification asset reversal, which did not recur in fiscal 2015. The prior year reversal of $30.5 million of tax indemnification assets resulted from our settlement with the IRS associated with a pre-acquisition Brooks Eckerd tax audit, and was offset by an income tax benefit.

        SG&A as a percentage of revenues was 25.7% in fiscal 2014 compared to 26.0% in fiscal 2013. The decrease in SG&A as a percentage of revenues for fiscal 2014 was a result of leveraging the increase in revenues and through various cost control initiatives. SG&A expenses decreased by $39.6 million in fiscal 2014 compared to fiscal 2013 due primarily to a lower reversal of certain tax indemnification assets, lower litigation costs and legal and professional fees, advertising, and depreciation and amortization. These amounts are partially offset by increased salary and benefit costs in fiscal 2014 as well as the $18.1 million favorable payment card interchange fee litigation settlement in fiscal 2013. Both the fiscal 2014 and 2013 reversals of $30.5 million and $91.3 million, respectively, of tax indemnification assets resulting from our settlement with the IRS associated with a pre-acquisition Brooks Eckerd tax audit, are offset by an income tax benefit.

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

        We recorded impairment charges of $14.4 million in fiscal 2015, $13.1 million in fiscal 2014 and $24.9 million in fiscal 2013. Our methodology for recording impairment charges has been consistently applied in the periods presented.

        At February 28, 2015, approximately $2.0 billion of our long-lived assets, including intangible assets, were associated with 4,570 active operating stores.

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

        We recorded impairment charges for active stores of $12.1 million in fiscal 2015, $11.7 million in fiscal 2014 and $24.0 million in fiscal 2013.

        We review key performance results for active stores on a quarterly basis and approve certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors, in addition to, the operating store's individual operating results. We currently have no plans to close a significant number of active stores in future periods. In the next fiscal year, we currently expect to close approximately 40 stores, primarily as a result of lease expirations. We recorded impairment charges for closed facilities of $2.3 million in fiscal 2015, $1.3 million in fiscal 2014 and $0.9 million in fiscal 2013.

        The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2015, 2014 and 2013:

	Year Ended
	February 28, 2015		March 1, 2014		March 2, 2013
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Closed facilities:
Actual and approved store closings	24	$372	31	$531	29	$325
Actual and approved relocations	2	50	—	—	—	—
Existing surplus properties	9	1,890	7	798	5	594

Total impairment charges-closed facilities	35	2,312	38	1,329	34	919
Active stores:
Stores previously impaired(1)	376	6,949	378	4,162	469	5,835
New, relocated and remodeled stores(2)	2	1,108	1	4,028	14	9,190
Remaining stores not meeting the recoverability test(3)	16	4,069	17	3,558	47	8,948

Total impairment charges-active stores	394	12,126	396	11,748	530	23,973
Total impairment charges-all locations	429	$14,438	434	$13,077	564	$24,892

(1)
These charges are related to stores that were impaired for the first time in prior periods. Most active stores, requiring an impairment charge, are fully impaired in the first period that they do not meet their asset recoverability test. However, we do often make ongoing capital additions to certain stores to improve their operating results or to meet geographical competition, which if later are deemed to be unrecoverable, will be impaired in future periods. Of this total, 369, 375 and 464 stores for fiscal years 2015, 2014 and 2013, respectively have been fully impaired. Also included in these charges are an insignificant number of stores, which were only partially impaired in prior years based on our analysis that supported a reduced net book value greater than zero, but now require additional charges.

(2)
These charges are related to new stores (open at least 3 years) and relocated stores (relocated in the last 2 years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met our original return on investment projections and have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 1, 1 and 14 stores for fiscal years 2015, 2014 and 2013, respectively have been fully impaired.

(3)
These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 14, 14 and 43 stores for fiscal years 2015, 2014 and 2013, respectively have been fully impaired.

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

        To the extent that actual future cash flows may differ from our projections materially certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 basis point decrease in our future sales assumptions as of February 28, 2015 would have resulted in an additional fiscal 2015 impairment charge of $1.4 million. A 50 basis point increase in our future sales assumptions as of February 28, 2015 would have reduced the fiscal 2015 impairment charge by $0.6 million. A 100 basis point decrease in our future sales assumptions as of February 28, 2015 would have resulted in an additional fiscal 2015 impairment charge of $3.1 million. A 100 basis point increase in our future sales assumptions as of February 28, 2015 would have reduced the fiscal 2015 impairment charge by $0.9 million.

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

        In fiscal 2015, 2014 and 2013, we recorded lease termination charges of $27.5 million, $28.2 million and $46.0 million, respectively. These charges related to changes in future assumptions, interest accretion and provisions for 10 stores in fiscal 2015, 15 stores in fiscal 2014 and 14 stores in fiscal 2013. Of the approximate 40 store closures for fiscal 2016, we anticipate 10 will require a store lease closing provision.

  Interest Expense

        In fiscal 2015, 2014, and 2013, interest expense was $397.6 million, $424.6 million and $515.4 million, respectively. The decrease in interest expense was a result of the redemption of our outstanding $270.0 million aggregate principal amount of 10.25% senior notes due October 2019 in the third quarter of fiscal 2015 and refinancing activities during the first quarter of fiscal 2015 and the first and second quarters of fiscal 2014. The reduction in interest expense in fiscal 2014 compared to fiscal 2013 is primarily the result of refinancing during the fourth quarter of fiscal 2013 and the first and second quarters of fiscal 2014.

        The annual weighted average interest rates on our indebtedness in fiscal 2015, 2014 and 2013 were 5.7%, 6.4% and 7.1%, respectively.

  Income Taxes

        Income tax benefit of $1,682.4 million, income tax expense of $0.8 million and income tax benefit of $110.6 million, has been recorded for fiscal 2015, 2014 and 2013, respectively. Net income for fiscal 2015 included income tax benefit of $1,841.3 million attributable to the reduction of the deferred tax valuation allowance.

        ASC 740, "Income Taxes" requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. We take into account all available positive and negative evidence with regard to the recognition of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect recognition of a deferred tax asset, carryback and carryforward periods and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods. Accordingly, changes in the valuation allowance from period to period are included in the tax provision in the period of change.

        The reduction of the valuation allowance is the result of an accumulation of objective and verifiable positive evidence out weighing the negative evidence. Through fiscal 2014, we had a cumulative loss over a three year window. Our positive evidence of sustained profitability includes the following: the achievement of cumulative profitability in fiscal 2015, reported earnings for ten consecutive quarters, established a pattern of utilization of federal and state net operating losses against taxable income over the last three years and demonstrated the Company's historical ability of predicting earnings such that management concluded that forecasts can be used to estimate the future utilization of our loss carryforwards. Based upon the Company's projections of future taxable income over the periods in which the deferred tax assets are recoverable, management believes that it is more likely than not that the Company will realize the benefits of substantially all the net deferred tax assets existing at February 28, 2015.

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

        We maintained a valuation allowance of $231.7 million and $2,060.8 million against remaining net deferred tax assets at fiscal year-end 2015 and 2014, respectively.

  Dilutive Equity Issuances

        On February 28, 2015, 988.6 million shares of common stock, which includes unvested restricted shares, were outstanding and an additional 66.5 million shares of common stock were issuable related to outstanding stock options and convertible notes.

        On February 28, 2015, our 66.5 million shares of potentially issuable common stock consisted of the following (shares in thousands):

Strike price	Outstanding Stock Options(a)	Convertible Notes	Total
$0.99 and under	1,002	—	1,002
$1.00 to $1.99	30,309	—	30,309
$2.00 to $2.99	4,401	24,792	29,193
$3.00 to $3.99	338	—	338
$4.00 to $4.99	1,144	—	1,144
$5.00 to $5.99	3	—	3
$6.00 to $6.99	1,694	—	1,694
$7.00 and over	2,777	—	2,777

Total issuable shares	41,668	24,792	66,460

(a)
The exercise of these options would provide cash of $87.3 million.

        The above table does not reflect approximately 27.9 million shares of our common stock to be issued in connection with our pending acquisition of EnvisionRx.

Liquidity and Capital Resources

General

        We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our senior secured revolving credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of February 28, 2015 was $1,204.1 million, which consisted of revolver borrowing capacity of $1,203.9 million and invested cash of $0.2 million.

Credit Facility

        On January 13, 2015, we amended and restated our senior secured credit facility ("Amended and Restated Senior Secured Credit Facility" or "revolver"), which, among other things, increased borrowing capacity from $1.795 billion to $3.0 billion (increasing to $3.7 billion upon the repayment of our 8.00% senior secured notes due August 2020 ("8.00% Notes")), and extended the maturity to January 2020 from February 2018. We used borrowings under the revolver to repay and retire all of the $1.144 billion outstanding under our Tranche 7 Senior Secured Term Loan due 2020, along with associated fees and expenses. Borrowings under the revolver bear interest at a rate per annum between LIBOR plus 1.50% and LIBOR plus 2.00% based upon the average revolver availability (as defined in the Amended and Restated Senior Secured Credit Facility). We are required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the revolver, depending on the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). Amounts drawn under the revolver become due and payable on January 13, 2020.

        On February 10, 2015, we amended the Amended and Restated Senior Secured Credit Facility to, among other things, increase the flexibility of Rite Aid to incur and/or issue unsecured indebtedness, including in connection with the arrangements contemplated by the merger agreement executed in connection with the Pending Acquisition, and made certain other modifications to the covenants applicable to Rite Aid and its subsidiaries.

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At February 28, 2015, we had $1,725.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $71.1 million, which resulted in additional borrowing capacity of $1,203.9 million. If at any time the total credit exposure outstanding under our Amended and Restated Senior Secured Credit Facility and the principal amount of our other senior obligations exceeds the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall.

        The Amended and Restated Senior Secured Credit Facility restricts us and the subsidiary guarantors from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store deposit accounts, cash necessary to cover our current liabilities, cash proceeds of escrow notes issued in connection with a proposed business acquisition, including the proceeds from our April 2, 2015 issuance of $1.8 billion of our 6.125% senior notes due 2023, issued to finance the cash portion of our pending acquisition of EnvisionRx, and certain other exceptions) and from accumulating cash on hand with revolver borrowings in excess of $100.0 million over three consecutive business days. The Amended and Restated Senior Secured Credit Facility also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under our Amended and Restated Senior Secured Credit Facility or (b) the sum of revolver availability under our Amended and Restated Senior Secured Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $100.0 million for three consecutive business days (a "cash sweep period"), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Amended and Restated Senior Secured Credit Facility, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our Amended and Restated Senior Secured Credit Facility.

        The Amended and Restated Senior Secured Credit Facility allows us to have outstanding, at any time, up to $1.5 billion (or $1.8 billion solely to the extent incurred in anticipation of the funding of the Pending Acquisition) in secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Amended and Restated Senior Secured Credit Facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest of (a) the fifth anniversary of the effectiveness of the Amended and Restated Senior Secured Credit Facility and (b) the latest maturity date of any Term Loan or Other Revolving Loan (each as defined in the Amended and Restated Senior Secured Credit Facility) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date and, with respect to any escrow notes issued by Rite Aid, excluding any special mandatory redemption of the type described in clause (iii) of the definition of "Escrow Notes" in the Amended and Restated Senior Secured Credit Facility). Subject to the limitations described in clauses (a) and (b) of the immediately preceding sentence, the Amended and Restated Senior Secured Credit Facility additionally allows us to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Amended and Restated Senior Secured Credit Facility) is not in effect; provided, however, that certain of our other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Amended and Restated Senior Secured Credit Facility also contains certain restrictions on the amount of secured first priority debt we are able to incur. The Amended and Restated Senior Secured Credit Facility also allows for the voluntary repurchase of any debt or the mandatory repurchase of our 8.5% convertible notes due 2015 or other convertible debt, so long as the Amended and Restated Senior Secured Credit Facility is not in default and we maintain availability under our revolving credit facility of more than (i) prior to the repayment of our 8.00% Notes, $300.0 million and (ii) on and after the repayment of our 8.00% Notes, $365.0 million.

        As of January 13, 2015, the Amended and Restated Senior Secured Credit Facility has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolving credit facility is less than (i) in the case of dates prior to the repayment of our 8.00% Notes, $175.0 million and (ii) in the case of dates on and after the repayment of our 8.00% Notes, $200.0 million or (b) on the third consecutive business day on which availability under the revolving credit facility is less than (i) in the case of dates prior to the repayment of our 8.00% Notes, $225.0 million and (ii) in the case of dates on or after the repayment of our 8.00% Notes, $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolving credit facility is equal to or greater than (i) in the case of dates prior to the repayment of our 8.00% Notes, $225.0 million and (ii) in the case of dates on or after the repayment of our 8.00% Notes, $250.0 million. As of February 28, 2015, the availability was at a level that did not did not trigger this covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

        The Amended and Restated Senior Secured Credit Facility provides for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repayment repurchase, redemption or defeasance of such debt. The mandatory repurchase of the 8.5% convertible notes due 2015, any escrow notes issued in connection with the Pending Acquisition or any other convertible debt are excluded from this event of default.

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

        The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of February 28, 2015, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.5 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of February 28, 2015, we had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

Other 2015 Transactions

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

Financing for the Pending Acquisition

        On April 2, 2015, we issued $1.8 billion aggregate principal amount of our 6.125% senior notes due 2023 to finance the cash portion of our pending acquisition of EnvisionRx. Our obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of our subsidiaries that guarantee our obligations under our senior secured credit facility (the "Senior Credit Facility"), the Tranche 1 Term Loan, the Tranche 2 Term Loan, and the 8.00% Notes, the 9.25% Notes and our 6.75% senior notes due 2021 (the "6.75% Notes") (the "Rite Aid Subsidiary Guarantors"), and, upon completion of the acquisition, by EnvisionRx and certain of its domestic subsidiaries other than Envision Insurance Company (the "EnvisionRx Subsidiary Guarantors" and, together with the Rite Aid Subsidiary Guarantors, the "Subsidiary Guarantors"). The guarantees will be unsecured. The 6.125% senior notes are unsecured, unsubordinated obligations of Rite Aid Corporation and will rank equally in right of payment with all of our other unsecured, unsubordinated indebtedness. In the unlikely event that we do not complete the acquisition, we can redeem these notes at a price of 101 or can use the proceeds to refinance other indebtedness.

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

Off-Balance Sheet Arrangements

        As of February 28, 2015, we had no material off balance sheet arrangements, other than operating leases as included in the table below.

Contractual Obligations and Commitments

        The following table details the maturities of our indebtedness and lease financing obligations as of February 28, 2015, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$386,625	$628,630	$2,353,630	$4,171,193	$7,540,078
Capital lease obligations(2)	37,592	32,826	20,611	27,507	118,536
Operating leases(3)	1,017,273	1,885,243	1,499,835	3,395,003	7,797,354
Open purchase orders	264,819	—	—	—	264,819
Other, primarily self insurance and retirement plan obligations(4)	94,578	101,472	28,311	69,075	293,436
Minimum purchase commitments(5)	163,012	368,975	292,381	160,090	984,458

Total contractual cash obligations	$1,963,899	$3,017,146	$4,194,768	$7,822,868	$16,998,681

Commitments
Lease guarantees(6)	$23,802	$39,085	$23,611	$7,272	$93,770
Outstanding letters of credit	61,736	9,348	—	—	71,084

Total commitments	$2,049,437	$3,065,579	$4,218,379	$7,830,140	$17,163,535

(1)
Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of February 28, 2015.

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

(6)
Represents lease guarantee obligations for 113 former stores related to certain business dispositions. The respective purchasers assume the obligations and are, therefore, primarily liable for these obligations.

        Obligations in connection with the April 2, 2015 issuance of $1.8 billion of our 6.125% senior notes due 2023, issued to finance the cash portion of our pending acquisition of EnvisionRx, and obligations for income tax uncertainties pursuant to ASC 740, "Income Taxes" of approximately $0.4 million are not included in the table above as we are uncertain as to if or when such amounts may be settled.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $649.0 million in fiscal 2015. Cash flow was positively impacted by net income and a decrease in inventory. These cash inflows were partially offset by a reduction of accounts payable resulting from the inventory reduction and the timing of payments, cash used in other assets and liabilities, net, due primarily to lower closed store reserves and self-insurance liability and higher accounts receivable due primarily to increased pharmacy sales and the timing of payments.

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

        Cash used in investing activities was $593.7 million in fiscal 2015. Cash used for the purchase of property, plant, and equipment and prescription files was higher than in the prior year due to a higher investment in Wellness store remodels and prescription file buys. Proceeds from the sale of assets were lower as compared to the prior year. Also reflected in investing activities are expenditures of $69.8 million, net of cash acquired, related to the acquisitions of Health Dialog and RediClinic.

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

        Cash used in financing activities was $85.8 million in fiscal 2015, which reflects proceeds from the issuance of our $1,152.3 million Tranche 7 Term Loan due 2020 ("Tranche 7 Term Loan"), net proceeds from our revolver of $1,325.0 million (which includes borrowings for the repayment and retirement of our $1,143.7 million Tranche 7 Term Loan), the repayment of our $1,152.3 million Tranche 6 Term Loan due 2020 and the redemption of $270.0 million of our 10.25% Senior Secured Notes due 2019. We also made scheduled payments of $21.1 million on our capital lease obligations and $8.6 million on our Tranche 7 Term Loan. Additionally, we paid an early redemption premium of $13.8 million in connection with the redemption of our 10.25% Senior Secured Notes due 2019 and deferred financing costs of $1.5 million and $18.8 million in connection with our Tranche 7 Term Loan due 2020 and January 2015 Senior Secured Credit Facility refinancing, respectively. Cash provided by financing activities also reflects proceeds from the issuance of common stock and excess tax benefit on stock options and an increase in our zero balance bank accounts.

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

Capital Expenditures

        During the fiscal years ended February 28, 2015, March 1, 2014, and March 2, 2013 capital expenditures were as follows:

	Year Ended
	February 28, 2015 (52 weeks)	March 1, 2014 (52 weeks)	March 2, 2013 (52 weeks)
New store construction, store relocation and store remodel projects	$280,679	$218,454	$200,101
Technology enhancements, improvements to distribution centers and other corporate requirements	146,149	115,416	115,745
Purchase of prescription files from other retail pharmacies	112,558	87,353	67,134

Total capital expenditures	$539,386	$421,223	$382,980

        We have completed 1,634 Wellness store remodels as of February 28, 2015. We plan on making total capital expenditures of approximately $650.0 million during fiscal 2016, consisting of approximately $330.0 million related to store relocations and remodels and new store construction, $220.0 million related to infrastructure and maintenance requirements and $100.0 million related to prescription file purchases. Management expects that these capital expenditures will be financed with cash flow from operating activities.

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations and the anticipated estimated working capital benefit of $200.0 million to $250.0 million resulting from our Purchasing and Delivery Arrangement, we believe that cash flow from operations together with available borrowings under the revolving credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months (including if the acquisition of EnvisionRx occurs). Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect to be subject to the fixed charge covenant in our senior secured credit facility in the next twelve months. On February 10, 2015, we entered into a Definitive Agreement ("Agreement") with TPG Capital, L.P. ("TPG"), for the acquisition of EnvisionRx from TPG. Under the terms of the Agreement, we will pay $1.8 billion in cash, subject to working capital adjustments, which we expect to be financed with proceeds from the April 2, 2015 issuance of $1.8 billion aggregate principal amount of our 6.125% senior notes due 2023, and approximately 27.9 million shares of Rite Aid common stock (equal to approximately $200.0 million). We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. From time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity (including preferred stock and convertible securities), repurchase outstanding indebtedness, or seek to refinance our outstanding debt (including our revolving credit facility) or may otherwise seek transactions to reduce interest expense and extend debt maturities. Any of these transactions could impact our financial results.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory shrink, goodwill impairment, impairment of long-lived assets, revenue recognition, self insurance liabilities, lease exit liabilities, income taxes and litigation. We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets and various other assumptions that are believed to be reasonable under existing conditions. Variability reflected in the sensitivity analyses presented below is based on our recent historical experience. Actual results may differ materially from these estimates and sensitivity analyses.

        The following critical accounting policies require the use of significant judgments and estimates by management:

        Inventory shrink:    The carrying value of our inventory is reduced by a reserve for estimated shrink losses that occur between physical inventory dates. When estimating these losses, we consider historical loss results at specific locations, as well as overall loss trends as determined during physical inventory procedures. The estimated shrink rate is calculated by dividing historical shrink results for stores inventoried in the most recent six months by the sales for the same period. Shrink expense is recognized by applying the estimated shrink rate to sales since the last physical inventory. There have been no significant changes in the assumptions used to calculate our shrink rate over the last three years. Although possible, we do not expect a significant change to our shrink rate in future periods. A 10 basis point difference in our estimated shrink rate for the year ended February 28, 2015, would have affected pre-tax income by approximately $9.8 million.

        Goodwill Impairment:    Our policy is to perform an impairment test of goodwill at least annually, and more frequently if events or circumstances occurred that would indicate a reduced fair value in our sole reporting unit could exist. We perform a qualitative assessment in the fourth quarter of the fiscal year to determine if it is more likely than not that the carrying value of the goodwill exceeds the fair value of the goodwill. During our qualitative assessment we make significant estimates, assumptions, and judgments, including, but not limited to, the overall economy, industry and market conditions, financial performance of the Company, changes in our share price, and forecasts of revenue, profit, working capital requirements, and cash flows. We consider the reporting unit's historical results and operating trends when determining these assumptions; however, our estimates and projections can be affected by a number of factors and it is possible that actual results could differ from the assumptions used in our impairment assessment. If we determine that it is more likely than not that the carrying value of the goodwill exceeds the fair value of the goodwill, we perform the first step of the impairment process, which compares the fair value of the reporting unit to its carrying amount, including the goodwill. If the carrying value of the reporting unit exceeds the fair value, the second step of the impairment process is performed and the implied fair value of the reporting unit is compared to the carrying amount of the goodwill. The implied fair value of the goodwill is determined the same way as the goodwill recognized in a business combination. We assign the fair value of a reporting unit to all of the assets and liabilities of that unit (including unrecognized intangible assets) and any excess goes to the goodwill (its implied fair value). Any excess carrying amount of the goodwill over the implied fair value of the goodwill, is the amount of the impairment loss recognized.

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

        In performing the recoverability test, we compare the expected future cash flows of a store to the carrying amount of its assets. Significant judgment is used to estimate future cash flows. Major assumptions that contribute to our future cash flow projections include: expected sales and gross profit, pharmacy reimbursement rates, expected costs such as payroll, and estimates for other significant selling, general and administrative expenses.

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

        If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 basis point decrease in our future sales assumptions as of February 28, 2015 would have resulted in an additional fiscal 2015 impairment charge of $1.4 million. A 50 basis point increase in our future sales assumptions as of February 28, 2015 would have reduced the fiscal 2015 impairment charge by $0.6 million. A 100 basis point decrease in our future sales assumptions as of February 28, 2015 would have resulted in an additional fiscal 2015 impairment charge of $3.1 million. A 100 basis point increase in our future sales assumptions as of February 28, 2015 would have reduced the fiscal 2015 impairment charge by $0.9 million.

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

A 20 basis point difference in the discount rate for the year ended February 28, 2015, would have affected pretax income by approximately $1.7 million.

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

        Changes in the real estate leasing markets can have an impact on the closed store reserve. Additionally, some of our closed stores were closed prior to our adoption of ASC 420, "Exit or Disposal Cost Obligations." Therefore, if interest rates change, reserves may be increased or decreased. As of February 28, 2015, a 50 basis point variance in the credit adjusted risk free interest rate would have affected pretax income by approximately $1.2 million for fiscal 2015.

        Income taxes:    We currently have net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate significant deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

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

        On an ongoing basis, we will continue to monitor our deferred tax assets to ensure their utilization prior to their expiration. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would impact the provision for income taxes.

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

        The following is a reconciliation of Adjusted EBITDA to our net income for fiscal 2015, 2014 and 2013:

	February 28, 2015 (52 weeks)	March 1, 2014 (52 weeks)	March 2, 2013 (52 weeks)
Net income	$2,109,173	$249,414	$118,105
Interest expense	397,612	424,591	515,421
Income tax expense (benefit)	158,951	804	(110,600)
Income tax valuation allowance reduction	(1,841,304)	—	—
Depreciation and amortization expense	416,628	403,741	414,111
LIFO (credit) charge	(18,857)	104,142	(147,882)
Lease termination and impairment charges	41,945	41,304	70,859
Other	58,695	100,963	268,365

Adjusted EBITDA	$1,322,843	$1,324,959	$1,128,379

        In addition to Adjusted EBITDA, we occasionally refer to several other Non-GAAP measures, on a less frequent basis, in order to describe certain components of our business and how we utilize them to describe our results. These measures include but are not limited to Adjusted EBITDA Gross Margin and Gross Profit (gross margin/gross profit excluding non-Adjusted EBITDA items), Adjusted EBITDA SG&A (SG&A expenses excluding non-Adjusted EBITDA items), FIFO Gross Margin and FIFO Gross Profit (gross margin/gross profit before LIFO charges), and Free Cash Flow (Adjusted EBITDA less cash paid for interest, rent on closed stores, capital expenditures, acquisition costs and the change in working capital).

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of February 28, 2015.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value at February 28, 2015
	(Dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$69,535	$—	$—	$—	$—	$2,785,000	$2,854,535	$3,230,801
Average Interest Rate	7.92%	0.00%	0.00%	0.00%	0.00%	7.96%	7.96%
Variable Rate	$—	$—	$—	$—	$1,725,000	$970,000	$2,695,000	$2,649,825
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	2.14%	5.30%	3.28%

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility, Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of February 28, 2015, our annual interest expense would change by approximately $19.0 million.

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

(b)   Internal Control Over Financial Reporting

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of February 28, 2015, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

  Attestation Report of the Independent Registered Public Accounting Firm

        The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our internal control over financial reporting is included after the next paragraph.

(c)   Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

        We have audited the internal control over financial reporting of Rite Aid Corporation and subsidiaries (the "Company") as of February 28, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 28, 2015 of the Company and our report dated April 23, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 23, 2015

Item 9B.    Other Information

        None

PART III

        We intend to file with the SEC a definitive proxy statement for our 2015 Annual Meeting of Stockholders, to be held on June 25, 2015, pursuant to Regulation 14A not later than 120 days after February 28, 2015. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from that proxy statement.

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

3.     Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Agreement and Plan of Merger, dated as of February 10, 2015, by and among Rite Aid Corporation, Eagle Merger Sub 1 LLC, Eagle Merger Sub 2 LLC, TPG VI Envision BL, LLC, Envision Topco Holdings, LLC and Shareholder Representative Services LLC, in its capacity as Sellers' Representative.	Exhibit 2.1 to Form 8-K, filed on February 13, 2015
3.1	Amended and Restated Certificate of Incorporation, dated January 22, 2014	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on January 27, 2010
4.1
	Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 8.00% Senior Secured Notes due 2020	Exhibit 4.1 to Form 8-K, filed on August 19, 2010
4.2
	Indenture, dated as of February 27, 2012, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.1 to Form 8-K, filed on February 27, 2012
4.3
	First Supplemental Indenture, dated as of May 15, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture, dated as of February 27, 2012, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.23 to the Registration Statement on Form S-4, File No. 181651, filed on May 24, 2012
4.4	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993

Exhibit Numbers	Description	Incorporation By Reference To
4.5	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and U.S. Bank Trust National Association (as successor trustee to Morgan Guaranty Trust Company of New York) to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 7.70% Notes due 2027	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.6
	Second Supplemental Indenture, dated as of February 21, 2013, between Rite Aid Corporation and U.S. Bank Trust National Association to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 6.875% Senior Debentures due 2013	Exhibit 4.3 to Form 8-K, filed on February 21, 2013
4.7	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.8
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank to the Indenture, dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.9	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company's Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.10
	First Supplemental Indenture, dated as of May 29, 2008, among Rite Aid Corporation and The Bank of New York Trust Company, N.A. to the Indenture, dated as of May 29, 2008, between Rite Aid Corporation and The Bank of New York Trust Company, N.A., related to the Company's 8.5% Convertible Notes due 2015	Exhibit 4.2 to Form 8-K, filed on June 2, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.11	Indenture, dated as of July 2, 2013, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company's 6.75% Senior Notes due 2021	Exhibit 4.1 to Form 8-K, filed on July 2, 2013
4.12	Registration Rights Agreement, dated as of February 10, 2015, by and among Rite Aid Corporation, TPG VI Envision, L.P., TPG VI DE BDH, L.P. and Envision Rx Options Holdings Inc.	Exhibit 10.3 to Form 8-K, filed on February 13, 2015
4.13
	Indenture, dated as of April 2, 2015, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company's 6.125% Senior Notes due 2023	Exhibit 4.1 to Form 8-K, filed on April 2, 2015
4.14
	Registration Rights Agreement, dated as of April 2, 2015, among Rite Aid Corporation, the subsidiary guarantors named therein and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as the initial purchasers of the Company's 6.125% Senior Notes due 2023	Exhibit 10.1 to Form 8-K, filed on April 2, 2015
10.1	1999 Stock Option Plan*	Exhibit 10.1 to Form 10-K, filed on May 21, 2001
10.2	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.3	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.4	2004 Omnibus Equity Plan*	Exhibit 10.4 to Form 10-K, filed on April 28, 2005
10.5	2006 Omnibus Equity Plan*	Exhibit 10 to Form 8-K, filed on January 22, 2007
10.6	2010 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June25, 2010
10.7	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan*	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.8	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan*	Exhibit 10.8 to Form 10-K, filed on April 23, 2013

Exhibit Numbers	Description	Incorporation By Reference To
10.9	2012 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
10.10	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan*	Exhibit 10.10 to Form 10-K, filed on April 23, 2013
10.11	2014 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 23, 2014
10.12	Form of Award Agreement*	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.13	Supplemental Executive Retirement Plan*	Exhibit 10.6 to Form 10-K, filed on April 28, 2010
10.14	Executive Incentive Plan for Officers of Rite Aid Corporation*	Exhibit 10.1 to Form 8-K, filed on February 24, 2012
10.15	Amended and Restated Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of January 21, 2010*	Exhibit 10.7 to Form 10-K, filed on April 28, 2010
10.16	Employment Agreement by and between Rite Aid Corporation and Frank G. Vitrano, dated as of September 24, 2008*	Exhibit 10.3 to Form 10-Q, filed on October 8, 2008
10.17	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Frank G. Vitrano, dated as of September 24, 2008*	Exhibit 10.2 to Form 10-Q, filed on October 7, 2010
10.18	Employment Agreement by and between Rite Aid Corporation and Marc A. Strassler, dated as of March 9, 2009*	Exhibit 10.8 to Form 10-K, filed on April 17, 2009
10.19	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Marc A. Strassler, dated as of March 9, 2009*	Exhibit 10.4 to Form 10-Q, filed on October 7, 2010
10.20	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000*	Exhibit 10.1 to Form 10-Q, filed on December 22, 2005
10.21	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of December 18, 2008*	Exhibit 10.4 to Form 10-Q, filed on January 7, 2009
10.22	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K, filed on April 26, 2004
10.23	Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.7 to Form 10-Q, filed on January 7, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.24	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.6 to Form 10-Q, filed on October 7, 2010
10.25	Employment Agreement by and between Rite Aid Corporation and Robert I. Thompson, dated as of February 3, 2008*	Exhibit 10.5 to Form 10-Q, filed on January 6, 2010
10.26	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert I. Thompson, dated as of September 23, 2009*	Exhibit 10.6 to Form 10-Q, filed on January 6, 2010
10.27	Amended and Restated Employment Agreement, dated as of July 11, 2011, between Rite Aid Corporation and Robert K. Thompson*	Exhibit 10.2 to Form 10-Q, filed on October 5, 2011
10.28	Amended and Restated Employment Agreement, dated as of June 23, 2011, between Rite Aid Corporation and Enio A. Montini, Jr.*	Exhibit 10.1 to Form 10-Q, filed on October 5, 2011
10.29	Employment Agreement, dated as of March 24, 2014, by and between Rite Aid Corporation and Dedra N. Castle	Exhibit 10.2 to Form 10-Q, filed on July 3, 2014
10.30	Employment Agreement, dated as of July 24, 2014, by and between Rite Aid Corporation and Darren W. Karst	Exhibit 10.2 to Form 10-Q, filed on October 2, 2015
10.31
	Amended and Restated Credit Agreement, dated as of June 27, 2001, as amended and restated as of January 13, 2015, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on January 14, 2015
10.32
	First Amendment to Amended and Restated Credit Agreement, dated as of February 10, 2015, among Rite Aid Corporation, the lenders signatory thereto and Citicorp North America, Inc., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on February 13, 2015
10.33	Credit Agreement, dated as of June 21,2013, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on June 21, 2013

Exhibit Numbers	Description	Incorporation By Reference To
10.34	Credit Agreement, dated as of February 21, 2013, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.2 to Form 8-K, filed on February 21, 2013
10.35
	Amended and Restated Collateral Trust and Intercreditor Agreement, including the related definitions annex, dated as of June 5, 2009, among Rite Aid Corporation, each subsidiary named therein or which becomes a party thereto, Wilmington Trust Company, as collateral trustee, Citicorp North America, Inc., as senior collateral processing agent, The Bank of New York Trust Company, N.A., as trustee under the 2017 7.5% Note Indenture (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee under the 2016 10.375% Note Indenture (as defined therein), and each other Second Priority Representative and Senior Representative which becomes a party thereto	Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.36	Amended and Restated Senior Subsidiary Guarantee Agreement, dated as of June 5, 2009 among the subsidiary guarantors party thereto and Citicorp North America, Inc., as senior collateral agent	Exhibit 10.4 to Form 8-K, filed on June 11, 2009
10.37	Amended and Restated Senior Subsidiary Security Agreement, dated as of June 5, 2009, by the subsidiary guarantors party thereto in favor of the Citicorp North America, Inc., as senior collateral agent	Exhibit 10.5 to Form 8-K, filed on June 11, 2009
10.38
	Amended and Restated Senior Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and supplemented as of September 27, 2004, among Rite Aid Corporation, the Subsidiary Guarantors, and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as collateral processing co- agents	Exhibit 4.27 to Form 10-K, filed on April 29, 2008
10.39
	Second Priority Subsidiary Guarantee Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.36 to Form 10-K, filed on April 17, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.40	Second Priority Subsidiary Security Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, as supplemented as of January 5, 2005, and as amended in the Reaffirmation Agreement and Amendment dates as of January 11, 2005, by the Subsidiary Guarantors in favor of Wilmington Trust Company, as collateral trustee	Exhibit 4.37 to Form 10-K, filed on April 17, 2009
10.41
	Amended and Restated Second Priority Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.33 to Form 10-K, filed on April 29, 2008
10.42	Intercreditor Agreement, dated as of February 18, 2009, by and among Citicorp North America, Inc. and Citicorp North America, Inc., and acknowledged and agreed to by Rite Aid Funding II	Exhibit 10.2 to Form 8-K, filed on February 20, 2009
10.43
	Senior Lien Intercreditor Agreement dated as of June 12, 2009, among Rite Aid Corporation, the subsidiary guarantors named therein, Citicorp North America, Inc., as senior collateral agent for the Senior Secured Parties (as defined therein), Citicorp North America, Inc., as senior representative for the Senior Loan Secured Parties (as defined therein), The Bank of New York Mellon Trust Company, N.A., as Senior Representative (as defined therein) for the Initial Additional Senior Debt Parties (as defined therein), and each additional Senior Representative from time to time party thereto	Exhibit 10.2 to Form 8-K, filed on June 16, 2009
10.44	Lockup Agreement, dated as of February 10, 2015, by and among Rite Aid Corporation, TPG VI Envision, L.P., TPG VI DE BDH, L.P. and Envision Rx Options Holdings Inc.	Exhibit 10.2 to Form 8-K, filed on February 13, 2015
11	Statement regarding computation of earnings per share (See Note 4 to the condensed consolidated financial statements)	Filed herewith
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at February 28, 2015 and March 1, 2014, (ii) Consolidated Statements of Operations for the fiscal years ended February 28, 2015, March 1, 2014, and March 2, 2013, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended February 28, 2015, March 1, 2014, and March 2, 2013, (iv) Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended February 28, 2015, March 1, 2014 and March 2, 2013, (v) Consolidated Statements of Cash Flow for the fiscal years ended February 28, 2015, March 1, 2014 and March 2, 2013 and (vi) Notes to Consolidated Financial Statements, tagged in detail.

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
Camp Hill, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the "Company") as of February 28, 2015 and March 1, 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended February 28, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries as of February 28, 2015 and March 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 28, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 23, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 23, 2015

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 28, 2015	March 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$115,899	$146,406
Accounts receivable, net	980,904	949,062
Inventories, net	2,882,980	2,993,948
Deferred tax assets	17,823	—
Prepaid expenses and other current assets	224,152	195,709

Total current assets	4,221,758	4,285,125
Property, plant and equipment, net	2,091,369	1,957,329
Goodwill	76,124	—
Other intangibles, net	421,480	431,227
Deferred tax assets	1,766,349	—
Other assets	286,172	271,190

Total assets	$8,863,252	$6,944,871

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$100,376	$49,174
Accounts payable	1,133,520	1,292,419
Accrued salaries, wages and other current liabilities	1,193,419	1,165,859
Deferred tax liabilities	57,685	—

Total current liabilities	2,485,000	2,507,452
Long-term debt, less current maturities	5,483,415	5,632,798
Lease financing obligations, less current maturities	61,152	75,171
Other noncurrent liabilities	776,629	843,152

Total liabilities	8,806,196	9,058,573
Commitments and contingencies	—	—
Stockholders' equity (deficit):
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 988,558 and 971,331	988,558	971,331
Additional paid-in capital	4,521,023	4,468,149
Accumulated deficit	(5,406,675)	(7,515,848)
Accumulated other comprehensive loss	(45,850)	(37,334)

Total stockholders' equity (deficit)	57,056	(2,113,702)

Total liabilities and stockholders' equity (deficit)	$8,863,252	$6,944,871

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)
Revenues	$26,528,377	$25,526,413	$25,392,263
Costs and expenses:
Cost of goods sold	18,951,645	18,202,679	18,073,987
Selling, general and administrative expenses	6,695,642	6,561,162	6,600,765
Lease termination and impairment charges	41,945	41,304	70,859
Interest expense	397,612	424,591	515,421
Loss on debt retirements, net	18,512	62,443	140,502
Gain on sale of assets, net	(3,799)	(15,984)	(16,776)

	26,101,557	25,276,195	25,384,758

Income before income taxes	426,820	250,218	7,505
Income tax (benefit) expense	(1,682,353)	804	(110,600)

Net income	$2,109,173	$249,414	$118,105

Computation of income attributable to common stockholders:
Net income	$2,109,173	$249,414	$118,105
Accretion of redeemable preferred stock	—	(77)	(102)
Cumulative preferred stock dividends	—	(8,318)	(10,528)
Conversion of Series G and H preferred stock	—	(25,603)	—

Income attributable to common stockholders—basic	2,109,173	215,416	107,475
Add back-interest on convertible notes	5,456	5,456	—

Income attributable to common stockholders—diluted	$2,114,629	$220,872	$107,475

Basic income per share	$2.17	$0.23	$0.12

Diluted income per share	$2.08	$0.23	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)
Net income	$2,109,173	$249,414	$118,105
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $6,042, $0, and $0 tax benefit	(8,516)	24,035	(8,735)

Total other comprehensive (loss) income	(8,516)	24,035	(8,735)

Comprehensive income	$2,100,657	$273,449	$109,370

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

	Preferred Stock—Series G		Preferred Stock—Series H
					Common Stock				Accumulated Other Comprehensive Income (Loss)
							Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount				Total
BALANCE MARCH 3, 2012	—	$1	1,715	$171,569	898,687	$898,687	$4,278,988	$(7,883,367)	$(52,634)	$(2,586,756)
Net income								118,105		118,105
Other comprehensive loss:
Changes in Defined Benefit Plans									(8,735)	(8,735)

Comprehensive income										109,370
Exchange of restricted shares for taxes					(1,060)	(1,060)	(348)			(1,408)
Issuance of restricted stock					5,450	5,450	(5,450)			—
Cancellation of restricted stock					(360)	(360)	360			—
Amortization of restricted stock balance							6,126			6,126
Stock-based compensation expense							11,588			11,588
Stock options exercised					1,551	1,551	95			1,646
Dividends on preferred stock			106	10,528			(10,528)			—

BALANCE MARCH 2, 2013	—	$1	1,821	$182,097	904,268	$904,268	$4,280,831	$(7,765,262)	$(61,369)	$(2,459,434)

Net income								249,414		249,414
Other comprehensive income:
Changes in Defined Benefit Plans									24,035	24,035

Comprehensive income										273,449
Exchange of restricted shares for taxes					(1,341)	(1,341)	(2,452)			(3,793)
Issuance of restricted stock					2,743	2,743	(2,743)			—
Cancellation of restricted stock					(1,212)	(1,212)	1,212			—
Amortization of restricted stock balance							6,146			6,146
Stock-based compensation expense							10,048			10,048
Tax benefit from exercise of stock options and restricted stock vesting							26,665			26,665
Stock options exercised					26,873	26,873	6,344			33,217
Dividends on preferred stock			83	8,318			(8,318)			—
Conversion of Series G and Series H preferred stock		(1)	(1,904)	(190,415)	40,000	40,000	150,416			—

BALANCE MARCH 1, 2014	—	$—	—	$—	971,331	$971,331	$4,468,149	$(7,515,848)	$(37,334)	$(2,113,702)

Net income								2,109,173		2,109,173
Other comprehensive income:
Changes in Defined Benefit Plans, net of $6,042 tax benefit									(8,516)	(8,516)

Comprehensive income										2,100,657
Exchange of restricted shares for taxes					(2,115)	(2,115)	(13,063)			(15,178)
Issuance of restricted stock					3,303	3,303	(3,303)			—
Cancellation of restricted stock					(454)	(454)	454			—
Amortization of restricted stock balance							12,441			12,441
Stock-based compensation expense							10,949			10,949
Tax benefit from exercise of stock options and restricted stock vesting							37,772			37,772
Stock options exercised					16,485	16,485	7,612			24,097
Conversion of convertible debt instruments					8	8	12			20

BALANCE FEBRUARY 28, 2015	—	$—	—	$—	988,558	$988,558	$4,521,023	$(5,406,675)	$(45,850)	$57,056

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)
OPERATING ACTIVITIES:
Net income	$2,109,173	$249,414	$118,105
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	416,628	403,741	414,111
Lease termination and impairment charges	41,945	41,304	70,859
Gain from lease termination	—	(8,750)	—
LIFO (credit) charge	(18,857)	104,142	(147,882)
Gain on sale of assets, net	(3,799)	(15,984)	(16,776)
Stock-based compensation expense	23,390	16,194	17,717
Loss on debt retirements, net	18,512	62,443	140,502
Changes in deferred taxes	(1,726,487)	—	—
Excess tax benefit on stock options and restricted stock	(41,563)	(26,665)	—
Changes in operating assets and liabilities:
Accounts receivable	(25,902)	(28,051)	82,721
Inventories	129,985	56,557	130,100
Accounts payable	(169,952)	(100,774)	(68)
Other assets and liabilities, net	(104,114)	(51,525)	10,199

Net cash provided by operating activities	648,959	702,046	819,588

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(426,828)	(333,870)	(315,846)
Intangible assets acquired	(112,558)	(87,353)	(67,134)
Acquisition of Health Dialog and RediClinic, net of cash acquired	(69,793)	—	—
Proceeds from sale-leaseback transactions	—	3,989	6,355
Proceeds from dispositions of assets and investments	15,494	28,416	30,320
Proceeds from lease termination	—	8,750	—
Proceeds from insured loss	—	15,144	—

Net cash used in investing activities	(593,685)	(364,924)	(346,305)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,152,293	1,310,000	2,057,263
Net proceeds from (repayments to) revolver	1,325,000	(265,000)	529,000
Principal payments on long-term debt	(2,595,709)	(1,340,435)	(2,920,209)
Change in zero balance cash accounts	1,081	(95)	(43,659)
Net proceeds from the issuance of common stock	24,117	33,217	1,646
Payments for the repurchase of preferred stock	—	(21,034)	—
Financing fees paid for early debt redemption	(13,841)	(45,636)	(75,374)
Excess tax benefit on stock options and restricted stock	41,563	26,665	—
Deferred financing costs paid	(20,285)	(17,850)	(54,783)

Net cash used in financing activities	(85,781)	(320,168)	(506,116)

(Decrease) increase in cash and cash equivalents	(30,507)	16,954	(32,833)
Cash and cash equivalents, beginning of year	146,406	129,452	162,285

Cash and cash equivalents, end of year	$115,899	$146,406	$129,452

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

  Description of Business

        The Company is a Delaware corporation and through its 100 percent owned subsidiaries, operates retail drugstores in the United States of America. It is one of the largest retail drugstore chains in the United States, with 4,570 stores in operation as of February 28, 2015. The Company's drugstores' primary business is pharmacy services. The Company also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line.

        The Company's operations consist solely of the retail drug segment. Revenues are as follows:

	Year Ended
	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)
Pharmacy sales	$18,114,768	$17,239,436	$17,083,811
Front end sales	8,232,256	8,168,922	8,200,022
Other revenue	181,353	118,055	108,430

	$26,528,377	$25,526,413	$25,392,263

        Sales of prescription drugs represented approximately 68.8%, 67.9% and 67.6% of the Company's total sales in fiscal years 2015, 2014 and 2013, respectively. The Company's principal classes of products in fiscal 2015 were the following:

Product Class	Percentage of Sales
Prescription drugs	68.8%
Over-the-counter medications and personal care	9.6%
Health and beauty aids	4.9%
General merchandise and other	16.7%

  Fiscal Year

        The Company's fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal years ended February 28, 2015, March 1, 2014 and March 2, 2013 included 52 weeks.

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all of its 100 percent owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

  Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and highly liquid investments, which are readily convertible to known amounts of cash and which have original maturities of three months or less when purchased.

  Allowance for Uncollectible Receivables

        Approximately 97.5% of prescription sales are made to customers who are covered by third-party payors, such as insurance companies, government agencies and employers. The Company recognizes receivables that represent the amount owed to the Company for sales made to customers or employees of those payors that have not yet been paid. The Company maintains a reserve for the amount of these receivables deemed to be uncollectible. This reserve is calculated based upon historical collection activity adjusted for current conditions.

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

  Impairment of Long-Lived Assets

        Asset impairments are recorded when the carrying value of assets are not recoverable. For purposes of recognizing and measuring impairment of long- lived assets, the Company categorizes assets of operating stores as "Assets to Be Held and Used" and "Assets to Be Disposed Of." The Company evaluates assets at the store level because this is the lowest level of identifiable cash flows ascertainable to evaluate impairment. Assets being tested for recoverability at the store level include tangible long-lived assets and identifiable, finite-lived intangibles that arose in purchase business combinations. Corporate assets to be held and used are evaluated for impairment based on excess cash flows from the stores that support those assets.

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

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

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

        The Company capitalizes direct internal and external development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2015, 2014 and 2013, the Company capitalized costs of approximately $7,550, $6,547 and $5,844, respectively.

  Goodwill

        The Company recognizes goodwill as the excess of the purchase price over the fair value of the assets acquired and liabilities assumed during business combinations. The Company accounts for goodwill under ASC Topic 350, "Intangibles—Goodwill and Other", which does not permit amortization, but instead requires the Company to perform an annual impairment review, or more frequently if events or circumstances indicate that impairment may be more likely. See Note 11 for additional information on goodwill.

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

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

  Deferred Financing Costs

        Costs incurred to issue debt are deferred and amortized as a component of interest expense over the terms of the related debt agreements. Amortization expense of deferred financing costs was $15,301, $15,259 and $21,896 for fiscal 2015, 2014 and 2013, respectively.

  Revenue Recognition

        For front end sales, the Company recognizes revenue from the sale of merchandise at the time the merchandise is sold. The Company records revenue net of an allowance for estimated future returns. Return activity is immaterial to revenues and results of operations in all periods presented. For third party payor pharmacy sales, revenue is recognized at the time the prescription is filled, which is or approximates when the customer picks up the prescription and is recorded net of an allowance for prescriptions that were filled but will not be picked up by the customer. For all periods presented, there is no material difference between the revenue recognized at the time the prescription is filled and that which would be recognized when the customer picks up the prescription. For cash prescriptions and patient third party payor co-payments, the Company recognizes revenue when the patient picks up the prescription and tenders the cash price or patient third party payor co-payment amount at the point of sale. Prescriptions are generally not returnable.

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

        As wellness + customers accumulate points, the Company defers the value of the points earned as deferred revenue (included in other current and noncurrent liabilities, based on the expected usage). The amount deferred is based on historic and projected customer activity (e.g., tier level, spending level). As customers receive discounted front end merchandise, the Company recognizes an allocable portion of the deferred revenue. The Company deferred $111,208 as of February 28, 2015 of which $89,657 is included in other current liabilities and $21,551 is included in noncurrent liabilities. The Company deferred $103,562 as of March 1, 2014 of which $83,668 is included in other current liabilities and $19,894 is included in noncurrent liabilities.

  Cost of Goods Sold

        Cost of goods sold includes the following: the cost of inventory sold during the period, including related vendor rebates and allowances, LIFO credit or charges, costs incurred to return merchandise to

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

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

  Advertising

        Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2015, 2014 and 2013 were $318,157, $322,843 and $335,779, respectively.

  Insurance

        The Company is self-insured for certain general liability and workers' compensation claims. For claims that are self-insured, stop-loss insurance coverage is maintained for workers' compensation

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

occurrences exceeding $1,000 and general liability occurrences exceeding $2,000. The Company utilizes actuarial studies as the basis for developing reported claims and estimating claims incurred but not reported relating to the Company's self-insurance. Workers' compensation claims are discounted to present value using a risk- free interest rate.

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

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

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

  Significant Concentrations

        The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2015, the top five third party payors accounted for approximately 69.7% of the Company's pharmacy sales. The largest third party payor, Express Scripts, represented 27.8%, 31.6% and 35.3% of pharmacy sales during fiscal 2015, 2014 and 2013, respectively. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers.

        During fiscal 2015, state sponsored Medicaid agencies and related managed care Medicaid payors accounted for approximately 18.6% of the Company's pharmacy sales, the largest of which was approximately 1.3% of the Company's pharmacy sales. During fiscal 2015, approximately 32.1% of the Company's pharmacy sales were to customers covered by Medicare Part D. Any significant loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        On February 17, 2014, the Company executed an expanded five-year agreement with McKesson Corporation ("McKesson") for pharmaceutical purchasing and distribution (our "Purchasing and Delivery Arrangement"). As part of its Purchasing and Delivery Arrangement, McKesson assumed responsibility for purchasing essentially all of the brand and generic medications the Company dispenses as well as providing a new direct store delivery model to all of the Company's stores. During fiscal 2015, the Company purchased brand and generic pharmaceuticals, which amounted to approximately 94.8% of the dollar volume of its prescription drugs from McKesson. If the Company's relationship with McKesson was disrupted, it could temporarily have difficulty filling prescriptions for brand-named and generic drugs until it executed a replacement wholesaler agreement or developed and implemented self- distribution processes.

  Derivatives

        The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by ASC 815, "Derivatives and Hedging." As of February 28, 2015 and March 1, 2014, the Company had no interest rate swap arrangements or other derivatives.

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

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations and cash flows.

        In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). This ASU eliminates the concept of extraordinary items in Accounting Standards Codification Subtopic 225-20, Income Statement—Extraordinary and Unusual Items. The standard eliminates and no longer requires that an entity recognize an unusual and infrequent event separately in the income statement as an extraordinary item, net of tax. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company does not expect the impact of the adoption of ASU 2015-01 to have a material impact on its financial position, results of operations and cash flows.

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation—Amendments to the Consolidation Analysis (Topic 810). This ASU requires reporting entities to reevaluate whether they should consolidate certain legal entities under the revised consolidation model. This standard modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs), eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs, especially those that have fee arrangements and related party relationships. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of ASU 2015-02 on its financial position, results of operations and cash flows.

2. Acquisitions

        On April 1, 2014, the Company acquired Boston-based Health Dialog Services Corporation, which is engaged in providing health coaching, shared decision making and healthcare analytics from Bupa, a Londonbased international healthcare services group. Health Dialog operates as a 100 percent owned subsidiary of the Company.

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

        The Company paid a combined amount of $69,793, net of cash acquired of $19,945, related to the acquisitions of Health Dialog and RediClinic (collectively "acquisitions"). The purchase accounting for these acquisitions resulted in goodwill of $76,124, relating to expected future synergies and operating efficiencies, with the remaining amount allocated to tangible assets, less liabilities assumed. Such amounts are not significant.

        Operating results of the acquisitions have been included in the Consolidated Statements of Operations from their respective acquisition dates forward in the Company's sole retail drug segment. Pro forma information for the acquisitions is not presented as their results are immaterial to the Company's consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

3. Pending Acquisition

        On February 10, 2015, the Company entered into a Definitive Agreement ("Agreement") with a subsidiary of TPG Capital, L.P. Under the terms of the Agreement, the Company will acquire (the "Acquisition") from TPG, EnvisionRx, a full-service pharmacy benefit manager ("PBM"), a portfolio company of TPG. EnvisionRx provides both transparent and traditional PBM options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services; access to the nation's largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through Envision Insurance Company's EnvisionRx Plus product offering. Under the terms of the Agreement, the Company will pay $1,800,000 in cash, subject to working capital adjustments, which is expected to be financed with the proceeds from the April 2, 2015 issuance of $1,800,000 aggregate principal amount of 6.125% senior notes due 2023, and approximately 27,900,000 shares of Rite Aid common stock (equal to approximately $200,000).

        The Company and TPG have each made customary representations, warranties and covenants in the Agreement, including, among other things, that EnvisionRx and its subsidiaries will continue to conduct their business in the ordinary course between the execution of the Agreement and the closing of the Acquisition. Completion of the Acquisition is subject to regulatory approvals and other customary conditions. The Company expects the Acquisition to close no earlier than in the second quarter of fiscal 2016.

4. Income Per Share

        Basic income per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

4. Income Per Share (Continued)

stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti-dilution limitations.

	Year Ended
	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)
Numerator for income per share:
Net income	$2,109,173	$249,414	$118,105
Accretion of redeemable preferred stock	—	(77)	(102)
Cumulative preferred stock dividends	—	(8,318)	(10,528)
Conversion of Series G and H preferred stock	—	(25,603)	—

Income attributable to common stockholders—basic	$2,109,173	$215,416	$107,475
Add back—interest on convertible notes	5,456	5,456	—

Income attributable to common stockholders—diluted	$2,114,629	$220,872	$107,475

Denominator:
Basic weighted average shares	971,102	922,199	889,562
Outstanding options and restricted shares, net	21,967	32,093	17,697
Convertible notes	24,792	24,800	—

Diluted weighted average shares	1,017,861	979,092	907,259

Basic income per share	$2.17	$0.23	$0.12

Diluted income per share	$2.08	$0.23	$0.12

        Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted income per share as of February 28, 2015, March 1, 2014 and March 2, 2013:

	Year Ended
	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)
Stock options	2,777	4,044	10,455
Convertible preferred stock	—	—	33,109
Convertible notes	—	—	24,800

	2,777	4,044	68,364

        On September 30, 2013, the Company redeemed all of its outstanding Series G and Series H Convertible Preferred Stock (collectively the "Convertible Preferred Stock") at the Company's election. The Convertible Preferred Stock was convertible into common stock of the Company, at the holder's

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

4. Income Per Share (Continued)

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

5. Lease Termination and Impairment Charges

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

5. Lease Termination and Impairment Charges (Continued)

        The Company recorded impairment charges of $14,438 in fiscal 2015, $13,077 in fiscal 2014 and $24,892 in fiscal 2013. The Company's methodology for recording impairment charges has been consistently applied in the periods presented.

        At February 28, 2015, $1.978 billion of the Company's long-lived assets, including intangible assets, were associated with 4,570 active operating stores.

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

        The Company recorded impairment charges for active stores of $12,126 in fiscal 2015, $11,748 in fiscal 2014 and $23,973 in fiscal 2013.

        The Company reviews key performance results for active stores on a quarterly basis and approves certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors, in addition to, the active store's individual operating results. The Company recorded impairment charges for closed facilities of $2,312 in fiscal 2015, $1,329 in fiscal 2014 and $919 in fiscal 2013.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

5. Lease Termination and Impairment Charges (Continued)

        The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2015, 2014 and 2013:

	Year Ended
	February 28, 2015		March 1, 2014		March 2, 2013
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Closed facilities:
Actual and approved store closings	24	$372	31	$531	29	$325
Actual and approved relocations	2	50	—	—	—	—
Existing surplus properties	9	1,890	7	798	5	594

Total impairment charges-closed facilities	35	2,312	38	1,329	34	919
Active stores:
Stores previously impaired(1)	376	6,949	378	4,162	469	5,835
New, relocated and remodeled stores(2)	2	1,108	1	4,028	14	9,190
Remaining stores not meeting the recoverability test(3)	16	4,069	17	3,558	47	8,948

Total impairment charges—active stores	394	12,126	396	11,748	530	23,973
Total impairment charges—all locations	429	$14,438	434	$13,077	564	$24,892

(1)
These charges are related to stores that were impaired for the first time in prior periods. Most active stores, requiring an impairment charge, are fully impaired in the first period that they do not meet their asset recoverability test. However, we do often make capital additions to certain stores to improve their operating results or to meet geographical competition, which if later are deemed to be unrecoverable, will be impaired in future periods. Of this total, 369, 375 and 464 stores for fiscal years 2015, 2014 and 2013 respectively have been fully impaired. Also included in these charges are an insignificant number of stores, which were only partially impaired in prior years based on our analysis that supported a reduced net book value greater than zero, but now require additional charges.

(2)
These charges are related to new stores (open at least 3 years) and relocated stores (relocated in the last 2 years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met their original return on investment projections and have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 1, 1 and 14 stores for fiscal years 2015, 2014 and 2013 respectively have been fully impaired.

(3)
These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 14, 14 and 43 stores for fiscal years 2015, 2014 and 2013 respectively have been fully impaired.

        The primary drivers of its impairment charges are each store's current and historical operating performance and the assumptions that the Company makes about each store's operating performance

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

5. Lease Termination and Impairment Charges (Continued)

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

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of the impairment measurement date for which an impairment assessment was performed and total losses as of February 28, 2015 and March 1, 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges February 28, 2015
Long-lived assets held and used	$—	$3,692	$16,992	$20,684	$(12,503)
Long-lived assets held for sale	—	6,024	—	6,024	(1,935)

Total	$—	$9,716	$16,992	$26,708	$(14,438)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges March 1, 2014
Long-lived assets held and used	$—	$42	$15,051	$15,093	$(12,279)
Long-lived assets held for sale	—	14,656	—	14,656	(798)

Total	$—	$14,698	$15,051	$29,749	$(13,077)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

5. Lease Termination and Impairment Charges (Continued)

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

        In fiscal 2015, 2014 and 2013, the Company recorded lease termination charges of $27,507, $28,227 and $45,967, respectively. These charges related to changes in future assumptions, interest accretion and provisions for 10 stores in fiscal 2015, 15 stores in fiscal 2014, and 14 stores in fiscal 2013.

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

	Year Ended
	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)
Balance—beginning of year	$284,270	$323,757	$367,864
Provision for present value of noncancellable lease payments of closed stores	1,661	11,646	14,440
Changes in assumptions about future sublease income, terminations and change in interest rates	7,560	(4,343)	9,023
Interest accretion	18,988	21,250	23,246
Cash payments, net of sublease income	(71,432)	(68,040)	(90,816)

Balance—end of year	$241,047	$284,270	$323,757

        The Company's revenues and income before income taxes for fiscal 2015, 2014, and 2013 included results from stores that have been closed or are approved for closure as of February 28, 2015. The

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

5. Lease Termination and Impairment Charges (Continued)

revenue, operating expenses and income before income taxes of these stores for the periods are presented as follows:

	Year Ended
	February 28, 2015	March 1, 2014	March 2, 2013
Revenues	$59,520	$175,868	$306,501
Operating expenses	68,425	192,416	332,146
Gain from sale of assets	(5,516)	(13,075)	(19,877)
Other expenses (income)	571	(8,197)	1,647
(Loss) income before income taxes	(3,960)	4,724	(7,415)
Included in these stores' (loss) income before income taxes are:
Depreciation and amortization	300	1,126	2,817
Inventory liquidation charges	588	621	1,039

        The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues and operating expenses.

6. Fair Value Measurements

        The Company utilizes the three-level valuation hierarchy as described in Note 5, Lease Termination and Impairment Charges, for the recognition and disclosure of fair value measurements.

        As of February 28, 2015 and March 1, 2014, the Company did not have any financial assets measured on a recurring basis. Please see Note 5 for fair value measurements of non-financial assets measured on a non-recurring basis.

  Other Financial Instruments

        Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.

        The fair value for LIBOR-based borrowings under the Company's senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company's other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $5,552,950 and $5,880,626, respectively, as of February 28, 2015. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $5,649,732 and $6,094,285, respectively, as of March 1, 2014. There were no outstanding derivative financial instruments as of February 28, 2015 and March 1, 2014.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

7. Income Taxes

        The provision for income tax (benefit) expense was as follows:

	Year Ended
	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)
Current tax:
Federal	$—	$—	$(6,305)
State	6,011	4,748	7,928

	6,011	4,748	1,623
Deferred tax and other:
Federal	(1,544,344)	—	(61,544)
State	(144,020)	(30,609)	(50,679)
Tax expense recorded as an increase of additional paid-in- capital	—	26,665	—

	(1,688,364)	(3,944)	(112,223)

Total income tax (benefit) expense	$(1,682,353)	$804	$(110,600)

        A reconciliation of the expected statutory federal tax and the total income tax (benefit) expense was as follows:

	Year Ended
	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)
Expected federal statutory expense at 35%	$149,389	$87,576	$2,626
Nondeductible expenses	805	857	1,897
State income taxes, net	11,565	44,366	39,470
Decrease of previously recorded liabilities	(3,698)	(21,101)	(91,881)
Nondeductible compensation	5,136	44,244	—
Recoverable federal tax due to special 5-year NOL carryback	—	—	(6,305)
Release of indemnification asset	—	5,941	37,324
Indemnification receipt	—	—	587
Valuation allowance	(1,841,304)	(161,079)	(94,318)
Other	(4,246)	—	—

Total income tax (benefit) expense	$(1,682,353)	$804	$(110,600)

        The income tax benefit of $1,682,353 was primarily attributable to the reduction of the deferred tax valuation allowance. The reduction of the valuation allowance was based upon the Company's achievement of cumulative profitability over a three year window, reported earnings for ten consecutive quarters, utilization of federal and state net operating losses against taxable income for the last three

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

7. Income Taxes (Continued)

years and the Company's historical ability of predicting earnings. Based upon the Company's projections for future taxable income over the periods in which the deferred tax assets are recoverable, management believes that it is more likely than not that the Company will realize the benefits of substantially all the net deferred tax assets existing at February 28, 2015.

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

        The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at February 28, 2015 and March 1, 2014:

	2015	2014
Deferred tax assets:
Accounts receivable	$68,582	$62,973
Accrued expenses	207,553	204,346
Liability for lease exit costs	98,906	116,803
Pension, retirement and other benefits	175,081	174,917
Long-lived assets	475,187	424,290
Other	5,232	1,989
Credits	63,826	60,951
Net operating losses	1,300,964	1,428,751

Total gross deferred tax assets	2,395,331	2,475,020
Valuation allowance	(231,679)	(2,060,811)

Total deferred tax assets	2,163,652	414,209
Deferred tax liabilities:
Inventory	437,165	414,209

Total gross deferred tax liabilities	437,165	414,209

Net deferred tax assets	$1,726,487	$—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

7. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2015	2014	2013
Unrecognized tax benefits	$10,143	$30,020	$247,722
Increases to prior year tax positions	1,003	—	6,305
Decreases to tax positions in prior periods	(984)	(3,215)	(196,214)
Increases to current year tax positions	123	—	—
Settlements	(681)	—	(3,655)
Lapse of statute of limitations	(90)	(16,662)	(24,138)

Unrecognized tax benefits balance	$9,514	$10,143	$30,020

        The amount of the above unrecognized tax benefits at February 28, 2015, March 1, 2014 and March 2, 2013 which would impact the Company's effective tax rate, if recognized, was $440, $876 and $14,651, respectively. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is remaining against the Company's net deferred tax assets.

        The Company is indemnified by Jean Coutu Group for certain tax liabilities incurred for all years ended up to and including the acquisition date of June 4, 2007, related to the Brooks Eckerd acquisition. Although the Company is indemnified by Jean Coutu Group, the Company remains the primary obligor to the tax authorities with respect to any tax liability arising for the years prior to the acquisition. Accordingly, as of February 28, 2015, March 1, 2014 and March 2, 2013, the Company had a corresponding recoverable indemnification asset of $0, $195 and $30,710 from Jean Coutu Group, included in the "Other Assets" line of the Consolidated Balance Sheets, to reflect the indemnification for such liabilities.

        While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the company.

        The Company recognizes interest and penalties related to tax contingencies as income tax expense. Prior to the adoption of ASC 740, "Income Taxes," the Company included interest as income tax expense and penalties as an operating expense. The Company recognized a benefit for interest and penalties in connection with tax matters of ($5,250), ($16,833) and ($43,069) for fiscal years 2015, 2014 and 2013, respectively. As of February 28, 2015 and March 1, 2014 the total amount of accrued income tax-related interest and penalties was $115 and $5,364, respectively.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The consolidated federal income tax returns are closed for examination thru fiscal year 2011. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. Tax examinations by various state taxing authorities could generally be conducted for a period of three to five years after filing of the respective return. However, as a result of filing amended returns, the Company has statutes open in some states from fiscal year 2005.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

7. Income Taxes (Continued)

  Net Operating Losses and Tax Credits

        At February 28, 2015, the Company had federal net operating loss (NOL) carryforwards of approximately $3,173,128. Of these, $1,588,642 will expire, if not utilized, between fiscal 2020 and 2026. An additional $1,567,808 will expire, if not utilized, between fiscal 2027 and 2032.

        At February 28, 2015, the Company had state NOL carryforwards of approximately $4,920,730, the majority of which will expire between fiscal 2020 and 2024.

        The Company's federal and state net operating loss carryforwards include federal deductions of $18,365 and state deductions of $66,973 for windfall tax benefits that have not yet been recognized in the financial statements at February 28, 2015. These tax benefits will be credited to additional paid-in capital when they reduce current taxable income consistent with the tax law ordering approach.

        At February 28, 2015, the Company had federal business tax credit carryforwards of $49,091, the majority of which will expire between 2019 and 2021. In addition to these credits, the Company had alternative minimum tax credit carryforwards of $3,221.

  Valuation Allowances

        The valuation allowances as of February 28, 2015 and March 1, 2014 apply to the net deferred tax assets of the Company. The Company maintained a valuation allowance of $231,679 at February 28, 2015 primarily comprised of state deferred tax assets and a full valuation allowance against net deferred tax assets of $2,060,811 at March 1, 2014 as a result of a three year cumulative loss.

8. Accounts Receivable

        The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. The allowance for uncollectible accounts at February 28, 2015 and March 1, 2014 was $31,247 and $26,873 respectively. The Company's accounts receivable are due primarily from third-party payors (e.g., pharmacy benefit management companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

9. Inventory

        At February 28, 2015 and March 1, 2014, inventories were $997,528 and $1,018,581, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") cost flow assumption. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The Company recorded a LIFO credit for fiscal year 2015 of $18,857, compared to a LIFO charge of $104,142 for fiscal year 2014 and a LIFO credit of $147,882 for fiscal year 2013. During fiscal 2015, 2014 and 2013, a reduction in inventories related to working capital initiatives resulted in the liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $38,867, $13,894 and $4,316 cost of sales decrease, with a corresponding reduction to the adjustment to LIFO for fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

10. Property, Plant and Equipment

        Following is a summary of property, plant and equipment, including capital lease assets, at February 28, 2015 and March 1, 2014:

	2015	2014
Land	$232,785	$233,098
Buildings	761,262	753,633
Leasehold improvements	2,078,974	1,890,369
Equipment	2,377,481	2,194,339
Construction in progress	95,672	69,388

	5,546,174	5,140,827
Accumulated depreciation	(3,454,805)	(3,183,498)

Property, plant and equipment, net	$2,091,369	$1,957,329

        Depreciation expense, which included the depreciation of assets recorded under capital leases, was $298,523, $284,603 and $286,374 in fiscal 2015, 2014 and 2013, respectively.

        Included in property, plant and equipment was the carrying amount, which approximates fair value, of assets to be disposed of totaling $6,317 and $1,887 at February 28, 2015 and March 1, 2014, respectively.

11. Goodwill and Other Intangibles

        Goodwill is not amortized, but is instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. When evaluating goodwill for possible impairment, the Company performs a qualitative assessment in the fourth quarter of the fiscal year to determine if it is more likely than not that the carrying value of the goodwill exceeds the fair value of the goodwill. During the Company's qualitative assessment it makes significant estimates, assumptions, and judgments, including, but not limited to, the overall economy, industry and market conditions, financial performance of the Company, changes in the Company's share price, and forecasts of revenue, profit, working capital requirements, and cash flows. The Company considers the sole reporting unit's historical results and operating trends when determining these assumptions. If the Company determines that it is more likely than not that the carrying value of the goodwill exceeds the fair value of the goodwill, it performs the first step of the impairment process, which compares the fair value of the reporting unit to its carrying amount, including the goodwill. The Company estimates the fair value of its reporting unit using a combination of a future discounted cash flow valuation model and a comparable market transaction model. If the carrying value of the reporting unit exceeds the fair value, the second step of the impairment process is performed and the implied fair value of the reporting unit is compared to the carrying amount of the goodwill. The implied fair value of the goodwill is determined the same way as the goodwill recognized in a business combination. The Company assigns the fair value of a reporting unit to all of the assets and liabilities of that unit (including unrecognized intangible assets) and any excess goes to the goodwill (its implied fair value). Any excess carrying amount of the goodwill over the implied fair value of the goodwill, is the amount of the impairment loss recognized.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

11. Goodwill and Other Intangibles (Continued)

        In the fiscal fourth quarter the Company completed a qualitative goodwill impairment assessment, and after evaluating the results, events and circumstances of the Company, the Company concluded that sufficient evidence existed to assert qualitatively that it is more likely than not that the fair value of the reporting unit exceeded its carrying value. Therefore, a two-step impairment assessment was not necessary and no goodwill impairment charge was assessed for the fiscal year ended February 28, 2015.

        Below is a summary of the changes in the carrying amount of goodwill for the fiscal year ended February 28, 2015:

February 28, 2015
Balance, March 1, 2014	$—
Acquisitions	76,124

Balance, February 28, 2015	$76,124

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's intangible assets as of February 28, 2015 and March 1, 2014.

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$653,377	$(481,041)	8 years	$634,320	$(447,608)	9 years
Prescription files	1,440,154	(1,191,010)	3 years	1,353,057	(1,108,542)	4 years

Total	$2,093,531	$(1,672,051)		$1,987,377	$(1,556,150)

        Also included in other non-current liabilities as of February 28, 2015 and March 1, 2014 are unfavorable lease intangibles with a net carrying amount of $55,571 and $62,687, respectively. These intangible liabilities are amortized over their remaining lease terms at time of acquisition.

        Amortization expense for these intangible assets and liabilities was $118,105, $119,138 and $127,737 for fiscal 2015, 2014 and 2013, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2016—$115,962; 2017—$102,571; 2018—$64,577; 2019—$38,579 and 2020—$19,217.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

12. Accrued Salaries, Wages and Other Current Liabilities

        Accrued salaries, wages and other current liabilities consisted of the following at February 28, 2015 and March 1, 2014:

	2015	2014
Accrued wages, benefits and other personnel costs	$444,278	$449,585
Accrued interest	57,539	69,193
Accrued sales and other taxes payable	137,236	133,357
Accrued store expense	244,031	238,324
Other	310,335	275,400

	$1,193,419	$1,165,859

13. Indebtedness and Credit Agreement

        Following is a summary of indebtedness and lease financing obligations at February 28, 2015 and March 1, 2014:

	2015	2014
Secured Debt:
Senior secured revolving credit facility due February 2018	$—	$400,000
Senior secured revolving credit facility due January 2020	1,725,000	—
Tranche 6 Term Loan due February 2020	—	1,152,293
8.00% senior secured notes (senior lien) due August 2020	650,000	650,000
Tranche 1 Term Loan (second lien) due August 2020	470,000	470,000
Tranche 2 Term Loan (second lien) due June 2021	500,000	500,000
10.25% senior secured notes (second lien) due October 2019 ($270,000 face value less unamortized discount of $1,160)	—	268,840
Other secured	5,367	5,324

	3,350,367	3,446,457
Guaranteed Unsecured Debt:
6.75% senior notes due June 2021	810,000	810,000
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $3,415 and $4,087)	905,415	906,087

	1,715,415	1,716,087
Unguaranteed Unsecured Debt:
8.5% convertible notes due May 2015	64,168	64,188
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000

	487,168	487,188
Lease financing obligations	91,993	107,411

Total debt	5,644,943	5,757,143
Current maturities of long-term debt and lease financing obligations	(100,376)	(49,174)

Long-term debt and lease financing obligations, less current maturities	$5,544,567	$5,707,969

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

13. Indebtedness and Credit Agreement (Continued)

  Credit Facility

        On January 13, 2015, the Company amended and restated its senior secured credit facility ("Amended and Restated Senior Secured Credit Facility" or "revolver"), which, among other things, increased borrowing capacity from $1,795,000 to $3,000,000 (increasing to $3,700,000 upon the repayment of its 8.00% senior secured notes due August 2020 ("8.00% Notes")), and extended the maturity to January 2020 from February 2018. The Company used borrowings under the revolver to repay and retire all of the $1,143,650 outstanding under its Tranche 7 Senior Secured Term Loan due 2020, along with associated fees and expenses. Borrowings under the revolver bear interest at a rate per annum between LIBOR plus 1.50% and LIBOR plus 2.00% based upon the average revolver availability (as defined in the Amended and Restated Senior Secured Credit Facility). The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the revolver, depending on the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). Amounts drawn under the revolver become due and payable on January 13, 2020.

        On February 10, 2015, the Company amended the Amended and Restated Senior Secured Credit Facility to, among other things, increase the flexibility of Rite Aid to incur and/or issue unsecured indebtedness, including in connection with the arrangements contemplated by the merger agreement executed in connection with the pending acquisition of EnvisionRx, and made certain other modifications to the covenants applicable to Rite Aid and its subsidiaries.

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At February 28, 2015, the Company had $1,725,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $71,084, which resulted in additional borrowing capacity of $1,203,916.

        The Amended and Restated Senior Secured Credit Facility restricts the Company and the subsidiary guarantors from accumulating cash on hand, and under certain circumstances, requires the funds in the Company's deposit accounts to be applied first to the repayment of outstanding revolving loans under the senior secured credit facility and then to be held as collateral for the senior obligations.

        The Amended and Restated Senior Secured Credit Facility allows the Company to have outstanding, at any time, up to $1,500,000 (or $1,800,000 solely to the extent incurred in anticipation of the funding of the Pending Acquisition) in secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Amended and Restated Senior Secured Credit Facility and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest of (a) the fifth anniversary of the effectiveness of the Amended and Restated Senior Secured Credit Facility and (b) the latest maturity date of any Term Loan or Other Revolving Loan (each as defined in the Amended and Restated Senior Secured Credit Facility) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date and, with respect to any escrow notes issued by Rite Aid, excluding any special mandatory redemption of the type described in clause (iii) of the definition of "Escrow Notes" in the Amended and Restated

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

13. Indebtedness and Credit Agreement (Continued)

Senior Secured Credit Facility). Subject to the limitations described in clauses (a) and (b) of the immediately preceding sentence, the Amended and Restated Senior Secured Credit Facility additionally allows the Company to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Amended and Restated Senior Secured Credit Facility) is not in effect; provided, however, that certain of the Company's other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Amended and Restated Senior Secured Credit Facility also contains certain restrictions on the amount of secured first priority debt the Company is able to incur. The Amended and Restated Senior Secured Credit Facility also allows for the voluntary repurchase of any debt or the mandatory repurchase of the Company's 8.5% convertible notes due 2015 or other convertible debt, so long as the Amended and Restated Senior Secured Credit Facility is not in default and the Company maintains availability under its revolving credit facility of more than (i) prior to the repayment of our 8.00% Notes, $300,000 and (ii) on and after the repayment of the Company's 8.00% Notes, $365,000.

        As of January 13, 2015, the Amended and Restated Senior Secured Credit Facility has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolving credit facility is less than (i) in the case of dates prior to the repayment of our 8.00% Notes, $175,000 and (ii) in the case of dates on and after the repayment of the Company's 8.00% Notes, $200,000 or (b) on the third consecutive business day on which availability under the revolving credit facility is less than (i) in the case of dates prior to the repayment of the Company's 8.00% Notes, $225,000 and (ii) in the case of dates on or after the repayment of the Company's 8.00% Notes, $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolving credit facility is equal to or greater than (i) in the case of dates prior to the repayment of the Company's 8.00% Notes, $225,000 and (ii) in the case of dates on or after the repayment of the Company's 8.00% Notes, $250,000. As of February 28, 2015, the availability was at a level that did not did not trigger this covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

        The Amended and Restated Senior Secured Credit Facility also provides for customary events of default.

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

        Substantially all of Rite Aid Corporation's 100 percent owned subsidiaries guarantee the obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

13. Indebtedness and Credit Agreement (Continued)

term loan facilities, secured guaranteed notes and unsecured guaranteed notes. The Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities and secured guaranteed notes are secured, on a senior or second priority basis, as applicable, by a lien on, among other things, accounts receivable, inventory and prescription files of the subsidiary guarantors. The subsidiary guarantees related to the Company's Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. The Company has no independent assets or operations. Additionally, the subsidiaries, including joint ventures, that do not guaranty the credit facility, second priority secured term loan facilities and applicable notes, are minor. Accordingly, condensed consolidating financial information for the Company and subsidiaries is not presented.

Other 2015 Transactions

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

Financing for the Pending Acquisition

        On April 2, 2015, the Company issued $1,800,000 aggregate principal amount of its 6.125% senior notes due 2023 to finance the cash portion of its pending acquisition of EnvisionRx. The Company's obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of its subsidiaries that guarantee the Company's obligations under the senior secured credit facility (the "Senior Credit Facility"), the Tranche 1 Term Loan, the Tranche 2 Term Loan, and the 8.00% Notes, the 9.25% Notes and the 6.75% senior notes due 2021 (the "6.75% Notes") (the "Rite Aid Subsidiary Guarantors"), and, upon completion of the acquisition, by EnvisionRx and certain of its domestic subsidiaries other than Envision Insurance Company (the "EnvisionRx Subsidiary Guarantors" and, together with the Rite Aid Subsidiary Guarantors, the "Subsidiary Guarantors"). The guarantees will be unsecured. The 6.125% senior notes are unsecured, unsubordinated obligations of Rite Aid Corporation and will rank equally in right of payment with all of its other unsecured, unsubordinated indebtedness.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

13. Indebtedness and Credit Agreement (Continued)

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

13. Indebtedness and Credit Agreement (Continued)

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

  Interest Rates and Maturities

        The annual weighted average interest rate on the Company's indebtedness was 5.7%, 6.4%, and 7.1% for fiscal 2015, 2014, and 2013, respectively.

        The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2016—$69,535; 2017—$0; 2018—$0; 2019—$0 and $5,480,000 in 2020 and thereafter.

14. Leases

        The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from 5 to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $8,559, $8,369, and $8,536, was $964,484, $952,777, and $951,239 in fiscal 2015, 2014, and 2013, respectively. These amounts include contingent rentals of $18,919, $18,679 and $21,026 in fiscal 2015, 2014, and 2013, respectively.

        During fiscal 2015, the Company did not enter into any sale-leaseback transactions whereby the Company sold owned operating stores to independent third parties and concurrent with the sale, entered into an agreement to lease the store back from the purchasers.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

14. Leases (Continued)

The Company accounted for these leases as operating leases. The transactions resulted in a gain of $1,818 which is included in the gain on sale of assets, net for the fifty-two weeks ended March 2, 2013.

        The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at February 28, 2015 and March 1, 2014 are summarized as follows:

	2015	2014
Land	$5,063	$5,063
Buildings	133,177	135,581
Leasehold improvements	1,330	1,446
Equipment	36,934	34,305
Accumulated depreciation	(123,581)	(113,536)

	$52,923	$62,859

        Following is a summary of lease finance obligations at February 28, 2015 and March 1, 2014:

	2015	2014
Obligations under financing leases	$87,253	$102,671
Sale-leaseback obligations	4,740	4,740
Less current obligation	(30,841)	(32,240)

Long-term lease finance obligations	$61,152	$75,171

        Following are the minimum lease payments for all properties under a lease agreement that will have to be made in each of the years indicated based on non-cancelable leases in effect as of February 28, 2015:

Fiscal year	Lease Financing Obligations	Operating Leases
2016	$37,592	$1,017,273
2017	19,330	980,733
2018	13,496	904,510
2019	12,370	813,533
2020	8,241	686,302
Later years	27,507	3,395,003

Total minimum lease payments	118,536	$7,797,354

Amount representing interest	(26,543)

Present value of minimum lease payments	$91,993

15. Stock Option and Stock Award Plans

        The Company recognizes share-based compensation expense in accordance with ASC 718, "Compensation—Stock Compensation." Expense is recognized over the requisite service period of the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

15. Stock Option and Stock Award Plans (Continued)

award, net of an estimate for the impact of forfeitures. Operating results for fiscal 2015, 2014 and 2013 include $23,390, $16,194 and $17,717 of compensation costs related to the Company's stock-based compensation arrangements.

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

        In June 2014, the stockholders of Rite Aid Corporation approved the adoption of the Rite Aid Corporation 2014 Omnibus Equity Plan. Under the plan, 58,000 shares of Rite Aid common stock plus any shares of common stock remaining available for grant under the Rite Aid Corporation 2010 Omnibus Equity Plan and the Rite Aid Corporation 2012 Omnibus Equity Plan as of the effective date of the 2014 Plan (provided that no more than 25,000 shares may be granted as incentive stock options) are available for granting of restricted stock, stock options, phantom stock, stock bonus awards and other equity based awards at the discretion of the Board of Directors. The adoption of the 2014 Omnibus Equity Plan became effective on June 19, 2014.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

15. Stock Option and Stock Award Plans (Continued)

        All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 66,288 as of February 28, 2015.

  Stock Options

        The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used for options granted in fiscal 2015, 2014 and 2013:

	2015	2014	2013
Expected stock price volatility(1)	74%	85%	85%
Expected dividend yield(2)	0.00%	0.00%	0.00%
Risk-free interest rate(3)	1.70%	1.45%	0.71%
Expected option life(4)	5.5 years	5.5 years	5.5 years

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

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

15. Stock Option and Stock Award Plans (Continued)

        The weighted average fair value of options granted during fiscal 2015, 2014 and 2013 was $4.43, $1.91 and $0.91, respectively. Following is a summary of stock option transactions for the fiscal years ended February 28, 2015, March 1, 2014 and March 2, 2013:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 3, 2012	73,798	$1.52
Granted	12,020	1.32
Exercised	(1,535)	1.06
Cancelled	(3,283)	2.08

Outstanding at March 2, 2013	81,000	$1.48

Granted	4,828	2.76
Exercised	(26,873)	1.24
Cancelled	(2,989)	2.46

Outstanding at March 1, 2014	55,966	$1.65

Granted	3,097	7.04
Exercised	(16,485)	1.46
Cancelled	(910)	3.16

Outstanding at February 28, 2015	41,668	$2.09	6.05	$245,237

Vested or expected to vest at February 28, 2015	40,422	$2.09	6.01	$237,899

Exercisable at February 28, 2015	25,375	$1.74	5.05	$158,240

        As of February 28, 2015, there was $17,871 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.58 years.

        Cash received from stock option exercises for fiscal 2015, 2014 and 2013 was $24,117, $33,217 and $1,646, respectively. The income tax benefit from stock options for fiscal 2015, 2014 and 2013 was $30,099, $23,660 and $0, respectively. The total intrinsic value of stock options exercised for fiscal 2015, 2014 and 2013 was $92,355, $80,598 and $714, respectively.

        Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees.

  Restricted Stock

        The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans typically vest in equal annual installments over a three-year period. Unvested shares are forfeited upon termination of employment. Following is a

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

15. Stock Option and Stock Award Plans (Continued)

summary of restricted stock transactions for the fiscal years ended February 28, 2015, March 1, 2014 and March 2, 2013:

	Shares	Weighted Average Grant Date Fair Value
Balance at March 3, 2012	11,506	$1.20
Granted	5,450	1.31
Vested	(3,917)	1.18
Cancelled	(362)	1.26

Balance at March 2, 2013	12,677	$1.25

Granted	2,743	2.79
Vested	(4,152)	1.23
Cancelled	(1,212)	1.48

Balance at March 1, 2014	10,056	$1.66

Granted	3,303	7.01
Vested	(5,239)	1.54
Cancelled	(454)	5.00

Balance at February 28, 2015	7,666	$3.84

        At February 28, 2015, there was $19,371 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.09 years.

        The total fair value of restricted stock vested during fiscal years 2015, 2014 and 2013 was $8,090, $5,098 and $4,623, respectively.

  Performance Based Incentive Plan

        Beginning in fiscal 2015, the Company provided certain of its associates with a performance based incentive plan under which the associates will receive a certain number of shares of the Company's common stock based on the Company meeting certain financial and performance goals. The Company incurred $1,769, $0 and $0 related to this performance based incentive plan for fiscal 2015, 2014, and 2013, respectively, which is recorded as a component of stock-based compensation expense.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

16. Reclassifications from Accumulated Other Comprehensive Loss

        The following table summarizes the components of accumulated other comprehensive loss and the changes in balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the fiscal years ended February 28, 2015, March 1, 2014 and March 2, 2013:

	February 28, 2015 (52 Weeks)		March 1, 2014 (52 Weeks)		March 2, 2013 (52 Weeks)
	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss
Accumulated other comprehensive loss
Balance—beginning of period	$(37,334)	$(37,334)	$(61,369)	$(61,369)	$(52,634)	$(52,634)
Other comprehensive income before reclassifications, net of $7,506, $0, and $0 tax benefit	(10,578)	(10,578)	19,211	19,211	(13,767)	(13,767)
Amounts reclassified from accumulated other comprehensive loss to net income, net of $1,464, $0, and $0 tax expense	2,062	2,062	4,824	4,824	5,032	5,032

Balance—end of period	$(45,850)	$(45,850)	$(37,334)	$(37,334)	$(61,369)	$(61,369)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

16. Reclassifications from Accumulated Other Comprehensive Loss (Continued)

        The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the fiscal years ended February 28, 2015, March 1, 2014 and March 2, 2013:

	Fiscal Years Ended February 28, 2015, March 1, 2014 and March 2, 2013
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)	March 2, 2013 (52 Weeks)	Affected line item in the consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(240)	$(240)	$(240)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(3,286)	(4,584)	(4,792)	Selling, general and administrative expenses

	(3,526)	(4,824)	(5,032)	Total before income tax expense
	1,464	—	—	Income tax benefit(b)

	$(2,062)	$(4,824)	$(5,032)	Net of income tax benefit

(a)—See Note 17, Retirement Plans for additional details.

(b)—Income tax expense is $0 for fiscal 2014 and 2013 due to the valuation allowance. See Note 7, Income Taxes for additional details.

17. Retirement Plans

  Defined Contribution Plans

        The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. In accordance with those plan provisions, the Company matches 100% of a participant's pretax payroll contributions, up to a maximum of 3% of such participant's pretax annual compensation. Thereafter, the Company will match 50% of the participant's additional pretax payroll contributions, up to a maximum of 2% of such participant's additional pretax annual compensation. Total expense recognized for the above plans was $60,552 in fiscal 2015, $57,857 in fiscal 2014 and $56,480 in fiscal 2013.

        The Company sponsors a Supplemental Executive Retirement Plan ("SERP") for its officers, which is a defined contribution plan that is subject to a five year graduated vesting schedule. The expense recognized for the SERP was $8,748 in fiscal 2015, $11,531 in fiscal 2014 and $7,469 in fiscal 2013.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

17. Retirement Plans (Continued)

  Defined Benefit Plans

        The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company's funding policy for The Rite Aid Pension Plan (The "Defined Benefit Pension Plan") is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made contributions of $1,159 in fiscal 2015, $8,000 in fiscal 2014 and $5,583 in fiscal 2013.

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

        Net periodic pension expense and other changes recognized in other comprehensive income for the defined benefit pension plans and the nonqualified executive retirement plan included the following components:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2015	2014	2013	2015	2014	2013
Service cost	$2,543	$3,341	$2,908	$—	$—	$—
Interest cost	6,474	6,120	6,128	542	541	616
Expected return on plan assets	(7,339)	(6,738)	(6,719)	—	—	—
Amortization of unrecognized prior service cost	240	240	240	—	—	—
Amortization of unrecognized net loss (gain)	2,392	4,935	3,926	894	(351)	866

Net pension expense	$4,310	$7,898	$6,483	$1,436	$190	$1,482
Other changes recognized in other comprehensive loss:
Unrecognized net (gain) loss arising during period	$17,190	$(18,860)	$12,901	$894	$(351)	$866
Prior service cost arising during period	—	—	—	—	—	—
Amortization of unrecognized prior service costs	(240)	(240)	(240)	—	—	—
Amortization of unrecognized net (loss) gain	(2,392)	(4,935)	(3,926)	(894)	351	(866)

Net amount recognized in other comprehensive loss	14,558	(24,035)	8,735	—	—	—

Net amount recognized in pension expense and other comprehensive loss	$18,868	$(16,137)	$15,218	$1,436	$190	$1,482

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

17. Retirement Plans (Continued)

        The table below sets forth reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's defined benefit plans, as well as the funded status and amounts recognized in the Company's balance sheet as of February 28, 2015 and March 1, 2014:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	2015	2014	2015	2014
Change in benefit obligations:
Benefit obligation at end of prior year	$148,596	$158,522	$12,865	$14,332
Service cost	2,543	3,341	—	—
Interest cost	6,474	6,120	542	541
Distributions	(12,190)	(7,677)	(1,616)	(1,657)
Change due to change in assumptions	—	—	—	—
Actuarial (gain) loss	21,833	(11,710)	894	(351)

Benefit obligation at end of year	$167,256	$148,596	$12,685	$12,865

Change in plan assets:
Fair value of plan assets at beginning of year	$128,984	$114,773	$—	$—
Employer contributions	1,159	8,000	1,616	1,655
Actual return on plan assets	11,981	13,888	—	—
Distributions (including expenses paid by the plan)	(12,190)	(7,677)	(1,616)	(1,655)

Fair value of plan assets at end of year	$129,934	$128,984	$—	$—

Funded status	$(37,322)	$(19,612)	$(12,685)	$(12,865)

Net amount recognized	$(37,322)	$(19,612)	$(12,685)	$(12,865)

Amounts recognized in consolidated balance sheets consisted of:
Prepaid pension cost	$—	$—	$—	$—
Accrued pension liability	(37,322)	(19,612)	(12,685)	(12,865)

Net amount recognized	$(37,322)	$(19,612)	$(12,685)	$(12,865)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(50,146)	$(35,348)	$—	$—
Prior service cost	(67)	(307)	—	—

Amount recognized	$(50,213)	$(35,655)	$—	$—

        The estimated net actuarial loss and prior service cost amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal 2016 are $3,913 and $67, respectively.

        The accumulated benefit obligation for the defined benefit pension plan was $167,256 and $148,596 as of February 28, 2015 and March 1, 2014, respectively. The accumulated benefit obligation

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

17. Retirement Plans (Continued)

for the nonqualified executive retirement plan was $12,685 and $12,865 as of February 28, 2015 and March 1, 2014, respectively.

        The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of February 28, 2015, March 1, 2014 and March 2, 2013 were as follows:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2015	2014	2013	2015	2014	2013
Discount rate	4.00%	4.50%	4.00%	4.00%	4.50%	4.00%
Rate of increase in future compensation levels	N/A	4.50%	4.50%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.50%	7.75%	7.75%	N/A	N/A	N/A

        Weighted average assumptions used to determine net cost for the fiscal years ended February 28, 2015, March 1, 2014 and March 2, 2013 were:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2015	2014	2013	2015	2014	2013
Discount rate	4.50%	4.00%	4.50%	4.50%	4.00%	4.50%
Rate of increase in future compensation levels	N/A	4.50%	5.00%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%	N/A	N/A	N/A

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.50% long-term rate of return on plan assets assumption for fiscal 2015 and 7.75% for fiscal 2014 and fiscal 2013.

        The Company's pension plan asset allocations at February 28, 2015 and March 1, 2014 by asset category were as follows:

	February 28, 2015	March 1, 2014
Equity securities	53%	62%
Fixed income securities	47%	38%

Total	100%	100%

        The investment objectives of the Defined Benefit Pension Plan, the only defined benefit plan with assets, are to:

  •
  Achieve a rate of return on investments that exceeds inflation over a full market cycle and is consistent with actuarial assumptions;

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

17. Retirement Plans (Continued)

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

        The following targets are to be applied to the allocation of plan assets.

Category	Target Allocation
U.S. equities	39%
International equities	13%
U.S. fixed income	48%

Total	100%

        The Company expects to contribute $0 to the Defined Benefit Pension Plan and make payments of $1,644 to participants of the Nonqualified Executive Retirement Plan during fiscal 2016.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

17. Retirement Plans (Continued)

        The following table sets forth by level within the fair value hierarchy a summary of the plan's investments measured at fair value on a recurring basis as of February 28, 2015 and March 1, 2014:

	Fair Value Measurements at February 28, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	$—	$17,071	$—	$17,071
Large Cap	—	35,524	—	35,524
Small-Mid Cap	—	15,977	—	15,977
Fixed Income
Long Term Credit Bond Index	—	47,249	—	47,249
Intermediate Fixed Income	—	13,612	—	13,612
Other types of investments
Short Term Investments	—	501	—	501

Total	$—	$129,934	$—	$129,934

	Fair Value Measurements at March 1, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	$—	$20,401	$—	$20,401
Large Cap	—	40,913	—	40,913
Small-Mid Cap	—	18,071	—	18,071
Fixed Income
Long Term Credit Bond Index	—	47,360	—	47,360
Other types of investments
Short Term Investments	—	2,239	—	2,239

Total	$—	$128,984	$—	$128,984

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

17. Retirement Plans (Continued)

        Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan and the nonqualified executive retirement plan during the years indicated:

Fiscal Year	Defined Benefit Pension Plan	Nonqualified Executive Retirement Plan
2016	$7,857	$1,644
2017	7,974	1,619
2018	8,076	1,249
2019	8,155	1,225
2020	8,409	1,142
2021 - 2025	44,902	4,153

Total	$85,373	$11,032

  Other Plans

        The Company participates in various multi-employer union pension plans that are not sponsored by the Company. Total expenses recognized for the multi-employer plans were $24,261 in fiscal 2015, $26,617 in fiscal 2014 and $19,787 in fiscal 2013.

18. Multiemployer Plans that Provide Pension Benefits

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

        The Company's participation in these plans for the annual period ended February 28, 2015 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available for fiscal 2015 and fiscal 2014 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last two columns list the expiration

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

18. Multiemployer Plans that Provide Pension Benefits (Continued)

date(s) of the collective-bargaining agreement(s) to which the plans are subject and any minimum funding requirements. There have been no significant changes that affect the comparability of total employer contributions of fiscal years 2015, 2014, and 2013.

		Pension Protection Act Zone Status			Contributions of the Company				Expiration Date of Collective- Bargaining Agreement
				FIP/ RP Status Pending/ Implemented
	EIN/Pension Plan Number							Surcharge Imposed		Minimum Funding Requirements
Pension		2015	2014		2015	2014	2013
1199 SEIU Health Care Employees Pension Fund	13-3604862-001	Green—12/31/2013	Green—12/31/2012	No	$11,568	$14,093	$9,830	No	4/18/2015	Contribution rate of 11.25% of gross wages earned per associate.
Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	51-6029925-001	Red—12/31/2014	Red—12/31/2013	Implemented	7,002	6,476	3,416	No	7/12/2015	Contributions of $1.242 per hour worked for pharmacists and $0.563 per hour worked for non pharmacists.
UFCW Pharmacists, Clerks and Drug Employers Pension Trust (formerly the Northern California Pharmacists, Clerks and Drug Employers Pension Plan)	94-2518312-001	Green—12/31/2014	Green—12/31/2013	No	2,938	2,900	2,858	No	7/13/2013	Effective 09/01/2014, contribution rate frozen at $0.55 per hour worked for associates. Prior to 9/01/2014, contribution rate of $0.57 per hour worked for associates.
United Food and Commercial Workers Union-Employer Pension Fund	34-6665155-001	Red—9/30/2014	Red—9/30/2013	Implemented	667	629	559	No	12/31/2014	Contribution rate of $1.49 per hour worked.
United Food and Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	51-6031766-001	Yellow—9/30/2014	Yellow—9/30/2013	Implemented	480	441	399	No	12/31/2014	Contribution rate of $1.52 per hour worked.
Other Funds					1,606	2,078	2,725

					$24,261	$26,617	$19,787

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

18. Multiemployer Plans that Provide Pension Benefits (Continued)

        The Company was listed in these plans Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of the Plan's Year-End)
UFCW Pharmacists, Clerks and Drug Employers Pension Trust (formerly Northern California Pharmacists, Clerks and Drug Employers Pension Plan)	12/31/2013 and 12/31/2012
Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	12/31/2013 and 12/31/2012
United Food & Commercial Workers Union- Employer Pension Fund	9/30/2013 and 9/30/2012
United Food & Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	9/30/2013 and 9/30/2012

        At the date the Company's financial statements were issued, certain Forms 5500 were not available.

        During fiscal 2015, the Company did not withdrawal from any plans or incur any additional withdrawal liabilities.

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

19. Commitments, Contingencies and Guarantees

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

19. Commitments, Contingencies and Guarantees (Continued)

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

        With respect to cases involving pharmacist meal and rest periods (Chase and Scherwin v. Rite Aid Corporation pending in Los Angeles County Superior Court and Kyle v. Rite Aid Corporation pending in Sacramento County Superior Court), during the period ended March 1, 2014, the Company recorded a legal accrual with respect to these matters. The Company and the attorneys representing the putative class of pharmacists have agreed to a class wide settlement of the case of $9.0 million subject to final Court approval. The parties are in the process of obtaining Court approval.

        In the employee seating case (Hall v. Rite Aid Corporation, San Diego County Superior Court), the Court, in October 2011, granted the plaintiff's motion for class certification. The Company filed its motion for decertification, which motion was granted in November 2012. Plaintiff subsequently

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

19. Commitments, Contingencies and Guarantees (Continued)

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

        In April 2012, the Company received an administrative subpoena from the Drug Enforcement Administration ("DEA"), Albany, New York District Office, requesting information regarding the Company's sale of products containing pseudoephedrine ("PSE"). In April 2012, it also received a communication from the United States Attorneys Office ("USAO") for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 ("CMEA"). In April 2013, the Company received additional administrative subpoenas from DEA concerning certain retail PSE transactions at New York stores and the USAO commenced discussions with the Company regarding whether, from 2009 (upon implementation of an electronic PSE transaction logbook system) through the present, the Company sold products containing PSE in violation of the CMEA. The Company received additional administrative subpoenas from the DEA beginning in December 2013 requesting information in connection with an investigation of violations of the CMEA in West Virginia. Violations of the CMEA could result in the imposition of administrative, civil and/or criminal penalties against the Company. The Company is cooperating with the government and continues to provide information responsive to the subpoenas. The Company has entered into a tolling agreement with the USAO. Discussions are underway to resolve these matters, but whether an agreement can be reached and on what terms are uncertain. While the Company's management cannot predict the outcome of these matters, it is possible that the Company's results of operations or cash flows could be materially affected by an unfavorable resolution.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

19. Commitments, Contingencies and Guarantees (Continued)

        The Company was served with a Civil Investigative Demand ("CID") dated June 21, 2013 by the USAO for the Eastern District of California and the Attorney General's Office of the State of California (the "AG"). The CID requests records and responses to interrogatories regarding Rite Aid's Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated "Code 1" by the State of California. The Company is in the process of producing responsive documents and interrogatory responses to the USAO and AG and is unable to predict the timing or outcome of any review by the government of such information.

        In addition to the above described matters, the Company is subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of business. While the Company's management cannot predict the outcome of any of the claims, the Company's management does not believe that the outcome of any of these legal matters will be material to the Company's consolidated financial position. It is possible, however, that the Company's results of operations or cash flows could be materially affected by an unfavorable resolution of pending litigation or contingencies.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

20. Supplementary Cash Flow Data

	Year Ended
	February 28, 2015	March 1, 2014	March 2, 2013
Cash paid for interest (net of capitalized amounts of $145, $197 and $399)	$384,329	$414,692	$482,145

Cash payments (refund) for income taxes, net	$6,665	$3,191	$(776)

Equipment financed under capital leases	$6,157	$18,065	$7,906

Equipment received for noncash consideration	$1,600	$2,825	$3,285

Preferred stock dividends paid in additional shares	$—	$8,318	$10,528

Accrued capital expenditures	$87,916	$72,841	$45,456

Gross borrowings from revolver	$6,078,000	$2,668,000	$1,117,000

Gross repayments to revolver	$4,753,000	$2,933,000	$588,000

21. Related Party Transactions

        There were receivables from related parties of $15 and $19 at February 28, 2015 and March 1, 2014, respectively.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

21. Related Party Transactions (Continued)

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

22. Interim Financial Results (Unaudited)

	Fiscal Year 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$6,465,531	$6,522,584	$6,692,333	$6,847,929	$26,528,377
Cost of goods sold	4,662,552	4,628,005	4,769,020	4,892,068	18,951,645
Selling, general and administrative expenses	1,644,354	1,640,524	1,692,437	1,718,327	6,695,642
Lease termination and impairment charges	4,848	7,111	8,702	21,284	41,945
Interest expense	100,820	100,950	97,400	98,442	397,612
Loss on debt retirements, net	—	—	18,512	—	18,512
Gain on sale of assets, net	(370)	(1,715)	(455)	(1,259)	(3,799)

	6,412,204	6,374,875	6,585,616	6,728,862	26,101,557

Income before income taxes	53,327	147,709	106,717	119,067	426,820
Income tax expense (benefit)	11,881	19,860	1,871	(1,715,965)	(1,682,353)

Net income	$41,446	$127,849	$104,846	$1,835,032	$2,109,173

Basic income per share(1)	$0.04	$0.13	$0.11	$1.88	$2.17

Diluted income per share(1)	$0.04	$0.13	$0.10	$1.79	$2.08

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

22. Interim Financial Results (Unaudited) (Continued)

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

(1)
Income per share amounts for each quarter may not necessarily total to the yearly income per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

        During the third quarter of 2015, the Company recorded a loss on debt retirement related to the October 2014 redemption of the outstanding 10.25% senior notes due 2019 as discussed in Note 13. During the fourth quarter of fiscal 2015, the Company recorded facilities impairment charges of $13,105 and a LIFO credit of $23,489 due to lower pharmacy inventory in both its stores and distribution centers in connection with its Purchasing and Delivery Arrangement as compared to a LIFO charge recognized at prior year end caused by higher pharmacy inflation rates.

        During the second quarter of 2014, the Company recorded a loss on debt retirement related to the July 2013 refinancing as discussed in Note 13. During the fourth quarter of fiscal 2014, the Company recorded facilities impairment charges of $7,877 and LIFO expense of $44,142 due to higher pharmacy inflation rates at year end as compared to significant deflation associated with generic products recognized at prior year end.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013

(In thousands, except per share amounts)

23. Financial Instruments

        The carrying amounts and fair values of financial instruments at February 28, 2015 and March 1, 2014 are listed as follows:

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$2,695,000	$2,649,825	$2,522,293	$2,524,508
Fixed rate indebtedness	$2,857,950	$3,230,801	$3,127,439	$3,569,777

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

RITE AID CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended February 28, 2015, March 1, 2014 and March 2, 2013
(dollars in thousands)

Allowances deducted from accounts receivable for estimated uncollectible amounts:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended February 28, 2015	$26,873	$66,319	$61,945	$31,247
Year ended March 1, 2014	$28,271	$43,524	$44,922	$26,873
Year ended March 2, 2013	$28,832	$36,397	$36,958	$28,271

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION
By:	/s/ JOHN T. STANDLEY John T. Standley Chairman and Chief Executive Officer
Dated: April 23, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on April 23, 2015.

Signature	Title

/s/ JOHN T. STANDLEY John T. Standley	Chairman, Chief Executive Officer and Director (principal executive officer)
/s/ DARREN W. KARST Darren W. Karst	Chief Financial Officer and Executive Vice President (principal financial officer)
/s/ DOUGLAS E. DONLEY Douglas E. Donley	Chief Accounting Officer and Senior Vice President (principal accounting officer)
/s/ JOSEPH B. ANDERSON, JR Joseph B. Anderson, Jr	Director
/s/ BRUCE G. BODAKEN Bruce G. Bodaken	Director
/s/ DAVID R. JESSICK David R. Jessick	Director
/s/ KEVIN E. LOFTON Kevin E. Lofton	Director

Signature	Title

/s/ MYRTLE S. POTTER Myrtle S. Potter	Director
/s/ MICHAEL N. REGAN Michael N. Regan	Director
/s/ MARCY SYMS Marcy Syms	Director