Form 10-Q
period 2015-05-30
RITE AID CORP
filed 2015-06-22
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2015

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

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). Yes ☐   No ☒

The registrant had 1,014,924,539 shares of its $1.00 par value common stock outstanding as of June 14, 2015.

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

•                  our ability to complete the pending acquisition of EnvisionRx and realize the benefits of this transaction; and

•                  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” either included herein or in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015 (the “Fiscal 2015 10-K “), as well as in the “Risk Factors” section of the Fiscal 2015 10-K, which we filed with the SEC on April 23, 2015 and is available on the SEC’s website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	May 30, 2015	February 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,922,129	$115,899
Accounts receivable, net	969,725	980,904
Inventories, net of LIFO reserve of $1,003,515 and $997,528	2,820,784	2,882,980
Deferred tax assets	17,823	17,823
Prepaid expenses and other current assets	100,386	224,152
Total current assets	5,830,847	4,221,758
Property, plant and equipment, net	2,143,575	2,091,369
Goodwill	76,124	76,124
Other intangibles, net	403,085	421,480
Deferred tax assets	1,756,809	1,766,349
Other assets	319,334	286,172
Total assets	$10,529,774	$8,863,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$35,039	$100,376
Accounts payable	1,167,354	1,133,520
Accrued salaries, wages and other current liabilities	1,144,889	1,193,419
Deferred tax liabilities	57,685	57,685
Total current liabilities	2,404,967	2,485,000
Long-term debt, less current maturities	7,142,247	5,483,415
Lease financing obligations, less current maturities	57,585	61,152
Other noncurrent liabilities	772,244	776,629
Total liabilities	10,377,043	8,806,196
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 1,014,827 and 988,558	1,014,827	988,558
Additional paid-in capital	4,570,996	4,521,023
Accumulated deficit	(5,387,839)	(5,406,675)
Accumulated other comprehensive loss	(45,253)	(45,850)
Total stockholders’ equity	152,731	57,056
Total liabilities and stockholders’ equity	$10,529,774	$8,863,252

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	May 30, 2015	May 31, 2014
Revenues	$6,647,561	$6,465,531
Costs and expenses:
Cost of goods sold	4,788,031	4,662,552
Selling, general and administrative expenses	1,699,585	1,644,354
Lease termination and impairment charges	5,022	4,848
Interest expense	123,607	100,820
Loss (gain) on sale of assets, net	39	(370)
	6,616,284	6,412,204
Income before income taxes	31,277	53,327
Income tax expense	12,441	11,881
Net income	$18,836	$41,446
Computation of income attributable to common stockholders:
Income attributable to common stockholders—basic and diluted	$18,836	$41,446
Basic income per share	$0.02	$0.04
Diluted income per share	$0.02	$0.04

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	May 30, 2015	May 31, 2014
Net income	$18,836	$41,446
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $398 and $0 tax expense	597	659
Total other comprehensive income	597	659
Comprehensive income	$19,433	$42,105

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	May 30, 2015	May 31, 2014
Operating activities:
Net income	$18,836	$41,446
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	109,649	103,105
Lease termination and impairment charges	5,022	4,848
LIFO charges	5,987	1,545
Loss (gain) on sale of assets, net	39	(370)
Stock-based compensation expense	7,370	4,156
Changes in deferred taxes	9,540	—
Excess tax benefit on stock options and restricted stock	(2,820)	(10,522)
Changes in operating assets and liabilities:
Accounts receivable	11,027	41,347
Inventories	56,204	59,375
Accounts payable	79,715	86,324
Other assets and liabilities, net	67,266	(91,506)
Net cash provided by operating activities	367,835	239,748
Investing activities:
Payments for property, plant and equipment	(141,037)	(94,342)
Intangible assets acquired	(14,293)	(19,586)
Acquisition of Health Dialog and RediClinic, net of cash acquired	—	(65,306)
Proceeds from dispositions of assets and investments	2,838	1,873
Net cash used in investing activities	(152,492)	(177,361)
Financing activities:
Proceeds from issuance of long-term debt	1,800,000	1,152,293
Net payments to revolver	(141,000)	(49,000)
Principal payments on long-term debt	(5,577)	(1,157,443)
Change in zero balance cash accounts	(34,275)	(8,578)
Net proceeds from issuance of common stock	3,378	10,904
Excess tax benefit on stock options and restricted stock	2,820	10,522
Deferred financing costs paid	(34,459)	(1,488)
Net cash provided by (used in) financing activities	1,590,887	(42,790)
Increase in cash and cash equivalents	1,806,230	19,597
Cash and cash equivalents, beginning of period	115,899	146,406
Cash and cash equivalents, end of period	$1,922,129	$166,003
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $42 and $49, respectively)	$72,194	$90,584
Cash payments of income taxes, net of refunds	$992	$795
Equipment financed under capital leases	$800	$1,683
Equipment received for noncash consideration	$545	$—
Conversion of the 8.5% convertible notes to common stock	$64,089	$—
Gross borrowings from revolver	$915,000	$825,000
Gross payments to revolver	$1,056,000	$874,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2015 and May 31, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended May 30, 2015 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation and Subsidiaries (the “Company”) Fiscal 2015 10-K.

New Accounting Pronouncements

In May 2013, the FASB issued a proposed Accounting Standards Update, Leases (Topic 842): a revision of the 2010 proposed Accounting Standards Update, Leases (Topic 840), that would require an entity to recognize assets and liabilities arising under lease contracts on the balance sheet. The proposed standard, as currently drafted, will have a material impact on the Company’s reported results of operations and financial position.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations and cash flows.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30). This ASU simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, which is consistent with the treatment of debt discounts. The new guidance should be applied on a retrospective basis, and upon transition, an entity is required to comply with the applicable disclosures necessary for a change in accounting principle. This ASU is effective for

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2015 and May 31, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of ASU 2015-03 on its financial position.

2. Pending Acquisition

On February 10, 2015, the Company entered into a Definitive Agreement (“Agreement”) with a subsidiary of TPG Capital, L.P. Under the terms of the Agreement, the Company will acquire (the “Pending Acquisition”) from TPG, EnvisionRx, a full-service pharmacy benefit manager (“PBM”), a portfolio company of TPG. EnvisionRx provides both transparent and traditional PBM options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services; access to the nation’s largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through Envision Insurance Company’s EnvisionRx Plus product offering. Under the terms of the Agreement, the Company will pay $1,800,000 in cash, subject to working capital adjustments, financed with the proceeds from the April 2, 2015 issuance of $1,800,000 aggregate principal amount of 6.125% senior notes due 2023, and 27,862 shares of Rite Aid common stock.

The Company and TPG have each made customary representations, warranties and covenants in the Agreement, including, among other things, that EnvisionRx and its subsidiaries will continue to conduct their business in the ordinary course between the execution of the Agreement and the closing of the Pending Acquisition. Completion of the Pending Acquisition is subject to regulatory approvals and other customary conditions. The Company expects the Pending Acquisition to close in the second quarter of fiscal 2016.

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

	Thirteen Week Period Ended
	May 30, 2015	May 31, 2014
Numerator for income per share:
Income attributable to common stockholders—basic and diluted	$18,836	$41,446
Denominator:
Basic weighted average shares	986,691	963,332
Outstanding options and restricted shares, net	22,461	33,222
Diluted weighted average shares	1,009,152	996,554
Basic income per share	$0.02	$0.04
Diluted income per share	$0.02	$0.04

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted income per share as of May 30, 2015 and May 31, 2014:

	Thirteen Week Period Ended
	May 30, 2015	May 31, 2014
Stock options	—	—
Convertible notes	—	24,800
	—	24,800

During the thirteen week period ended May 30, 2015, $64,089 of the Company’s 8.5% convertible notes due 2015 were converted into 24,762 shares of common stock, pursuant to their terms.

4. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2015 and May 31, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	May 30, 2015	May 31, 2014
Impairment charges	$273	$151
Lease termination charges	4,749	4,697
	$5,022	$4,848

Impairment Charges

These amounts include the write-down of long-lived assets at locations that were assessed for impairment because of management’s intention to relocate or close the location or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

Lease Termination Charges

As part of the Company’s ongoing business activities, the Company assesses stores and distribution centers for potential closure or relocation. Decisions to close or relocate stores or distribution centers in future periods would result in lease termination charges, lease exit costs and inventory liquidation charges, as well as impairment of assets at these locations. The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Thirteen Week Period Ended
	May 30, 2015	May 31, 2014
Balance—beginning of period	$241,047	$284,270
Provision for present value of noncancellable lease payments of closed stores	1,546	142
Changes in assumptions about future sublease income, terminations and changes in interest rates	(571)	(427)
Interest accretion	4,303	4,982
Cash payments, net of sublease income	(15,522)	(18,645)
Balance—end of period	$230,803	$270,322

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

•                  Level 3—Inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of inputs market participants could use in pricing the asset or liability at the measurement date, including assumptions about risk.

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirteen week period ended May 30, 2015, long-lived assets from continuing operations with a carrying value of $1,289, primarily store assets,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2015 and May 31, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

were written down to their fair value of $1,016, resulting in an impairment charge of $273. During the thirteen week period ended May 31, 2014, long-lived assets from continuing operations with a carrying value of $358, primarily store assets, were written down to their fair value of $207, resulting in an impairment charge of $151. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at May 30, 2015 and May 31, 2014:

Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total as of May 30, 2015
Long-lived assets held for use	$—	$—	$1,016	$1,016
Long-lived assets held for sale	$—	$—	$—	$—
Total	$—	$—	$1,016	$1,016

	Level 1	Level 2	Level 3	Total as of May 31, 2014
Long-lived assets held for use	$—	$—	$207	$207
Long-lived assets held for sale	$—	$—	$—	$—
Total	$—	$—	$207	$207

As of May 30, 2015 and May 31, 2014, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $7,147,615 and $7,428,669, respectively, as of May 30, 2015. There were no outstanding derivative financial instruments as of May 30, 2015 and February 28, 2015.

6. Income Taxes

The Company recorded an income tax expense of $12,441 and $11,881 for the thirteen week periods ended May 30, 2015 and May 31, 2014, respectively. The income tax expense for the period ended May 30, 2015 is based on an estimated effective tax rate of 39.8%.  The income tax expense for the period ended May 31, 2014 was recorded net of adjustments to maintain a full valuation allowance against the Company’s net deferred tax assets and was primarily attributable to an increase in the deferred tax valuation allowance to offset the windfall tax benefits recorded in Additional Paid in Capital (“APIC”) pursuant to the tax law ordering approach.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain.  Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. As a result of the Company’s historical operating performance and the more favorable near term outlook for profitability, the Company released

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2015 and May 31, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

$1,841,304 of valuation allowance in the fourth quarter of fiscal year 2015. The Company continues to maintain a valuation allowance against net deferred tax assets of $231,683 and $231,679, which relates primarily to state deferred tax assets at May 30, 2015 and February 28, 2015, respectively.

7. Goodwill and Other Intangible Assets

Goodwill is not amortized, but is instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. During the thirteen weeks ended May 30, 2015 and the fifty-two weeks ended February 28, 2015, no impairment charges have been taken against the Company’s goodwill.

The Company’s other intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company’s amortizable intangible assets as of May 30, 2015 and February 28, 2015.

	May 30, 2015			February 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Remaining Weighted Average Amortization Period
Favorable leases and other	$657,137	$(490,273)	8 years	$653,377	$(481,041)	8 years
Prescription files	1,450,282	(1,214,061)	3 years	1,440,154	(1,191,010)	3 years
Total	$2,107,419	$(1,704,334)		$2,093,531	$(1,672,051)

Also included in other non-current liabilities as of May 30, 2015 and February 28, 2015 are unfavorable lease intangibles with a net carrying amount of $53,638 and $55,571, respectively. These intangible liabilities are amortized over their remaining lease terms at the time of acquisition.

Amortization expense for these intangible assets and liabilities was $31,941 and $29,237 for the thirteen week periods ended May 30, 2015 and May 31, 2014, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2016—$118,669; 2017—$105,472; 2018—$67,542; 2019—$41,508 and 2020—$22,107.

8. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at May 30, 2015 and February 28, 2015:

	May 30, 2015	February 28, 2015
Secured Debt:
Senior secured revolving credit facility due January 2020	$1,584,000	$1,725,000
8.00% senior secured notes (senior lien) due August 2020	650,000	650,000
Tranche 1 Term Loan (second lien) due August 2020	470,000	470,000
Tranche 2 Term Loan (second lien) due June 2021	500,000	500,000
Other secured	5,368	5,367
	3,209,368	3,350,367
Unsecured Guaranteed Debt:
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $3,247 and $3,415)	905,247	905,415
6.75% senior notes due June 2021	810,000	810,000
6.125% senior notes due April 2023	1,800,000	—
	3,515,247	1,715,415
Unsecured Unguaranteed Debt:
8.5% convertible notes due May 2015	—	64,168
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000
	423,000	487,168
Lease financing obligations	87,256	91,993
Total debt	7,234,871	5,644,943
Current maturities of long-term debt and lease financing obligations	(35,039)	(100,376)
Long-term debt and lease financing obligations, less current maturities	$7,199,832	$5,544,567

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2015 and May 31, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Credit Facility

On January 13, 2015, the Company amended and restated its senior secured credit facility (“Amended and Restated Senior Secured Credit Facility” or “revolver”), which, among other things, increased borrowing capacity from $1,795,000 to $3,000,000 (increasing to $3,700,000 upon the repayment of its 8.00% senior secured notes due August 2020 (“8.00% Notes”)), and extended the maturity to January 2020 from February 2018. The Company used borrowings under the revolver to repay and retire all of the $1,143,650 outstanding under its Tranche 7 Senior Secured Term Loan due 2020, along with associated fees and expenses. Borrowings under the revolver bear interest at a rate per annum between LIBOR plus 1.50% and LIBOR plus 2.00% based upon the average revolver availability (as defined in the Amended and Restated Senior Secured Credit Facility). The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the revolver, depending on the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). Amounts drawn under the revolver become due and payable on January 13, 2020.

On February 10, 2015, the Company amended the Amended and Restated Senior Secured Credit Facility to, among other things, increase the flexibility of Rite Aid to incur and/or issue unsecured indebtedness, including in connection with the Pending Acquisition, and made certain other modifications to the covenants applicable to Rite Aid and its subsidiaries.

The Company’s ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At May 30, 2015, the Company had $1,584,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $69,309, which resulted in additional borrowing capacity of $1,346,691.

The Amended and Restated Senior Secured Credit Facility restricts the Company and the subsidiary guarantors from accumulating cash on hand, and under certain circumstances, requires the funds in the Company’s deposit accounts to be applied first to the repayment of outstanding revolving loans under the senior secured credit facility and then to be held as collateral for the senior obligations. This provision does not apply to the proceeds from the 6.125% senior notes due 2023 (the “6.125% Notes”) as discussed in the “Financing for the Pending Acquisition” section below.

The Amended and Restated Senior Secured Credit Facility allows the Company to have outstanding, at any time, up to $1,500,000 (or $1,800,000 solely to the extent incurred in anticipation of the funding of the Pending Acquisition) in secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Amended and Restated Senior Secured Credit Facility and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest of (a) the fifth anniversary of the effectiveness of the Amended and Restated Senior Secured Credit Facility and (b) the latest maturity date of any Term Loan or Other Revolving Loan (each as defined in the Amended and Restated Senior Secured Credit Facility) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date and, with respect to any escrow notes issued by Rite Aid, excluding any special mandatory redemption of the type described in clause (iii) of the definition of “Escrow Notes” in the Amended and Restated Senior Secured Credit Facility). Subject to the limitations described in clauses (a) and (b) of the immediately preceding sentence, the Amended and Restated Senior Secured Credit Facility additionally allows the Company to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Amended and Restated Senior Secured Credit Facility) is not in effect; provided, however, that certain of the Company’s other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Amended and Restated Senior Secured Credit Facility also contains certain restrictions on the amount of secured first priority debt the Company is able to incur. The Amended and Restated Senior Secured Credit Facility also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Amended and Restated Senior Secured Credit Facility is not in default and the Company maintains availability under its revolving credit facility of more than (i) prior to the repayment of our 8.00% Notes, $300,000 and (ii) on and after the repayment of the Company’s 8.00% Notes, $365,000.

As of January 13, 2015, the Amended and Restated Senior Secured Credit Facility has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolving credit facility is less than (i) in the case of dates prior to the repayment of our 8.00% Notes, $175,000 and (ii) in the case of dates on and after the repayment of the Company’s 8.00% Notes, $200,000 or (b) on the third consecutive business day on which availability under the revolving credit facility is less than (i) in the case of dates prior to the repayment of the Company’s 8.00% Notes, $225,000 and (ii) in the case of dates on or after the repayment of the Company’s 8.00% Notes, $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolving credit facility is equal to or greater than (i) in the case of dates prior to the repayment of the Company’s 8.00% Notes, $225,000 and (ii) in the case of dates on or after the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2015 and May 31, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

repayment of the Company’s 8.00% Notes, $250,000. As of May 30, 2015, the availability was at a level that did not trigger this covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

The Amended and Restated Senior Secured Credit Facility also provides for customary events of default.

The Company also has two second priority secured term loan facilities. The first includes a $470,000 second priority secured term loan (the “Tranche 1 Term Loan”). The Tranche 1 Term Loan matures on August 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 4.75% with a LIBOR floor of 1.00%, if the Company chooses to make LIBOR borrowings, or at Citibank’s base rate plus 3.75%. The second includes a $500,000 second priority secured term loan (the “Tranche 2 Term Loan”). The Tranche 2 Term Loan matures on June 21, 2021 and currently bears interest at a rate per annum equal to LIBOR plus 3.875% with a LIBOR floor of 1.00%, if the Company chooses to make LIBOR borrowings, or at Citibank’s base rate plus 2.875%.

Substantially all of Rite Aid Corporation’s 100 percent owned subsidiaries guarantee the obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, secured guaranteed notes and unsecured guaranteed notes. The Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities and secured guaranteed notes are secured, on a senior or second priority basis, as applicable, by a lien on, among other things, accounts receivable, inventory and prescription files of the subsidiary guarantors. The subsidiary guarantees related to the Company’s Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. The Company has no independent assets or operations. Additionally, the subsidiaries, including joint ventures, that do not guaranty the credit facility, second priority secured term loan facilities and applicable notes, are minor. Accordingly, condensed consolidating financial information for the Company and subsidiaries is not presented.

Financing for the Pending Acquisition

On April 2, 2015, the Company issued $1,800,000 aggregate principal amount of its 6.125% Notes to finance the cash portion of the Pending Acquisition. The Company’s obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of its subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Secured Credit Facility, the Tranche 1 Term Loan, the Tranche 2 Term Loan, and the 8.00% Notes, the 9.25% senior notes due 2020 (the “9.25% Notes”) and the 6.75% senior notes due 2021 (the “6.75% Notes”) (the “Rite Aid Subsidiary Guarantors”), and, will be guaranteed upon completion of the acquisition, by EnvisionRx and certain of its domestic subsidiaries other than, among others, Envision Insurance Company (the “EnvisionRx Subsidiary Guarantors” and, together with the Rite Aid Subsidiary Guarantors, the “Subsidiary Guarantors”). The guarantees will be unsecured. The 6.125% Notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of its other unsecured, unsubordinated indebtedness. In the unlikely event that the Company does not complete the Pending Acquisition, it can redeem the 6.125% Notes at a price of 101% or can use the proceeds from the issuance of the 6.125% Notes to refinance other indebtedness. The net proceeds of the 6.125% Notes of $1,768,622 are included as a component of cash and cash equivalents as of May 30, 2015.

Other Transactions

During the thirteen week period ended May 30, 2015, $64,089 of the Company’s 8.5% convertible notes due 2015 were converted into 24,762 shares of common stock, pursuant to their terms. The remaining $79 of the Company’s 8.5% convertible notes due 2015 were repurchased by the Company upon maturity.

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2016 and thereafter are as follows: 2016—$5,368; 2017—$0; 2018—$0; 2019—$0; 2020—$1,584,000 and $5,555,000 thereafter.

9. Reclassifications from Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the thirteen week periods ended May 30, 2015 and May 31, 2014:

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2015 and May 31, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Thirteen week period ended May 30, 2015		Thirteen week period ended May 31, 2014
	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss
Accumulated other comprehensive loss
Balance—beginning of period	$(45,850)	$(45,850)	$(37,334)	$(37,334)
Amounts reclassified from accumulated other comprehensive loss to net income, net of $398 and $0 tax expense	597	597	659	659
Balance—end of period	$(45,253)	$(45,253)	$(36,675)	$(36,675)

The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the thirteen week periods ended May 30, 2015 and May 31, 2014:

	Thirteen Week Periods Ended May 30, 2015 and May 31, 2014
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	May 30, 2015	May 31, 2014	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(17)	$(60)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(978)	(599)	Selling, general and administrative expenses
	(995)	(659)	Total before income tax expense
	398	—	Income tax expense(b)
	$(597)	$(659)	Net of income tax expense

(a)                                 See Note 10, Retirement Plans for additional details.

(b)                                 Income tax expense is $0 for May 31, 2014 due to the valuation allowance. See Note 6, Income Taxes for additional details.

10. Retirement Plans

Net periodic pension expense recorded in the thirteen week periods ended May 30, 2015 and May 31, 2014, for the Company’s defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Service cost	$512	$793	$—	$—
Interest cost	1,633	1,631	119	135
Expected return on plan assets	(1,593)	(1,929)	—	—
Amortization of unrecognized prior service cost	17	60	—	—
Amortization of unrecognized net loss	978	599	—	—
Net pension expense	$1,547	$1,154	$119	$135

During the thirteen week period ended May 30, 2015 the Company contributed $377 to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan. During the remainder of fiscal 2016, the Company expects to contribute $1,173 to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2015 and May 31, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

basis, developments in legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability.

The Company’s contingencies are subject to significant uncertainties, including, among other factors: (i) proceedings are in early stages; (ii) whether class or collective action status is sought and the likelihood of a class being certified; (iii) the outcome of pending appeals or motions; (iv) the extent of potential damages, fines or penalties, which are often unspecified or indeterminate; (v) the impact of discovery on the matter; (vi) whether novel or unsettled legal theories are at issue; (vii) there are significant factual issues to be resolved; and/or (viii) in the case of certain government agency investigations, whether a sealed qui tam lawsuit (“whistleblower” action) has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation.

The Company has been named in a collective and class action lawsuit, Indergit v. Rite Aid Corporation et al pending in the United States District Court for the Southern District of New York, filed purportedly on behalf of current and former store managers working in the Company’s stores at various locations around the country. The lawsuit alleges that the Company failed to pay overtime to store managers as required under the FLSA and under certain New York state statutes. The lawsuit also seeks other relief, including liquidated damages, punitive damages, attorneys’ fees, costs and injunctive relief arising out of state and federal claims for overtime pay. On April 2, 2010, the Court conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery as to certification issues has been completed. On September 26, 2013, the Court granted Rule 23 class certification of the New York store manager claims as to liability only, but denied it as to damages, and denied the Company’s motion for decertification of the nationwide collective action claims. The Company filed a motion seeking reconsideration of the Court’s September 26, 2013 decision which motion was denied in June 2014. The Company subsequently filed a petition for an interlocutory appeal of the Court’s September 26, 2013 ruling with the U. S. Court of Appeals for the Second Circuit which petition was denied in September 2014. Notice of the Rule 23 class certification as to liability only has been sent to approximately 1,750 current and former store managers in the state of New York. At this time, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit. The Company’s management believes, however, that this lawsuit is without merit and is vigorously defending this lawsuit.

The Company is currently a defendant in several putative class action lawsuits filed in state Courts in California alleging violations of California wage and hour laws, rules and regulations pertaining primarily to failure to pay overtime, pay for missed meals and rest periods, failure to reimburse business expenses and failure to provide employee seating (the “California Cases”). These suits purport to be class actions and seek substantial damages. The Company has aggressively challenged both the merits of the lawsuits and the allegations that the cases should be certified as class or representative actions.

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

In the employee seating case (Hall v. Rite Aid Corporation, San Diego County Superior Court), the Court, in October 2011, granted the plaintiff’s motion for class certification. The Company filed its motion for decertification, which motion was granted in November 2012. Plaintiff subsequently appealed the Court’s order which appeal was granted in May 2014. The Company filed a petition for review of the appellate court’s decision with the California Supreme Court, which petition was denied in August 2014. Proceedings in the Hall case are stayed pending a decision by the California Supreme Court in two similar cases. With respect to the California Cases (other than Chase and Scherwin and Kyle), the Company, at this time, is not able to predict either the outcome of these lawsuits or estimate a potential range of loss with respect to said lawsuits.

The Company was served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney’s Office for the Eastern District of Michigan. The subpoena requests records regarding Rite Aid’s Rx Savings Program and the reporting of usual and customary charges to publicly funded health programs. In connection with the same investigation, the Company was served with a Civil Subpoena Duces Tecum dated February 22, 2013 by the State of Indiana Office of the Attorney General. The Company has substantially completed its response to both of the subpoenas and is unable to predict the timing or outcome of any review by the government of such information.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 30, 2015 and May 31, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

In April 2012, the Company received an administrative subpoena from the Drug Enforcement Administration (“DEA”), Albany, New York District Office, requesting information regarding the Company’s sale of products containing pseudoephedrine (“PSE”). In April 2012, it also received a communication from the United States Attorneys Office (“USAO”) for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 (“CMEA”). In April 2013, the Company received additional administrative subpoenas from DEA concerning certain retail PSE transactions at New York stores and the USAO commenced discussions with the Company regarding whether, from 2009 (upon implementation of an electronic PSE transaction logbook system) through the present, the Company sold products containing PSE in violation of the CMEA. The Company received additional administrative subpoenas from the DEA beginning in December 2013 requesting information in connection with an investigation of violations of the CMEA in West Virginia. Violations of the CMEA could result in the imposition of administrative, civil and/or criminal penalties against the Company. The Company is cooperating with the government and continues to provide information responsive to the subpoenas. The Company has entered into a tolling agreement with the USAO. Discussions are underway to resolve these matters, but whether an agreement can be reached and on what terms are uncertain. While the Company’s management cannot predict the outcome of these matters, it is possible that the Company’s results of operations or cash flows could be materially affected by an unfavorable resolution.

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

The Company was served with a Civil Investigative Demand (“CID”) dated June 21, 2013 by the USAO for the Eastern District of California and the Attorney General’s Office of the State of California (the “AG”). The CID requests records and responses to interrogatories regarding Rite Aid’s Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated “Code 1” by the State of California. The Company is in the process of producing responsive documents and interrogatory responses to the USAO and AG and is unable to predict the timing or outcome of any review by the government of such information.

In addition to the above described matters, the Company is subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of business. While the Company’s management cannot predict the outcome of any of the claims, the Company’s management does not believe that the outcome of any of these legal matters will be material to the Company’s consolidated financial position. It is possible, however, that the Company’s results of operations or cash flows could be materially affected by an unfavorable resolution of pending litigation or contingencies.

Contingencies

The California Department of Health Care Services (“DHCS”), the agency responsible for administering the State of California Medicaid program, implemented retroactive reimbursement rate reductions effective June 1, 2011, impacting the medical provider community in California, including pharmacies. Numerous medical providers, including representatives of both chain and independent pharmacies, filed suits against DHCS in Federal District Court in California and obtained preliminary injunctions against the rate cuts, subject to a trial on the merits. DHCS appealed the preliminary injunctions to the Ninth Circuit Court of Appeals, which Court vacated the injunctions. Based upon the actions of DHCS and the decision of the Appeals Court, the Company recorded an appropriate accrual. In January 2014, the Center for Medicare and Medicaid Services approved a state plan amendment that excluded certain drugs from the retroactive reimbursement rate reductions effective March 31, 2012. Accordingly, the Company adjusted its accrual during that fiscal year to take into account this exclusion. As pertinent facts and circumstances develop, this accrual may be adjusted further.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Net income for the thirteen week period ended May 30, 2015 was $18.8 million, compared to net income of $41.4 million for the thirteen week period ended May 31, 2014. The decline in the thirteen week operating results was driven primarily by higher interest expense due to the issuance of $1.8 billion aggregate principal amount of our 6.125% senior notes due 2023 (the “6.125% Notes”), amortization of the bridge loan commitment fee related to the EnvisionRx acquisition and increased advertising costs associated with the launch of the wellness+ with Plenti program.  Additionally, net income was negatively impacted by increased depreciation and amortization resulting from our increased capital expenditures and a higher LIFO charge due to lower projected deflation on generic drugs.

Adjusted EBITDA for the thirteen week period ended May 30, 2015 was $299.3 million or 4.5 percent of revenues, compared to $282.6 million or 4.4 percent of revenues for the thirteen week period ended May 31, 2014. The increase in Adjusted EBITDA was driven by increases in front-end and pharmacy gross profit, including the benefit of savings we generated through our expanded drug purchasing arrangement with McKesson Corporation (“McKesson”), partially offset by pharmacy reimbursement rate pressure and higher selling, general and administrative costs related to our higher level of sales, clinic expansion and the introduction of the wellness+ with Plenti program.

Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 30, 2015	May 31, 2014
	(dollars in thousands)
Revenues	$6,647,561	$6,465,531
Revenue growth	2.8%	2.7%
Same store sales growth	2.9%	3.1%
Pharmacy sales growth	3.9%	4.0%
Same store prescription count increase	1.6%	2.3%
Same store pharmacy sales growth	3.9%	4.6%
Pharmacy sales as a % of total sales	69.1%	68.4%
Third party sales as a % of total pharmacy sales	97.7%	97.4%
Front-end sales growth (decline)	0.4%	(0.4)%
Same store front-end sales growth	0.6%	0.0%
Front-end sales as a % of total sales	30.9%	31.6%
Adjusted EBITDA(*)	$299,263	$282,613
Store data:
Total stores (beginning of period)	4,570	4,587
New stores	—	—
Store acquisitions	—	1
Closed stores	(4)	(7)
Total stores (end of period)	4,566	4,581
Relocated stores	2	3
Remodeled and expanded stores	109	106

(*)                                 See “Adjusted EBITDA and Other Non-GAAP Measures” for additional details

Revenues

Revenues increased 2.8% for the thirteen weeks ended May 30, 2015 compared to an increase of 2.7% for the thirteen weeks ended May 31, 2014. The increase in revenues for the thirteen week period ended May 30, 2015 was primarily a result of an increase in pharmacy same store sales, driven by the increase in same store prescription count, partially offset by lower reimbursement rates.

Pharmacy same store sales increased by 3.9% for the thirteen week period ended May 30, 2015 compared to the 4.6% increase in the thirteen week period ended May 31, 2014. The increase in the current period is due primarily to the 1.6% increase in same store prescription count, partially offset by an approximate 1.7% negative impact from generic introductions and continued lower reimbursement rates.

Front-end same store sales increased 0.6% during the thirteen week period ended May 30, 2015 compared to remaining flat during the thirteen week period ended May 31, 2014. The same store front end sales were positively impacted by a strong allergy season and favorable performance in core drugstore categories, as well as incremental sales from our 1,741 Wellness format stores, and other management initiatives to increase front-end sales.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended
	May 30, 2015	May 31, 2014
	(dollars in thousands)
Cost of goods sold	$4,788,031	$4,662,552
Gross profit	1,859,530	1,802,979
Gross margin	28.0%	27.9%
FIFO gross profit(*)	1,865,517	1,804,524
FIFO gross margin(*)	28.1%	27.9%
Selling, general and administrative expenses	1,699,585	1,644,354
Selling, general and administrative expenses as a percentage of revenues	25.6%	25.4%
Lease termination and impairment charges	5,022	4,848
Interest expense	123,607	100,820
Loss (gain) on sale of assets, net	39	(370)

(*)                                 See “Adjusted EBITDA and Other Non-GAAP Measures” for additional details

Gross Profit and Cost of Goods Sold

Gross profit increased $56.6 million for the thirteen week period ended May 30, 2015 compared to the thirteen week period ended May 31, 2014. Gross profit was positively impacted by the increase in front-end gross profit due to increased same store sales. Pharmacy gross profit was positively impacted by the increase in same store prescription count and benefits realized from our expanded agreement with McKesson, partially offset by lower reimbursement rates.

Gross margin was 28.0% of sales for the thirteen week period ended May 30, 2015 compared to 27.9% of sales for the thirteen week period ended May 31, 2014. The increase in gross margin for the thirteen week period was due primarily to an improvement in vendor promotional funding, partially offset by continued reimbursement rate pressures and a higher LIFO charge.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $6.0 million for the thirteen week period ended May 30, 2015 compared to a $1.5 million charge for the thirteen week period ended May 31, 2014. The higher estimated LIFO charge for this year relates to lower projected deflation on pharmacy generic drugs.

Selling, General and Administrative Expenses

SG&A as a percentage of revenues was 25.6% in the thirteen week period ended May 30, 2015 compared to 25.4% in the thirteen week period ended May 31, 2014. The increase in SG&A as a percentage of revenues was due primarily to higher advertising and training expense during the quarter associated with the wellness+ with Plenti program launch, incremental costs associated with the opening of additional RediClinic’s, partially offset by salary and payroll related expenses and occupancy costs which were higher on a dollar basis but lower as a percentage of revenues.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended
	May 30, 2015	May 31, 2014
Impairment charges	$273	$151
Lease termination charges	4,749	4,697
	$5,022	$4,848

Impairment Charges:  These amounts include the write-down of long-lived assets at locations that were assessed for impairment because of management’s intention to relocate or close the location or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impairment Charges” included in our Fiscal 2015 10-K for a detailed description of our impairment methodology.

Lease Termination Charges:  Charges to close a store, which principally consist of continuing lease obligations, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in ASC 420, “Exit or Disposal Cost Obligations.” We calculate our liability for closed stores on a store-by-store basis. The calculation includes the discounted effect of future minimum lease payments and related ancillary costs, from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through subletting properties or through favorable lease terminations. We evaluate these assumptions each quarter and adjust the liability accordingly. As part of our ongoing business activities, we assess stores and distribution centers for potential closure and relocation. Decisions to close or relocate stores or distribution centers in future periods would result in lease termination charges for lease exit costs and liquidation of inventory, as well as impairment of assets at these locations.

Interest Expense

Interest expense was $123.6 million for the thirteen week period ended May 30, 2015 compared to $100.8 million for the thirteen week period ended May 31, 2014. The increase in the interest expense was a result of the $1.8 billion aggregate principal amount borrowings from the issuance of our 6.125% Notes, which will be used to finance the cash portion of our pending acquisition of EnvisionRx and the amortization of the bridge loan commitment fee from the EnvisionRx acquisition, partially offset by interest expense reductions from the recent refinancing of our senior secured credit facility during the fourth quarter of fiscal 2015 and the redemption of the outstanding $270.0 million aggregate principal amount of our 10.25% senior notes due October 2019 in the third quarter of fiscal 2015. The weighted average interest rates on our indebtedness for the thirteen week periods ended May 30, 2015 and May 31, 2014 were 5.9% and 6.2%, respectively.

Income Taxes

We recorded an income tax expense of $12.4 million and $11.9 million for the thirteen week periods ended May 30, 2015 and May 31, 2014, respectively. The income tax expense for the period ended May 30, 2015 is based on an estimated effective tax rate of 39.8%.  The income tax expense for the period ended May 31, 2014 was recorded net of adjustments to maintain a full valuation allowance against our net deferred tax assets and was primarily attributable to an increase in the deferred tax valuation allowance to offset the windfall tax benefits recorded in Additional Paid in Capital (“APIC”) pursuant to the tax law ordering approach.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain.  We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. As a result of our historical operating performance and the more favorable near term outlook for profitability, we released $1,841.3 million of valuation allowance in the fourth quarter of fiscal year 2015. We continue to maintain a valuation allowance against net deferred tax assets of $231.7 million and $231.7 million, which relates primarily to state deferred tax assets at May 30, 2015 and February 28, 2015, respectively.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our senior secured revolving credit facility (“Amended and Restated Senior Secured Credit Facility” or “revolver”). Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of May 30, 2015 was $1,347.6 million, which consisted of revolver borrowing capacity of $1,346.7 million and invested cash of $0.9 million. Total liquidity excludes $1,768.6 million of invested cash which is anticipated to fund the pending acquisition of EnvisionRx.

Credit Facility

On January 13, 2015, we amended and restated our Amended and Restated Senior Secured Credit Facility, which, among other things, increased borrowing capacity from $1.795 billion to $3.0 billion (increasing to $3.7 billion upon the repayment of our 8.00% senior secured notes due August 2020 (“8.00% Notes”)), and extended the maturity to January 2020 from February 2018. We used borrowings under the revolver to repay and retire all of the $1.144 billion outstanding under our Tranche 7 Senior Secured Term Loan due 2020, along with associated fees and expenses. Borrowings under the revolver bear interest at a rate per annum between LIBOR plus 1.50% and LIBOR plus 2.00% based upon the average revolver availability (as defined in the Amended and Restated Senior Secured Credit Facility). We are required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the revolver, depending on the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). Amounts drawn under the revolver become due and payable on January 13, 2020.

On February 10, 2015, we amended the Amended and Restated Senior Secured Credit Facility to, among other things, increase the flexibility of Rite Aid to incur and/or issue unsecured indebtedness, including in connection with the pending acquisition of EnvisionRx, and made certain other modifications to the covenants applicable to Rite Aid and its subsidiaries.

Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At May 30, 2015, we had $1,584.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $69.3 million, which resulted in additional borrowing capacity of $1,346.7 million. If at any time the total credit exposure outstanding under our Amended and Restated Senior Secured Credit Facility and the principal amount of our other senior obligations exceeds the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall.

The Amended and Restated Senior Secured Credit Facility restricts us and the subsidiary guarantors from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store deposit accounts, cash necessary to cover our current liabilities, cash proceeds of escrow notes issued in connection with a proposed business acquisition, including the proceeds from our April 2, 2015 issuance of $1.8 billion of our 6.125% Notes, issued to finance the cash portion of our pending acquisition of EnvisionRx, and certain other exceptions) and from accumulating cash on hand with revolver borrowings in excess of $100.0 million over three consecutive business days. The Amended and Restated Senior Secured Credit Facility also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under our Amended and Restated Senior Secured Credit Facility or (b) the sum of revolver availability under our Amended and Restated Senior Secured Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $100.0 million for three consecutive business days (a “cash sweep period”), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Amended and Restated Senior Secured Credit Facility, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our Amended and Restated Senior Secured Credit Facility.

The Amended and Restated Senior Secured Credit Facility allows us to have outstanding, at any time, up to $1.5 billion (or $1.8 billion solely to the extent incurred in anticipation of the funding of the pending acquisition of EnvisionRx) in secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Amended and Restated Senior Secured Credit Facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest of (a) the fifth anniversary of the effectiveness of the Amended and Restated Senior Secured Credit Facility and (b) the latest maturity date of any Term Loan or Other Revolving Loan (each as defined in the Amended and Restated Senior Secured Credit Facility) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date and, with respect to any escrow notes issued by Rite Aid, excluding any special mandatory redemption of the type described in clause (iii) of the definition of “Escrow Notes” in the Amended and Restated Senior Secured Credit Facility). Subject to the limitations described in clauses (a) and (b) of the immediately preceding sentence, the Amended and Restated Senior Secured Credit Facility additionally allows us to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Amended and Restated Senior Secured Credit Facility) is not in effect; provided, however, that certain of our other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Amended and Restated Senior Secured Credit Facility also contains certain restrictions on the amount of secured first priority debt we are able to incur. The Amended and Restated Senior Secured Credit Facility also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Amended and Restated Senior Secured Credit Facility is not in default and we maintain availability under our revolving credit facility of more than (i) prior to the repayment of our 8.00% Notes, $300.0 million and (ii) on and after the repayment of our 8.00% Notes, $365.0 million.

As of January 13, 2015, the Amended and Restated Senior Secured Credit Facility has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolving credit facility is less than (i) in the case of dates prior to the repayment of our 8.00% Notes, $175.0 million and (ii) in the case of dates on and after the repayment of our 8.00% Notes, $200.0 million or (b) on the third consecutive business day on which availability under the revolving credit facility is less than (i) in the case of dates prior to the repayment of our 8.00% Notes, $225.0 million and (ii) in the case of dates on or after the repayment of our 8.00% Notes, $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolving credit facility is equal to or greater than (i) in the case of dates prior to the repayment of our 8.00% Notes, $225.0 million and (ii) in the case of dates on or after the repayment of our 8.00% Notes, $250.0 million. As of May 30, 2015, the availability was at a level that did not did not trigger this covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

The Amended and Restated Senior Secured Credit Facility provides for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repayment repurchase, redemption or defeasance of such debt. Any escrow notes issued in connection with the pending acquisition of EnvisionRx or any other convertible debt are excluded from this event of default.

We also have two second priority secured term loan facilities. The first includes a $470.0 million second priority secured term loan (the “Tranche 1 Term Loan”). The Tranche 1 Term Loan matures on August 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 4.75% with a LIBOR floor of 1.00%, if we choose to make LIBOR borrowings, or at Citibank’s base rate plus 3.75%. The second includes a $500.0 million second priority secured term loan (the “Tranche 2 Term Loan”). The Tranche 2 Term Loan matures on June 21, 2021 and currently bears interest at a rate per annum equal to LIBOR plus 3.875% with a LIBOR floor of 1.00%, if we choose to make LIBOR borrowings, or at Citibank’s base rate plus 2.875%.

The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of May 30, 2015, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.6 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of May 30, 2015, we had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

Financing for the Pending Acquisition

On April 2, 2015, we issued $1.8 billion aggregate principal amount of our 6.125% Notes to finance the cash portion of our pending acquisition of EnvisionRx. Our obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of our subsidiaries that guarantee our obligations under the Amended and Restated Senior Secured Credit Facility, the Tranche 1 Term Loan, the Tranche 2 Term Loan, the 8.00% Notes, the 9.25%

Notes and the 6.75% senior notes due 2021 (the “6.75% Notes”) (the “Rite Aid Subsidiary Guarantors”), and, will be guaranteed upon completion of the acquisition, by EnvisionRx and certain of its domestic subsidiaries other than, among others, Envision Insurance Company (the “EnvisionRx Subsidiary Guarantors” and, together with the Rite Aid Subsidiary Guarantors, the “Subsidiary Guarantors”). The guarantees will be unsecured. The 6.125% Notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of our other unsecured, unsubordinated indebtedness. In the unlikely event that we do not complete the acquisition, we can redeem the 6.125% Notes at a price of 101% or can use the proceeds from the issuance of the 6.125% Notes to refinance other indebtedness. The net proceeds of the 6.125% Notes of $1.8 billion are included as a component of cash and cash equivalents as of May 30, 2015.

Other

During the thirteen week period ended May 30, 2015, $64.1 million of our 8.5% convertible notes due 2015 were converted into 24.8 million shares of common stock, pursuant to their terms. The remaining $0.1 million of our 8.5% convertible notes due 2015 were repurchased by us upon maturity.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash flow provided by operating activities was $367.8 million and $239.7 million in the thirteen week periods ended May 30, 2015 and May 31, 2014, respectively. Operating cash flow was positively impacted by an increase in accounts payable relating to the timing of purchases, a source of cash in connection with other assets and liabilities, net, primarily due to lower prepaid rent, a reduction in inventory relating to initiatives to reduce inventory, and a decrease in accounts receivable relating to the timing of payments from third party payors.

Cash used in investing activities was $152.5 million and $177.4 million for the thirteen week periods ended May 30, 2015 and May 31, 2014, respectively. Cash used in investing activities was lower than the prior year due to expenditures of $65.3 million, net of cash acquired, related to the acquisitions of Health Dialog and RediClinic in April 2014. Cash used for the purchase of property, plant, and equipment was higher than in the prior year due to a higher investment in Wellness store remodels.

Cash provided by financing activities was $1,590.9 million for the thirteen week period ended May 30, 2015 compared to cash used in financing activities of $42.8 million for the thirteen week period ended May 31, 2014. Cash provided by financing activities for the thirteen weeks ended May 30, 2015 reflects $1.8 billion in proceeds from our 6.125% Notes, which will be used to finance the cash portion of our pending acquisition of EnvisionRx, as well as net payments to the revolver, a reduction in our zero balance bank accounts, and deferred financing costs paid in connection with the January 2015 senior secured credit facility refinancing and 6.125% Notes proceeds.

Capital Expenditures

During the thirteen week periods ended May 30, 2015 and May 31, 2014 capital expenditures were as follows:

	Thirteen Week Period Ended
	May 30, 2015	May 31, 2014
New store construction, store relocation and store remodel projects	$81,672	$60,862
Technology enhancements, improvements to distribution centers and other corporate requirements	59,365	33,480
Purchase of prescription files from other retail pharmacies	14,293	19,586
Total capital expenditures	$155,330	$113,928

We are operating 1,741 Wellness stores as of May 30, 2015. We plan on making total capital expenditures of approximately $650.0 million during fiscal 2016 ($665.0 million including the pending acquisition of EnvisionRx), consisting of approximately $330.0 million related to store relocations and remodels and new store construction, $220.0 million related to infrastructure and maintenance requirements and $100.0 million related to prescription file purchases. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolving credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months (including if the acquisition of EnvisionRx occurs). Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect to be subject to the fixed charge covenant in our senior secured credit facility in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. From time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or seek to refinance our outstanding debt (including our revolving credit facility) or may otherwise seek transactions to reduce interest expense and extend debt maturities. Any of these transactions could impact our financial results.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our Fiscal 2015 10-K.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2015 10-K which we filed with the SEC on April 23, 2015.

Adjusted EBITDA and Other Non-GAAP Measures

In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP metrics serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income excluding the impact of income taxes (and any corresponding adjustments to tax indemnification asset), interest expense, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-downs related to store closings, debt retirements, and other items (including stock-based compensation expense, sale of assets and investments, and revenue deferrals related to our customer loyalty program). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors. In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

The following is a reconciliation of Adjusted EBITDA to our net income for the thirteen week periods ended May 30, 2015 and May 31, 2014:

	Thirteen Week Period Ended
	May 30, 2015	May 31, 2014
	(dollars in thousands)
Net income	$18,836	$41,446
Interest expense	123,607	100,820
Income tax expense	12,441	11,881
Depreciation and amortization expense	109,649	103,105
LIFO charges	5,987	1,545
Lease termination and impairment charges	5,022	4,848
Other	23,721	18,968
Adjusted EBITDA	$299,263	$282,613

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of May 30, 2015.

Fiscal Year	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value at 05/30/2015
	(dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$5,368	$—	$—	$—	$—	$4,585,000	$4,590,368	$4,902,417
Average Interest Rate	0.99%	0.00%	0.00%	0.00%	0.00%	7.24%	7.23%
Variable Rate	$—	$—	$—	$—	$1,584,000	$970,000	$2,554,000	$2,526,252
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	2.22%	5.30%	3.39%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility, Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of May 30, 2015, our annual interest expense would change by approximately $17.2 million.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

Information regarding reportable legal proceedings in which we are involved is discussed in Part I, Item 3 of our Fiscal 2015 10-K, filed with the SEC on April 23, 2015.

ITEM 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Fiscal 2015 10-K, filed with the SEC on April 23, 2015, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities.  The table below is a listing of repurchases of common stock during the first quarter of fiscal 2016.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
March 1 to March 28, 2015(1)	6,985	$8.21	—	—
March 29 to April 25, 2015(1)	2,361	$8.36	—	—
April 26 to May 30, 2015	—	$—	—	—

(1)                                 Represents shares withheld by the Company, at the election of certain holders of vested restricted stock, with a market value approximating the amount of withholding taxes due. Does not include shares issued in connection with the conversion of our 8.5% convertible notes due 2015 pursuant to their terms during the thirteen week period ended May 30, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Other.”

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

(a)           The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1

Agreement and Plan of Merger, dated as of February 10, 2015, by and among Rite Aid Corporation, Eagle Merger Sub 1 LLC, Eagle Merger Sub 2 LLC, TPG VI Envision BL, LLC, Envision Topco Holdings, LLC and Shareholder Representative Services LLC, in its capacity as Sellers’ Representative.

Exhibit 2.1 to Form 8-K, filed on February 13, 2015
3.1	Amended and Restated Certificate of Incorporation, dated January 22, 2014	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on April 24, 2015
4.1

Indenture, dated as of August 16, 2010, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company’s 8.00% Senior Secured Notes due 2020

Exhibit 4.1 to Form 8-K, filed on August 19, 2010
4.2

Indenture, dated as of February 27, 2012, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company’s 9.25% Senior Notes due 2020

Exhibit 4.1 to Form 8-K, filed on February 27, 2012
4.3

First Supplemental Indenture, dated as of May 15, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture, dated as of February 27, 2012, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company’s 9.25% Senior Notes due 2020

Exhibit 4.23 to the Registration Statement on Form S-4, File No. 181651, filed on May 24, 2012
4.4	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.5

Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and U.S. Bank Trust National Association (as successor trustee to Morgan Guaranty Trust Company of New York) to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company’s 7.70% Notes due 2027

Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.6	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company’s 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.7

Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank to the Indenture, dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company’s 6.875% Notes due 2028

Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.8	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company’s Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008

Exhibit Numbers	Description	Incorporation By Reference To
4.9

Indenture, dated as of July 2, 2013, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company’s 6.75% Senior Notes due 2021

Exhibit 4.1 to Form 8-K, filed on July 2, 2013
4.10	Registration Rights Agreement, dated as of February 10, 2015, by and among Rite Aid Corporation, TPG VI Envision, L.P., TPG VI DE BDH, L.P. and Envision Rx Options Holdings Inc.	Exhibit 10.3 to Form 8-K, filed on February 13, 2015
4.11

Indenture, dated as of April 2, 2015, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company’s 6.125% Senior Notes due 2023

Exhibit 4.1 to Form 8-K, filed on April 2, 2015
4.12

Registration Rights Agreement, dated as of April 2, 2015, among Rite Aid Corporation, the subsidiary guarantors named therein and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as the initial purchasers of the Company’s 6.125% Senior Notes due 2023

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
101.

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at May 30, 2015 and February 28, 2015, (ii) Condensed Consolidated Statements of Operations for the thirteen week periods ended May 30, 2015 and May 31, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the thirteen week periods ended May 30, 2015 and May 31, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended May 30, 2015 and May 31, 2014 and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 22, 2015	RITE AID CORPORATION

	By:	/s/ DARREN W. KARST
Darren W. Karst Executive Vice President and Chief Financial Officer

Date: June 22, 2015	By:	/s/ DOUGLAS E. DONLEY
Douglas E. Donley Senior Vice President and Chief Accounting Officer