Form 10-Q
period 2015-08-29
RITE AID CORP
filed 2015-10-06
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2015

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

The registrant had 1,046,265,328 shares of its $1.00 par value common stock outstanding as of September 28, 2015.

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

•                  continued consolidation of the drugstore and the pharmacy benefit management (“PBM”) industries;

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

•                  our ability to realize the benefits of our recent acquisition of EnvisionRx (the “Acquisition”);

•                  our ability to maintain our current pharmacy services business and obtain new pharmacy services business, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration and early price renegotiations prior to contract expirations;

•                  the continued impact of declining gross margins in the PBM industry due to increased market competition and client demand for lower prices while providing enhanced service offerings,

•                  our ability to maintain our current Medicare Part D business and obtain new Medicare Part D business, as a result of the annual Medicare Part D competitive bidding process; and

•                  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” either included herein or in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015 (the “Fiscal 2015 10-K”) which we filed with the SEC on April 23, 2015, and our Quarterly Report on Form 10-Q for the thirteen weeks ended May 30, 2015 (the “First Quarter 2016 10-Q”) which we filed on June 22, 2015. These documents are available on the SEC’s website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	August 29, 2015	February 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$152,647	$115,899
Accounts receivable, net	1,872,976	980,904
Inventories, net of LIFO reserve of $1,009,501 and $997,528	2,902,749	2,882,980
Deferred tax assets	17,823	17,823
Prepaid expenses and other current assets	140,939	224,152
Total current assets	5,087,134	4,221,758
Property, plant and equipment, net	2,198,674	2,091,369
Goodwill	1,533,827	76,124
Other intangibles, net	1,225,531	421,480
Deferred tax assets	1,617,311	1,766,349
Other assets	316,754	286,172
Total assets	$11,979,231	$8,863,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$29,002	$100,376
Accounts payable	1,594,411	1,133,520
Accrued salaries, wages and other current liabilities	1,703,545	1,193,419
Deferred tax liabilities	57,622	57,685
Total current liabilities	3,384,580	2,485,000
Long-term debt, less current maturities	7,361,079	5,483,415
Lease financing obligations, less current maturities	54,232	61,152
Other noncurrent liabilities	749,637	776,629
Total liabilities	11,549,528	8,806,196
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 1,045,622 and 988,558	1,045,622	988,558
Additional paid-in capital	4,795,106	4,521,023
Accumulated deficit	(5,366,370)	(5,406,675)
Accumulated other comprehensive loss	(44,655)	(45,850)
Total stockholders’ equity	429,703	57,056
Total liabilities and stockholders’ equity	$11,979,231	$8,863,252

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	August 29, 2015	August 30, 2014
Revenues	$7,664,776	$6,522,584
Costs and expenses:
Cost of revenues	5,742,485	4,628,005
Selling, general and administrative expenses	1,725,826	1,640,524
Lease termination and impairment charges	9,637	7,111
Interest expense	115,410	100,950
Loss on debt retirements, net	33,205	—
Loss (gain) on sale of assets, net	281	(1,715)
	7,626,844	6,374,875
Income before income taxes	37,932	147,709
Income tax expense	16,463	19,860
Net income	$21,469	$127,849
Computation of income attributable to common stockholders:
Net income	$21,469	$127,849
Add back — interest on convertible notes	—	1,364
Income attributable to common stockholders—diluted	$21,469	$129,213
Basic and diluted income per share	$0.02	$0.13

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	August 29, 2015	August 30, 2014
Net income	$21,469	$127,849
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $398 and $0 tax expense	598	660
Total other comprehensive income	598	660
Comprehensive income	$22,067	$128,509

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	August 29, 2015	August 30, 2014
Revenues	$14,312,337	$12,988,115
Costs and expenses:
Cost of revenues	10,530,516	9,290,557
Selling, general and administrative expenses	3,425,411	3,284,878
Lease termination and impairment charges	14,659	11,959
Interest expense	239,017	201,770
Loss on debt retirements, net	33,205	—
Loss (gain) on sale of assets, net	320	(2,085)
	14,243,128	12,787,079
Income before income taxes	69,209	201,036
Income tax expense	28,904	31,741
Net income	$40,305	$169,295
Computation of income attributable to common stockholders:
Net income	$40,305	$169,295
Add back — interest on convertible notes	—	2,728
Income attributable to common stockholders—diluted	$40,305	$172,023
Basic income per share	$0.04	$0.18
Diluted income per share	$0.04	$0.17

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 29, 2015	August 30, 2014
Net income	$40,305	$169,295
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $796 and $0 tax expense	1,195	1,319
Total other comprehensive income	1,195	1,319
Comprehensive income	$41,500	$170,614

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 29, 2015	August 30, 2014
Operating activities:
Net income	$40,305	$169,295
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	237,348	204,589
Lease termination and impairment charges	14,659	11,959
LIFO charges	11,973	3,089
Loss (gain) on sale of assets, net	320	(2,085)
Stock-based compensation expense	16,201	9,892
Loss on debt retirements, net	33,205	—
Changes in deferred taxes	1,574	—
Excess tax benefit on stock options and restricted stock	(20,869)	(27,058)
Changes in operating assets and liabilities:
Accounts receivable	8,119	441
Inventories	(24,469)	68,917
Accounts payable	31,909	(26,750)
Other assets and liabilities, net	(8,703)	(50,058)
Net cash provided by operating activities	341,572	362,231
Investing activities:
Payments for property, plant and equipment	(271,683)	(193,633)
Intangible assets acquired	(43,462)	(40,023)
Acquisition of businesses, net of cash acquired	(1,779,571)	(69,793)
Proceeds from dispositions of assets and investments	6,081	6,102
Net cash used in investing activities	(2,088,635)	(297,347)
Financing activities:
Proceeds from issuance of long-term debt	1,800,000	1,152,293
Net proceeds from revolver	728,000	5,000
Principal payments on long-term debt	(661,217)	(1,165,623)
Change in zero balance cash accounts	(51,309)	(57,545)
Net proceeds from issuance of common stock	8,105	14,791
Financing fees paid for early debt redemption	(26,003)	—
Excess tax benefit on stock options and restricted stock	20,869	27,058
Deferred financing costs paid	(34,634)	(1,506)
Net cash provided by (used in) financing activities	1,783,811	(25,532)
Increase in cash and cash equivalents	36,748	39,352
Cash and cash equivalents, beginning of period	115,899	146,406
Cash and cash equivalents, end of period	$152,647	$185,758
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $87 and $90, respectively)	$170,053	$192,319
Cash payments of income taxes, net of refunds	$3,154	$4,118
Equipment financed under capital leases	$1,271	$3,925
Equipment received for noncash consideration	$2,011	$1,337
Stock consideration issued in connection with business acquisitions	$240,907	$—
Conversion of the 8.5% convertible notes to common stock	$64,089	$—
Gross borrowings from revolver	$2,904,000	$1,556,000
Gross payments to revolver	$2,176,000	$1,551,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended August 29, 2015 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation and Subsidiaries (the “Company”) Fiscal 2015 10-K.

In addition to the significant accounting policies discussed in the Company’s Fiscal 2015 10-K, the Company has added the following significant accounting policies as a result of its June 24, 2015 acquisition of EnvisionRx (the “Acquisition”), and the related addition of the new Pharmacy Services segment (please see Note 2. Acquisition and Note 13. Segment Reporting for additional details):

Revenue Recognition — Pharmacy Services Segment

The Pharmacy Services segment (“Pharmacy Services”) sells prescription drugs indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy. The Pharmacy Services segment recognizes revenue from prescription drugs sold by (i) its mail service dispensing pharmacy and (ii) under retail pharmacy network contracts where it is the principal using the gross method at the contract prices negotiated with its clients, primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States. Revenues include: (i) the portion of the price the client pays directly to the Pharmacy Services segment, net of any volume-related or other discounts paid back to the client (see “Drug Discounts” on the following page), (ii) the price paid to the Pharmacy Services segment by client plan members for mail order prescriptions (“Mail Co-Payments”), and (iii) administrative fees. Sales taxes are not included in revenue. Revenue is recognized when: (i) persuasive evidence that the prescription drug sale has occurred or a contractual arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. The following revenue recognition policies have been established for the Pharmacy Services segment:

•                  Revenues generated from prescription drugs sold by third party pharmacies in the Pharmacy Services segment’s retail pharmacy network and associated administrative fees are recognized at the Pharmacy Services segment’s point-of-sale, which is when the claim is adjudicated by the Pharmacy Services segment’s online claims processing system.

•                  Revenues generated from prescription drugs sold by the Pharmacy Services segment’s mail service dispensing pharmacy are recognized when the prescription is delivered. At the time of delivery, the Pharmacy Services segment has performed substantially all of its obligations under its client contracts and does not experience a significant level of returns or reshipments.

•                  Revenues generated from administrative fees based on membership or claims volume are recognized monthly upon active membership in the plan or actual claims volume.

The Pharmacy Services segment determines whether it is the principal or agent for its retail pharmacy network transactions on a contract by contract basis. In the majority of its contracts, the Pharmacy Services segment has determined it is the principal due to it: (i) being the primary obligor in the arrangement, (ii) having discretion in supplier selection, (iii) having involvement in the determination of product or service specifications, and (iv) having credit risk. The Pharmacy Services segment’s obligations under its client contracts for which revenues are reported using the gross method are separate and distinct from its obligations to the third party pharmacies included in its retail pharmacy network contracts. Pursuant to these contracts, the Pharmacy Services segment is contractually required to pay the third party pharmacies in its retail pharmacy network for products sold, regardless of whether the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Pharmacy Services segment is paid by its clients. The Pharmacy Services segment’s responsibilities under its client contracts typically include validating eligibility and coverage levels, communicating the prescription price and the co-payments due to the third party retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the prescriber prior to dispensing, suggesting generic alternatives where clinically appropriate and approving the prescription for dispensing. Although the Pharmacy Services segment does not have credit risk with respect to retail co-payments, management believes that all of the other applicable indicators of gross revenue reporting are present.

Drug Discounts — The Pharmacy Services segment deducts from its revenues that are generated from prescription drugs sold by third party pharmacies any rebates, inclusive of discounts and fees, earned by its clients. Rebates are paid to clients in accordance with the terms of client contracts.

Medicare Part D — The Pharmacy Services segment, through its Envision Insurance Company (“EIC”) subsidiary, participates in the federal government’s Medicare Part D program as a Prescription Drug Plan (“PDP”). Net revenues include insurance premiums earned by the PDP, which are determined based on the PDP’s annual bid and related contractual arrangements with the Centers for Medicare and Medicaid Services (“CMS”). The insurance premiums include a direct premium paid by CMS and a beneficiary premium, which is the responsibility of the PDP member, but is subsidized by CMS in the case of low-income members. Premiums collected in advance are initially deferred in accrued expenses and are then recognized in net revenues over the period in which members are entitled to receive benefits.

See Note 13 for additional information about the revenues of the Company’s business segments.

Cost of Revenues — Pharmacy Services Segment

The Pharmacy Services segment’s cost of revenues includes the cost of prescription drugs sold during the reporting period indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy.  The cost of prescription drugs sold component of cost of revenues includes: (i) the cost of the prescription drugs purchased from manufacturers or distributors and shipped to members in clients’ benefit plans from the Pharmacy Services segment’s mail service dispensing pharmacy, net of any volume-related or other discounts (see “Vendor allowances and purchase discounts” below) and (ii) the cost of prescription drugs sold through the Pharmacy Services segment’s retail pharmacy network under contracts where it is the principal, net of any volume-related or other discounts.

As a result of the Acquisition, and the related addition of the Pharmacy Services segment, the Company now refers to its cost of goods sold as its cost of revenues, as these costs are now inclusive of the cost of prescription drugs sold through the Pharmacy Services segment’s retail pharmacy network under contracts where it is the principal.

See Note 13 for additional information about the cost of revenues of the Company’s business segments.

Vendor Allowances and Purchase Discounts — Pharmacy Services Segment

The Company accounts for vendor allowances and purchase discounts as follows:

The Pharmacy Services segment receives purchase discounts on products purchased. The Pharmacy Services segment’s contractual arrangements with vendors, including manufacturers, wholesalers and retail pharmacies, normally provide for the Pharmacy Services segment to receive purchase discounts from established list prices in one, or a combination, of the following forms: (i) a direct discount at the time of purchase, or (ii) a discount (or rebate) paid subsequent to dispensing when products are purchased indirectly from a manufacturer (e.g., through a wholesaler or retail pharmacy). These rebates are recognized when prescriptions are dispensed and are generally calculated and billed to manufacturers within 30 days of the end of each completed quarter. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material to the Pharmacy Services segment’s results of operations. The Pharmacy Services segment accounts for the effect of any such differences as a change in accounting estimate in the period the reconciliation is completed. The Pharmacy Services segment also receives additional discounts under its wholesaler contracts.  In addition, the Pharmacy Services segment receives fees from pharmaceutical manufacturers for administrative services. Purchase discounts and administrative service fees are recorded as a reduction of “Cost of revenues”.

New Accounting Pronouncements

In May 2013, the FASB issued a proposed Accounting Standards Update, Leases (Topic 842): a revision of the 2010 proposed Accounting Standards Update, Leases (Topic 840), that would require an entity to recognize assets and liabilities arising

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting—Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) Health and Welfare Benefit Plans (Topic 965). There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of ASU 2015-12 on its financial position and results of operations.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

2. Acquisition

On June 24, 2015, the Company completed its previously announced acquisition of TPG VI Envision BL, LLC and Envision Topco Holdings, LLC (“EnvisionRx”), pursuant to the terms of an agreement (“Agreement”) dated February 10, 2015. EnvisionRx, which was a portfolio company of TPG Capital L.P. prior to its acquisition by the Company, is a full-service pharmacy services provider. EnvisionRx provides both transparent and traditional pharmacy benefit manager (“PBM”) options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services; access to the nation’s largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC’s EnvisionRx Plus Silver product for the low income auto-assign market and its Clear Choice product for the chooser market. EnvisionRx is headquartered in Twinsburg, Ohio and operates as 100 percent owned subsidiary of the Company.

Pursuant to the terms of the Agreement, as consideration for the Acquisition, the Company paid $1,883,405 in cash and issued 27,754 shares of Rite Aid common stock. The Company financed the cash portion of the Acquisition with borrowings under its senior secured revolving credit facility, and the net proceeds from the April 2, 2015 issuance of $1,800,000 aggregate principal amount of 6.125% senior notes due 2023 (the “6.125% Notes”). The consideration associated with the common stock was $240,907 based on a stock price of $8.68 per share, representing the closing price of the Company’s common stock on the closing date of the Acquisition. The closing balance sheet has not yet been finalized and therefore, the final purchase price and related purchase price allocation of the Acquisition is subject to change.

The Company’s consolidated financial statements for the thirteen and twenty-six week periods ended August 29, 2015 include EnvisionRx results of operations from the Acquisition date of June 24, 2015 through August 29, 2015 (please see Note 13. Segment Reporting for the Pharmacy Services segment results included within the consolidated financial statements for the thirteen and twenty-six week periods ended August 29, 2015, which reflects the results of EnvisionRx). The Company’s financial statements reflect preliminary purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

The following allocation of the purchase price and the estimated transaction costs is preliminary and is based on information available to the Company’s management at the time the consolidated financial statements were prepared. Accordingly, the allocation is subject to change and the impact of such changes may be material.

Preliminary purchase price
Cash consideration	$1,883,405
Stock consideration	240,907
Total	$2,124,312
Preliminary purchase price allocation
Cash and cash equivalents	$103,834
Accounts receivable	900,473
Inventories	7,276
Deferred tax assets	516
Prepaid expenses and other current assets	13,820
Total current assets	1,025,919
Property and equipment	13,196
Intangible assets(1)	842,585
Goodwill	1,457,703
Other assets	8,919
Total assets acquired	3,348,322
Accounts payable	491,672
Reinsurance funds held	381,225
Other current liabilities(2)	207,723
Total current liabilities	1,080,620
Other long term liabilities(3)	143,390
Total liabilities assumed	1,224,010
Net assets acquired	$2,124,312

(1)            Intangible assets are recorded at estimated fair value, as determined by management based on available information which includes a preliminary valuation prepared by an independent third party. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

earnings methods.  The major assumptions used in arriving at the estimated identifiable intangible asset values included management’s preliminary estimates of future cash flows, discounted at an appropriate rate of return which are based on the weighted average cost of capital for both the Company and other market participants, projected customer attrition rates, as well as applicable royalty rates for comparable assets.  The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.  The estimated fair value of intangible assets and related useful lives as included in the preliminary purchase price allocation include:

	Estimated Fair Value	Estimated Useful Life (In Years)
Customer relationships	$585,500	17
CMS license	108,000	25
Claims adjudication and other developed software	59,500	7
Trademarks	15,600	10
Backlog	12,500	3
Other	17,485	5
Trademarks	44,000	Indefinite
Total	$842,585

(2)            Other current liabilities includes $116,500 due to TPG under the terms of the Agreement, representing the amounts due to EnvisionRx from CMS, less corresponding amounts due to various reinsurance providers under certain reinsurance programs, for CMS activities that relate to the year ended December 31, 2014.

(3)            Primarily relates to deferred tax liabilities.

The above goodwill represents future economic benefits expected to be recognized from the Company’s expansion into the pharmacy services market, as well as expected future synergies and operating efficiencies from combining operations with EnvisionRx. Goodwill resulting from the Acquisition has been allocated to the Pharmacy Services segment and should be deductible for tax purposes. At the time the financial statements were issued, initial accounting for the business combination related to tax matters were preliminary and may be adjusted during the measurement period.

During the thirteen and twenty-six weeks periods ended August 29, 2015, acquisition costs of $9,613, and $27,072, respectively, were expensed as incurred. The following unaudited pro forma combined financial data gives effect to the Acquisition as if it had occurred as of March 1, 2014.

These unaudited pro forma combined results have been prepared by combining the historical results of the Company and historical results of EnvisionRx. The unaudited pro forma combined financial data for all periods presented were adjusted to give effect to proforma events that 1) are directly attributable to the aforementioned transaction, 2) factually supportable, and 3) expected to have a continuing impact on the consolidated results of operations.  Specifically, these adjustments reflect:

•                  Incremental interest expense relating to the $1,800,000 6.125% Notes issued on April 2, 2015, the net proceeds of which were used finance the cash portion of the Acquisition.

•                  Incremental amortization resulting from increased fair value of the identifiable intangible assets as noted in the preliminary purchase price allocation.

•                  Removal of costs incurred in connection with the Acquisition by both the Company and EnvisionRx, including bridge loan commitment fees of $15,375.

•                  Debt extinguishment charges incurred by EnvisionRx.

•                  Inclusion of the 27,754 shares of Rite Aid common stock issued to fund the stock portion of the purchase price in the basic and diluted share calculation.

The unaudited combined pro forma results do not include any incremental cost savings that may result from the integration. The adjustments are based on information available to the Company at this time. Accordingly, the adjustments are subject to change and the impact of such changes may be material.

The unaudited combined pro forma information is for informational purposes only.  The pro forma information is not necessarily

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

indicative of what the combined company’s results actually would have been had the Acquisition been completed as of the beginning of the periods as indicated.  In addition, the unaudited pro forma information does not purport to project the future results of the combined company.

	Thirteen week Periods Ended		Twenty-Six week Periods Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
	Pro forma	Pro forma	Pro forma	Pro forma
Net revenues as reported	$7,664,776	$6,522,584	$14,312,337	$12,988,115
EnvisionRx revenue, prior to the acquisition	364,159	997,946	1,735,635	1,986,324
Less pre-acquisition intercompany revenue	(23,777)	(65,511)	(104,731)	(131,413)
Pro forma combined revenues	$8,005,158	$7,455,019	$15,943,241	$14,843,026

Net income as reported	$21,469	$127,849	$40,305	$169,295
EnvisionRx net income (loss) before income taxes, prior to the acquisition	(56,544)	3,467	(45,307)	7,352
Incremental interest expense on the 6.125% Notes issued on April 2, 2015	—	(28,852)	(11,097)	(57,703)
Incremental amortization resulting from fair value adjustments of the identifiable intangible assets	(3,778)	(15,179)	(16,509)	(26,530)
Transaction expenses incurred by both the Company and EnvisionRx	36,754	—	55,864	—
Debt extinguishment charges incurred by EnvisionRx	31,601	—	31,601	—
Income tax expense relating to pro forma adjustments	(3,294)	—	(5,966)	—
Pro forma net income	$26,208	$87,285	$48,891	$92,414

Basic income per share	$0.03	$0.09	$0.05	$0.09
Diluted income per share	$0.02	$0.08	$0.05	$0.09

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Numerator for income per share:
Net income	$21,469	$127,849	$40,305	$169,295
Add back—interest on convertible notes	—	1,364	—	2,728
Income attributable to common stockholders—diluted	$21,469	$129,213	$40,305	$172,023
Denominator:
Basic weighted average shares	1,029,793	970,664	1,008,242	966,997
Outstanding options and restricted shares, net	19,341	26,132	18,959	26,141
Convertible notes	—	24,796	—	24,796
Diluted weighted average shares	1,049,134	1,021,592	1,027,201	1,017,934
Basic income per share	$0.02	$0.13	$0.04	$0.18
Diluted income per share	$0.02	$0.13	$0.04	$0.17

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted income per share as of August 29, 2015 and August 30, 2014:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Stock options	2,893	2,836	2,893	2,836
	2,893	2,836	2,893	2,836

During May 2015, $64,089 of the Company’s 8.5% convertible notes due 2015 were converted into 24,762 shares of common stock, pursuant to their terms.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

4. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Impairment charges	$5	$132	$278	$283
Lease termination charges	9,632	6,979	14,381	11,676
	$9,637	$7,111	$14,659	$11,959

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Balance—beginning of period	$230,803	$270,322	$241,047	$284,270
Provision for present value of noncancellable lease payments of closed stores	4,426	294	5,972	436
Changes in assumptions about future sublease income, terminations and changes in interest rates	1,005	1,844	434	1,417
Interest accretion	4,217	4,845	8,520	9,827
Cash payments, net of sublease income	(16,784)	(16,175)	(32,306)	(34,820)
Balance—end of period	$223,667	$261,130	$223,667	$261,130

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the twenty-six week period ended August 29, 2015, long-lived assets from continuing operations with a carrying value of $2,193, primarily store assets, were written down to their fair value of $1,915, resulting in an impairment charge of $278 of which $5 relates to the thirteen week period ended August 29, 2015. During the twenty-six week period ended August 30, 2014, long-lived assets from continuing operations with a carrying value of $1,849, primarily store assets, were written down to their fair value of $1,566, resulting in an impairment charge of $283 of which $132 relates to the thirteen-week period ended August 30, 2014. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at August 29, 2015 and August 30, 2014:

Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total as of August 29, 2015
Long-lived assets held for use	$—	$—	$1,726	$1,726
Long-lived assets held for sale	$—	$—	$189	$189
Total	$—	$—	$1,915	$1,915

	Level 1	Level 2	Level 3	Total as of August 30, 2014
Long-lived assets held for use	$—	$—	$1,566	$1,566
Long-lived assets held for sale	$—	$—	$—	$—
Total	$—	$—	$1,566	$1,566

As of August 29, 2015 and August 30, 2014, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.  In addition, the Company has $6,598 of investments, carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets as of August 29, 2015.  The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $7,361,170 and $7,508,010, respectively, as of August 29, 2015. There were no outstanding derivative financial instruments as of August 29, 2015 and February 28, 2015.

6. Income Taxes

The Company recorded an income tax expense of $16,463 and $19,860 for the thirteen week periods ended August 29, 2015 and August 30, 2014, respectively, and an income tax expense of $28,904 and $31,741 for the twenty-six week periods ended August 29, 2015 and August 30, 2014, respectively. The income tax expense for the thirteen and twenty-six week periods ended August 29, 2015 was based on an estimated effective tax rate of 43.4% and 41.8%, respectively.  The income tax expense for the thirteen and

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

twenty-six week periods ended August 30, 2014 was primarily attributable to an increase in the deferred tax valuation allowance to offset the windfall tax benefits recorded in Additional Paid in Capital (“APIC”) pursuant to the tax law ordering approach.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain.  Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. As a result of the Company’s historical operating performance and the more favorable near term outlook for profitability, the Company released $1,841,304 of valuation allowance in the fourth quarter of fiscal year 2015. The Company continues to maintain a valuation allowance against net deferred tax assets of $231,683 and $231,679, which relates primarily to state deferred tax assets at August 29, 2015 and February 28, 2015, respectively.

7. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position.  EIC is subject to minimum capital and surplus requirements in certain states.  The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $44,400 as of August 29, 2015.  EIC was in excess of the minimum required amounts in these states as of August 29, 2015.

The Company has recorded estimates of various assets and liabilities arising from its participation in the Medicare Part D program based on information in its claims management and enrollment systems. Significant estimates arising from its participation in this program include: (i) estimates of low-income cost subsidies, reinsurance amounts, and coverage gap discount amounts ultimately payable to CMS based on a detailed claims reconciliation that will occur in the following year; (ii) an estimate of amounts receivable from CMS under a risk-sharing feature of the Medicare Part D program design, referred to as the risk corridor and (iii) estimates for claims that have been reported and are in the process of being paid or contested and for our estimate of claims that have been incurred but have not yet been reported.

As of August 29, 2015, accounts receivable, net included $573,348 due from CMS and accrued salaries, wages and other current liabilities included $394,197 of EIC liabilities under certain reinsurance contracts.  EIC limits its exposure to loss and recovers a portion of benefits paid by utilizing quota-share reinsurance with a commercial reinsurance company.   Additionally, as of August 29, 2015, accrued salaries, wages and other current liabilities included $116,500 due to TPG under the terms of the Agreement, which represents the amounts due to EnvisionRx from CMS, less corresponding amounts due to various reinsurance providers under certain reinsurance programs, for CMS activities that relate to the year ended December 31, 2014.

8. Goodwill and Other Intangible Assets

Goodwill and indefinitely-lived intangible assets, such as certain trademarks acquired in connection with acquisition transactions, are not amortized, but are instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. During the twenty-six weeks ended August 29, 2015 and the fifty-two weeks ended February 28, 2015, no impairment charges have been taken against the Company’s goodwill. During the twenty-six weeks ended August 29, 2015, no impairment charges have been taken against the Company’s indefinitely-lived intangible assets. Below is a summary of the changes in the carrying amount of goodwill for the twenty-six week period ended August 29, 2015:

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	August 29, 2015
	Retail Pharmacy	Pharmacy Services	Total
Balance, February 28, 2015	$76,124	$—	$76,124
Acquisition (see Note 2. Acquisition)	—	1,457,703	1,457,703
Balance, August 29, 2015	$76,124	$1,457,703	$1,533,827

The Company’s other intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinitely-lived intangible assets as of August 29, 2015 and February 28, 2015.

	August 29, 2015				February 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period
Favorable leases and other	$663,323	$(498,624)	$164,699	8 years	$653,377	$(481,041)	$172,336	8 years
Prescription files	1,470,997	(1,235,710)	235,287	3 years	1,440,154	(1,191,010)	249,144	3 years
Customer relationships(a)	585,500	(12,769)	572,731	17 years	—	—	—
CMS license	108,000	(792)	107,208	25 years	—	—	—
Claims adjudication and other developed software	59,500	(1,558)	57,942	7 years	—	—	—
Trademarks	15,600	(286)	15,314	10 years	—	—	—
Backlog	12,500	(764)	11,736	3 years	—	—	—
Other	17,485	(871)	16,614	5 years	—	—	—
Total finite	$2,932,905	$(1,751,374)	1,181,531		$2,093,531	$(1,672,051)	$421,480
Trademarks	44,000	—	44,000	Indefinite	—	—	—
Total	$2,976,905	$(1,751,374)	$1,225,531		$2,093,531	$(1,672,051)	$421,480

(a)              — Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

Also included in other non-current liabilities as of August 29, 2015 and February 28, 2015 are unfavorable lease intangibles with a net carrying amount of $51,382 and $55,571, respectively. These intangible liabilities are amortized over their remaining lease terms at the time of acquisition.

Amortization expense for these intangible assets and liabilities was $48,609 and $80,550 for the thirteen and twenty-six week periods ended August 29, 2015, respectively. Amortization expense for these intangible assets and liabilities was $28,532 and $57,769 for the thirteen and twenty-six week periods ended August 30, 2014, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2016—$186,283; 2017—$206,363; 2018—$166,250; 2019—$130,231 and 2020—$100,716.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

9. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at August 29, 2015 and February 28, 2015:

	August 29, 2015	February 28, 2015
Secured Debt:
Senior secured revolving credit facility due January 2020	$2,453,000	$1,725,000
8.00% senior secured notes (senior lien) due August 2020	—	650,000
Tranche 1 Term Loan (second lien) due August 2020	470,000	470,000
Tranche 2 Term Loan (second lien) due June 2021	500,000	500,000
Other secured	91	5,367
	3,423,091	3,350,367
Unsecured Guaranteed Debt:
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $3,079 and $3,415)	905,079	905,415
6.75% senior notes due June 2021	810,000	810,000
6.125% senior notes due April 2023	1,800,000	—
	3,515,079	1,715,415
Unsecured Unguaranteed Debt:
8.5% convertible notes due May 2015	—	64,168
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000
	423,000	487,168
Lease financing obligations	83,143	91,993
Total debt	7,444,313	5,644,943
Current maturities of long-term debt and lease financing obligations	(29,002)	(100,376)
Long-term debt and lease financing obligations, less current maturities	$7,415,311	$5,544,567

Credit Facility

On January 13, 2015, the Company amended and restated its senior secured credit facility (“Amended and Restated Senior Secured Credit Facility” or “revolver”), which, among other things, increased borrowing capacity from $1,795,000 to $3,000,000 (which further increased to $3,700,000 upon the redemption of its 8.00% senior secured notes due August 2020 (“8.00% Notes”) on August 15, 2015), and extended the maturity to January 2020 from February 2018. The Company used borrowings under the revolver to repay and retire all of the $1,143,650 outstanding under its Tranche 7 Senior Secured Term Loan due 2020, along with associated fees and expenses. Borrowings under the revolver bear interest at a rate per annum between LIBOR plus 1.50% and LIBOR plus 2.00% based upon the average revolver availability (as defined in the Amended and Restated Senior Secured Credit Facility). The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the revolver, depending on the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). Amounts drawn under the revolver become due and payable on January 13, 2020.

On February 10, 2015, the Company amended the Amended and Restated Senior Secured Credit Facility to, among other things, increase the flexibility of Rite Aid to incur and/or issue unsecured indebtedness, including in connection with the Acquisition, and made certain other modifications to the covenants applicable to Rite Aid and its subsidiaries.

The Company’s ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 29, 2015, the Company had $2,453,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $70,916, which resulted in additional borrowing capacity of $1,176,084.

The Amended and Restated Senior Secured Credit Facility restricts the Company and the Subsidiary Guarantors (as defined herein) from accumulating cash on hand, and under certain circumstances, requires the funds in the Company’s deposit accounts to be applied first to the repayment of outstanding revolving loans under the Amended and Restated Senior Secured Credit Facility and then to be held as collateral for the senior obligations. This provision did not apply to the proceeds from the 6.125% Notes as discussed in the “Financing for the Acquisition” section below.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Amended and Restated Senior Secured Credit Facility allows the Company to have outstanding, at any time, up to $1,500,000 (or $1,800,000 solely to the extent incurred for the purpose of funding of the Acquisition) in secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Amended and Restated Senior Secured Credit Facility and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest of (a) the fifth anniversary of the effectiveness of the Amended and Restated Senior Secured Credit Facility and (b) the latest maturity date of any Term Loan or Other Revolving Loan (each as defined in the Amended and Restated Senior Secured Credit Facility) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date and, with respect to any escrow notes issued by Rite Aid, excluding any special mandatory redemption of the type described in clause (iii) of the definition of “Escrow Notes” in the Amended and Restated Senior Secured Credit Facility). Subject to the limitations described in clauses (a) and (b) of the immediately preceding sentence, the Amended and Restated Senior Secured Credit Facility additionally allows the Company to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Amended and Restated Senior Secured Credit Facility) is not in effect; provided, however, that certain of the Company’s other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Amended and Restated Senior Secured Credit Facility also contains certain restrictions on the amount of secured first priority debt the Company is able to incur. The Amended and Restated Senior Secured Credit Facility also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Amended and Restated Senior Secured Credit Facility is not in default and the Company maintains availability under its revolving credit facility of more than $365,000.

As of January 13, 2015, the Amended and Restated Senior Secured Credit Facility has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolving credit facility is less than $200,000 or (b) on the third consecutive business day on which availability under the revolving credit facility is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolving credit facility is equal to or greater than $250,000. As of August 29, 2015, the availability was at a level that did not trigger this covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

With the exception of EIC, substantially all of Rite Aid Corporation’s 100 percent owned subsidiaries guarantee the obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, and unsecured guaranteed notes. The Amended and Restated Senior Secured Credit Facility and second priority secured term loan facilities are secured, on a senior or second priority basis, as applicable, by a lien on, among other things, accounts receivable, inventory and prescription files of the Subsidiary Guarantors. The subsidiary guarantees related to the Company’s Amended and Restated Senior Secured Credit Facility and second priority secured term loan facilities and, on an unsecured basis, the unsecured guaranteed notes are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. The Company has no independent assets or operations. Additionally, prior to the Acquisition, the subsidiaries, including joint ventures, that did not guarantee the Amended and Restated Senior Secured Credit Facility, the credit facility, second priority secured term loan facilities and applicable notes, were minor. Accordingly, condensed consolidating financial information for the Company and subsidiaries is not presented for those periods. Subsequent to the Acquisition, other than EIC, the subsidiaries, including joint ventures, that do not guarantee the credit facility, second priority secured term loan facilities and applicable notes, are minor.  As such, condensed consolidating financial information for the Company, its guaranteeing subsidiaries and non-guaranteeing subsidiary, EIC, is presented for those periods subsequent to the Acquisition. See Note 15 “Guarantor and Non-Guarantor Condensed Consolidating Financial Information” for additional disclosure.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Financing for the Acquisition

On April 2, 2015, the Company issued $1,800,000 aggregate principal amount of its 6.125% Notes, the net proceeds of which, along with other available cash and borrowings under its Amended and Restated Senior Secured Credit Facility, were used to finance the cash portion of the Acquisition, which closed on June 24, 2015. The Company’s obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of its subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, the 9.25% senior notes due 2020 (the “9.25% Notes”) and the 6.75% senior notes due 2021 (the “6.75% Notes”) (the “Rite Aid Subsidiary Guarantors”), including EnvisionRx and certain of its domestic subsidiaries other than, among others, EIC (the “EnvisionRx Subsidiary Guarantors” and, together with the Rite Aid Subsidiary Guarantors, the “Subsidiary Guarantors”). The guarantees are unsecured. The 6.125% Notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of its other unsecured, unsubordinated indebtedness.

Other Transactions

During May 2015, $64,089 of the Company’s 8.5% convertible notes due 2015 were converted into 24,762 shares of common stock, pursuant to their terms. The remaining $79 of the Company’s 8.5% convertible notes due 2015 were repurchased by the Company upon maturity.

On August 15, 2015, the Company completed the redemption of all of its outstanding $650,000 aggregate principal amount of its 8.00% Notes. In connection with the redemption, the Company recorded a loss on debt retirement, including call premium and unamortized debt issue costs, of $33,205 during the second quarter of fiscal 2016.

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2016 and thereafter are as follows: 2016—$90; 2017—$0; 2018—$0; 2019—$0; 2020—$2,453,000 and $4,905,001 thereafter.

10. Stock Options and Stock Awards

The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the twenty-six week periods ended August 29, 2015 and August 30, 2014 include $16,201 and $9,892, respectively, of compensation costs related to the Company’s stock-based compensation arrangements.

Beginning in fiscal 2015, the Company provided certain of its associates with performance based incentive plans under which the associates will receive a certain number of shares of the Company’s common stock based on the Company meeting certain financial and performance goals. During the twenty-six week periods ended August 29, 2015 and August 30, 2014, the Company incurred $4,413 and $444 related to these performance based incentive plans, respectively, which is recorded as a component of stock-based compensation expense.

The total number and type of newly awarded grants and the related weighted average fair value for the twenty-six week periods ended August 29, 2015 and August 30, 2014 are as follows:

	August 29, 2015		August 30, 2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	3,647	$4.45	3,113	$4.43
Restricted stock awards granted	2,177	$8.68	3,304	$7.01
Total awards	5,824		6,417

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

The Company calculates the fair value of stock options using the Black- Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	August 29, 2015	August 30, 2014
Expected stock price volatility	56%	74%
Expected dividend yield	0%	0%
Risk-free interest rate	1.7%	1.7%
Expected option life	5.5 years	5.5 years

As of August 29, 2015, the total unrecognized pre-tax compensation costs related to unvested stock options and restricted stock awards granted, net of estimated forfeitures and the weighted average period of cost amortization are as follows:

	August 29, 2015
	Unvested stock options	Unvested restricted stock	Unvested performance shares
Unrecognized pre-tax costs	$27,657	$32,336	$33,571
Weighted average amortization period	3.0 years	2.5 years	2.2 years

11. Reclassifications from Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the thirteen and twenty-six week periods ended August 29, 2015 and August 30, 2014:

	Thirteen Week Period Ended August 29, 2015		Thirteen Week Period Ended August 30, 2014		Twenty-Six Week Period Ended August 29, 2015		Twenty-Six Week Period Ended August 30, 2014
	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss
Accumulated other comprehensive loss
Balance-beginning of period	$(45,253)	$(45,253)	$(36,675)	$(36,675)	$(45,850)	$(45,850)	$(37,334)	$(37,334)
Amounts reclassified from accumulated other comprehensive loss to net income, net of $398, $0, $796, and $0 tax expense	598	598	660	660	1,195	1,195	1,319	1,319
Balance-end of period	$(44,655)	$(44,655)	$(36,015)	$(36,015)	$(44,655)	$(44,655)	$(36,015)	$(36,015)

The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the thirteen and twenty-six week periods ended August 29, 2015 and August 30, 2014:

	Thirteen Week Periods Ended August 29, 2015 and August 30, 2014
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	August 29, 2015	August 30, 2014	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(18)	$(60)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(978)	(600)	Selling, general and administrative expenses
	(996)	(660)	Total before income tax expense
	398	—	Income tax expense(b)
	$(598)	$(660)	Net of income tax expense

	Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	August 29, 2015	August 30, 2014	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(34)	$(120)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(1,957)	(1,199)	Selling, general and administrative expenses
	(1,991)	(1,319)	Total before income tax expense
	796	—	Income tax expense(b)
	$(1,195)	$(1,319)	Net of income tax expense

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

(a)                                 See Note 12, Retirement Plans for additional details.

(b)                                 Income tax expense is $0 for August 30, 2014 due to the valuation allowance. See Note 6, Income Taxes for additional details.

12. Retirement Plans

Net periodic pension expense recorded in the thirteen and twenty- six week periods ended August 29, 2015 and August 30, 2014, for the Company’s defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Twenty-Six Week Period Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Service cost	$513	$792	$—	$—	$1,025	$1,585	$—	$—
Interest cost	1,634	1,631	119	135	3,267	3,262	237	270
Expected return on plan assets	(1,593)	(1,929)	—	—	(3,186)	(3,858)	—	—
Amortization of unrecognized prior service cost	18	60	—	—	34	120	—	—
Amortization of unrecognized net loss	978	600	—	—	1,957	1,199	—	—
Net pension expense	$1,550	$1,154	$119	$135	$3,097	$2,308	$237	$270

During the thirteen and twenty-six week periods ended August 29, 2015 the Company contributed $395 and $772, respectively, to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan. During the remainder of fiscal 2016, the Company expects to contribute $769 to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan.

13. Segment Reporting

Prior to June 24, 2015, the Company’s operations were within one reportable segment.  As a result of the completion of the Acquisition, the Company has realigned its internal management reporting to reflect two reportable segments, its retail drug stores (“Retail Pharmacy”), and its pharmacy services (“Pharmacy Services”) segments.

The Retail Pharmacy segment’s primary business is the sale of prescription drugs and related consultation to its customers.  Additionally, the Retail Pharmacy segment sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line. The Pharmacy Services segment offers a full range of pharmacy benefit management services including plan design and administration, on both a transparent pass-through model and traditional model, formulary management and claims processing.  Additionally, the Pharmacy Services segment offers specialty and mail order services, infertility treatment, and drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program.

The Parent Company’s chief operating decision makers are its Parent Company Chief Executive Officer, Parent Company President and CEO - Retail Pharmacy, CEO - Pharmacy Services, Chief Financial Officer, and its Senior Executive Vice Presidents (collectively the “CODM”).  The CODM has ultimate responsibility for enterprise decisions.  The CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Retail Pharmacy segment and the Pharmacy Services segment.  The Retail Pharmacy and Pharmacy Services segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. The CODM relies on internal management reporting that analyzes enterprise results on certain key performance indicators, namely, revenues, gross profit, and Adjusted EBITDA.

The following table is a reconciliation of the Company’s business segments to the condensed consolidated financial statements:

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations (1)	Consolidated
Thirteen Week Period Ended
August 29, 2015:
Revenues	$6,647,243	$1,071,889	$(54,356)	$7,664,776
Gross Profit	1,860,513	61,778	—	1,922,291
Adjusted EBITDA	313,602	33,222	—	346,824
August 30, 2014:
Revenues	$6,522,584	$—	$—	$6,522,584
Gross Profit	1,894,579	—	—	1,894,579
Adjusted EBITDA	364,166	—	—	364,166
Twenty-Six Week Period Ended
August 29, 2015:
Revenues	$13,294,804	$1,071,889	$(54,356)	$14,312,337
Gross Profit	3,720,043	61,778	—	3,781,821
Adjusted EBITDA	612,865	33,222	—	646,087
August 30, 2014:
Revenues	$12,988,115	$—	$—	$12,988,115
Gross Profit	3,697,558	—	—	3,697,558
Adjusted EBITDA	646,779	—	—	646,779

(1)         Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

The following table reconciles net income to Adjusted EBITDA for the thirteen and twenty-six week periods ended August 29, 2015 and August 30, 2014:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
	(dollars in thousands)
Net income	$21,469	$127,849	$40,305	$169,295
Interest expense	115,410	100,950	239,017	201,770
Income tax expense	16,463	19,860	28,904	31,741
Depreciation and amortization expense	127,699	101,484	237,348	204,589
LIFO charges	5,986	1,544	11,973	3,089
Lease termination and impairment charges	9,637	7,111	14,659	11,959
Loss on debt retirements, net	33,205	—	33,205	—
Other	16,955	5,368	40,676	24,336
Adjusted EBITDA	$346,824	$364,166	$646,087	$646,779

The following is balance sheet information for the Company’s reportable segments:

	Retail Pharmacy	Pharmacy Services	Eliminations (2)	Consolidated
August 29, 2015:
Total Assets	$8,848,115	$3,310,325	$(179,209)	$11,979,231
Goodwill	76,124	1,457,703	—	1,533,827
Additions to property and equipment and intangible assets	314,774	371	—	315,145
February 28, 2015:
Total Assets	$8,863,252	$—	$—	$8,863,252
Goodwill	76,124	—	—	76,124
Additions to property and equipment and intangible assets	539,386	—	—	539,386

(2)         Intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $143,000 against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $36,209, as of August 29, 2015, that represents amounts owed from the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

14. Commitments and Contingencies

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

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company was served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney’s Office for the Eastern District of Michigan. The subpoena requests records regarding the relationship of Rite Aid’s Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs.  In connection with the same investigation, the Company was served with a Civil Subpoena Duces Tecum dated February 22, 2013 by the State of Indiana Office of the Attorney General requesting additional information regarding both Rite Aid’s Rx Savings Program and usual and customary charges.  The Company has responded to both of the subpoenas. To enable the parties to discuss a possible resolution, the Medicaid Fraud Control Units of the several states, commonwealths and the District of Columbia and Rite Aid have entered into an agreement tolling the statute of limitations until October 7, 2015.  The parties agreed to extend the tolling agreement until April 7, 2016.  At this stage of the proceedings, Rite Aid is unable to predict the outcome of any review by the government of such information.

In April 2012, the Company received an administrative subpoena from the Drug Enforcement Administration (“DEA”), Albany, New York District Office, requesting information regarding the Company’s sale of products containing pseudoephedrine (“PSE”). In April 2012, it also received a communication from the United States Attorney’s Office (“USAO”) for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 (“CMEA”). In April 2013, the Company received additional administrative subpoenas from DEA concerning certain retail PSE transactions at New York stores and the USAO commenced discussions with the Company regarding whether, from 2009 (upon implementation of an electronic PSE transaction logbook system) through the present, the Company sold products containing PSE in violation of the CMEA. The Company received additional administrative subpoenas from the DEA beginning in December 2013 requesting information in connection with an investigation of violations of the CMEA in West Virginia and New York.  On September 2, 2015, the Company received a grand jury subpoena from the United States District Court for the Southern District of West Virginia seeking additional information in connection with the investigation of violations of the CMEA in West Virginia.  Violations of the CMEA could result in the imposition of administrative, civil and/or criminal penalties against the Company. The Company is cooperating with the government and continues to provide information responsive to the subpoenas. The Company has entered into a tolling agreement with the USAO. Discussions are underway to resolve these matters with the United States Attorney’s Offices for the Northern District of New York, the Eastern District of New York, and the Southern District of West Virginia, but whether an agreement can be reached and on what terms are uncertain. While the Company’s management cannot predict the outcome of these matters, it is possible that the Company’s results of operations or cash flows could be materially affected by an unfavorable resolution.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

accrual during that fiscal year to take into account this exclusion. As pertinent facts and circumstances develop, this accrual may be adjusted further.

15. Guarantor and Non-Guarantor Condensed Consolidating Financial Information

Rite Aid Corporation conducts the majority of its business through its subsidiaries.  With the exception of EIC, substantially all of Rite Aid Corporation’s 100 percent owned subsidiaries guarantee the obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, secured guaranteed notes and unsecured guaranteed notes (the “Subsidiary Guarantors”). Additionally, prior to the Acquisition, the subsidiaries, including joint ventures, that did not guarantee the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, secured guaranteed notes and unsecured guaranteed notes, were minor. Accordingly, condensed consolidating financial information for the Company and subsidiaries is not presented for those periods. Condensed consolidating financial information for the Company, its Subsidiary Guarantors and non-guarantor subsidiaries, is presented for periods subsequent to the Acquisition.

For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company’s Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several.  Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries at August 29, 2015 and for the thirteen and twenty-six week periods ended August 29, 2015.  Separate financial statements for Subsidiary Guarantors are not presented.

	Rite Aid Corporation
	Condensed Consolidating Balance Sheet
	August 29, 2015
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$120,905	$31,742	$—		$152,647
Accounts receivable, net	—	1,299,313	573,663	—		1,872,976
Intercompany receivable		271,673	—	(271,673	)(a)	—
Inventories, net of LIFO reserve of $0, $1,009,501, $0, $0, and $1,009,501	—	2,902,749	—	—		2,902,749
Deferred tax assets	—	17,122	701	—		17,823
Prepaid expenses and other current assets	—	137,841	3,098	—		140,939
Total current assets	—	4,749,603	609,204	(271,673)		5,087,134
Property, plant and equipment, net	—	2,198,674	—	—		2,198,674
Goodwill	—	1,533,827	—	—		1,533,827
Other intangibles, net	—	1,117,595	107,936	—		1,225,531
Deferred tax assets	—	1,617,311	—	—		1,617,311
Investment in subsidiaries	14,527,800	129,383	—	(14,657,183	)(b)	—
Intercompany receivable	—	6,678,421	—	(6,678,421	)(a)	—
Other assets	103,577	206,579	6,598	—		316,754
Total assets	$14,631,377	$18,231,393	$723,738	$(21,607,277)		$11,979,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$28,912	$—	$—		$29,002
Accounts payable	—	1,593,835	576	—		1,594,411
Intercompany payable	—	—	271,673	(271,673	)(a)	—
Accrued salaries, wages and other current liabilities	99,971	1,281,468	322,106	—		1,703,545
Deferred tax liabilities	—	57,622	—	—		57,622
Total current liabilities	100,061	2,961,837	594,355	(271,673)		3,384,580
Long-term debt, less current maturities	7,361,079	—	—	—		7,361,079
Lease financing obligations, less current maturities	—	54,232	—	—		54,232
Intercompany payable	6,678,421	—	—	(6,678,421	)(a)	—
Other noncurrent liabilities	17,458	732,179	—	—		749,637
Total liabilities	14,157,019	3,748,248	594,355	(6,950,094)		11,549,528
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	474,358	14,483,145	129,383	(14,657,183	)(b)	429,703
Total liabilities and stockholders’ equity	$14,631,377	$18,231,393	$723,738	$(21,607,277)		$11,979,231

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

(a)  Elimination of intercompany accounts receivable and accounts payable amounts.

(b)  Elimination of investments in consolidated subsidiaries.

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	For the Thirteen Weeks Ended August 29, 2015
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Revenues	$—	$7,641,439	$44,365	$(21,028	)(a)	$7,664,776
Costs and expenses:
Cost of revenues	—	5,720,403	42,752	(20,670	)(a)	5,742,485
Selling, general and administrative expenses	—	1,724,067	2,117	(358	)(a)	1,725,826
Lease termination and impairment expenses	—	9,637	—	—		9,637
Interest expense	110,529	4,884	(3)	—		115,410
Loss on debt retirement, net	33,205	—	—	—		33,205
Loss on sale of assets, net	—	281	—	—		281
Equity in earnings of subsidiaries	(181,666)	501	—	181,165	(b)	—
	(37,932)	7,459,773	44,866	160,137		7,626,844
Income (loss) before income taxes	37,932	181,666	(501)	(181,165)		37,932
Income tax expense	16,463	16,463	186	(16,649)		16,463
Net income (loss)	$21,469	$165,203	$(687)	$(164,516)		$21,469
Total other comprehensive income	598	598	—	(598)		598
Comprehensive income (loss)	$22,067	$165,801	$(687)	$(165,114)		$22,067

(a) Elimination of intercompany revenues and expenses.

(b) Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2015 and August 30, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	For the Twenty-Six Weeks Ended August 29, 2015
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Revenues	$—	$14,289,000	$44,365	$(21,028	)(a)	$14,312,337
Costs and expenses:
Cost of revenues	—	10,508,434	42,752	(20,670	)(a)	10,530,516
Selling, general and administrative expenses	—	3,423,652	2,117	(358	)(a)	3,425,411
Lease termination and impairment expenses	—	14,659	—	—		14,659
Interest expense	213,894	25,126	(3)	—		239,017
Loss on debt retirement, net	33,205	—	—	—		33,205
Loss on sale of assets, net	—	320	—	—		320
Equity in earnings of subsidiaries	(316,308)	501	—	315,807	(b)	—
	(69,209)	13,972,692	44,866	294,779		14,243,128
Income (loss) before income taxes	69,209	316,308	(501)	(315,807)		69,209
Income tax expense	28,904	28,904	186	(29,090)		28,904
Net (loss) income	$40,305	$287,404	$(687)	$(286,717)		$40,305
Total other comprehensive income	1,195	1,195	—	(1,195)		1,195
Comprehensive income (loss)	$41,500	$288,599	$(687)	$(287,912)		$41,500

(a) Elimination of intercompany revenues and expenses.

(b) Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Twenty Six Weeks Ended August 29, 2015
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Operating activities:
Net cash (used in) provided by operating activities	$(162,122)	$512,340	$(8,646)	$—	$341,572
Investing activities:
Payments for property, plant and equipment	—	(271,683)	—	—	(271,683)
Intangible assets acquired	—	(43,462)	—	—	(43,462)
Acquisition of businesses, net of cash acquired	(1,779,571)	—	—	—	(1,779,571)
Intercompany activity	(103,834)	(220,138)	—	323,972	—
Proceeds from dispositions of assets and investments	—	6,081	—	—	6,081
Net cash used in investing activities	(1,883,405)	(529,202)	—	323,972	(2,088,635)
Financing activities:
Proceeds from issuance of long-term debt	1,800,000	—	—	—	1,800,000
Net proceeds from revolver	728,000	—	—	—	728,000
Principal payments on long-term debt	(650,079)	(11,138)	—	—	(661,217)
Change in zero balance cash accounts	—	(51,309)	—	—	(51,309)
Net proceeds from issuance of common stock	8,105	—	—	—	8,105
Financing fees paid for early debt redemption	(26,003)	—	—	—	(26,003)
Excess tax benefit on stock options and restricted stock	—	20,869	—	—	20,869
Deferred financing costs paid	(34,634)	—	—	—	(34,634)
Intercompany activity	220,138	63,446	40,388	(323,972)	—
Net cash provided by (used in) financing activities	2,045,527	21,868	40,388	(323,972)	1,783,811
Increase in cash and cash equivalents	—	5,006	31,742	—	36,748
Cash and cash equivalents, beginning of period	—	115,899	—	—	115,899
Cash and cash equivalents, end of period	$—	$120,905	$31,742	$—	$152,647

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full service pharmacy retail healthcare company, providing our customers and communities with the highest level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our new Pharmacy Services segment. We accomplish our goal of delivering more comprehensive care to our customers through our 4,561 retail drugstores, 70 RediClinic walk-in retail health clinics, and transparent and traditional EnvisionRx and MedTrak pharmacy benefit managers with over 3.5 million plan members. We also offer fully integrated mail- order and specialty pharmacy services through Orchard Pharmaceutical Services. Additionally through our Envision Insurance Company (“EIC”), EnvisionRx also serves one of the fastest-growing segments in healthcare: seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide additional value and broader choice to customers, patients and payors and allows us to succeed in today’s evolving healthcare marketplace.

We currently have two reportable business segments: Retail Pharmacy and Pharmacy Services.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as, an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 4,561 retail locations. In addition, the Retail Pharmacy segment includes 70 RediClinic walk-in retail clinics, of which 35 are located within Rite Aid retail stores in the Baltimore/Washington D.C, Philadelphia, and Seattle markets.

Pharmacy Services Segment

Our Pharmacy Services segment, which was acquired on June 24, 2015 in connection with our acquisition of EnvisionRx, provides a full range of pharmacy benefit services. The Pharmacy Services segment provides both transparent and traditional pharmacy benefit management (“PBM”) options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services; access to the nation’s largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC’s EnvisionRx Plus product offering.  The segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States.

Consolidated Net Income and Adjusted EBITDA

Net income for the thirteen and twenty-six week periods ended August 29, 2015 was $21.5 million and $40.3 million, respectively, compared to net income of $127.8 million and $169.3 million, respectively, for the thirteen and twenty-six week periods ended August 30, 2014. The operating results for the thirteen and twenty-six week periods include operating results of EnvisionRx subsequent to the June 24, 2015 acquisition date. The decline in the thirteen week operating results was driven primarily by a $33.2 million loss on debt retirement related to the redemption of our 8.00% senior secured notes due August 2020 (the “8.00% Notes”), higher depreciation and amortization expense related to EnvisionRx and our increased capital spending, higher interest expense due to the issuance of the 6.125% Notes to fund the acquisition of EnvisionRx, transaction costs incurred in connection with that acquisition and the cycling of a prior year benefit of approximately $40.0 million related to the transition to our drug purchasing and delivery arrangement with McKesson. The decline in the twenty-six week operating results was driven primarily by higher interest expense due to the issuance of the 6.125% Notes and amortization of the bridge loan commitment fee related to the EnvisionRx acquisition, the $33.2 million loss on debt retirement and higher depreciation and amortization expense related to EnvisionRx and our increased capital spending.

Adjusted EBITDA for the thirteen and twenty-six week periods ended August 29, 2015 was $346.8 million or 4.5 percent of revenues and $646.1 million or 4.5 percent of revenues, respectively, compared to $364.2 million or 5.6 percent of revenues and $646.8 million or 5.0 percent of revenues for the thirteen and twenty-six week periods ended August 30, 2014, respectively. The Adjusted EBITDA for the thirteen and twenty-six week periods ended August 29, 2015 includes the Adjusted EBITDA of EnvisionRx subsequent to the June 24, 2015 acquisition date. The decrease in Adjusted EBITDA for the thirteen week period was driven primarily by the decrease in pharmacy gross profit in the Retail Pharmacy segment associated with the $40.0 million benefit recognized in the prior year related to the transition to our drug purchasing and delivery arrangement with McKesson. After taking into effect the prior year benefit of $40.0 million, Adjusted EBITDA increased by $22.6 million. This increase was due to $33.2 million of Pharmacy Services Segment Adjusted EBITDA, partially offset by a decline in Retail Pharmacy Segment gross margin, which was due to lower pharmacy reimbursement that was not fully offset by lower drug purchasing costs. Please see the section entitled “Segment Analysis” below for additional details regarding gross profit.

Consolidated Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
	(dollars in thousands)
Revenues(a)	$7,664,776	$6,522,584	$14,312,337	$12,988,115
Revenue growth	17.5%	3.9%	10.2%	3.3%
Adjusted EBITDA(*)	$346,824	$364,166	$646,087	$646,779

(a)                                 Revenues for the thirteen and twenty six weeks ended August 29, 2015 exclude $54,356 of inter-segment activity that is eliminated in consolidation.

(*)                                 See “Adjusted EBITDA and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 17.5% and 10.2% for the thirteen and twenty-six weeks ended August 29, 2015, respectively, compared to an increase of 3.9% and 3.3% for the thirteen and twenty-six weeks ended August 30, 2014. Revenues for the thirteen and twenty six week periods ended August 29, 2015 include revenues of $1,071.9 million relating to our Pharmacy Services segment.  Revenues for the thirteen and twenty six weeks ended August 29, 2015 exclude $54.4 million of inter-segment activity that is eliminated in consolidation.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
	(dollars in thousands)
Cost of revenues (a)	$5,742,485	$4,628,005	$10,530,516	$9,290,557
Gross profit	1,922,291	1,894,579	3,781,821	3,697,558
Gross margin	25.1%	29.1%	26.4%	28.5%
Selling, general and administrative expenses	1,725,826	1,640,524	3,425,411	3,284,878
Selling, general and administrative expenses as a percentage of revenues	22.5%	25.2%	23.9%	25.3%

(a)                                 Cost of revenues for the thirteen and twenty six weeks ended August 29, 2015 exclude $54,356 of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit increased $27.7 million and $84.3 million for the thirteen and twenty-six week periods ended August 29, 2015, respectively, compared to the thirteen and twenty-six week periods ended August 30, 2014.  Gross profit for the thirteen and twenty six week periods ended August 29, 2015 includes gross profit of $61.8 million relating to our Pharmacy Services segment.

Please see the section entitled “Segment Analysis” below for additional details regarding gross profit and cost of revenues.

Selling, General and Administrative Expenses

SG&A increased $85.3 million and $140.5 million for the thirteen and twenty-six week periods ended August 29, 2015, respectively, compared to the thirteen and twenty-six week periods ended August 29, 2014.  SG&A for the thirteen and twenty six week periods ended August 29, 2015 includes $46.9 million relating to our Pharmacy Services segment.

Please see the section entitled “Segment Analysis” below for additional details regarding selling, general and administrative expenses.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Impairment charges	$5	$132	$278	$283
Lease termination charges	9,632	6,979	14,381	11,676
	$9,637	$7,111	$14,659	$11,959

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

Interest Expense

Interest expense was $115.4 million and $239.0 million for the thirteen and twenty-six week periods ended August 29, 2015, respectively, compared to $101.0 million and $201.8 million for the thirteen and twenty-six week periods ended August 30, 2014, respectively. The increase in the interest expense was a result of the $1.8 billion aggregate principal amount borrowings from the issuance of our 6.125% Notes, which were used to finance the cash portion of our acquisition of EnvisionRx and the amortization of the bridge loan commitment fee from the EnvisionRx acquisition, partially offset by interest expense reductions from the recent redemption of the outstanding $650.0 million aggregate principal amount of our 8.0% senior secured notes in August 2015, our senior secured credit facility during the fourth quarter of fiscal 2015, and the redemption of the outstanding $270.0 million aggregate principal amount of our 10.25% senior notes due October 2019 in the third quarter of fiscal 2015. The weighted average interest rates on our indebtedness for the twenty-six week periods ended August 29, 2015 and August 30, 2014 were 5.5% and 6.4%, respectively.

Income Taxes

We recorded an income tax expense of $16.5 million and $19.9 million for the thirteen week periods ended August 29, 2015 and August 30, 2014, respectively, and an income tax expense of $28.9 million and $31.7 million for the twenty-six week periods ended August 29, 2015 and August 30, 2014, respectively. The income tax expense for the thirteen and twenty-six week periods ended August 29, 2015 was based on an estimated effective tax rate of 43.4% and 41.8%, respectively.  The income tax expense for the thirteen and twenty-six week periods ended August 30, 2014 was primarily attributable to an increase in the deferred tax valuation allowance to offset the windfall tax benefits related to stock awards recorded in Additional Paid In Capital (“APIC”) pursuant to the tax law ordering approach.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain.  We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. As a result of our historical operating performance and the more favorable near term outlook for profitability, we released $1,841.3 million of valuation allowance in the fourth quarter of fiscal year 2015. We continue to maintain a valuation allowance against net deferred tax assets of $231.7 million and $231.7 million, which relates primarily to state deferred tax assets at August 29, 2015 and February 28, 2015, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA.  The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail Pharmacy Segment	Pharmacy Services Segment	Intersegment Eliminations (1)	Consolidated Totals
Thirteen Week Period Ended
August 29, 2015:
Revenue	$6,647,243	$1,071,889	$(54,356)	$7,664,776
Gross Profit	1,860,513	61,778	—	1,922,291
Adjusted EBITDA(*)	313,602	33,222	—	346,824
August 30, 2014:
Revenue	$6,522,584	$—	$—	$6,522,584
Gross Profit	1,894,579	—	—	1,894,579
Adjusted EBITDA(*)	364,166	—	—	364,166
Twenty-Six Week Period Ended
August 29, 2015:
Revenue	$13,294,804	$1,071,889	$(54,356)	$14,312,337
Gross Profit	3,720,043	61,778	—	3,781,821
Adjusted EBITDA(*)	612,865	33,222	—	646,087
August 30, 2014:
Revenue	$12,988,115	$—	$—	$12,988,115
Gross Profit	3,697,558	—	—	3,697,558
Adjusted EBITDA(*)	646,779	—	—	646,779

(1)         Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)          See “Adjusted EBITDA and Other Non-GAAP Measures” for additional details on consolidated Adjusted EBITDA.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
	(dollars in thousands)
Revenues	$6,647,243	$6,522,584	$13,294,804	$12,988,115
Revenue growth	1.9%	3.9%	2.4%	3.3%
Same store sales growth	2.1%	4.1%	2.5%	3.6%
Pharmacy sales growth	2.7%	5.2%	3.3%	4.6%
Same store prescription count increase	0.2%	3.7%	0.9%	3.0%
Same store pharmacy sales growth	2.8%	5.6%	3.4%	5.1%
Pharmacy sales as a % of total retail sales	69.3%	68.8%	69.2%	68.6%
Third party sales as a % of total pharmacy sales	97.8%	97.5%	97.8%	97.5%
Front-end sales growth	0.3%	0.7%	0.3%	0.1%
Same store front-end sales growth	0.3%	1.1%	0.5%	0.6%
Front-end sales as a % of total retail sales	30.7%	31.2%	30.8%	31.4%
Adjusted EBITDA(*)	$313,602	$364,166	$612,865	$646,779
Store data:
Total stores (beginning of period)	4,566	4,581	4,570	4,587
New stores	2	1	2	1
Store acquisitions	2	—	2	1
Closed stores	(9)	(10)	(13)	(17)
Total stores (end of period)	4,561	4,572	4,561	4,572
Relocated stores	3	5	5	8
Remodeled and expanded stores	119	118	228	224

(*)                See “Adjusted EBITDA and Other Non-GAAP Measures” for additional details

Revenues

Revenues increased 1.9% for the thirteen weeks ended August 29, 2015 compared to an increase of 3.9% for the thirteen weeks ended August 30, 2014. The increase in revenues for the thirteen week period ended August 29, 2015 was primarily a result of an increase in front-end and pharmacy same store sales.

Pharmacy same store sales increased by 2.8% for the thirteen week period ended August 29, 2015 compared to the 5.6% increase in the thirteen week period ended August 30, 2014. The increase in the current period is due primarily to the 0.2% increase in same store prescription count and pharmacy inflation, partially offset by an approximate 2.2% negative impact from generic introductions and continued lower reimbursement rates.

Front-end same store sales increased 0.3% during the thirteen week period ended August 29, 2015 compared to the 1.1% increase during the thirteen week period ended August 30, 2014. The same store front-end sales were impacted by the positive impact of our wellness + with Plenti loyalty program, incremental sales from our 1,859 Wellness format stores, and other management initiatives to increase front-end sales, offset by consumer spending habits and the promotional environment.

Revenues increased 2.4% for the twenty-six weeks ended August 29, 2015 compared to an increase of 3.3% for the twenty-six weeks ended August 30, 2014. The increase in revenues for the twenty-six week period ended August 29, 2015 was primarily a result of an increase in pharmacy same store sales.

Pharmacy same store sales increased by 3.4% for the twenty-six week period ended August 29, 2015 compared to the 5.1% increase in the twenty-six week period ended August 30, 2014. The increase in the current period is due primarily to the 0.9% increase in same store prescription count and pharmacy inflation, partially offset by an approximate 1.9% negative impact from generic introductions and continued lower reimbursement rates.

Front-end same store sales increased by 0.5% during the twenty-six week period ended August 29, 2015 compared to the 0.6% increase in the twenty-six week period ended August 30, 2014. The same store front-end sales were positively impacted by our wellness + with Plenti loyalty program, and incremental sales from our Wellness format stores.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
	(dollars in thousands)
Cost of revenues	$4,786,730	$4,628,005	$9,574,761	$9,290,557
Gross profit	1,860,513	1,894,579	3,720,043	3,697,558
Gross margin	28.0%	29.1%	28.0%	28.5%
FIFO gross profit(*)	1,866,499	1,896,123	3,732,016	3,700,647
FIFO gross margin(*)	28.1%	29.1%	28.1%	28.5%
Selling, general and administrative expenses	1,678,909	1,640,524	3,378,494	3,284,878
Selling, general and administrative expenses as a percentage of revenues	25.3%	25.2%	25.4%	25.3%
Lease termination and impairment charges	9,637	7,111	14,659	11,959
Interest expense	115,404	100,950	239,011	201,770
Loss (gain) on sale of assets, net	281	(1,715)	320	(2,085)

(*)                                 See “Adjusted EBITDA and Other Non-GAAP Measures” for additional details

Gross Profit and Cost of Revenues

Gross profit decreased $34.1 million for the thirteen week period ended August 29, 2015 as compared to the thirteen week period ended August 30, 2014.  Gross profit was negatively impacted by a decrease in pharmacy gross profit due the cycling of a prior year benefit of approximately $40.0 million related to our transition to our drug purchasing and delivery arrangement with McKesson, and lower reimbursement rates, partially offset by the benefits realized from our expanded agreement with McKesson and higher script volume.

Gross profit increased $22.5 million for the twenty-six week period ended August 29, 2015 as compared to the twenty-six week period ended August 30, 2014. Gross profit was positively impacted by increases in front-end gross profit due to increased front-end same store sales and distribution cost savings realized from our expanded agreement with McKesson, partially offset by a decrease in pharmacy gross profit due to the cycling of the McKesson transition benefit noted above and lower reimbursement rates, partially offset by increased pharmacy same store sales.

Gross margin was 28.0% of sales for the thirteen and twenty-six week periods ended August 29, 2015 compared to 29.1% and 28.5% of sales for the thirteen and twenty-six week periods ended August 30, 2014, respectively. The decrease in gross margin for the thirteen and twenty-six week periods was due to the cycling of the McKesson transition benefit noted above, continued reimbursement rate pressures, and a higher estimated LIFO charge, partially offset by increased front-end gross margin due to an improvement in vendor promotional funding and distribution cost savings realized from our expanded agreement with McKesson. We expect to see continued gross margin pressure from reimbursement rate reductions throughout the remainder of the fiscal year.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $6.0 million and $12.0 million for the thirteen and twenty-six week periods ended August 29, 2015, respectively, compared to $1.5 million and $3.1 million for the thirteen and twenty-six week periods ended August 30, 2014, respectively.

Selling, General and Administrative Expenses

SG&A expenses as a percentage of revenues was 25.3% in the thirteen week period ended August 29, 2015 compared to 25.2% in the thirteen week period ended August 30, 2014. The increase in SG&A as a percentage of revenues was driven by increases in payroll and benefit costs, higher occupancy costs and expenses relating to our acquisition of EnvisionRx.

SG&A expenses as a percentage of revenues was 25.4% in the twenty-six week period ended August 29, 2015 compared to 25.3% in the twenty-six week period ended August 30, 2014. The increase in SG&A as a percentage of revenues was due primarily to salary and payroll related increases, increased depreciation and amortization related to our increased capital spending, expenses relating to our acquisition of EnvisionRx, and incremental costs associated with the opening of additional RediClinics.

Pharmacy Services Segment

Acquisition of EnvisionRx

On June 24, 2015, we completed our previously announced acquisition of EnvisionRx, pursuant to the terms of the agreement (“Agreement”) dated February 10, 2015. EnvisionRx, our new Pharmacy Services segment, is a full-service pharmacy services provider. EnvisionRx provides both transparent and traditional pharmacy benefit manager (“PBM”) options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services; access to the nation’s largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC’s EnvisionRx Plus Silver product for the low income auto-assign market and its Clear Choice product for the chooser market. EnvisionRx operates as our 100 percent owned subsidiary.  We believe that the acquisition of EnvisionRx will expand our retail healthcare platform and enhance our health and wellness offerings by combining EnvisionRx’s broad suite of PBM and pharmacy-related businesses with the our established retail platform to provide our customers and patients with an integrated offering across retail, specialty and mail-order channels.

Pursuant to the terms of the Agreement, as consideration for the acquisition of EnvisionRx (the “Acquisition”), we paid $1,883.4 million in cash, subject to certain adjustments, and issued 27,754 shares of Rite Aid common stock. We financed the cash portion of the Acquisition with borrowings under our Senior Secured Credit Facility and the net proceeds from the April 2, 2015 issuance of $1.8 billion aggregate principal amount of 6.125% senior notes due 2023 (the “6.125% Notes”). The consideration associated with the common stock was $240.9 million based on a stock price of $8.68 per share, representing the closing price of Rite Aid common stock on the date of the Acquisition. In addition, following the closing, we are obligated to pay the former owners of EnvisionRx their pro rata share of the settlement payment to be received by EnvisionRx from the Centers of Medicare and Medicaid Services (“CMS”) for the 2014 plan year, net of amounts due to EnvisionRx’ reinsurer. The settlement payment is expected to be approximately $116.5 million, which is included in accrued salaries, wages and other current liabilities as of August 29, 2015. The purchase price adjustments have not yet been finalized and therefore, the final purchase price of the Acquisition is subject to change and the impact of the changes may be material.

Pharmacy Services Segment Results of Operations

Pharmacy Services segment revenue for the thirteen and twenty-six week periods ended August 29, 2015 was $1,071.9 million. Pharmacy Services Adjusted EBITDA for the thirteen and twenty-six week periods ended August 29, 2015 was $33.2 million or 3.1 percent of Pharmacy Services revenue. In addition, gross profit for the thirteen and twenty-six week periods ended August 29, 2015 was $61.8 million for our Pharmacy Services segment. Pharmacy Services segment selling, general and administrative expenses for the thirteen and twenty-six week periods ended August 29, 2015 were $46.9 million.

As our core PBM business grows, added opportunities are created for our Envision mail and specialty pharmacies. With specialty drugs expected to comprise 50% of all prescription spending by 2018, our specialty pharmacy is being embraced by more clients and has seen a 37% increase in monthly prescription volume over the past six months.

In addition, based on preliminary 2016 benchmark results received from CMS, the Envision Insurance Company will retain 14 of 34 CMS regions, which compares to 24 regions in 2015. With the annual Part D bidding process becoming increasingly price competitive, we are maintaining a focus on acquiring low income subsidy and chooser members at a premium and profit levels that ensure the continued delivery of attractive benefits and satisfying service. While we are decreasing in geographies and anticipate a reduction in covered lives of approximately 65,000, we still expect to have over 300,000 individual Medicare Part D program Prescription Drug Plan (“PDP”) lives in 2016 and increased membership in the Rite Aid retail footprint.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our senior secured revolving credit facility (“Amended and Restated Senior Secured Credit Facility” or “revolver”). Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of August 29, 2015 was $1,177.3 million, which consisted of revolver borrowing capacity of $1,176.1 million and invested cash of $1.2 million.

Credit Facility

On January 13, 2015, we amended and restated our Amended and Restated Senior Secured Credit Facility, which, among other things, increased borrowing capacity from $1.795 billion to $3.0 billion (which further increased to $3.7 billion upon the redemption of our 8.00% Notes on August 15, 2015), and extended the maturity to January 2020 from February 2018. We used borrowings under the revolver to repay and retire all of the $1.144 billion outstanding under our Tranche 7 Senior Secured Term Loan due 2020, along with associated fees and expenses. Borrowings under the revolver bear interest at a rate per annum between LIBOR plus 1.50% and LIBOR plus 2.00% based upon the average revolver availability (as defined in the Amended and Restated Senior Secured Credit Facility). We are required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the revolver, depending on the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). Amounts drawn under the revolver become due and payable on January 13, 2020.

On February 10, 2015, we amended the Amended and Restated Senior Secured Credit Facility to, among other things, increase the flexibility of Rite Aid to incur and/or issue unsecured indebtedness, including in connection with the acquisition of EnvisionRx, and made certain other modifications to the covenants applicable to Rite Aid and its subsidiaries.

Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 29, 2015, we had $2,453.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $70.9 million, which resulted in additional borrowing capacity of $1,176.1 million. If at any time the total credit exposure outstanding under our Amended and Restated Senior Secured Credit Facility and the principal amount of our other senior obligations exceeds the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall.

The Amended and Restated Senior Secured Credit Facility restricts us and the Subsidiary Guarantors (as defined herein) from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store deposit accounts, cash necessary to cover our current liabilities, cash proceeds of notes issued in connection with a proposed business acquisition, including the proceeds from our April 2, 2015 issuance of $1.8 billion of our 6.125% Notes, issued to finance the cash portion of our acquisition of EnvisionRx, and certain other exceptions) and from accumulating cash on hand with revolver borrowings in excess of $100.0 million over three consecutive business days. The Amended and Restated Senior Secured Credit Facility also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under our Amended and Restated Senior Secured Credit Facility or (b) the sum of revolver availability under our Amended and Restated Senior Secured Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $100.0 million for three consecutive business days (a “cash sweep period”), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Amended and Restated Senior Secured Credit Facility, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our Amended and Restated Senior Secured Credit Facility.

The Amended and Restated Senior Secured Credit Facility allows us to have outstanding, at any time, up to $1.5 billion (or $1.8 billion solely to the extent incurred for the funding of the EnvisionRx acquisition) in secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Amended and Restated Senior Secured Credit Facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest of (a) the fifth anniversary of the effectiveness of the Amended and Restated Senior Secured Credit Facility and (b) the latest maturity date of any Term Loan or Other Revolving Loan (each as defined in the Amended and Restated Senior Secured Credit Facility) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date and, with respect to any escrow notes issued by Rite Aid, excluding any special mandatory redemption of the type described in clause (iii) of the definition of “Escrow Notes” in the Amended and Restated Senior Secured Credit Facility). Subject to the limitations described in clauses (a) and (b) of the immediately preceding sentence, the Amended and Restated Senior Secured Credit Facility additionally allows us to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Amended and Restated Senior Secured Credit Facility) is not in effect; provided, however, that certain of our other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Amended and Restated Senior Secured Credit Facility also contains certain restrictions on the amount of secured first priority debt we are able to incur. The Amended and Restated Senior Secured Credit Facility also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Amended and Restated Senior Secured Credit Facility is not in default and we maintain availability under our revolving credit facility of more than $365.0 million.

As of January 13, 2015, the Amended and Restated Senior Secured Credit Facility has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolving credit facility is less than $200.0 million or (b) on the third consecutive business day on which availability under the revolving credit facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolving credit facility is equal to or greater than $250.0 million. As of August 29, 2015, the availability was at a level that did not did not trigger this covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of August 29, 2015, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.4 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of August 29, 2015, we had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

Financing for the Acquisition

On April 2, 2015, we issued $1.8 billion aggregate principal amount of our 6.125% Notes to finance the majority of the cash portion of our acquisition of EnvisionRx, which closed on June 24, 2015. Our obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of our subsidiaries that guarantee our obligations under the Amended and Restated Senior Secured Credit Facility, the Tranche 1 Term Loan, the Tranche 2 Term Loan, the 9.25% senior notes due 2020 (the “9.25% Notes”) and the 6.75% senior notes due 2021 (the “6.75% Notes”) (the “Rite Aid Subsidiary Guarantors”), including EnvisionRx and certain of its domestic subsidiaries other than EIC (the “EnvisionRx Subsidiary Guarantors” and, together with the Rite Aid Subsidiary Guarantors, the “Subsidiary Guarantors”). The guarantees are unsecured. The 6.125% Notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of our other unsecured, unsubordinated indebtedness.

Other

During May 2015, $64.1 million of our 8.5% convertible notes due 2015 were converted into 24.8 million shares of common stock, pursuant to their terms. The remaining $0.1 million of our 8.5% convertible notes due 2015 were repurchased by us upon maturity.

On August 15, 2015, we completed the redemption of all of our outstanding $650.0 million aggregate principal amount of our 8.00% Notes. In connection with the redemption, we recorded a loss on debt retirement, including call premium and unamortized debt issue costs of $33.2 million during the second quarter of fiscal 2016.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash flow provided by operating activities was $341.6 million and $362.2 million in the twenty-six week periods ended August 29, 2015 and August 30, 2014, respectively. Operating cash flow was negatively impacted by an increase in inventory as a result of normal seasonal inventory build, partially offset by an increase in accounts payable relating to the timing of inventory purchases.

Cash used in investing activities was $2,088.6 million and $297.3 million for the twenty-six week periods ended August 29, 2015 and August 30, 2014, respectively. Cash used in investing activities increased due to expenditures of $1,779.6 million, net of cash acquired, related to the acquisition of EnvisionRx compared to the prior year expenditures of $69.8 million, net of cash acquired, related to the acquisitions of Health Dialog and RediClinic in April 2014. Cash used for the purchase of property, plant, and equipment was higher than in the prior year due to a higher investment in Wellness store remodels.

Cash provided by financing activities was $1,783.8 million for the twenty-six week period ended August 29, 2015 compared to cash used in financing activities of $25.5 million for the twenty-six week period ended August 30, 2014. Cash provided by financing activities for the twenty-six weeks ended August 29, 2015 reflects $1.8 billion in proceeds from our 6.125% Notes, which was used to finance the cash portion of our acquisition of EnvisionRx, which is included in investing activities, as well as net proceeds from the revolver of $728.0 million. We also redeemed $650.0 million of our 8.0% senior secured notes and made scheduled payments of $11.0 million on our capital lease obligations. Additionally, we paid an early redemption premium of $26.0 million in connection with the redemption of our 8.0% senior secured notes and deferred financing costs paid in connection with the January 2015 senior secured credit facility refinancing and 6.125% Notes proceeds. Cash provided by financing activities also reflects proceeds from the issuance of common stock and excess tax benefit on stock options, partially offset by a reduction in our zero balance bank accounts.

Capital Expenditures

During the thirteen and twenty-six week periods ended August 29, 2015 and August 30, 2014 capital expenditures were as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
New store construction, store relocation and store remodel projects	$84,382	$65,763	$166,054	$126,625
Technology enhancements, improvements to distribution centers and other corporate requirements	46,264	33,528	105,629	67,008
Purchase of prescription files from other retail pharmacies	29,169	20,437	43,462	40,023
Total capital expenditures	$159,815	$119,728	$315,145	$233,656

We are operating 1,859 Wellness stores as of August 29, 2015. We plan on making total capital expenditures of approximately $665.0 million during fiscal 2016, consisting of approximately $330.0 million related to store relocations and remodels and new store construction, $220.0 million related to infrastructure and maintenance requirements, $100.0 million related to prescription file purchases and $15 million related to EnvisionRx expenditures. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

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

In addition to the critical accounting policies that require the use of significant judgments and estimates by management as referenced in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” discussed in our Fiscal 2015 10-K, we have added the following critical accounting policies as a result of our June 24, 2015 Acquisition of EnvisionRx (the “Acquisition”) and the related addition of our new Pharmacy Services Segment:

Revenue Recognition — Pharmacy Services Segment

Our Pharmacy Services segment sells prescription drugs indirectly through our retail pharmacy network and directly through our mail service dispensing pharmacy. We recognize revenues in our Pharmacy Services segment from (i) our mail service dispensing pharmacy and (ii) prescription drugs sold under retail pharmacy network contracts where we are the principal using the gross method at the contract prices negotiated with our clients, primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States. Revenue from our Pharmacy Services segment includes: (i) the portion of the price the client pays directly to us, net of any volume-related or other discounts paid back to the client, (ii) the price paid to us (“Mail Co-Payments”) by individuals included in our clients’ benefit plans, and (iii) administrative fees. Sales taxes are not included in revenue.

We recognize revenue in the Pharmacy Services segment when: (i) persuasive evidence that the prescription drug sale has occurred or a contractual arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. The following revenue recognition policies have been established for the Pharmacy Services segment.

•                  Revenues generated from prescription drugs sold by third party pharmacies in the Pharmacy Services segment’s retail pharmacy network and associated administrative fees are recognized at the Pharmacy Services segment’s point-of-sale, which is when the claim is adjudicated by the Pharmacy Services segment’s online claims processing system.

•                  Revenues generated from prescription drugs sold by our mail service dispensing pharmacy are recognized when the prescription is delivered. At the time of delivery, the Pharmacy Services segment has performed substantially all of its obligations under its client contracts and does not experience a significant level of returns or reshipments.

•                  Revenues generated from administrative fees based on membership or claims volume are recognized monthly based upon active membership in the plan or actual claims volume.

We determine whether we are the principal or agent for our retail pharmacy network transactions on a contract by contract basis. In the majority of our contracts, we have determined we are the principal due to us: (i) being the primary obligor in the arrangement, (ii) having discretion in supplier selection, (iii) having involvement in the determination of product or service specifications, and (iv) having credit risk. Our obligations under our client contracts for which revenues are reported using the gross method are separate and distinct from our obligations to the third party pharmacies included in our retail pharmacy network contracts. Pursuant to these contracts, we are contractually required to pay the third party pharmacies in our retail pharmacy network for products sold, regardless of whether we are paid by our clients. Our responsibilities under these client contracts typically include validating eligibility and coverage levels, communicating the prescription price and the co-payments due to the third party retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the physician prior to dispensing, suggesting clinically appropriate generic alternatives where appropriate and approving the prescription for dispensing. Although we do not have credit risk with respect to retail co-payments, we believe that all of the other indicators of gross revenue reporting are present.

We deduct from our revenues that are generated from prescription drugs sold by third party pharmacies the manufacturers’ rebates that are earned by our clients based on their members’ utilization of brand-name formulary drugs.  For the majority of our clients, we pass these rebates to clients at point-of-sale based on actual claims data and our estimates of the manufacturers’ rebates earned by our clients. We base our estimates on the best available data and recent history for the various factors that can affect the amount of rebates earned by the client. We also deduct from our revenues pricing guarantees and guarantees regarding the level of service we will provide to the client or member as well as other payments made to our clients. Because the inputs to most of these estimates are not subject to a high degree of subjectivity or volatility, the effect of adjustments between estimated and actual amounts have not been material to our results of operations or financial condition.

We participate in the federal government’s Medicare Part D program as a PDP through our EIC subsidiary. Our net revenues include insurance premiums earned by the PDP, which are determined based on the PDP’s annual bid and related contractual arrangements with CMS. The insurance premiums include a beneficiary premium, which is the responsibility of the PDP member, but is subsidized by CMS in the case of low-income members, and a direct premium paid by CMS. Premiums collected in advance are initially deferred as accrued expenses and are then recognized ratably as revenue over the period in which members are entitled to receive benefits.

We have recorded estimates of various assets and liabilities arising from our participation in the Medicare Part D program based on information in our claims management and enrollment systems. Significant estimates arising from our participation in the Medicare Part D program include: (i) estimates of low-income cost subsidy, reinsurance amounts and coverage gap discount amounts ultimately payable to or receivable from CMS based on a detailed claims reconciliation, (ii) an estimate of amounts receivable from CMS under a risk-sharing feature of the Medicare Part D program design, referred to as the risk corridor and (iii) estimates for claims that have been reported and are in the process of being paid or contested and for our estimate of claims that have been incurred but have not yet been reported. Actual amounts of Medicare Part D-related assets and liabilities could differ significantly from amounts recorded. Historically, the effect of these adjustments has not been material to our results of operations or financial position.

Vendor Allowances and Purchase Discounts — Pharmacy Services Segment

Our Pharmacy Services segment receives purchase discounts on products purchased. Contractual arrangements with vendors, including manufacturers, wholesalers and retail pharmacies, normally provide for the Pharmacy Services segment to receive purchase discounts from established list prices in one, or a combination, of the following forms: (i) a direct discount at the time of purchase or (ii) a discount (or rebate) paid subsequent to dispensing when products are purchased indirectly from a manufacturer (e.g., through a wholesaler or retail pharmacy). These rebates are recognized when prescriptions are dispensed and are generally calculated and billed to manufacturers within 30 days of the end of each completed quarter. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material to the results of operations. We account for the effect of any such differences as a change in accounting estimate in the period the reconciliation is completed. The Pharmacy Services segment also receives additional discounts under its wholesaler contract. In addition, the Pharmacy Services segment receives fees from pharmaceutical manufacturers for administrative services. Purchase discounts and administrative service fees are recorded as a reduction of cost of revenues.

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

The following is a reconciliation of Adjusted EBITDA to our net income for the thirteen and twenty-six week periods ended August 29, 2015 and August 30, 2014:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
	(dollars in thousands)
Net income	$21,469	$127,849	$40,305	$169,295
Interest expense	115,410	100,950	239,017	201,770
Income tax expense	16,463	19,860	28,904	31,741
Depreciation and amortization expense	127,699	101,484	237,348	204,589
LIFO charges	5,986	1,544	11,973	3,089
Lease termination and impairment charges	9,637	7,111	14,659	11,959
Loss on debt retirements, net	33,205	—	33,205	—
Other	16,955	5,368	40,676	24,336
Adjusted EBITDA	$346,824	$364,166	$646,087	$646,779

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of August 29, 2015.

Fiscal Year	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value at 08/29/2015
	(dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$90	$—	$—	$—	$—	$3,935,001	$3,935,091	$4,153,900
Average Interest Rate	7.61%	0.00%	0.00%	0.00%	0.00%	7.11%	7.11%
Variable Rate	$—	$—	$—	$—	$2,453,000	$970,000	$3,423,000	$3,354,110
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	2.18%	5.30%	3.06%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility, Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of August 29, 2015, our annual interest expense would change by approximately $25.6 million.

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

(b)  Changes in Internal Control over Financial Reporting

On June 24, 2015, we completed our previously announced acquisition of EnvisionRx, at which time EnvisionRx became a subsidiary of the Company. See Note 2 to the condensed consolidated financial statements contained in this Quarterly Report for further details about the transaction. As a result of the Acquisition, we are currently in the process of assessing and integrating EnvisionRx’s internal controls over financial reporting into our financial reporting controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Fiscal 2015 10-K, filed with the SEC on April 23, 2015.  The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with the 10-K.

With respect to the previously disclosed Civil Investigative Demand Subpoena Duces Tecum issued by the United States Attorney’s Office for the Eastern District of Michigan, in order to enable the parties to discuss a possible resolution, the Medicaid Fraud Control Units of the several states, commonwealths and the District of Columbia and Rite Aid have entered into an agreement tolling the statute of limitations until October 7, 2015.  The parties agreed to extend the tolling agreement until April 7, 2016.  At this stage of the proceedings, Rite Aid is unable to predict the outcome of any review by the government of such information.

With respect to the previously disclosed investigation regarding the Company’s sale of products containing pseudoephedrine, on September 2, 2015, the Company received a subpoena from a grand jury sitting in the United States District Court for the Southern District of West Virginia requesting additional information in connection with said investigation.

ITEM 1A.  Risk Factors

In addition to the risk factors set forth below and the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Fiscal 2015 10-K, filed with the SEC on April 23, 2015, which could materially affect our business, financial condition or future results.

Risks Related to the Acquisition of EnvisionRx

We are subject to integration risks as a result of the Acquisition, and we may not realize the anticipated benefits of the Acquisition in the time frame anticipated, or at all.

We believe we will benefit from the integration of our client and patient packages with those of EnvisionRx, and realize other synergies as a result of the Acquisition. However, we are subject to integration risks related to the Acquisition, including difficulties in achieving anticipated cost savings, synergies, business opportunities and revenue opportunities from combining the businesses; difficulties in assimilation of employees; and challenges in keeping existing customers and obtaining new customers. Integration efforts between the two companies may also divert management attention and resources. Additionally, we may not be able to successfully capture all anticipated synergies in the time frame anticipated, or at all. Any inability to realize the potential benefits of the Acquisition, as well as any delays in integration, could have an adverse effect on our business, financial condition and results of operations.

The Acquisition may cause disruptions in the business of EnvisionRx, which could have an adverse effect on our business, financial condition or results of operations.

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

These disruptions could have an adverse effect on our business, financial condition and results of operations.

If goodwill or other intangible assets that we record in connection with the EnvisionRx Acquisition become impaired, such impairments could have an adverse impact on our earnings and capital.

In connection with the accounting for the Acquisition, we recorded a significant amount of goodwill and other intangible assets. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets have been impaired. Finite-lived intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and stockholders’ equity in future periods.

Risks Related to the PBM Industry

Risks of declining gross margins in the PBM industry could adversely impact the profitability of EnvisionRx.

The PBM industry has been experiencing margin pressure as a result of competitive pressures and increased client demands for lower prices, enhanced service offerings and/or better service levels, and higher rebate yields. With respect to rebate yields, EnvisionRx maintains contractual relationships with brand name pharmaceutical manufacturers that provide for rebates on drugs dispensed by pharmacies in its retail network and by its mail order pharmacy (all or a portion of which may be passed on to clients). Manufacturer rebates often depend on a PBM’s ability to meet contractual market share or other requirements, including in some cases the placement of a manufacturer’s products on the PBM’s formularies. If EnvisionRx loses its relationship with one or more pharmaceutical manufacturers, or if the rebates provided by pharmaceutical manufacturers decline, our business and financial results could be adversely affected. Further, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to patent term extensions, rebate arrangements with pharmaceutical manufacturers, or to formulary management or other PBM services could also reduce the manufacturer rebates EnvisionRx receives.

EnvisionRx also maintains contractual relationships with participating pharmacies that provide for discounts on retail transactions for generic drugs and brand drugs dispensed by pharmacies in its retail network. If EnvisionRx loses its relationship with one or more of the larger pharmacies in its network, or if the retail discounts provided by network pharmacies decline, our business and financial results could be adversely affected. In addition, changes in federal or state laws or regulations or the adoption of new laws or regulations relating to claims processing and billing, including EnvisionRx’s ability to collect network administration and technology fees, could adversely impact EnvisionRx’s profitability.

Efforts to reduce reimbursement levels and alter health care financing practices could adversely affect the results of operations of EnvisionRx.

The continued efforts of health maintenance organizations and other managed care organizations, PBM companies, government entities, and other third party payors to reduce prescription drug costs and pharmacy reimbursement rates, may impact EnvisionRx’s profitability. In particular, increased utilization of generic pharmaceuticals has resulted in pressure on PBM companies to decrease reimbursement payments to retail and mail order pharmacies for generic drugs. Historically, the effect of this trend has resulted in EnvisionRx providing contractual financial performance guarantees to certain of its PBM clients with respect to minimum generic drug price discounts for EnvisionRx’s retail pharmacy network and its mail order pharmacy. Any inability of EnvisionRx to achieve guaranteed minimum generic drug price discounts provided to its PBM clients could have an adverse effect on our results of operations.

In addition, during the past several years, the United States health care industry has been subject to an increase in governmental regulation, licensing, and audits at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are continuing at the federal and state government levels. Changing political, economic and regulatory influences may significantly affect health care financing and reimbursement practices. A change in the composition of pharmacy prescription volume toward programs offering lower reimbursement rates could negatively impact EnvisionRx’s profitability.

The Patient Care Act and the Health Care and Education Reconciliation Act made several significant changes to Medicaid rebates and to reimbursement. One of these changes was to revise the definition of the AMP, a pricing element common to most payment formulas, and the reimbursement formula for multi-source (i.e., generic) drugs. In addition, the Patient Care Act and related federal acts made other changes that affect the coverage and plan designs that are or will be provided by many of our health plan clients, including the requirement for health insurers to meet a minimum medical loss ratio to avoid having to pay rebates to enrollees.

Another of these changes by Patient Care Act was to require stand-alone prescription plans and medical plans to coordinate data in order to keep track of maximum total out-of-pocket costs to covered individuals. This may result in fewer employer plans carving out prescription drug coverage could indirectly impact our services and/or business practices.

The possibility of PBM client loss and/or the failure to win new PBM business could impact the ability of EnvisionRx to secure new business.

EnvisionRx’s PBM business generates net revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan members. PBM client contracts often have terms of approximately three years in duration, so approximately one third of a PBM’s client base typically is subject to renewal each year. In some cases, however, PBM clients may negotiate a shorter or longer contract term or may require early or periodic renegotiation of pricing prior to expiration of a contract. In addition, the reputational impact of a service-related incident could negatively affect our ability to grow and retain EnvisionRx’s client base. Further, the PBM industry has been impacted by consolidation activity that may continue in the future. In the event one or more of Envision Rx’s PBM clients is acquired by an entity that obtains PBM services from a competitor, Envision Rx may be unable to retain all or a portion of its client’s business. For these reasons, EnvisionRx continually faces challenges in competing for new PBM business and retaining or renewing our existing PBM business. There can be no assurance that EnvisionRx will be able to win new business or secure renewal business on terms as favorable to it as the present terms. These circumstances, either individually or in the aggregate, could result in an adverse effect on our business and financial results.

Possible changes in industry pricing benchmarks could impact the business of EnvisionRx.

It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace Average Wholesale Price (“AWP”), which is the pricing reference used for many of EnvisionRx’s PBM client contracts, pharmaceutical manufacturer rebate agreements, retail pharmacy network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of drug payments. Future changes to the use of AWP or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact the reimbursement EnvisionRx receives from Medicare programs and Medicaid health plans, the reimbursement EnvisionRx receives from PBM clients and other payors and/or its ability to negotiate rebates with pharmaceutical manufacturers, acquisition discounts with wholesalers and retail discounts with network pharmacies. The effect of these possible changes on our business cannot be predicted at this time.

Regulatory or business changes relating to EnvisionRx’s participation in Medicare Part D, the loss of Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D, may adversely impact our business and our financial results.

One of EnvisionRx’s subsidiaries, EIC, is an insurer domiciled in Ohio (with Ohio as its primary insurance regulator) and licensed in all 50 states, and is approved to function as a Medicare Part D Prescription Drug Plan (“PDP”) plan sponsor for purposes of individual insurance products offered to Medicare-eligible beneficiaries and for purposes of making employer/union-only group waiver plans available for eligible clients. EnvisionRx also provides other products and services in support of our clients’ Medicare Part D plans or the Federal Retiree Drug Subsidy program. EnvisionRx has made, and may be required to make further, substantial investments in the personnel and technology necessary to administer its Medicare Part D strategy. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program and we can give no assurance that these risks will not materially adversely impact the business of EnvisionRx and our financial results in future periods.

EIC is subject to various contractual and regulatory compliance requirements associated with participating in Medicare Part D. EIC is subject to certain aspects of state laws regulating the business of insurance in all jurisdictions in which EIC offers its PDP plans. As a PDP sponsor, EIC is required to comply with Federal Medicare Part D laws and regulations applicable to PDP sponsors. Additionally, the receipt of Federal funds made available through the Part D program by us, our affiliates, or clients is subject to compliance with the Part D regulations and established laws and regulations governing the Federal government’s payment for healthcare goods and services, including the Anti-Kickback Statute and the False Claims Act. Similar to our requirements with other clients, EnvisionRx’s policies and practices associated with operating its PDP are subject to audit. If material contractual or regulatory non-compliance was to be identified, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, could be imposed. Further, the adoption or promulgation of new or more complex regulatory requirements associated with Medicare may require EnvisionRx to incur significant compliance-related costs which could adversely impact our business and our financial results.

In addition, due to the availability of Medicare Part D, some of EnvisionRx’s employer clients may decide to stop providing pharmacy benefit coverage to retirees, instead allowing the retirees to choose their own Part D plans, which could cause a reduction in demand for EnvisionRx’s Medicare Part D group insurance products. Extensive competition among Medicare Part D plans could also result in the loss of Medicare Part D members by our managed care customers, which would also result in a decline in EnvisionRx’s membership base. Like many aspects of EnvisionRx’s business, the administration of the Medicare Part D program is complex. Any failure to execute the provisions of the Medicare Part D program may have an adverse effect on our financial position, results of operations or cash flows. As discussed above, in March 2010, comprehensive healthcare reform was enacted into federal law through the passage of the Patient Care Act. Additionally, as described above, the Patient Care Act contains various changes to the Part D program and could have a financial impact on EnvisionRx’s PDP and its clients’ demand for our other Part D products and services.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities.  The table below is a listing of repurchases of common stock during the second quarter of fiscal 2016.

Fiscal period:	Total Number of Shares Repurchased (,000)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
May 31 to June 27, 2015(1)	1,853	$8.64	—	—
June 28 to July 25, 2015(1)	—	$—	—	—
July 26 to August 29, 2015	40	$8.41	—	—

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
4.2

First Supplemental Indenture, dated as of May 15, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture, dated as of February 27, 2012, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company’s 9.25% Senior Notes due 2020

Exhibit 4.23 to the Registration Statement on Form S-4, File No. 181651, filed on May 24, 2012
4.3	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
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

Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.7	Indenture, dated as of May 29, 2008, between Rite Aid Corporation, as issuer, and The Bank of New York Trust Company, N.A., as trustee, related to the Company’s Senior Debt Securities	Exhibit 4.1 to Form 8-K, filed on June 2, 2008
4.8

Indenture, dated as of July 2, 2013, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company’s 6.75% Senior Notes due 2021

Exhibit 4.1 to Form 8-K, filed on July 2, 2013
4.9	Registration Rights Agreement, dated as of February 10, 2015, by and among Rite Aid Corporation, TPG VI Envision, L.P., TPG VI DE BDH, L.P. and Envision Rx Options Holdings Inc.	Exhibit 10.3 to Form 8-K, filed on February 13, 2015
4.10	Indenture, dated as of April 2, 2015, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust	Exhibit 4.1 to Form 8-K, filed on April 2, 2015

Company, N.A., related to the Company’s 6.125% Senior Notes due 2023
4.11

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
101.

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at August 29, 2015 and February 28, 2015, (ii) Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended August 29, 2015 and August 30, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six week periods ended August 29, 2015 and August 30, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended August 29, 2015 and August 30, 2014 and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 6, 2015	RITE AID CORPORATION

	By:	/s/ DARREN W. KARST
Darren W. Karst
Executive Vice President and
Chief Financial Officer

Date: October 6, 2015	By:	/s/ DOUGLAS E. DONLEY
Douglas E. Donley
Senior Vice President and
Chief Accounting Officer