Form 10-Q
period 2015-11-28
RITE AID CORP
filed 2016-01-06
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2015

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

The registrant had 1,046,463,323 shares of its $1.00 par value common stock outstanding as of December 17, 2015.

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

•                  the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments and related tax matters;

•                  the inability to complete the proposed acquisition (the “Merger”) of us by Walgreens Boots Alliance, Inc., a Delaware corporation (“WBA”), due to the failure to obtain stockholder approval to adopt the Merger Agreement (as defined herein) or failure to satisfy the other conditions to the completion of the Merger, including receipt of required regulatory approvals:

•                  the risk that the Merger Agreement may be terminated in certain circumstances that require us to pay WBA a termination fee of $325 million and/or reimburse WBA’s expenses of $45 million, which reimbursement would be deducted from any termination fee owed to WBA;

•                  risks that the proposed Merger disrupts our current plans and operations or affects our ability to retain or recruit key employees;

•                  the effect of the announcement of the Merger on Rite Aid’s business relationships (including, without limitation customers and suppliers), operating results and business generally;

•                  the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger;

•                  risks related to the Merger diverting management’s or employees’ attention from ongoing business operations;

•                  risks associated with the financing of the Merger transaction;

•                  the risk that our stock price may decline significantly if the Merger is not completed;

•                  risks related to obtaining the requisite consents to the Merger, including, without limitation, the timing (including possible delays) and expiration or termination of the applicable waiting periods under the HSR Act and other applicable antitrust laws, and the risk that such consents might not be received;

•                  the risk that the Merger may not be completed in a timely manner, if at all;

•                  risks related to other business effects, including the effects of industry, market, economic, political or regulatory conditions, future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies or competitive development;

•                  the nature, cost and outcome of pending and future litigation and other legal proceedings or governmental investigations, including any such proceedings related to the Merger and instituted against us and others; and

•                  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” either included herein or in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015 (the “Fiscal 2015 10-K”), which we filed with the SEC on April 23, 2015, our Quarterly Report on Form 10-Q for the thirteen weeks ended May 30, 2015 (the “First Quarter 2016 10-Q”), which we filed on June 22, 2015, and our Quarterly Report on Form 10-Q for the thirteen weeks ended August 29, 2015 (the “Second Quarter 2016 10-Q”), which we filed on October 6, 2015. These documents are available on the SEC’s website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	November 28, 2015	February 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$226,252	$115,899
Accounts receivable, net	1,555,352	980,904
Inventories, net of LIFO reserve of $1,015,487 and $997,528	2,871,929	2,882,980
Deferred tax assets	17,823	17,823
Prepaid expenses and other current assets	133,811	224,152
Total current assets	4,805,167	4,221,758
Property, plant and equipment, net	2,264,251	2,091,369
Goodwill	1,554,747	76,124
Other intangibles, net	1,206,105	421,480
Deferred tax assets	1,573,295	1,766,349
Other assets	314,515	286,172
Total assets	$11,718,080	$8,863,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$29,135	$100,376
Accounts payable	1,663,483	1,133,520
Accrued salaries, wages and other current liabilities	1,412,694	1,193,419
Deferred tax liabilities	57,685	57,685
Total current liabilities	3,162,997	2,485,000
Long-term debt, less current maturities	7,287,911	5,483,415
Lease financing obligations, less current maturities	50,434	61,152
Other noncurrent liabilities	715,910	776,629
Total liabilities	11,217,252	8,806,196
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 1,046,469 and 988,558	1,046,469	988,558
Additional paid-in capital	4,805,243	4,521,023
Accumulated deficit	(5,306,826)	(5,406,675)
Accumulated other comprehensive loss	(44,058)	(45,850)
Total stockholders’ equity	500,828	57,056
Total liabilities and stockholders’ equity	$11,718,080	$8,863,252

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	November 28, 2015	November 29, 2014
Revenues	$8,154,184	$6,692,333
Costs and expenses:
Cost of revenues	6,151,305	4,769,020
Selling, general and administrative expenses	1,777,647	1,692,437
Lease termination and impairment charges	7,011	8,702
Interest expense	106,879	97,400
Loss on debt retirements, net	—	18,512
Loss (gain) on sale of assets, net	3,331	(455)
	8,046,173	6,585,616
Income before income taxes	108,011	106,717
Income tax expense	48,468	1,871
Net income	$59,543	$104,846
Computation of income attributable to common stockholders:
Net income	$59,543	$104,846
Add back — interest on convertible notes	—	1,364
Income attributable to common stockholders—diluted	$59,543	$106,210
Basic income per share	$0.06	$0.11
Diluted income per share	$0.06	$0.10

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	November 28, 2015	November 29, 2014
Net income	$59,543	$104,846
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $398 and $0 tax expense	597	660
Total other comprehensive income	597	660
Comprehensive income	$60,140	$105,506

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirty-Nine Week Period Ended
	November 28, 2015	November 29, 2014
Revenues	$22,466,521	$19,680,448
Costs and expenses:
Cost of revenues	16,681,822	14,059,577
Selling, general and administrative expenses	5,203,058	4,977,315
Lease termination and impairment charges	21,670	20,661
Interest expense	345,895	299,170
Loss on debt retirements, net	33,205	18,512
Loss (gain) on sale of assets, net	3,651	(2,540)
	22,289,301	19,372,695
Income before income taxes	177,220	307,753
Income tax expense	77,372	33,612
Net income	$99,848	$274,141
Computation of income attributable to common stockholders:
Net income	$99,848	$274,141
Add back — interest on convertible notes	—	4,092
Income attributable to common stockholders—diluted	$99,848	$278,233
Basic income per share	$0.10	$0.28
Diluted income per share	$0.10	$0.27

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 28, 2015	November 29, 2014
Net income	$99,848	$274,141
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $1,194 and $0 tax expense	1,792	1,979
Total other comprehensive income	1,792	1,979
Comprehensive income	$101,640	$276,120

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 28, 2015	November 29, 2014
Operating activities:
Net income	$99,848	$274,141
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	373,782	309,203
Lease termination and impairment charges	21,670	20,661
LIFO charges	17,959	4,632
Loss (gain) on sale of assets, net	3,651	(2,540)
Stock-based compensation expense	26,529	16,932
Loss on debt retirements, net	33,205	18,512
Changes in deferred taxes	50,696	—
Excess tax benefit on stock options and restricted stock	(21,436)	(27,647)
Changes in operating assets and liabilities:
Accounts receivable	315,898	(41,493)
Inventories	339	(8,038)
Accounts payable	89,630	(45,047)
Other assets and liabilities, net	(342,234)	(45,357)
Net cash provided by operating activities	669,537	473,959
Investing activities:
Payments for property, plant and equipment	(414,338)	(324,938)
Intangible assets acquired	(97,612)	(79,609)
Acquisition of businesses, net of cash acquired	(1,778,377)	(69,793)
Proceeds from dispositions of assets and investments	8,697	10,559
Net cash used in investing activities	(2,281,630)	(463,781)
Financing activities:
Proceeds from issuance of long-term debt	1,800,000	1,152,293
Net proceeds from revolver	655,000	380,000
Principal payments on long-term debt	(666,967)	(1,443,812)
Change in zero balance cash accounts	(35,011)	(39,934)
Net proceeds from issuance of common stock	8,625	15,523
Financing fees paid for early debt redemption	(26,003)	(13,841)
Excess tax benefit on stock options and restricted stock	21,436	27,647
Deferred financing costs paid	(34,634)	(1,506)
Net cash provided by financing activities	1,722,446	76,370
Increase in cash and cash equivalents	110,353	86,548
Cash and cash equivalents, beginning of period	115,899	146,406
Cash and cash equivalents, end of period	$226,252	$232,954
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $128 and $120, respectively)	$239,869	$284,134
Cash payments of income taxes, net of refunds	$5,808	$5,336
Equipment financed under capital leases	$3,499	$4,749
Equipment received for noncash consideration	$2,011	$1,600
Stock consideration issued in connection with business acquisitions	$240,907	$—
Conversion of the 8.5% convertible notes to common stock	$64,089	$—
Gross borrowings from revolver	$3,983,000	$2,864,000
Gross payments to revolver	$3,328,000	$2,484,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2015 and November 29, 2014

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended November 28, 2015 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2015 10-K.

In addition to the significant accounting policies discussed in the Company’s Fiscal 2015 10-K, the Company has added the following significant accounting policies as a result of its June 24, 2015 acquisition of EnvisionRx (the “Acquisition”), and the related addition of the new Pharmacy Services segment (please see Note 2. Acquisition and Note 14. Segment Reporting for additional details):

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

See Note 14 for additional information about the revenues of the Company’s business segments.

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

See Note 14 for additional information about the cost of revenues of the Company’s business segments.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires an acquirer to recognize provisional adjustments identified during the measurement period in the reporting period in which the adjustment amounts are determined. This amendment requires an acquirer to record the income statement effects, if any, as a result of the change in provisional amounts in the period’s financial statements when the adjustment is determined, calculated as if the accounting had been completed at the acquisition date. This amendment eliminates the requirement to retrospectively account for provisional adjustments. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The Company is in the process of assessing the impact of the adoption of ASU 2015-16 on its financial position, results of operations and cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740)—Balance Sheet Classification of Deferred Taxes. This ASU requires an entity to classify deferred income tax assets and liabilities as noncurrent on the entity’s classified statement of financial position. This amendment eliminates the current requirement to classify deferred tax assets and liabilities as either current or noncurrent on the entity’s statement of financial position. This amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospective to all periods presented. If applied prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and the reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If applied retrospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact of the adoption of ASU 2015-17 on its financial position.

2. Acquisition

On June 24, 2015, the Company completed its previously announced acquisition of TPG VI Envision BL, LLC and Envision Topco Holdings, LLC (“EnvisionRx”), pursuant to the terms of an agreement (“Agreement”) dated February 10, 2015. EnvisionRx, which was a portfolio company of TPG Capital L.P. prior to its acquisition by the Company, is a full-service pharmacy services provider. EnvisionRx provides both transparent and traditional pharmacy benefit manager (“PBM”) options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services; access to the nation’s largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC’s EnvisionRx Plus Silver product for the low income auto-assign market and its Clear Choice product for the chooser market. EnvisionRx is headquartered in Twinsburg, Ohio and operates as a 100 percent owned subsidiary of the Company.

Pursuant to the terms of the Agreement, as consideration for the Acquisition, the Company paid $1,882,211 in cash and issued 27,754 shares of Rite Aid common stock. The Company financed the cash portion of the Acquisition with borrowings under its senior secured revolving credit facility, and the net proceeds from the April 2, 2015 issuance of $1,800,000 aggregate principal amount of 6.125% senior notes due 2023 (the “6.125% Notes”). The consideration associated with the common stock was $240,907 based on a stock price of $8.68 per share, representing the closing price of the Company’s common stock on the closing date of the Acquisition. The closing balance sheet has not yet been finalized, as the Company is still in process of finalizing the valuation, and therefore, the final purchase price and related purchase price allocation of the Acquisition is subject to change.

The Company’s consolidated financial statements for the thirteen and thirty-nine week periods ended November 28, 2015 include EnvisionRx results of operations from the Acquisition date of June 24, 2015 through November 28, 2015 (please see Note 14 Segment Reporting for the Pharmacy Services segment results included within the consolidated financial statements for the thirteen and thirty-nine week periods ended November 28, 2015, which reflects the results of EnvisionRx). The Company’s financial statements reflect preliminary purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

The following allocation of the purchase price and the estimated transaction costs is preliminary and is based on information available to the Company’s management at the time the consolidated financial statements were prepared. Accordingly, the allocation is subject to change and the impact of such changes may be material.

Preliminary purchase price
Cash consideration	$1,882,211
Stock consideration	240,907
Total	$2,123,118
Preliminary purchase price allocation
Cash and cash equivalents	$103,834
Accounts receivable	896,473
Inventories	7,276
Deferred tax assets	516
Prepaid expenses and other current assets	13,820
Total current assets	1,021,919
Property and equipment	13,196
Intangible assets(1)	825,100
Goodwill	1,478,623
Other assets	8,919
Total assets acquired	3,347,757
Accounts payable	491,672
Reinsurance funds held	381,225
Other current liabilities(2)	208,352
Total current liabilities	1,081,249
Other long term liabilities(3)	143,390
Total liabilities assumed	1,224,639
Net assets acquired	$2,123,118

(1)                                      Intangible assets are recorded at estimated fair value, as determined by management based on available information which includes a preliminary valuation prepared by an independent third party. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earnings methods.  The major assumptions used in arriving at the estimated identifiable intangible asset values included management’s preliminary estimates of future cash flows, discounted at an appropriate rate of return which are based on the weighted average cost of capital for both the Company and other market participants, projected customer attrition rates, as well as applicable royalty rates for comparable assets.  The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.  The estimated fair value of intangible assets and related useful lives as included in the preliminary purchase price allocation include:

	Estimated Fair Value	Estimated Useful Life (In Years)
Customer relationships	$585,500	17
CMS license	108,000	25
Claims adjudication and other developed software	59,500	7
Trademarks	15,600	10
Backlog	12,500	3
Trademarks	44,000	Indefinite
Total	$825,100

(2)           Other current liabilities includes $116,500 due to TPG under the terms of the Agreement, representing the amounts due to EnvisionRx from CMS, less corresponding amounts due to various reinsurance providers under certain reinsurance programs, for CMS activities that relate to the year ended December 31, 2014. This liability was satisfied with a payment to TPG on November 5, 2015.

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

During the thirteen and thirty-nine weeks periods ended November 28, 2015, acquisition costs of $0, and $27,072, respectively, were expensed as incurred. The following unaudited pro forma combined financial data gives effect to the Acquisition as if it had occurred as of March 1, 2014.

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

•                  Removal of interest expense incurred by EnvisionRx as the underlying debt was repaid upon the acquisition date.

•                  Removal of debt extinguishment charges incurred by EnvisionRx.

•                  Inclusion of the 27,754 shares of Rite Aid common stock issued to fund the stock portion of the purchase price in the basic and diluted share calculation.

The unaudited pro forma combined results do not include any incremental cost savings that may result from the integration. The adjustments are based on information available to the Company at this time. Accordingly, the adjustments are subject to change and the impact of such changes may be material.

The unaudited pro forma combined information is for informational purposes only.  The unaudited pro forma combined information is not necessarily indicative of what the combined company’s results actually would have been had the Acquisition been completed as of the beginning of the periods as indicated.  In addition, the unaudited pro forma combined information does not purport to project the future results of the combined company.

	Thirteen week Periods Ended		Thirty-Nine week Periods Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
	Pro forma	Pro forma	Pro forma	Pro forma
Net revenues as reported	$8,154,184	$6,692,333	$22,466,521	$19,680,448
EnvisionRx revenue, prior to the acquisition	—	1,080,693	1,735,635	3,067,017
Less pre-acquisition intercompany revenue	—	(68,154)	(104,731)	(199,567)
Pro forma combined revenues	$8,154,184	$7,704,872	$24,097,425	$22,547,898

Net income as reported	$59,543	$104,846	$99,848	$274,141
EnvisionRx net income (loss) before income taxes, prior to the acquisition	—	1,922	(45,307)	9,320
Incremental interest expense on the 6.125% Notes issued on April 2, 2015	—	(28,852)	(11,097)	(86,555)
Incremental amortization resulting from fair value adjustments of the identifiable intangible assets	—	(13,088)	(16,509)	(39,618)
Transaction expenses incurred by both the Company and EnvisionRx	—	—	55,864	—
Interest expense incurred by EnvisionRx	—	14,678	21,984	37,382
Debt extinguishment charges incurred by EnvisionRx	—	—	31,601	—
Income tax expense relating to pro forma adjustments	—	—	(15,601)	—
Pro forma net income	$59,543	$79,506	$120,783	$194,670

Basic income per share	$0.06	$0.08	$0.12	$0.20
Diluted income per share	$0.06	$0.08	$0.12	$0.19

The unaudited pro forma combined information for the thirteen weeks ended November 28, 2015 is identical to the actual results reported by the Company as EnvisionRx results were included in the consolidated operations of the Company for the entire period.

3. Pending Merger

On October 27, 2015, Rite Aid entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WBA, and Victoria Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of WBA (“Victoria Merger Sub”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Victoria Merger Sub will merge with and into Rite Aid (the “Merger”), with Rite Aid surviving the Merger as a 100 percent owned direct subsidiary of WBA. Completion of the Merger is subject to various closing conditions, including but not limited to (i) approval of the Merger Agreement by holders of a majority of the outstanding shares of Rite Aid’s common stock entitled to vote on the Merger, (ii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law or order prohibiting the Merger, and (iv) the absence of a material adverse effect on Rite Aid, as defined in the Merger Agreement. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of Rite Aid’s common stock, par value $1.00 per share, issued and outstanding immediately prior to the effective time (other than shares owned by (i) WBA, Victoria Merger Sub or Rite Aid (which will be cancelled), (ii) stockholders who have properly exercised and perfected appraisal rights under Delaware law, or (iii) any direct or indirect wholly owned subsidiary of Rite Aid or WBA (which will be converted into shares of common stock of the surviving corporation)) will be converted into the right to receive $9.00 per share in cash, without interest.

Rite Aid and WBA and Victoria Merger Sub have each made customary representations, warranties and covenants in the Merger Agreement, including, among other things, that (i) Rite Aid and its subsidiaries will continue to conduct their business in the ordinary course consistent with past practice between the execution of the Merger Agreement and the closing of the Merger and (ii) Rite Aid will not solicit proposals relating to alternative transactions to the Merger or engage in discussions or negotiations with respect thereto, subject to certain exceptions. The Company currently anticipates that the Merger will close in the second half of calendar 2016.

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

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Numerator for income per share:
Net income	$59,543	$104,846	$99,848	$274,141
Add back—interest on convertible notes	—	1,364	—	4,092
Income attributable to common stockholders—diluted	$59,543	$106,210	$99,848	$278,233
Denominator:
Basic weighted average shares	1,039,867	972,688	1,018,783	968,897
Outstanding options and restricted shares, net	17,411	22,793	18,765	25,330
Convertible notes	—	24,796	—	24,796
Diluted weighted average shares	1,057,278	1,020,277	1,037,548	1,019,023
Basic income per share	$0.06	$0.11	$0.10	$0.28
Diluted income per share	$0.06	$0.10	$0.10	$0.27

Due to their antidilutive effect, the following potential common shares have been excluded from the computation of diluted income per share as of November 28, 2015 and November 29, 2014:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Stock options	3,534	4,593	3,534	3,251

During May 2015, $64,089 of the Company’s 8.5% convertible notes due 2015 were converted into 24,762 shares of common stock, pursuant to their terms.

5. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Impairment charges	$540	$1,050	$818	$1,333
Lease termination charges	6,471	7,652	20,852	19,328
	$7,011	$8,702	$21,670	$20,661

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

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Balance—beginning of period	$223,667	$261,130	$241,047	$284,270
Provision for present value of noncancellable lease payments of closed stores	438	569	6,410	1,005
Changes in assumptions about future sublease income, terminations and changes in interest rates	2,000	2,418	2,434	3,835
Interest accretion	4,033	4,665	12,553	14,492
Cash payments, net of sublease income	(15,502)	(17,431)	(47,808)	(52,251)
Balance—end of period	$214,636	$251,351	$214,636	$251,351

6. Fair Value Measurements

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirty-nine week period ended November 28, 2015, long-lived assets from continuing operations with a carrying value of $5,125, primarily store assets, were written down to their fair value of $4,307, resulting in an impairment charge of $818 of which $540 relates to the thirteen week period ended November 28, 2015. During the thirty-nine week period ended November 29, 2014, long-lived assets from continuing operations with a carrying value of $6,060, primarily store assets, were written down to their fair value of $4,727, resulting in an impairment charge of $1,333 of which $1,050 relates to the thirteen-week period ended November 29, 2014. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at November 28, 2015 and November 29, 2014:

Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total as of November 28, 2015
Long-lived assets held for use	$—	$—	$1,747	$1,747
Long-lived assets held for sale	$—	$2,371	$189	$2,560
Total	$—	$2,371	$1,936	$4,307

	Level 1	Level 2	Level 3	Total as of November 29, 2014
Long-lived assets held for use	$—	$—	$1,685	$1,685
Long-lived assets held for sale	$—	$3,042	$—	$3,042
Total	$—	$3,042	$1,685	$4,727

As of November 28, 2015 and November 29, 2014, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.  In addition, the Company has $6,362 of investments, carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets as of November 28, 2015.  The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $7,288,001 and $7,550,055, respectively, as of November 28, 2015. There were no outstanding derivative financial instruments as of November 28, 2015 and February 28, 2015.

7. Income Taxes

The Company recorded an income tax expense of $48,468 and $1,871 for the thirteen week periods ended November 28, 2015 and November 29, 2014, respectively, and an income tax expense of $77,372 and $33,612 for the thirty-nine week periods ended November 28, 2015 and November 29, 2014, respectively. The income tax expense for the thirteen and thirty-nine week periods ended November 28, 2015 was based on an estimated effective tax rate resulting in an overall tax rate of 44.9% and 43.7%, respectively.

The income tax expense for the thirteen week period ended November 29, 2014 is primarily attributable to the accrual of federal, state and local taxes and adjustments to unrecognized tax benefits offset by an adjustment to the valuation allowance. The income tax expense for the thirty-nine week period ended November 29, 2014 is primarily attributable to an increase in the deferred tax valuation allowance to offset the windfall tax benefits recorded in Additional Paid in Capital (“APIC”) pursuant to the tax law ordering approach.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain.  Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. As a result of the Company’s historical operating performance and the more favorable near term outlook for profitability, the Company released $1,841,304 of valuation allowance in the fourth quarter of fiscal year 2015. The Company continues to maintain a valuation allowance against net deferred tax assets of $233,361 and $231,679, which relates primarily to state deferred tax assets at November 28, 2015 and February 28, 2015, respectively.

8. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position.  EIC is subject to minimum capital and surplus requirements in certain states.  The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $48,985 as of September 30, 2015.  EIC was in excess of the minimum required amounts in these states as of November 28, 2015.

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

As of November 28, 2015, accounts receivable, net included $227,637 due from CMS and accrued salaries, wages and other current liabilities included $142,835 of EIC liabilities under certain reinsurance contracts.  EIC limits its exposure to loss and recovers a portion of benefits paid by utilizing quota-share reinsurance with a commercial reinsurance company.

9. Goodwill and Other Intangible Assets

Goodwill and indefinitely-lived intangible assets, such as certain trademarks acquired in connection with acquisition transactions, are not amortized, but are instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. During the thirty-nine weeks ended November 28, 2015 and the fifty-two weeks ended February 28, 2015, no impairment charges have been taken against the Company’s goodwill or indefinitely-lived intangible assets. Below is a summary of the changes in the carrying amount of goodwill for the thirty-nine week period ended November 28, 2015:

	November 28, 2015
	Retail Pharmacy	Pharmacy Services	Total
Balance, February 28, 2015	$76,124	$—	$76,124
Acquisition (see Note 2. Acquisition)
Preliminary goodwill acquired as of August 29, 2015	—	1,457,703	1,457,703
Change in goodwill resulting from changes to the preliminary purchase price allocation	—	20,920	20,920
Balance, November 28, 2015	$76,124	$1,478,623	$1,554,747

The Company’s other intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinitely-lived intangible assets as of November 28, 2015 and February 28, 2015.

	November 28, 2015				February 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period
Favorable leases and other	$666,635	$(505,360)	$161,275	8 years	$653,377	$(481,041)	$172,336	8 years
Prescription files	1,518,028	(1,260,081)	257,947	3 years	1,440,154	(1,191,010)	249,144	3 years
Customer relationships(a)	585,500	(30,181)	555,319	17 years	—	—	—
CMS license	108,000	(1,872)	106,128	25 years	—	—	—
Claims adjudication and other developed software	59,500	(3,683)	55,817	7 years	—	—	—
Trademarks	15,600	(676)	14,924	10 years	—	—	—
Backlog	12,500	(1,805)	10,695	3 years	—	—	—
Total finite	$2,965,763	$(1,803,658)	1,162,105		$2,093,531	$(1,672,051)	$421,480
Trademarks	44,000	—	44,000	Indefinite	—	—	—
Total	$3,009,763	$(1,803,658)	$1,206,105		$2,093,531	$(1,672,051)	$421,480

(a)           — Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

Also included in other non-current liabilities as of November 28, 2015 and February 28, 2015 are unfavorable lease intangibles with a net carrying amount of $49,649 and $55,571, respectively. These intangible liabilities are amortized over their remaining lease terms at the time of acquisition.

Amortization expense for these intangible assets and liabilities was $54,338 and $134,888 for the thirteen and thirty-nine week periods ended November 28, 2015, respectively. Amortization expense for these intangible assets and liabilities was $29,399 and $87,167 for the thirteen and thirty-nine week periods ended November 29, 2014, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2016—$186,981; 2017—$213,616; 2018—$173,435; 2019—$137,411 and 2020—$107,913.

10. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at November 28, 2015 and February 28, 2015:

	November 28, 2015	February 28, 2015
Secured Debt:
Senior secured revolving credit facility due January 2020	$2,380,000	$1,725,000
8.00% senior secured notes (senior lien) due August 2020	—	650,000
Tranche 1 Term Loan (second lien) due August 2020	470,000	470,000
Tranche 2 Term Loan (second lien) due June 2021	500,000	500,000
Other secured	90	5,367
	3,350,090	3,350,367

	November 28, 2015	February 28, 2015
Unsecured Guaranteed Debt:
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $2,911 and $3,415)	904,911	905,415
6.75% senior notes due June 2021	810,000	810,000
6.125% senior notes due April 2023	1,800,000	—
	3,514,911	1,715,415
Unsecured Unguaranteed Debt:
8.5% convertible notes due May 2015	—	64,168
7.7% notes due February 2027	295,000	295,000
6.875% fixed-rate senior notes due December 2028	128,000	128,000
	423,000	487,168
Lease financing obligations	79,479	91,993
Total debt	7,367,480	5,644,943
Current maturities of long-term debt and lease financing obligations	(29,135)	(100,376)
Long-term debt and lease financing obligations, less current maturities	$7,338,345	$5,544,567

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

The Company’s ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 28, 2015, the Company had $2,380,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $69,301, which resulted in additional borrowing capacity of $1,250,699.

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

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolving credit facility is less than $200,000 or (b) on the third consecutive business day on which availability under the revolving credit facility is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolving credit facility is equal to or greater than $250,000. As of November 28, 2015, the availability was at a level that did not trigger this covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

With the exception of EIC, substantially all of Rite Aid Corporation’s 100 percent owned subsidiaries guarantee the obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, and unsecured guaranteed notes. The Amended and Restated Senior Secured Credit Facility and second priority secured term loan facilities are secured, on a senior or second priority basis, as applicable, by a lien on, among other things, accounts receivable, inventory and prescription files of the Subsidiary Guarantors. The subsidiary guarantees related to the Company’s Amended and Restated Senior Secured Credit Facility and second priority secured term loan facilities and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. The Company has no independent assets or operations. Additionally, prior to the Acquisition, the subsidiaries, including joint ventures, that did not guarantee the Amended and Restated Senior Secured Credit Facility, the credit facility, second priority secured term loan facilities and applicable notes, were minor. Accordingly, condensed consolidating financial information for the Company and subsidiaries is not presented for those periods. Subsequent to the Acquisition, other than EIC, the subsidiaries, including joint ventures, that do not guarantee the credit facility, second priority secured term loan facilities and applicable notes, are minor.  As such, condensed consolidating financial information for the Company, its guaranteeing subsidiaries and non-guaranteeing subsidiary, EIC, is presented for those periods subsequent to the Acquisition. See Note 16 “Guarantor and Non-Guarantor Condensed Consolidating Financial Information” for additional disclosure.

Other Transactions

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

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2016 and thereafter are as follows: 2016—$90; 2017—$0; 2018—$0; 2019—$0; 2020—$2,380,000 and $4,905,000 thereafter.

11. Stock Options and Stock Awards

The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the thirty-nine week periods ended November 28, 2015 and November 29, 2014 include $26,529 and $16,932, respectively, of compensation costs related to the Company’s stock-based compensation arrangements.

Beginning in fiscal 2015, the Company provided certain of its associates with performance based incentive plans under which the associates will receive a certain number of shares of the Company’s common stock based on the Company meeting certain financial and performance goals. During the thirty-nine week periods ended November 28, 2015 and November 29, 2014, the Company incurred $7,996 and $1,116 related to these performance based incentive plans, respectively, which is recorded as a component of stock-based compensation expense.

The total number and type of awarded grants and the related weighted average fair value for the thirty-nine week periods ended November 28, 2015 and November 29, 2014 are as follows:

	November 28, 2015		November 29, 2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	3,579	$4.45	3,113	$4.43
Restricted stock awards granted	2,750	$8.60	3,309	$7.01
Total awards	6,329		6,422

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

The Company calculates the fair value of stock options using the Black- Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Thirty-Nine Week Period Ended
	November 28, 2015	November 29, 2014
Expected stock price volatility	56%	74%
Expected dividend yield	0%	0%
Risk-free interest rate	1.7%	1.7%
Expected option life	5.5 years	5.5 years

As of November 28, 2015, the total unrecognized pre-tax compensation costs related to unvested stock options and restricted stock awards granted, net of estimated forfeitures and the weighted average period of cost amortization are as follows:

	November 28, 2015
	Unvested stock options	Unvested restricted stock	Unvested performance shares
Unrecognized pre-tax costs	$24,728	$30,166	$28,999
Weighted average amortization period	2.8 years	2.3 years	2.0 years

12. Reclassifications from Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the thirteen and thirty-nine week periods ended November 28, 2015 and November 29, 2014:

	Thirteen Week Period Ended November 28, 2015		Thirteen Week Period Ended November 29, 2014		Thirty-Nine Week Period Ended November 28, 2015		Thirty-Nine Week Period Ended November 29, 2014
	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss
Accumulated other comprehensive loss
Balance-beginning of period	$(44,655)	$(44,655)	$(36,015)	$(36,015)	$(45,850)	$(45,850)	$(37,334)	$(37,334)
Amounts reclassified from accumulated other comprehensive loss to net income, net of $398, $0, $1,194, and $0 tax expense	597	597	660	660	1,792	1,792	1,979	1,979
Balance-end of period	$(44,058)	$(44,058)	$(35,355)	$(35,355)	$(44,058)	$(44,058)	$(35,355)	$(35,355)

The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the thirteen and thirty-nine week periods ended November 28, 2015 and November 29, 2014:

	Thirteen Week Periods Ended November 28, 2015 and November 29, 2014
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	November 28, 2015	November 29, 2014	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(17)	$(60)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(978)	(600)	Selling, general and administrative expenses
	(995)	(660)	Total before income tax expense
	398	—	Income tax expense(b)
	$(597)	$(660)	Net of income tax expense

	Thirty-Nine Week Periods Ended November 28, 2015 and November 29, 2014
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	November 28, 2015	November 29, 2014	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(52)	$(180)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(2,934)	(1,799)	Selling, general and administrative expenses
	(2,986)	(1,979)	Total before income tax expense
	1,194	—	Income tax expense(b)
	$(1,792)	$(1,979)	Net of income tax expense

(a)                                 See Note 13, Retirement Plans for additional details.

(b)                                 Income tax expense is $0 for November 29, 2014 due to the valuation allowance. See Note 7, Income Taxes for additional details.

13. Retirement Plans

Net periodic pension expense recorded in the thirteen and thirty- nine week periods ended November 28, 2015 and November 29, 2014, for the Company’s defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Thirty-Nine Week Period Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Service cost	$513	$792	$—	$—	$1,538	$2,377	$—	$—
Interest cost	1,634	1,631	119	136	4,901	4,893	356	406
Expected return on plan assets	(1,593)	(1,929)	—	—	(4,779)	(5,787)	—	—
Amortization of unrecognized prior service cost	17	60	—	—	52	180	—	—
Amortization of unrecognized net loss	978	600	—	—	2,934	1,799	—	—
Net pension expense	$1,549	$1,154	$119	$136	$4,646	$3,462	$356	$406

During the thirteen and thirty-nine week periods ended November 28, 2015 the Company contributed $374 and $1,146, respectively, to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan. During the remainder of fiscal 2016, the Company expects to contribute $395 to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan.

14. Segment Reporting

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

The Parent Company’s chief operating decision makers are its Parent Company Chief Executive Officer, Parent Company President and CEO - Retail Pharmacy, CEO - Pharmacy Services, Chief Financial Officer and its Senior Executive Vice Presidents (collectively the “CODM”).  The CODM has ultimate responsibility for enterprise decisions.  The CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Retail Pharmacy segment and the Pharmacy Services segment.  The Retail Pharmacy and Pharmacy Services segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. The CODM relies on internal management reporting that analyzes enterprise results on certain key performance indicators, namely, revenues, gross profit, and Adjusted EBITDA.

The following table is a reconciliation of the Company’s business segments to the condensed consolidated financial statements:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations (1)	Consolidated
Thirteen Week Period Ended
November 28, 2015:
Revenues	$6,744,143	$1,500,895	$(90,854)	$8,154,184
Gross Profit	1,921,886	80,993	—	2,002,879
Adjusted EBITDA	339,255	33,911	—	373,166
November 29, 2014:
Revenues	$6,692,333	$—	$—	$6,692,333
Gross Profit	1,923,313	—	—	1,923,313
Adjusted EBITDA	332,769	—	—	332,769
Thirty-Nine Week Period Ended
November 28, 2015:
Revenues	$20,038,947	$2,572,784	$(145,210)	$22,466,521
Gross Profit	5,641,929	142,770	—	5,784,699
Adjusted EBITDA	952,120	67,133	—	1,019,253
November 29, 2014:
Revenues	$19,680,448	$—	$—	$19,680,448
Gross Profit	5,620,871	—	—	5,620,871
Adjusted EBITDA	979,548	—	—	979,548

(1)         Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

The following table reconciles net income to Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 28, 2015 and November 29, 2014:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
	(dollars in thousands)
Net income	$59,543	$104,846	$99,848	$274,141
Interest expense	106,879	97,400	345,895	299,170
Income tax expense	48,468	1,871	77,372	33,612
Depreciation and amortization expense	136,434	104,614	373,782	309,203
LIFO charges	5,986	1,543	17,959	4,632
Lease termination and impairment charges	7,011	8,702	21,670	20,661
Loss on debt retirements, net	—	18,512	33,205	18,512
Other	8,845	(4,719)	49,522	19,617
Adjusted EBITDA	$373,166	$332,769	$1,019,253	$979,548

The following is balance sheet information for the Company’s reportable segments:

	Retail Pharmacy	Pharmacy Services	Eliminations (2)	Consolidated
November 28, 2015:
Total Assets	$8,970,944	$2,935,710	$(188,574)	$11,718,080
Goodwill	76,124	1,478,623	—	1,554,747
Additions to property and equipment and intangible assets	510,847	1,103	—	511,950
February 28, 2015:
Total Assets	$8,863,252	$—	$—	$8,863,252
Goodwill	76,124	—	—	76,124
Additions to property and equipment and intangible assets	539,386	—	—	539,386

(2)         Intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $143,000 against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $45,574, as of November 28, 2015, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

15. Commitments and Contingencies

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

As of November 30, 2015, the Company was aware of eight (8) putative class action lawsuits (the “Complaints”) that were filed by purported Company stockholders, against the Company, its directors, Walgreens Boots Alliance, Inc. (“WBA”) and Victoria Merger Sub Inc., (“Victoria”) challenging the transactions contemplated by the Merger agreement between the Company and WBA.  Seven (7) of these actions were filed in the Court of Chancery of the State of Delaware (Smukler v. Rite Aid Corp., et al., Hirschler v. Standley, et al., Catelli v. Rite Aid Corp., et al., Orr v. Rite Aid Corp., et al., DePietro v. Standley, et al., Abadi v. Rite Aid Corp., et al., Mortman v. Rite Aid Corp., et al.).  One (1) action was filed in Pennsylvania in the Court of Common Pleas of Cumberland County (Wilson v. Rite Aid Corp., et al.).  The Complaints allege primarily that the Company’s directors breached their fiduciary duties by, among other things, agreeing to an allegedly unfair and inadequate price, agreeing to deal protection devices that allegedly prevent the directors from obtaining higher offers from other interested buyers for the Company and allegedly failing to protect against certain purported conflicts of interest in connection with the Merger.  The Complaints further allege that the Company, WBA and/or Victoria aided and abetted these alleged breaches of fiduciary duty.  The Complaints seek, among other things, to enjoin the closing of the Merger as well as money damages and attorneys’ and experts’ fees.

On December 4, 2015, following the filing of the preliminary proxy statement related to the proposed transaction with WBA (and after the close of the quarter), a ninth complaint was filed in the Court of Chancery of the State of Delaware by purported Company stockholders, Sachs Investment Group, Maurice Cohen and Steven Krol (Sachs Investment Grp., et al. v. Standley, et al.), against the Company’s directors, WBA and Victoria challenging the transactions contemplated by the Merger agreement between the Company and WBA (the Sachs Complaint).  The Sachs Complaint asserts claims similar to those alleged in the eight (8) earlier-filed Complaints and also includes allegations that the preliminary proxy statement contains material omissions, including with respect to the process that resulted in the Merger agreement and the fairness opinion rendered by the Company’s banker.  The Sachs Complaint seeks, among other things, to enjoin the closing of the Merger, as well as money damages and attorneys’ and experts’ fees.  Plaintiffs in the Sachs action also filed a motion for expedited proceedings on December 4, 2015, and on December 7, 2015, they filed a motion to consolidate the eight (8) actions filed in Delaware and to appoint co-lead counsel.  On December 22, 2015, the plaintiffs in each of the eight (8) cases then-pending in the Delaware Court of Chancery filed a joint Stipulation and Proposed Order Consolidating the Related Actions and Appointing Co-Lead Counsel and Delaware Counsel, which the Court so ordered on December 23, 2015 (the “Consolidation Order”). The Consolidation Order designates the Sachs Complaint as the operative pleading in the consolidated action, captioned In re Rite Aid Corporation Stockholders Litigation, Consol. C.A. No. 11663-CB. On December 28, 2015, the plaintiffs in the consolidated action filed an amended motion for expedited proceedings and a motion for preliminary injunction.

On December 18, 2015 (after the close of the quarter), Jerry Herring, a purported Rite Aid stockholder, filed a Direct Shareholder Class Action Complaint for Violations of the Exchange Act with a demand for a jury trial (the Herring Complaint), against Rite Aid, the Individual Defendants, WBA and Merger Sub in the United States District Court for the Middle District of Pennsylvania. The Herring Complaint alleges a claim for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against all defendants, and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants and WBA. The Herring Complaint alleges, among other things, that Rite Aid and its Board of Directors disseminated an allegedly false and materially misleading proxy. The Herring Complaint seeks to enjoin the shareholder vote on the proposed Merger, a declaration that the proxy was materially false and misleading in violation of federal securities laws, and an award of money damages and attorneys’ and experts’ fees.

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

On February 28, 2012, the Company received an administrative subpoena from the U.S. Drug Enforcement Administration (“DEA”), Albany, New York District Office, requesting information regarding the Company’s sale of products containing pseudoephedrine (“PSE”).  In April 2012, it also received a communication from the U.S. Attorney’s Office (“USAO”) for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 (“CMEA”).  Additional subpoenas were issued in 2013 and 2014 seeking broader documentation regarding PSE sales and recordkeeping requirements.  Assistant U.S. Attorneys from the Northern District of New York and West Virginia are currently investigating, but no charges have been filed.  On September 2, 2015, the Company received a grand jury subpoena from the U.S. District Court for the Southern District of West Virginia seeking additional information in connection with the investigation of violations of the CMEA.  Violations of the CMEA could result in the imposition of administrative, civil and/or criminal penalties against the Company.  The Company is cooperating with the government and continues to provide information responsive to the subpoenas.  The Company has entered into a tolling agreement with the USAO. Discussions are underway to resolve these matters with the U.S. Attorney’s Offices for the Northern District of New York, the Eastern District of New York, and the Southern District of West Virginia, but whether an agreement can be reached and on what terms is uncertain.  While the Company’s management cannot predict the outcome of these matters, it is possible that the Company’s results of operations or cash flows could be materially affected by an unfavorable resolution.  At this stage of the investigation, Rite Aid is unable to predict the outcome of the investigation.

In January 2013, the DEA, Los Angeles District Office, served an administrative subpoena on the Company seeking documents related to prescriptions by a certain prescriber. The USAO, Central District of California, also contacted the Company about a related investigation into allegations that Rite Aid pharmacies filled certain controlled substance prescriptions for a number of practitioners after their DEA registrations had expired or otherwise become invalid in violation of the federal Controlled Substances Act and DEA regulations. The Company responded to the administrative subpoena and subsequent informal requests for information from the USAO. The Company met with the USAO and DEA in January 2014 and is involved in ongoing discussions with the government regarding this matter. The Company recorded a legal accrual during the period ended March 1, 2014, which was revised during the period ending August 29, 2015.

The Company was served with a Civil Investigative Demand (“CID”) dated June 21, 2013 by the USAO for the Eastern District of California and the Attorney General’s Office of the State of California (the “AG”). The CID requested records and responses to interrogatories regarding Rite Aid’s Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated “Code 1” by the State of California. The Company produced responsive documents and interrogatory responses to the USAO and AG and is in the process of producing additional documents and information that have been requested.  At this stage, Rite Aid is unable to predict the outcome of the investigation.

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

16. Guarantor and Non-Guarantor Condensed Consolidating Financial Information

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

For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company’s Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several.  Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the Non-Guarantor Subsidiaries at November 28, 2015 and for the thirteen and thirty-nine week periods ended November 28, 2015.  Separate financial statements for Subsidiary Guarantors are not presented.

	Rite Aid Corporation
	Condensed Consolidating Balance Sheet
	November 28, 2015
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$191,792	$34,460	$—		$226,252
Accounts receivable, net	—	1,324,018	231,334	—		1,555,352
Intercompany receivable	—	199,509	—	(199,509	)(a)	—
Inventories, net of LIFO reserve of $0, $1,015,487, $0, $0, and $1,015,487	—	2,871,929	—	—		2,871,929
Deferred tax assets	—	17,823	—	—		17,823
Prepaid expenses and other current assets	—	132,795	1,016	—		133,811
Total current assets	—	4,737,866	266,810	(199,509)		4,805,167
Property, plant and equipment, net	—	2,264,251	—	—		2,264,251
Goodwill	—	1,554,747	—	—		1,554,747
Other intangibles, net	—	1,099,249	106,856	—		1,206,105
Deferred tax assets	—	1,571,362	1,933	—		1,573,295
Investment in subsidiaries	14,654,257	124,825	—	(14,779,082	)(b)	—
Intercompany receivable	—	6,814,512	—	(6,814,512	)(a)	—
Other assets	98,148	210,005	6,362	—		314,515
Total assets	$14,752,405	$18,376,817	$381,961	$(21,793,103)		$11,718,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$29,045	$—	$—		$29,135
Accounts payable	—	1,666,300	(2,817)	—		1,663,483
Intercompany payable	—	—	199,509	(199,509	)(a)	—
Accrued salaries, wages and other current liabilities	131,606	1,220,645	60,443	—		1,412,694
Deferred tax liabilities	—	57,685	—	—		57,685
Total current liabilities	131,696	2,973,675	257,135	(199,509)		3,162,997
Long-term debt, less current maturities	7,287,911	—	—	—		7,287,911
Lease financing obligations, less current maturities	—	50,434	—	—		50,434
Intercompany payable	6,814,512	—	—	(6,814,512	)(a)	—
Other noncurrent liabilities	17,458	698,452	—	—		715,910
Total liabilities	14,251,577	3,722,561	257,135	(7,014,021)		11,217,252
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	500,828	14,654,256	124,826	(14,779,082)		500,828
Total liabilities and stockholders’ equity	$14,752,405	$18,376,817	$381,961	$(21,793,103)		$11,718,080

(a)  Elimination of intercompany accounts receivable and accounts payable amounts.

(b)  Elimination of investments in consolidated subsidiaries.

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	For the Thirteen Weeks Ended November 28, 2015
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Revenues	$—	$8,154,184	$58,461	$(58,461	)(a)	$8,154,184
Costs and expenses:
Cost of revenues	—	6,151,305	58,106	(58,106	)(a)	6,151,305
Selling, general and administrative expenses	—	1,774,320	3,682	(355	)(a)	1,777,647
Lease termination and impairment expenses	—	7,011	—	—		7,011
Interest expense	102,014	4,861	4	—		106,879
Loss on debt retirement, net	—	—	—	—		—
Loss on sale of assets, net	—	3,331	—	—		3,331
Equity in earnings of subsidiaries, net of tax	(161,557)	4,557	—	157,000	(b)	—
	(59,543)	7,945,385	61,792	98,539		8,046,173
Income (loss) before income taxes	59,543	208,799	(3,331)	(157,000)		108,011
Income tax expense	0	47,242	1,226	0		48,468
Net income (loss)	$59,543	$161,557	$(4,557)	$(157,000)		$59,543
Total other comprehensive income	597	597	—	(597)		597
Comprehensive income (loss)	$60,140	$162,154	$(4,557)	$(157,597)		$60,140

(a) Elimination of intercompany revenues and expenses.

(b) Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	For the Thirty-Nine Weeks Ended November 28, 2015
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Revenues	$—	$22,466,302	$102,826	$(102,607	)(a)	$22,466,521
Costs and expenses:
Cost of revenues	—	16,681,822	100,858	(100,858	)(a)	16,681,822
Selling, general and administrative expenses	—	5,199,008	5,799	(1,749	)(a)	5,203,058
Lease termination and impairment expenses	—	21,670	—	—		21,670
Interest expense	315,908	29,986	1	—		345,895
Loss on debt retirement, net	33,205	—	—	—		33,205
Loss on sale of assets, net	—	3,651	—	—		3,651
Equity in earnings of subsidiaries, net of tax	(448,961)	5,244	—	443,717	(b)	—
	(99,848)	21,941,381	106,658	341,110		22,289,301
Income (loss) before income taxes	99,848	524,921	(3,832)	(443,717)		177,220
Income tax expense	0	75,960	1,412	0		77,372
Net (loss) income	$99,848	$448,961	$(5,244)	$(443,717)		$99,848
Total other comprehensive income	1,792	1,792	—	(1,792)		1,792
Comprehensive income (loss)	$101,640	$450,753	$(5,244)	$(445,509)		$101,640

(a) Elimination of intercompany revenues and expenses.

(b) Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Thirty Nine Weeks Ended November 28, 2015
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Operating activities:
Net cash (used in) provided by operating activities	$(227,244)	$902,709	$(5,928)	$—	$669,537
Investing activities:
Payments for property, plant and equipment	—	(414,338)	—	—	(414,338)
Intangible assets acquired	—	(97,612)	—	—	(97,612)
Acquisition of businesses, net of cash acquired	(1,778,377)	—	—	—	(1,778,377)
Intercompany activity	(103,834)	(356,546)	—	460,380	—
Proceeds from dispositions of assets and investments	—	8,697	—	—	8,697
Net cash used in investing activities	(1,882,211)	(859,799)	—	460,380	(2,281,630)
Financing activities:
Proceeds from issuance of long-term debt	1,800,000	—	—	—	1,800,000
Net proceeds from revolver	655,000	—	—	—	655,000
Principal payments on long-term debt	(650,079)	(16,888)	—	—	(666,967)

	Rite Aid Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Thirty Nine Weeks Ended November 28, 2015
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Change in zero balance cash accounts	—	(35,011)	—	—	(35,011)
Net proceeds from issuance of common stock	8,625	—	—	—	8,625
Financing fees paid for early debt redemption	(26,003)	—	—	—	(26,003)
Excess tax benefit on stock options and restricted stock	—	21,436	—	—	21,436
Deferred financing costs paid	(34,634)	—	—	—	(34,634)
Intercompany activity	356,546	63,446	40,388	(460,380)	—
Net cash provided by (used in) financing activities	2,109,455	32,983	40,388	(460,380)	1,722,446
Increase in cash and cash equivalents	—	75,893	34,460	—	110,353
Cash and cash equivalents, beginning of period	—	115,899	—	—	115,899
Cash and cash equivalents, end of period	$—	$191,792	$34,460	$—	$226,252

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full service pharmacy retail healthcare company, providing our customers and communities with the highest level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our new Pharmacy Services segment. We accomplish our goal of delivering more comprehensive care to our customers through our 4,560 retail drugstores, 75 RediClinic walk-in retail health clinics, and transparent and traditional EnvisionRx and MedTrak pharmacy benefit managers with over 3.9 million plan members. We also offer fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services. Additionally through our Envision Insurance Company (“EIC”), EnvisionRx also serves one of the fastest-growing segments in healthcare: seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide additional value and broader choice to customers, patients and payors and allows us to succeed in today’s evolving healthcare marketplace.

We currently have two reportable business segments: Retail Pharmacy and Pharmacy Services.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as, an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 4,560 retail locations. In addition, the Retail Pharmacy segment includes 75 RediClinic walk-in retail clinics, of which 40 are located within Rite Aid retail stores in the Baltimore/Washington D.C, Philadelphia, and Seattle markets.

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

Pending Merger with Walgreens Boots Alliance, Inc.

On October 27, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WBA, and Victoria Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of WBA (“Victoria Merger Sub”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Victoria Merger Sub will merge with and into Rite Aid (the “Merger”), with Rite Aid surviving the Merger as a 100 percent owned direct subsidiary of WBA. Completion of the Merger is subject to various closing conditions, including but not limited to (i) approval of the Merger Agreement by holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, (ii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law or order prohibiting the Merger, and (iv) the absence of a material adverse effect on us, as defined in the Merger Agreement. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of our common stock, par value $1.00 per share, issued and outstanding immediately prior to the effective time (other than shares owned by (i) WBA, Victoria Merger Sub or Rite Aid (which will be cancelled), (ii) stockholders who have properly exercised and perfected appraisal rights under Delaware law, or (iii) any direct or indirect wholly owned subsidiary of Rite Aid or WBA (which will be converted into shares of common stock of the surviving corporation)) will be converted into the right to receive $9.00 per share in cash, without interest.

We, WBA and Victoria Merger Sub have each made customary representations, warranties and covenants in the Merger Agreement, including, among other things, that (i) we and our subsidiaries will continue to conduct their business in the ordinary course consistent with past practice between the execution of the Merger Agreement and the closing of the Merger and (ii) we will not solicit proposals relating to alternative transactions to the Merger or engage in discussions or negotiations with respect thereto, subject to certain exceptions. We currently anticipate that the Merger will close in the second half of calendar 2016.

Consolidated Net Income and Adjusted EBITDA

Net income for the thirteen and thirty-nine week periods ended November 28, 2015 was $59.5 million and $99.8 million, respectively, compared to net income of $104.8 million and $274.1 million, respectively, for the thirteen and thirty-nine week periods ended November 29, 2014. The operating results for the thirteen and thirty-nine week periods include operating results of EnvisionRx subsequent to the June 24, 2015 acquisition date. The decline in the thirteen week operating results was driven primarily by a reduction in the prior year’s income tax expense related to an adjustment to our deferred tax valuation allowance of $45.9 million, higher depreciation and amortization expense related to EnvisionRx and our increased capital spending, higher interest expense due to the issuance of the 6.125% Notes to fund the acquisition of EnvisionRx, and transaction expenses related to our pending Merger with WBA.  These items were partially offset by an increase in Adjusted EBITDA and a prior year loss on debt retirement of $18.5 million related to the redemption of our 10.25% senior secured notes due October 2019 (“10.25% Notes”).  The decline in the thirty-nine week operating results was driven primarily by a reduction in the prior year’s income tax expense related to an adjustment to our deferred tax valuation allowance of $146.6 million, higher interest expense due to the EnvisionRx acquisition and transaction costs incurred in connection with that acquisition, transaction expenses related to our pending Merger with WBA, higher loss on debt retirement, and higher depreciation and amortization expense related to EnvisionRx and our increased capital spending.

Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 28, 2015 was $373.2 million or 4.6 percent of revenues and $1,019.3 million or 4.5 percent of revenues, respectively, compared to $332.8 million or 5.0 percent of revenues and $979.5 million or 5.0 percent of revenues for the thirteen and thirty-nine week periods ended November 29, 2014, respectively. The Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 28, 2015 includes the Adjusted EBITDA of EnvisionRx subsequent to the June 24, 2015 acquisition date. The increase in Adjusted EBITDA for the thirteen week period was driven primarily by Pharmacy Services segment Adjusted EBITDA of $33.9 million and an increase of $6.5 million in Retail Pharmacy segment Adjusted EBITDA.  The increase in Retail Pharmacy segment Adjusted EBITDA was driven by an increase in front end gross profit and continued cost control, partially offset by a decrease in pharmacy gross profit.  Please see the section entitled “Segment Analysis” below for additional details regarding gross profit.

Consolidated Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
	(dollars in thousands)
Revenues(a)	$8,154,184	$6,692,333	$22,466,521	$19,680,448
Revenue growth	21.8%	5.3%	14.2%	4.0%
Adjusted EBITDA(*)	$373,166	$332,769	$1,019,253	$979,548

(a)                                 Revenues for the thirteen and thirty-nine weeks ended November 28, 2015 exclude $90,854 and $145,210, respectively, of inter-segment activity that is eliminated in consolidation.

(*)           See “Adjusted EBITDA and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 21.8% and 14.2% for the thirteen and thirty-nine weeks ended November 28, 2015, respectively, compared to an increase of 5.3% and 4.0% for the thirteen and thirty-nine weeks ended November 29, 2014. Revenues for the thirteen and thirty-nine week periods ended November 28, 2015 include revenues of $1,500.9 million and $2,572.8 million, respectively, relating to our Pharmacy Services segment.  Revenues for the thirteen and thirty-nine weeks ended November 28, 2015 exclude $90.9 million  and $145.2 million, respectively, of inter-segment activity that is eliminated in consolidation.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
	(dollars in thousands)
Cost of revenues (a)	$6,151,305	$4,769,020	$16,681,822	$14,059,577
Gross profit	2,002,879	1,923,313	5,784,699	5,620,871
Gross margin	24.6%	28.7%	25.7%	28.6%
Selling, general and administrative expenses	1,777,647	1,692,437	5,203,058	4,977,315
Selling, general and administrative expenses as a percentage of revenues	21.8%	25.3%	23.2%	25.3%

(a)                                 Cost of revenues for the thirteen and thirty-nine weeks ended November 28, 2015 exclude $90,854 and $145,210, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit increased $79.6 million and $163.8 million for the thirteen and thirty-nine week periods ended November 28, 2015, respectively, compared to the thirteen and thirty-nine week periods ended November 29, 2014.  Gross profit for the thirteen and thirty-nine week periods ended November 28, 2015 includes gross profit of $81.0 million and $142.8 million, respectively, relating to our Pharmacy Services segment.

Please see the section entitled “Segment Analysis” below for additional details regarding gross profit and cost of revenues.

Selling, General and Administrative Expenses

SG&A increased $85.2 million and $225.7 million for the thirteen and thirty-nine week periods ended November 28, 2015, respectively, compared to the thirteen and thirty-nine week periods ended November 29, 2014.  SG&A for the thirteen and thirty-nine week periods ended November 28, 2015 includes $69.2 million and $116.1 million, respectively, relating to our Pharmacy Services segment.

Please see the section entitled “Segment Analysis” below for additional details regarding selling, general and administrative expenses.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
Impairment charges	$540	$1,050	$818	$1,333
Lease termination charges	6,471	7,652	20,852	19,328
	$7,011	$8,702	$21,670	$20,661

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

Interest Expense

Interest expense was $106.9 million and $345.9 million for the thirteen and thirty-nine week periods ended November 28, 2015, respectively, compared to $97.4 million and $299.2 million for the thirteen and thirty-nine week periods ended November 29, 2014, respectively. The increase in the interest expense was a result of the $1.8 billion aggregate principal amount borrowings from the issuance of our 6.125% Notes, which were used to finance the cash portion of our acquisition of EnvisionRx and the amortization of the bridge loan commitment fee from the EnvisionRx acquisition, partially offset by interest expense reductions from the recent redemption of the outstanding $650.0 million aggregate principal amount of our 8.0% senior secured notes in August 2015, and the refinancing of our senior secured credit facility during the fourth quarter of fiscal 2015. The weighted average interest rates on our indebtedness for the thirty-nine week periods ended November 28, 2015 and November 29, 2014 were 5.5% and 6.2%, respectively.

Income Taxes

We recorded an income tax expense of $48.5 million and $1.9 million for the thirteen week periods ended November 28, 2015 and November 29, 2014, respectively, and an income tax expense of $77.4 million and $33.6 million for the thirty-nine week periods ended November 28, 2015 and November 29, 2014, respectively. The income tax expense for the thirteen and thirty-nine week periods ended November 28, 2015 was based on an estimated effective tax resulting in an overall tax rate of 44.9% and 43.7%, respectively.

The income tax expense for the thirteen week period ended November 29, 2014 is primarily attributable to the accrual of federal, state and local taxes and adjustments to unrecognized tax benefits offset by an adjustment to the valuation allowance.  The income tax expense for the thirty-nine week period ended November 29, 2014 is primarily attributable to an increase in the deferred tax valuation allowance to offset the windfall tax benefits recorded in Additional Paid in Capital (“APIC”) pursuant to the tax law ordering approach.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain.  We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. As a result of our historical operating performance and the more favorable near term outlook for profitability, we released $1,841.3 million of valuation allowance in the fourth quarter of fiscal year 2015. We continue to maintain a valuation allowance against net deferred tax assets of $233.4 million and $231.7 million, which relates primarily to state deferred tax assets at November 28, 2015 and February 28, 2015, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA.  The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail Pharmacy Segment	Pharmacy Services Segment	Intersegment Eliminations (1)	Consolidated Totals
Thirteen Week Period Ended
November 28, 2015:
Revenue	$6,744,143	$1,500,895	$(90,854)	$8,154,184
Gross Profit	1,921,886	80,993	—	2,002,879
Adjusted EBITDA(*)	339,255	33,911	—	373,166
November 29, 2014:
Revenue	$6,692,333	$—	$—	$6,692,333
Gross Profit	1,923,313	—	—	1,923,313
Adjusted EBITDA(*)	332,769	—	—	332,769
Thirty-Nine Week Period Ended
November 28, 2015:
Revenue	$20,038,947	$2,572,784	$(145,210)	$22,466,521
Gross Profit	5,641,929	142,770	—	5,784,699
Adjusted EBITDA(*)	952,120	67,133	—	1,019,253
November 29, 2014:
Revenue	$19,680,448	$—	$—	$19,680,448
Gross Profit	5,620,871	—	—	5,620,871
Adjusted EBITDA(*)	979,548	—	—	979,548

(1)         Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)   See “Adjusted EBITDA and Other Non-GAAP Measures” for additional details on consolidated Adjusted EBITDA.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
	(dollars in thousands)
Revenues	$6,744,143	$6,692,333	$20,038,947	$19,680,448
Revenue growth	0.8%	5.3%	1.8%	4.0%
Same store sales growth	0.9%	5.4%	1.9%	4.2%
Pharmacy sales growth	1.0%	6.9%	2.5%	5.3%
Same store prescription count increase	0.2%	4.5%	0.6%	3.5%
Same store pharmacy sales growth	1.2%	7.2%	2.6%	5.8%
Pharmacy sales as a % of total retail sales	69.9%	69.8%	69.5%	69.0%
Third party sales as a % of total pharmacy sales	97.9%	97.6%	97.8%	97.5%
Front-end sales growth	0.3%	1.0%	0.3%	0.4%
Same store front-end sales growth	0.3%	1.6%	0.4%	0.9%
Front-end sales as a % of total retail sales	30.1%	30.2%	30.5%	31.0%
Adjusted EBITDA(*)	$339,255	$332,769	$952,120	$979,548
Store data:
Total stores (beginning of period)	4,561	4,572	4,570	4,587
New stores	—	—	2	1
Store acquisitions	2	6	4	7
Closed stores	(3)	(6)	(16)	(23)
Total stores (end of period)	4,560	4,572	4,560	4,572
Relocated stores	5	3	10	11
Remodeled and expanded stores	96	104	324	328

(*)     See “Adjusted EBITDA and Other Non-GAAP Measures” for additional details

Revenues

Revenues increased 0.8% for the thirteen weeks ended November 28, 2015 compared to an increase of 5.3% for the thirteen weeks ended November 29, 2014. The increase in revenues for the thirteen week period ended November 28, 2015 was primarily a result of an increase in front-end and pharmacy same store sales.

Pharmacy same store sales increased by 1.2% for the thirteen week period ended November 28, 2015 compared to the 7.2% increase in the thirteen week period ended November 29, 2014. The increase in the current period is due primarily to the 0.2% increase in same store prescription count and pharmacy inflation, partially offset by an approximate 2.5% negative impact from generic introductions and continued lower reimbursement rates.

Front-end same store sales increased 0.3% during the thirteen week period ended November 28, 2015 compared to the 1.6% increase during the thirteen week period ended November 29, 2014. The same store front-end sales were impacted by the positive impact of incremental sales from our 1,948 Wellness format stores.

Revenues increased 1.8% for the thirty-nine weeks ended November 28, 2015 compared to an increase of 4.0% for the thirty-nine weeks ended November 29, 2014. The increase in revenues for the thirty-nine week period ended November 28, 2015 was primarily a result of an increase in pharmacy same store sales.

Pharmacy same store sales increased by 2.6% for the thirty-nine week period ended November 28, 2015 compared to the 5.8% increase in the thirty-nine week period ended November 29, 2014. The increase in the current period is due primarily to the 0.6% increase in same store prescription count and pharmacy inflation, partially offset by an approximate 2.1% negative impact from generic introductions and continued lower reimbursement rates.

Front-end same store sales increased by 0.4% during the thirty-nine week period ended November 28, 2015 compared to the 0.9% increase in the thirty-nine week period ended November 29, 2014. The same store front-end sales were positively impacted by incremental sales from our Wellness format stores.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
	(dollars in thousands)
Cost of revenues	$4,822,257	$4,769,020	$14,397,018	$14,059,577
Gross profit	1,921,886	1,923,313	5,641,929	5,620,871
Gross margin	28.5%	28.7%	28.2%	28.6%
FIFO gross profit(*)	1,927,872	1,924,856	5,659,888	5,625,503
FIFO gross margin(*)	28.6%	28.8%	28.2%	28.6%
Selling, general and administrative expenses	1,708,445	1,692,437	5,086,939	4,977,315
Selling, general and administrative expenses as a percentage of revenues	25.3%	25.3%	25.4%	25.3%
Lease termination and impairment charges	7,011	8,702	21,670	20,661
Interest expense	106,869	97,400	345,895	299,170
Loss (gain) on sale of assets, net	3,331	(455)	3,651	(2,540)

(*)           See “Adjusted EBITDA and Other Non-GAAP Measures” for additional details

Gross Profit and Cost of Revenues

Gross profit decreased $1.4 million for the thirteen week period ended November 28, 2015 as compared to the thirteen week period ended November 29, 2014.  Gross profit was negatively impacted by a decrease in pharmacy gross profit due to lower reimbursement rates, partially offset by the benefits realized from our expanded agreement with McKesson and higher script volume.  Gross profit was also positively impacted by higher front-end gross profit.

Gross profit increased $21.1 million for the thirty-nine week period ended November 28, 2015 as compared to the thirty-nine week period ended November 29, 2014. Gross profit was positively impacted by increases in front-end gross profit, increased front-end same store sales, and benefits realized from our expanded agreement with McKesson, partially offset by a decrease in pharmacy gross profit due to lower reimbursement rates.

Gross margin was 28.5% and 28.2% of sales for the thirteen and thirty-nine week periods ended November 28, 2015, respectively, compared to 28.7% and 28.6% of sales for the thirteen and thirty-nine week periods ended November 29, 2014, respectively. The decrease in gross margin for the thirteen and thirty-nine week period was due to lower reimbursement rates and a higher estimated LIFO charge, partially offset by increased front-end gross margin and the benefits realized from our expanded agreement with McKesson. We expect to see continued gross margin pressure from reimbursement rate reductions throughout the remainder of the fiscal year.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $6.0 million and $18.0 million for the thirteen and thirty-nine week periods ended November 28, 2015, respectively, compared to $1.5 million and $4.6 million for the thirteen and thirty-nine week periods ended November 29, 2014, respectively.  The higher estimated LIFO charge this year relates to lower projected deflation on pharmacy generics, partially offset by a projected pharmacy inventory reduction in the stores.

Selling, General and Administrative Expenses

SG&A expenses as a percentage of revenues was 25.3% in the thirteen week periods ended November 28, 2015 and November 29, 2014.

SG&A expenses as a percentage of revenues was 25.4% in the thirty-nine week period ended November 28, 2015 compared to 25.3% in the thirty-nine week period ended November 29, 2014. The increase in SG&A as a percentage of revenues was due primarily to increased depreciation and amortization related to our increased capital spending, and expenses relating to our acquisition of EnvisionRx and our pending Merger with WBA.

Pharmacy Services Segment Results of Operations

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

Pursuant to the terms of the Agreement, as consideration for the acquisition of EnvisionRx (the “Acquisition”), we paid $1,882.2 million in cash, after giving effect to certain adjustments, and issued 27,754 shares of Rite Aid common stock. At closing, $15 million of the cash purchase price was placed into an adjustment escrow account. Rite Aid and Shareholder Representative Services LLC (“SRS”) entered into a Final Adjustment Amount Resolution Agreement and Release on November 5, 2015, pursuant to which (i) $1.2 million was released from the adjustment escrow account to Rite Aid and (ii) $13.8 million, constituting the remainder of the funds in the adjustment escrow account and all investment earnings and income on the funds held in the adjustment escrow account, was released to SRS on behalf of the sellers. The escrow agent distributed the funds in accordance with the agreement between the parties.  We financed the cash portion of the Acquisition with borrowings under our Senior Secured Credit Facility and the net proceeds from the April 2, 2015 issuance of $1.8 billion aggregate principal amount of 6.125% senior notes due 2023 (the “6.125% Notes”). The consideration associated with the common stock was $240.9 million based on a stock price of $8.68 per share, representing the closing price of Rite Aid common stock on the date of the Acquisition. In addition, following the closing, we were obligated to pay the former owners of EnvisionRx their pro rata share of the settlement payment to be received by EnvisionRx from the Centers of Medicare and Medicaid Services (“CMS”) for the 2014 plan year, net of amounts due to EnvisionRx’ reinsurer. The settlement payment of approximately $116.1 million was made on November 5, 2015. The purchase accounting for the Acquisition has not yet been finalized, and the impact of the changes on our financial statements may be material.

Pharmacy Services Segment Results of Operations

Pharmacy Services segment revenue for the thirteen and thirty-nine week periods ended November 28, 2015 was $1,500.9 million and $2,572.8 million, respectively. Pharmacy Services Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 28, 2015 was $33.9 million or 2.3 percent of Pharmacy Services revenue and $67.1 million or 2.6 percent of Pharmacy revenues, respectively. In addition, gross profit and gross margin for the thirteen and thirty-nine week periods ended November 28, 2015 was $81.0 million or 5.4% and $142.8 million or 5.6%, respectively, for our Pharmacy Services segment. Pharmacy Services segment selling, general and administrative expenses for the thirteen and thirty-nine week periods ended November 28, 2015 were $69.2 million and $116.1 million, respectively. Revenues and gross profit for the thirteen week period ended November 28, 2015 were positively impacted by mid-year customer additions, partially offset by increased selling, general and administrative expenses for the period as a result of ramp up costs due to the onboarding of new PBM customers.  Gross margin was negatively impacted due to revenue growth in our pass-through PBM, which carries a lower gross margin as a percent of revenue.

As our core PBM business grows, added opportunities are created for our Envision mail and specialty pharmacies. With specialty drugs expected to comprise 50% of all prescription spending by 2018, our specialty pharmacy is being embraced by more clients and has seen a 13% increase in monthly prescription volume over the past five months.

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

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our senior secured revolving credit facility (“Amended and Restated Senior Secured Credit Facility” or “revolver”). Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of November 28, 2015 was $1,259.9 million, which consisted of revolver borrowing capacity of $1,250.7 million and invested cash of $9.2 million.

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

Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 28, 2015, we had $2,380.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $69.3 million, which resulted in additional borrowing capacity of $1,250.7 million. If at any time the total credit exposure outstanding under our Amended and Restated Senior Secured Credit Facility

and the principal amount of our other senior obligations exceeds the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall.

The Amended and Restated Senior Secured Credit Facility restricts us and all of our subsidiaries that guarantee our obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, secured guaranteed notes and unsecured guaranteed notes (the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store deposit accounts, cash necessary to cover our current liabilities, cash proceeds of notes issued in connection with a proposed business acquisition, including the proceeds from our April 2, 2015 issuance of $1.8 billion of our 6.125% Notes, issued to finance the cash portion of our acquisition of EnvisionRx, and certain other exceptions) and from accumulating cash on hand with revolver borrowings in excess of $100.0 million over three consecutive business days. The Amended and Restated Senior Secured Credit Facility also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under our Amended and Restated Senior Secured Credit Facility or (b) the sum of revolver availability under our Amended and Restated Senior Secured Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $100.0 million for three consecutive business days (a “cash sweep period”), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Amended and Restated Senior Secured Credit Facility, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our Amended and Restated Senior Secured Credit Facility.

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

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolving credit facility is less than $200.0 million or (b) on the third consecutive business day on which availability under the revolving credit facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolving credit facility is equal to or greater than $250.0 million. As of November 28, 2015, the availability was at a level that did not did not trigger this covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of November 28, 2015, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.5 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of November 28, 2015, we had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

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

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash flow provided by operating activities was $669.5 million and $474.0 million in the thirty-nine week periods ended November 28, 2015 and November 29, 2014, respectively. Operating cash flow was positively impacted primarily by a decrease in pharmacy inventory.

Cash used in investing activities was $2,281.6 million and $463.8 million for the thirty-nine week periods ended November 28, 2015 and November 29, 2014, respectively. Cash used in investing activities increased due to expenditures of $1,778.4 million, net of cash acquired, related to the acquisition of EnvisionRx compared to the prior year expenditures of $69.8 million, net of cash acquired, related to the acquisitions of Health Dialog and RediClinic in April 2014. Cash used for the purchase of property, plant, and equipment was higher than in the prior year due to a higher investment in Wellness store remodels.

Cash provided by financing activities was $1,722.4 million and $76.4 million for the thirty-nine week period ended November 28, 2015 and November 29, 2014, respectively. Cash provided by financing activities for the thirty-nine weeks ended November 28, 2015 reflects $1.8 billion in proceeds from our 6.125% Notes, which was used to finance the cash portion of our acquisition of EnvisionRx, which is included in investing activities, as well as net proceeds from the revolver of $655.0 million. We also redeemed $650.0 million of our 8.0% senior secured notes and made scheduled payments of $17.0 million on our capital lease obligations. Additionally, we paid an early redemption premium of $26.0 million in connection with the redemption of our 8.0% senior secured notes and deferred financing costs paid in connection with the January 2015 senior secured credit facility refinancing and 6.125% Notes proceeds. Cash provided by financing activities also reflects proceeds from the issuance of common stock and excess tax benefit on stock options, partially offset by a reduction in our zero balance bank accounts.

Capital Expenditures

During the thirteen and thirty-nine week periods ended November 28, 2015 and November 29, 2014 capital expenditures were as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
New store construction, store relocation and store remodel projects	$76,341	$87,698	$242,395	$214,323
Technology enhancements, improvements to distribution centers and other corporate requirements	66,314	43,607	171,943	110,615
Purchase of prescription files from other retail pharmacies	54,150	39,586	97,612	79,609
Total capital expenditures	$196,805	$170,891	$511,950	$404,547

We are operating 1,948 Wellness stores as of November 28, 2015. We plan on making total capital expenditures of approximately $665.0 million during fiscal 2016, consisting of approximately $310.0 million related to store relocations and remodels and new store construction, $215.0 million related to infrastructure and maintenance requirements, $125.0 million related to prescription file purchases and $15.0 million related to EnvisionRx expenditures. Management expects that these capital expenditures will be financed primarily with cash flow from operating activities.

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolving credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect to be subject to the fixed charge covenant in our senior secured credit facility in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Subject to the limitations set forth in the Merger Agreement, including the requirement that we obtain WBA’s consent prior to engaging in certain transactions, from time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or seek to refinance our outstanding debt (including our revolving credit facility) or may otherwise seek transactions to reduce interest expense and extend debt maturities. Any of these transactions could impact our financial results.  Upon closing of the Merger, we expect that all amounts due under the Amended and Restated Credit Facility, Tranche 1 Term Loan and Tranche 2 Term Loan will be paid in accordance with the terms of the Merger Agreement. Additionally, upon closing of the Merger, the indentures governing the 9.25% Notes, the 6.75% Notes and the 6.125% Notes require the Company or WBA to make a change of control offer to repurchase such notes from the noteholders, to the extent such notes remain outstanding at the closing.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our Fiscal 2015 10-K, which we filed with the SEC on April 23, 2015, and the Second Quarter 2016 10-Q, which we filed on October 6, 2015.

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

The following is a reconciliation of Adjusted EBITDA to our net income for the thirteen and thirty-nine week periods ended November 28, 2015 and November 29, 2014:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2015	November 29, 2014	November 28, 2015	November 29, 2014
	(dollars in thousands)
Net income	$59,543	$104,846	$99,848	$274,141
Interest expense	106,879	97,400	345,895	299,170
Income tax expense	48,468	1,871	77,372	33,612
Depreciation and amortization expense	136,434	104,614	373,782	309,203
LIFO charges	5,986	1,543	17,959	4,632
Lease termination and impairment charges	7,011	8,702	21,670	20,661
Loss on debt retirements, net	—	18,512	33,205	18,512
Other	8,845	(4,719)	49,522	19,617
Adjusted EBITDA	$373,166	$332,769	$1,019,253	$979,548

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of November 28, 2015.

Fiscal Year	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value at 11/28/2015
	(dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$90	$—	$—	$—	$—	$3,935,000	$3,935,090	$4,246,555
Average Interest Rate	7.61%	0.00%	0.00%	0.00%	0.00%	7.11%	7.11%
Variable Rate	$—	$—	$—	$—	$2,380,000	$970,000	$3,350,000	$3,303,500
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	2.17%	5.30%	3.08%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility, Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of November 28, 2015, our annual interest expense would change by approximately $26.2 million.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Annual Report for Fiscal 2015 on Form 10-K (the “10-K”), filed with the SEC on April 23, 2015 and in our quarterly report on Form 10-Q for the period ended August 29, 2015 (the “Second Quarter 10-Q”).  The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with the 10-K and the Second Quarter 10-Q.

As of November 30, 2015, the Company was aware of eight (8) putative class action lawsuits (the “Complaints”) that were filed by purported Company stockholders, against the Company, its directors, Walgreens Boots Alliance, Inc. (“WBA”) and Victoria Merger Sub Inc., (“Victoria”) challenging the transactions contemplated by the Merger Agreement between the Company and WBA.  Seven (7) of these actions were filed in the Court of Chancery of the State of Delaware (Smukler v. Rite Aid Corp., et al., Hirschler v. Standley, et al., Catelli v. Rite Aid Corp., et al., Orr v. Rite Aid Corp., et al., DePietro v. Standley, et al., Abadi v. Rite Aid Corp., et al., Mortman v. Rite Aid Corp., et al.).  One (1) action was filed in Pennsylvania in the Court of Common Pleas of Cumberland County (Wilson v. Rite Aid Corp., et al.).  The Complaints allege primarily that the Company’s directors breached their fiduciary duties by, among other things, agreeing to an allegedly unfair and inadequate price, agreeing to deal protection devices that allegedly prevent the directors from obtaining higher offers from other interested buyers for the Company and allegedly failing to protect against certain purported conflicts of interest in connection with the Merger.  The Complaints further allege that the Company, WBA and/or Victoria aided and abetted these alleged breaches of fiduciary duty.  The Complaints seek, among other things, to enjoin the closing of the Merger as well as money damages and attorneys’ and experts’ fees.

On December 4, 2015, following the filing of the preliminary proxy statement related to the proposed transaction with WBA (and after the close of the quarter), a ninth complaint was filed in the Court of Chancery of the State of Delaware by purported Company stockholders, Sachs Investment Group, Maurice Cohen and Steven Krol (Sachs Investment Grp., et al. v. Standley, et al.), against the Company’s directors, WBA and Victoria challenging the transactions contemplated by the Merger agreement between the Company and WBA (the “Sachs Complaint”).  The Sachs Complaint asserts claims similar to those alleged in the earlier-filed Complaints and also includes allegations that the preliminary proxy statement contains material omissions, including with respect to the process that resulted in the Merger agreement and the fairness opinion rendered by the Company’s banker.  The Sachs Complaint seeks, among other things, to enjoin the closing of the Merger, as well as money damages and attorneys’ and experts’ fees.  Plaintiffs in the Sachs action also filed a motion for expedited proceedings on December 4, 2015, and on December 7, 2015, they filed a motion to consolidate the eight actions filed in Delaware and to appoint co-lead counsel.  On December 22, 2015, the plaintiffs in each of the eight (8) cases then-pending in the Delaware Court of Chancery filed a joint Stipulation and Proposed Order Consolidating the Related Actions and Appointing Co-Lead Counsel and Delaware Counsel, which the Court so ordered on December 23, 2015 (the “Consolidation Order”). The Consolidation Order designates the Sachs Complaint as the operative pleading in the consolidated action, captioned In re Rite Aid Corporation Stockholders Litigation, Consol. C.A. No. 11663-CB. On December 28, 2015, the plaintiffs in the consolidated action filed an amended motion for expedited proceedings and a motion for preliminary injunction.

On December 18, 2015 (after the close of the quarter), Jerry Herring, a purported Rite Aid stockholder, filed a Direct Shareholder Class Action Complaint for Violations of the Exchange Act with a demand for a jury trial (the “Herring Complaint”), against Rite Aid, the Individual Defendants, WBA and Merger Sub in the United States District Court for the Middle District of Pennsylvania. The Herring Complaint alleges a claim for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against all defendants, and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants and WBA. The Herring Complaint alleges, among other things, that Rite Aid and its Board of Directors disseminated an allegedly false and materially misleading proxy. The Herring Complaint seeks to enjoin the shareholder vote on the proposed Merger, a declaration that the proxy was materially false and misleading in violation of federal securities laws, and an award of money damages and attorneys’ and experts’ fees.

On February 28, 2012, the Company received an administrative subpoena from the U.S. Drug Enforcement Administration (“DEA”), Albany, New York District Office, requesting information regarding the Company’s sale of products containing pseudoephedrine (“PSE”).  In April 2012, it also received a communication from the U.S. Attorney’s Office (“USAO”) for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 (“CMEA”).  Additional subpoenas were issued in 2013 and 2014 seeking broader documentation regarding PSE sales and recordkeeping requirements.  Assistant U.S. Attorneys from the Northern District of New York and West Virginia are currently investigating, but no charges have been filed.  On September 2, 2015, the Company received a grand jury subpoena from the U.S. District Court for the Southern District of West Virginia seeking additional information in connection with the investigation of violations of the CMEA.  Violations of the CMEA could result in the imposition of administrative, civil and/or criminal penalties against the Company.  The Company is cooperating with the government and continues to provide information responsive to the subpoenas.  The Company has entered into a tolling agreement with the USAO. Discussions are underway to resolve these matters with the U.S. Attorney’s Offices for the Northern District of New York, the Eastern District of New York, and the Southern District of West Virginia, but whether an agreement can be reached and on what terms is uncertain.  While the Company’s management cannot predict the outcome of these matters, it is possible that the Company’s results of operations or cash flows could be materially affected by an unfavorable resolution.  At this stage of the investigation, Rite Aid is unable to predict the outcome of the investigation.

The Company was served with a Civil Investigative Demand (“CID”) dated June 21, 2013 by the USAO for the Eastern District of California and the Attorney General’s Office of the State of California (the “AG”).  The CID requested records and responses to interrogatories regarding Rite Aid’s Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated “Code 1” by the State of California.  The Company produced responsive documents and interrogatory responses to the USAO and AG and is in the process of producing additional documents and information that have been requested.  At this stage, Rite Aid is unable to predict the outcome of the investigation.

ITEM 1A.  Risk Factors

In addition to the risk factors set forth below and the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in our other filings with the SEC,  which could materially affect our business, financial condition or future results.

Risks Related to the Proposed WBA Merger

The Merger with WBA is subject to closing conditions, including governmental, regulatory and stockholder approvals as well as other uncertainties and there can be no assurances as to whether and when it may be completed. Failure to complete the Merger could negatively impact our stock price, future business and financial results.

There can be no assurance that the proposed Merger with WBA will occur. Completion of the Merger is subject to certain conditions, including, among others, (i) approval of the Merger Agreement by holders of a majority of the outstanding shares of Rite Aid’s common stock entitled to vote on the Merger; (ii) the absence of any order or law prohibiting the Merger; (iii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the accuracy of the parties’ respective representations and warranties, subject in some instances to materiality or “Material Adverse Effect” qualifiers, as of the date of the Merger Agreement and the closing date of the Merger; (v) the parties’ respective performance in all material respects (or, with respect to Rite Aid’s specified obligations relating to incurring indebtedness, in all respects) of their respective agreements and covenants contained in the Merger Agreement at or prior to the closing of the Merger; and (vi) the absence of a “Material Adverse Effect” with respect to us, since the execution of and as defined in the Merger Agreement, including the absence of any event, development, circumstance, change, effect, condition or occurrence that results in, at closing, Rite Aid’s last twelve (12) months Adjusted EBITDA (as such term is defined in the Merger Agreement), being less than $1.075 billion determined as of the end of the last fiscal month ended prior to closing for which internal financial statements of Rite Aid are available. While we believe we will receive the requisite approvals and that our stockholders will approve the adoption of the Merger Agreement, there can be no assurance that these and other conditions to closing will be satisfied at all or satisfied on the proposed terms and schedules as contemplated by the parties.  Satisfaction of the closing conditions may delay the consummation of the Merger, and if certain closing conditions are not satisfied prior to the end date specified in the Merger Agreement, the parties will not be obligated to consummate the Merger.

If the Merger is not completed for any reason, we will have incurred substantial expenses. We have incurred substantial legal, accounting and financial advisory fees that are payable by us whether or not the Merger is completed, and our management has devoted considerable time and effort in connection with the pending Merger. If the Merger Agreement is terminated under certain circumstances, the Merger Agreement may require us to pay WBA a termination fee of $325 million and/or reimburse WBA’s expenses of $45 million, which reimbursement would be deducted from any termination fee owed to WBA. For these and other reasons, a failed merger could materially adversely affect our business, operating results or financial condition. In addition, the trading price of our common stock could be adversely affected to the extent that the current price reflects an assumption that the Merger will be completed.

The announcement and pendency of the Merger may cause disruptions in our business, which could have an adverse effect on our business, financial condition or results of operations.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty regarding our business, which could have an adverse effect on our financial condition and results of operations, regardless of whether the Merger is completed. These risks, which could be exacerbated by a delay in the completion of the Merger, include the following:

•                  certain vendors may change their programs or processes which might adversely affect the supply or cost of the products, which then might adversely affect our stores sales or gross profit;

•                  our current and prospective associates may experience uncertainty about their future roles with WBA, which might adversely affect our ability to attract and retain key personnel;

•                  management and other employees may be distracted from day-to-day operations because matters related to the Merger may require substantial commitments of their time and resources, which could adversely affect our operations and financial results;

•                  our current and prospective customers may experience uncertainty about the ability of our stores to meet their needs, which might cause customers to make purchases or fill their prescriptions elsewhere;

•                  our ability to pursue alternative business opportunities, including strategic acquisitions, is limited by the terms of the Merger Agreement.  If the Merger Agreement is not adopted by our stockholders, or if the Merger is not completed for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected;

•                  our ability to make appropriate changes to our business may be restricted by covenants in the Merger Agreement; these restrictions generally require us to conduct our business in the ordinary course and subject us to a variety of specified limitations absent WBA’s prior written consent. We may find that these and other contractual restrictions in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable; and

•                  the costs and potential adverse outcomes of litigation relating to the Merger.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities.  The table below is a listing of repurchases of common stock during the third quarter of fiscal 2016.

Fiscal period:	Total Number of Shares Repurchased (,000)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
August 30 to September 26, 2015	—	$—	—	—
September 27 to October 24, 2015(1)	27	$6.02	—	—
October 25 to November 28, 2015	—	$—	—	—

(1)                                 Represents shares withheld by the Company, at the election of certain holders of vested restricted stock, with a market value approximating the amount of withholding taxes due.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

(a)           The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
3.1	Amended and Restated Certificate of Incorporation, dated January 22, 2014	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Amended and Restated By-Laws	Filed herewith
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

Exhibit 10.1 to Form 8-K, filed on April 2, 2015
10.1	Employment Agreement by and between Rite Aid Corporation and Jocelyn Konrad dated as of August 18, 2015	Filed herewith
10.2	Employment Agreement by and between Rite Aid Corporation and Bryan Everett dated as of June 22, 2015	Filed herewith
10.3	Employment Agreement by and between Rite Aid Corporation and David Abelman dated as of August 3, 2015	Filed herewith
10.4	Amendment to Employment Agreement by and between Rite Aid Corporation and Kenneth Martindale dated as of October 26, 2015	Filed herewith
11	Statement regarding computation of earnings per share (See Note 4 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at November 28, 2015 and February 28, 2015, (ii) Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended November 28, 2015 and November 29, 2014, (iii) Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine week periods ended November 28, 2015 and November 29, 2014, (iv) Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended November 28, 2015 and November 29, 2014 and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 6, 2016	RITE AID CORPORATION

	By:	/s/ DARREN W. KARST
Darren W. Karst
Senior Executive Vice President, Chief Financial
Officer and Chief Administrative Officer

Date: January 6, 2016	By:	/s/ DOUGLAS E. DONLEY
Douglas E. Donley
Senior Vice President and
Chief Accounting Officer