Form 10-K
period 2016-02-27
RITE AID CORP
filed 2016-04-25
CIK 84129

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended February 27, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on August 29, 2015 was approximately $8,554,385,104. For purposes of this calculation, executive officers, directors and 5% shareholders are deemed to be affiliates of the registrant.

         As of April 8, 2016 the registrant had outstanding 1,048,406,901 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's annual meeting of stockholders to be held on June 22, 2016 are incorporated by reference into Part III.

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

  •
  continued consolidation of the drugstore and the pharmacy benefit management ("PBM") industries;

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

  •
  the inability to complete the proposed acquisition (the "Merger") of us by Walgreens Boots Alliance, Inc., a Delaware corporation ("WBA"), due to the failure to satisfy the remaining conditions to the completion of the Merger, including receipt of required regulatory approvals;

  •
  the risk that the Merger Agreement may be terminated in certain limited circumstances that require us to pay WBA a termination fee of $325 million;

  •
  risks that the proposed Merger disrupts our current plans and operations or affects our ability to retain or recruit key employees;

  •
  the effect of the pending Merger on Rite Aid's business relationships (including, without limitation customers and suppliers), operating results and business generally;

  •
  the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger;

  •
  risks related to the Merger diverting management's or employees' attention from ongoing business operations;

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

  •
  the risk that we could experience deterioration in our current Star rating with the Centers of Medicare and Medicaid Services ("CMS");

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

 PART I

Item 1.    Business

Overview

        Rite Aid is the third largest retail drugstore chain in the United States based on both revenues and number of stores. As of February 27, 2016, we operated 4,561 stores in 31 states across the country and in the District of Columbia.

        In fiscal 2016, as we continued our transformation into a retail healthcare company, we began reporting our business in two distinct segments. Our Retail Pharmacy Segment consists of Rite Aid stores, RediClinic and Health Dialog. Our Pharmacy Services Segment consists of EnvisionRx, a pharmacy benefit management (PBM) provider that we acquired in June 2015.

        Retail Pharmacy Segment—In our Rite Aid retail stores, we sell prescription drugs and a wide assortment of other merchandise, which we call "front-end" products. In fiscal 2016, prescription drug sales accounted for 69.1% of our total drugstore sales. We believe that pharmacy operations will continue to represent a significant part of our business due to favorable industry trends, including an aging population, increased life expectancy, anticipated growth in the federally funded Medicare Part D prescription program as "baby boomers" continue to enroll, expanded coverage for uninsured Americans as the result of the Patient Protection and Affordable Care Act and the discovery of new and better drug therapies. We carry a full assortment of front-end products, which accounted for the remaining 30.9% of our total drug store sales in fiscal 2016. Front-end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, food and beverages, greeting cards, seasonal merchandise and numerous other everyday and convenience products.

        We differentiate our stores from other national chain drugstores, in part, through our wellness+ with Plenti loyalty program, our Wellness format stores, innovative merchandising, private brands and our strategic partnership with GNC, a leading retailer of vitamin and mineral supplements. We offer a wide variety of products through our portfolio of private brands, which continue to be well received by our customers. Private brand items contributed approximately 18.7% of our front-end sales in fiscal 2016.

        The average size of each store in our chain is approximately 12,700 square feet, and average store size is larger for our locations in the western United States. As of February 27, 2016, 62% of our stores were freestanding; 54% of our stores included a drive-thru pharmacy; and 51% included a GNC store within a Rite Aid store.

        RediClinic, based in Houston and acquired by Rite Aid in April 2014 as a 100 percent owned subsidiary, is a leading operator of retail clinics. RediClinics are staffed by board certified nurse practitioners and physician assistants, who are trained and licensed to treat common conditions and provide preventative services, in collaboration with local physicians who are affiliated with a leading health care system in each market. Patients can be treated for more than 30 common medical conditions and RediClinic's clinicians are able to write prescriptions for these conditions when appropriate. Additionally, RediClinics provide a broad range of preventive services, including screenings, medical tests, immunizations and basic physical exams.

        Health Dialog, a Boston-based 100 percent owned subsidiary that Rite Aid acquired in April 2014, is a provider of health coaching, shared decision making tools and healthcare analytics. Health Dialog helps health plans, employers and physician groups improve healthcare quality while reducing overall costs. Health Dialog offerings include health coaching for medical decisions, chronic conditions, and wellness; population analytic solutions; and consulting services.

        Pharmacy Services Segment—EnvisionRx, a 100 percent owned subsidiary of Rite Aid, is a national, full-service pharmacy benefit management ("PBM") provider that also offers a broad range of pharmacy-related services. In addition to its transparent and traditional PBM offerings through the EnvisionRx and MedTrak PBMs, EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services. Through its Envision Insurance Company, EnvisionRx also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. In addition, Envision Rx, through its state of the art Laker Software, performs prescription adjudication services for its own as well as other PBM's.

        Merger Agreement—On October 27, 2015, Walgreens Boots Alliance, Inc. (NYSE: WBA) and Rite Aid announced that they had entered into a definitive agreement under which Walgreens Boots Alliance would acquire all outstanding shares of Rite Aid for $9.00 per share in cash, for a total enterprise value of approximately $17.2 billion, including acquired net debt. On February 4, 2016, Rite Aid stockholders voted at a special meeting to approve the adoption of the Agreement and Plan of Merger. The merger, which is expected to be completed in the second half of calendar 2016, is subject to the satisfaction of certain remaining customary closing conditions as set forth in the Merger Agreement and discussed in detail in the definitive proxy statement filed with the U.S. Securities and Exchange Commission by Rite Aid on December 21, 2015. Additionally, the Merger Agreement limits our ability to incur indebtedness for borrowed money and issue additional capital stock among other things. Upon completion of the merger, Rite Aid will be a 100% owned subsidiary of Walgreens Boots Alliance, and is expected to initially operate under the Rite Aid brand name.

        We believe that joining together with Walgreens Boots Alliance will enhance our ability to meet the health and wellness needs of Rite Aid customers while also delivering significant value for shareholders. Together with Walgreens Boots Alliance, we can continue building upon our recent success through access to increased capital that will enhance our store base and expand our opportunities as part of the first global, pharmacy-led health and wellbeing enterprise.

        Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange under the trading symbol of "RAD." We were incorporated in 1968 and are a Delaware corporation.

Industry Trends

        The rate of pharmacy sales growth in the United States has slowed in recent years, driven by a decline in new blockbuster drugs, a longer FDA approval process, drug safety concerns, higher copays and an increase in the use of generic (non-brand name) drugs, which are less expensive but generate higher gross margins. However, we expect prescription usage to continue to grow in the coming years due to the aging U.S. population, increased life expectancy, "baby boomers" continuing to become eligible for the federally funded Medicare prescription program and new drug therapies. Furthermore, we expect that the Patient Protection and Affordable Care Act will continue to have a positive impact on our business as more Americans gain health insurance and prescription drug coverage. Additionally, rising U.S. healthcare costs and the shortage of primary care physicians are creating opportunities for pharmacists and drugstores to play a more active role in driving positive health outcomes for patients. Services such as immunizations, medication therapy management, chronic condition management, clinics, health coaching and medication compliance counseling extend our efforts well beyond filling prescriptions. We believe that offerings such as these will gain additional momentum in a rapidly changing healthcare environment.

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

        The retail drugstore industry is highly competitive. We believe that the competitive advantages from the increasing trend toward vertical integration resulting from the combination of retail pharmacy companies with pharmacy benefit managers, such as CVS Health, and aggressive generic pricing programs at competitors such as Wal-Mart and various supermarket chains will further increase competitive pressures in the industry. The retail drugstore business has continued to be highly promotional, which contributes to additional competitive pressures.

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

Strategy

        A key focus of our strategy for fiscal 2017 is to continue expanding our retail healthcare capabilities to provide a higher level of care to the communities we serve. This includes continuing to introduce unique and integrated offerings to the healthcare marketplace by leveraging our conveniently located retail stores and the capabilities of our 100 percent owned subsidiaries Health Dialog, RediClinic and EnvisionRx. We believe this strategic focus will not only allow us to better meet the needs of our customers and patients in a rapidly changing healthcare environment, but will also help us to continue the positive financial momentum we have generated over the past several years.

        Financially, our primary goal for fiscal 2017, consistent with fiscal 2016, is to continue growing same stores sales. In order to drive our financial performance and sustainable sales growth, we will continue to invest capital into our store base through initiatives such as prescription file buys and our Wellness store remodel program as we continue building up our real estate pipeline for additional store relocations and net new stores. In addition, we will continue engaging our most loyal and valuable customers through wellness+ with Plenti, the first coalition loyalty program of its kind in the United States. As we continue to experience rapid change in the U.S. healthcare industry, we will also continue expanding our healthcare offering to meet the growing demand for high quality, convenient and affordable health services, including immunizations, medication compliance consultations, retail clinics and health coaching.

        By continuing to execute our strategy and grow same store sales, we believe we can make the most of our opportunity to merge with Walgreens Boots Alliance and work together in advancing and broadening the delivery of retail health, wellbeing and beauty products and services.

        Below are descriptions of our key initiatives:

        Expanded Healthcare Services—In fiscal 2016, we continued to expand the role of our Rite Aid pharmacists in delivering wellness services that go beyond filling prescriptions. A key area of focus has been our immunizations program, which has grown significantly in recent years. In fiscal 2016, our pharmacists administered more than 3.9 million immunizations, including 3.2 million flu shots and more than 760,000 other immunizations that protect against conditions like shingles, pneumonia and whooping cough. Immunizations will continue to be a key priority in fiscal 2017.

        At the same time, helping our patients take their medications as prescribed continues to be a critical opportunity to improve their health and wellness while also lowering healthcare costs by avoiding illnesses and hospital visits. To support our ongoing efforts, in fiscal 2016 we launched One Trips Refills, which allows our patients to refill all of their monthly maintenance medications by making a single trip to the pharmacy. The program has been well received by our patients, and when combined with our existing services to send alerts via text message, e-mail or phone when a prescription is ready to be picked up, it creates a more patient-friendly experience for our Rite Aid customers.

        An important part of our retail healthcare strategy continues to be finding ways to integrate our expanded suite of healthcare assets with our base of conveniently located retail pharmacies to deliver a higher level of care and service in our communities. This includes leveraging our store base and the capabilities of EnvisionRx in our efforts to create compelling pharmacy offerings across retail, specialty and mail-order channels; deliver cost-effective solutions to employers and health plans; and drive growth. When combined with Rite Aid's retail platform, EnvisionRx's comprehensive suite of services allows Rite Aid to provide additional value and broader choice to customers, patients and payors and will better position us to meet their needs.

        Our Pharmacy Services segment's business strategy centers on providing innovative pharmaceutical solutions and quality client service in order to help improve clinical outcomes for our clients' plan members while assisting our clients and their plan members in better managing overall health care costs. Our clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States. Our goal is to produce superior results for our clients and their plan members by leveraging our expertise in core PBM services, including: plan design offerings and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy services, retail pharmacy network management services, clinical services, disease management services, and other spend management.

        RediClinic also represents a key component of our efforts to expand Rite Aid's retail healthcare offering. As of February 27, 2016, we had 43 RediClinics operating in Rite Aid stores throughout the Philadelphia, Seattle and Baltimore/Washington, D.C. markets. Including our locations in Texas, we operated a total of 78 RediClinics at the end of fiscal 2016 compared to 55 at the end of the previous fiscal year.

        In addition, we continue to leverage the coaching capabilities of Health Dialog to support the innovative Rite Aid Health Alliance program. Through Rite Aid Health Alliance, we partner with local physicians and support patients with chronic conditions in achieving positive health outcomes. Participating physicians recommend our program to patients with one or more chronic conditions such as congestive heart failure, COPD, high cholesterol and diabetes. Once a patient enrolls, Rite Aid pharmacists and specially trained in-store care coaches, which are provided by Health Dialog, work with the physician to create a personalized health care action plan and engage with the patient between physician visits to support the patient in implementing the plan and improving overall health. As of February 27, 2016, the Rite Aid Health Alliance program included partnerships with eight medical practices.

        wellness+ with Plenti—Since the launch of wellness+ in April 2010, this free loyalty program has provided customers and patients with the opportunity to earn significant discounts and wellness rewards in return for being loyal Rite Aid shoppers. Enrolled members earn rewards based on the accumulation of points for certain front-end and prescription purchases. The program has been well received by Rite Aid customers and continues to provide significant value to members earning enough points to reach the Gold, Silver or Bronze tier levels. Gold members, for example, receive a tiered discount of 20-percent off most items in the store for an entire year. In addition, all wellness+ members receive exclusive sale pricing and wellness rewards.

        We have expanded wellness+ in recent years by launching both wellness+ for diabetes and wellness65+ for seniors. In fiscal 2016, we significantly enhanced our program by partnering with other highly respected brands such as AT&T, ExxonMobil, Macy's, Nationwide, Direct Energy, Hulu and American Express to launch Plenti, the first coalition loyalty program in the U.S.

        Plenti, which at Rite Aid has been incorporated into wellness+ to create wellness+ with Plenti, allows consumers to earn and use points across a range of well-known brands in different industries. Through wellness+ with Plenti, our customers can use one card and earn two kinds of points. Members continue to earn wellness+ points toward various benefits at Rite Aid including discounts of up to 20% off storewide, exclusive sale prices and 24/7 access to a pharmacist. When the enhanced program launched in May, +UP Rewards became Plenti points. Members are now able to earn Plenti points whenever they make qualifying purchases at Rite Aid and all other Plenti partners. Plenti points offer the same savings as +UP Rewards and provide even more value to customers since they can be used for savings at Rite Aid as well as certain other Plenti partners including AT&T, ExxonMobil, Macy's, Nationwide, Direct Energy, Hulu and American Express. Customers have at least two years to use their Plenti points.

        We experienced strong membership growth in fiscal 2016, with 26.5 million customers enrolled in wellness+ with Plenti and millions more enrolled by our partners throughout the coalition. In addition, 57% of transactions at Rite Aid now involve a wellness+ with Plenti card. We've also been highly successful in converting our gold and silver wellness+ members—our most loyal and valuable customers—to the enhanced program. As of the end of fiscal 2016, 98% of gold members and 93% of silver members were enrolled in wellness+ with Plenti.

        Wellness Store Remodels—In fiscal 2016, we continued to strengthen Rite Aid as a wellness destination by completing additional Wellness store remodels. As a result, our total number of Wellness stores reached 2,042 by the end of the fiscal year, which means that nearly 45% of all Rite Aid stores are now Wellness stores. We also constructed our first net-new Wellness store—our first net new store in five years—as we continue building up our real estate pipeline for additional net new stores and relocations heading forward.

        In addition to improved interior design, expanded clinical pharmacy services, innovative merchandising and new wellness product offerings, Wellness stores are staffed with our unique Wellness Ambassadors, who serve as a bridge from the front-end of our stores to the pharmacy and provide an added level of customer service. Our customers have responded favorably to this unique store format. Our Wellness stores are outperforming the rest of our chain in terms of both front-end same store sales and same store prescription count growth.

        We plan to complete 350 additional Wellness remodels in fiscal 2017 along with 50 relocations and net new store openings. We believe these efforts represent a cost-effective way to strengthen our store base, grow sales and offer our customers an engaging wellness experience.

        Prescription File Purchases—In fiscal 2016, we increased the amount of capital spent on the purchase of prescription files to $128.6 million, up from $112.6 million in fiscal 2015. We have allocated $125 million of our fiscal 2017 capital expenditures budget for prescription file buys as they typically deliver a strong return on investment.

        Drug Purchasing and Distribution Efficiencies—In February 2014, we announced an expanded agreement with our long-time partner McKesson for pharmaceutical purchasing and distribution. As part of this five-year agreement, McKesson has assumed responsibility for purchasing all brand and generic medications we dispense in our stores as well as delivering those medications to our nearly 4,600 store locations. This drug purchasing and distribution arrangement is generating lower product costs, working capital benefits and improved in-stock positions that are in line with our expectations.

We have also leveraged daily deliveries from McKesson to significantly reduce pharmacy inventory at stores.

        Private Brands—Our private brand items continue to resonate with consumers as private brand penetration has increased from 16% in fiscal 2011 to 18.7% in fiscal 2016. Throughout fiscal 2016, we continued our efforts to create a world-class portfolio of private brand items, which offer great value to our customers, strong margins for Rite Aid and help to differentiate our offering from the competition. We introduced our new Big Win brand, which offers budget-friendly value on high quality consumable items, as well as Dreamhouse, which offers indulgent yet affordable treats. In addition, we completed the chainwide launch of Receutics, an exclusive dermatologist strength over-the-counter skin repair brand. We plan to introduce additional brands and items throughout fiscal 2017.

        Enhanced Digital and Technology Offerings—Over the past few years, we have been highly focused on improving the customer experience by providing enhanced digital resources that better reflect our brand of health and wellness. These efforts have included the launch of our new and improved www.riteaid.com website, an enhanced mobile app and our new e-commerce site that provides online shoppers with easier navigation. In fiscal 2016, we built upon these efforts by accepting mobile payments such as Apple Pay and Google Wallet at all stores. We also have installed proximity beacons that give us a better understanding of our customer base so that we can better meet their needs.

        Customer Service—We have put several store programs in place to improve customer service, including the addition of Wellness Ambassadors in more stores. We are also investing in training for our store associates to deliver a consistently outstanding experience for our customers. We continue to invest in technology to make it easier for our store associates to perform necessary tasks both at the point of sale and on the sales floor. By providing our associates with the ability to execute these tasks more efficiently, we give our store teams more time to focus on providing excellent service to our customers.

        Cost Control—After years of reducing our SG&A expense and completing several refinancing transactions to lower our interest expense, we have effectively managed our costs even as we make critical investments for growth such as acquiring EnvisionRx, supporting wellness+ with Plenti and continuing to complete Wellness store remodels and prescription file buys. We will continue to focus on controlling costs in fiscal 2017 so that we can maximize the benefits of our sales and customer service initiatives along with our capital investments.

Products and Services

        Sales of prescription drugs for our Retail Pharmacy segment represented approximately 69.1%, 68.8% and 67.9% of our total drugstore sales in fiscal years 2016, 2015 and 2014, respectively. In fiscal years 2016, 2015 and 2014, prescription drug sales were $18.4 billion, $18.1 billion and $17.2 billion, respectively. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

        We carry a full assortment of non-prescription, or front end, products. The types and number of front end products in each store vary, and selections are based on customer needs and preferences and available space. No single front end product category contributed significantly to our sales during fiscal 2016. Our Retail Pharmacy segment's principal classes of products in fiscal 2016 were the following:

Product Class	Percentage of Sales
Prescription drugs	69.1%
Over-the-counter medications and personal care	9.8%
Health and beauty aids	4.8%
General merchandise and other	16.3%

        We offer a wide variety of products under our private brands in virtually every department. We intend to increase the private brand sales percentage in fiscal 2017 by expanding our product lines, entering new categories and enhancing our seasonal programs. We believe that our assortment is differentiated and a compelling value to our customers based on our quality standards and everyday value pricing.

        We have a strategic alliance with GNC under which we have opened over 2,300 GNC stores within Rite Aid stores as of February 27, 2016 and have a contractual commitment to open at least 170 additional GNC stores within Rite Aid stores by December 2019. We incorporate the GNC stores within Rite Aid stores concept into many of our new and relocated stores and into many of our Wellness remodels. GNC is a leading nationwide retailer of vitamin and mineral supplements, personal care, fitness and other health-related products.

        Through our 100 percent owned subsidiary, EnvisionRx, we offer a broad range of pharmacy-related services. In addition to its transparent and traditional PBM offerings through the EnvisionRx and MedTrak PBMs, EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services. Through its Envision Insurance Company, EnvisionRx also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. In addition, Envision Rx, through its state of the art Laker Software, performs prescription adjudication services for its own as well as other PBM's.

Technology

        All of our stores are integrated into a common information system, which enables our customers to fill or refill prescriptions in any of our stores throughout the country, reduces chances of adverse drug interactions, and enables our pharmacists to fill prescriptions more accurately and efficiently. Our customers may also order prescription refills over the Internet through our website, www.riteaid.com, our mobile app, or over the phone through our telephonic automated refill systems for pick up at a Rite Aid store. We have automated pharmacy dispensing units in high volume stores, which are linked to our pharmacists' computers that fill and label prescription drug orders. The efficiency of these units allows our pharmacists to spend more time consulting with our customers. Additionally, each of our stores employs point-of-sale technology that supports sales analysis and recognition of customer trends. This same point- of-sale technology facilitates the maintenance of perpetual inventory records which, together with our sales analysis, drives our automated inventory replenishment process.

        We continue to embrace technology as a way to enhance the customer experience. Our mobile app, which is available for download for both the Android and iPhone platforms, allows our customers to use their smartphones to manage their wellness + account, refill prescriptions, access the weekly circular to view sale items, order photo prints and locate a nearby Rite Aid store. We have continued to strengthen our presence on social media sites such as Facebook, Twitter and Pinterest through unique promotions and contests.

Sources and Availability of Raw Materials

        During fiscal 2014, we purchased brand pharmaceuticals and some generic pharmaceuticals from McKesson Corporation ("McKesson"). Beginning in fiscal 2015, in connection with our pharmaceutical purchasing and delivery arrangement ("Purchasing and Delivery Arrangement") with limited exceptions, we purchased all of our branded pharmaceutical products and almost all of our generic (non-brand name) pharmaceutical products from McKesson. If our relationship with McKesson were disrupted, we could temporarily have difficulty filling prescriptions for branded and generic drugs until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes.

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

Customers and Third Party Payors

        During fiscal 2016, our stores filled approximately 305 million prescriptions and served an average of 2.0 million customers per day. The loss of any one customer would not have a material adverse impact on our results of operations.

        In fiscal 2016, 97.8% of our pharmacy sales were to customers covered by third party payors (such as insurance companies, prescription benefit management companies, government agencies, private employers or other managed care providers) that agree to pay for all or a portion of a customer's eligible prescription purchases based on negotiated and contracted reimbursement rates. During fiscal 2016, the top five third party payors accounted for approximately 70.4% of our pharmacy sales. The largest third party payor, Express Scripts, represented 25.3% of our pharmacy sales.

        During fiscal 2016, Medicaid and related managed care Medicaid payors sales were approximately 19.9% of our pharmacy sales, of which the largest single Medicaid payor was approximately 1.5% of our pharmacy sales. During fiscal 2016, approximately 31.9% of our pharmacy sales were to customers covered by Medicare Part D.

        Through our new Pharmacy Services segment we provide innovative pharmaceutical solutions for our clients which are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States.

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

Marketing and Advertising

        In fiscal 2016, marketing and advertising expense was approximately $307.8 million, which was spent primarily on weekly circular, broadcast and digital advertising. Our marketing and advertising activities centered primarily on the following:

  •
  Product price promotions to draw customers to our stores;

  •
  Our wellness + with Plenti loyalty program, which benefits members based on accumulating wellness+ points for certain front end and prescription purchases that qualify for savings of up to 20% off every day for a year, and Plenti point rewards to provide members additional savings at Rite Aid and certain other Plenti partners like AT&T, ExxonMobil, Macy's, Nationwide, Direct Energy, Hulu and American Express;

  •
  Emphasis on the value of our private brand products;

  •
  Support of specific initiatives and stores, including competitor market intrusion and prescription file buys and new and remodeled store grand openings; and

  •
  Our vision to be the customer's first choice for health and wellness products, services and information.

        Under the umbrella of our "With Us It's Personal" positioning, we promote educational programs focusing on specific health conditions and pharmacy and clinical services to drive brand preference including our One Trip Refills, immunization and Quit For You smoking cessation programs. We believe all of these programs will help us improve customer satisfaction and grow profitable sales.

Associates

        We believe that our relationships with our associates are good. As of February 27, 2016, we had approximately 88,000 Retail Pharmacy segment associates: 11% were pharmacists, 43% were part-time and 26% were represented by unions. Additionally, we have approximately 1,500 Pharmacy Services segment associates. Associate satisfaction is critical to our success. Annually we survey our associates to obtain feedback on various employment-related topics, including job satisfaction and their understanding of our core values and mission.

        The pharmacist shortage has eased significantly. The increase in the number of graduates from U.S. Schools of Pharmacy is meeting our workforce demand. However, pharmacist employment opportunities still exist in certain areas.

Research and Development

        We do not make significant expenditures for research and development.

Licenses, Trademarks and Patents

        The Rite Aid name is our most significant trademark and the most important factor in marketing our stores and private brand products. We hold licenses to sell beer, wine and liquor, cigarettes and lottery tickets. As part of our strategic alliance with GNC, we have a license to operate GNC "stores-within-Rite Aid-stores." We also hold licenses to operate our pharmacies and our distribution facilities. Through our recently acquired 100% owned subsidiary Envision Rx, we hold a license to conduct Medicare Part D business with CMS.

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

        PBMs are subject to federal, state, and local statutes and regulations, which govern their operations. In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners ("NAIC") have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities. Similarly, credentialing organizations such as the National Committee for Quality Assurance ("NCQA") and the Utilization Review Accreditation Commission ("URAC") may establish voluntary standards regarding PBM or specialty pharmacy activities. While the actions of these quasi-regulatory or standard-setting organizations do not have the force of law, they may influence states to adopt their requirements or recommendations and influence client requirements for PBM or specialty pharmacy services. Moreover, any standards established by these organizations could also impact health plan clients and/or the services provided to them. PBMs also operate within the governance set forth by the Medicare Part D program, which makes prescription drug coverage available to eligible Medicare beneficiaries through private insurers. This program regulates all aspects of the provision of Medicare drug coverage, including enrollment, formularies, pharmacy networks, marketing, and claims processing. The Medicare Part D program has undergone significant legislative and regulatory changes since its inception, and continues to attract a high degree of legislative and regulatory scrutiny. The applicable government rules and regulations are expected to continue to evolve in the future.

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

        Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, Extensible Business Reporting Language (XBRL) data files of our annual report and quarterly reports beginning with our fiscal 2014 first quarter 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as reasonably practicable after we file these reports with, or furnish them to, the SEC. We do not intend for the information contained on our website to be part of this annual report on Form 10-K.

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

        We had, as of February 27, 2016, $7.0 billion of outstanding indebtedness and stockholders' equity of $581.4 million. We also had additional borrowing capacity under our $3.7 billion amended and restated senior secured revolving credit facility (the "Amended and Restated Senior Secured Credit Facility" or "revolver") of $1,530.7 million, net of outstanding letters of credit of $69.3 million. Our earnings were sufficient to cover fixed charges for fiscal 2016, 2015 and 2014 by $278.2 million, $426.7 million and $233.4 million, respectively. However, our earnings were insufficient to cover fixed charges and preferred stock dividends for fiscal 2013 and 2012 by $14.0 million and $412.4 million, respectively.

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

        Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our ability to maintain our operating performance, which will be subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. We cannot provide assurance that our business will generate sufficient cash flow from operations to fund our cash requirements and debt service obligations.

        We believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal 2017 and have no significant debt maturities prior to January 2020. However, if our operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, we could face liquidity constraints. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or refinance our indebtedness could have a material adverse effect on us.

Borrowings under our senior secured credit facility are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.

        As of February 27, 2016, $3.0 billion of our outstanding indebtedness bore interest at a rate that varies depending upon the London Interbank Offered Rate ("LIBOR"). Borrowings under our Second Lien facilities Tranche 1 Term Loan due August 2020 (the "Tranche 1 Term Loan") and Tranche 2 Term Loan due June 2021 (the "Tranche 2 Term Loan") are subject to a minimum LIBOR floor of 100 basis points. Borrowings under our Amended and Restated Senior Secured Credit Facility are most sensitive because they are not subject to a minimum LIBOR floor. If LIBOR rises, the interest rates on outstanding debt will increase. Therefore an increase in LIBOR would increase our interest payment obligations under those loans and have a negative effect on our cash flow and financial condition. We currently do not maintain hedging contracts that would limit our exposure to variable rates of interest.

The covenants in the instruments that govern our current indebtedness may limit our operating and financial flexibility.

        The covenants in the instruments that govern our current indebtedness limit our ability to:

  •
  incur debt and liens;

  •
  pay dividends;

  •
  make redemptions and repurchases of capital stock;

  •
  make loans and investments;

  •
  prepay, redeem or repurchase debt;

  •
  engage in acquisitions, consolidations, asset dispositions, sale- leaseback transactions and affiliate transactions;

  •
  change our business;

  •
  amend some of our debt and other material agreements;

  •
  issue and sell capital stock of subsidiaries;

  •
  restrict distributions from subsidiaries; and

  •
  grant negative pledges to other creditors.

        The senior secured credit facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our senior secured credit facility has a financial covenant which requires us to maintain a minimum fixed charge coverage ratio. The covenant requires that, if availability under the revolving credit facility (a) on any date is less than $200.0 million, or (b) for three consecutive business days is less than $250.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of February 27, 2016, we had availability under our revolving credit facility of $1,530.7 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the senior secured credit facility's financial covenant. Upon closing of the Merger, we expect that all amounts due under the Amended and Restated Credit Facility, Tranche 1 Term Loan and Tranche 2 Term Loan will be paid in accordance with the terms of the Merger Agreement (See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Liquidity").

Our stockholders will experience dilution if we issue additional common stock.

        The Merger Agreement limits our ability to issue additional capital stock, subject to certain exceptions. However, any additional future issuances of common stock will reduce the percentage of our common stock owned by investors who do not participate in such issuances. In most circumstances, stockholders will not be entitled to vote on whether or not we issue additional shares of common stock. The market price of our common stock could decline as a result of issuances of a large number of shares of our common stock or the perception that such issuances could occur.

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

        We purchase all of our brand prescription and, with limited exceptions, all of our generic drugs from a single wholesaler, McKesson. Because McKesson acts as a wholesaler for drugs purchased from ultimate manufacturers worldwide, any disruption in the supply of a given drug, including supply shortages of key ingredients, or regulatory actions by domestic or foreign governmental agencies, or specific actions taken by drug manufacturers, could adversely impact McKesson's ability to fulfill our demands, which could adversely affect us. Pharmacy sales represented approximately 69.1% of our total drugstore sales during fiscal 2016. While we believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available, a significant disruption in our relationship with McKesson could make it difficult for us to continue to operate our business on a regular basis until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes. We believe we could obtain and qualify alternative sources, including through self-distribution, for substantially all of the prescription drugs we sell on an acceptable basis, and accordingly that the impact of any disruption would be temporary.

A significant disruption in our computer systems or a cyber security breach could adversely affect our operations.

        We rely extensively on our computer systems, including those used by EnvisionRx, RediClinic, and Health Dialog, to manage our ordering, pricing, point-of-sale, inventory replenishment and other processes. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. Although we deploy an information security program that is developed with a multi-layered approach to address information security threats and vulnerabilities, including ones from a cyber security standpoint, designed to protect confidential information against data security breaches, a compromise of our information security controls or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could adversely affect our business, financial position and results of operations. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Any compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or our data could also result in a violation of applicable privacy, information security, and other laws, significant legal and financial exposure, fines or lawsuits, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business. Although we maintain cyber security insurance, we cannot assure you that the coverage limits under our insurance program will be adequate to protect us against future claims. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

        We accept payments using a variety of methods, including cash, checks, credit and debit cards, gift cards and mobile payment technology, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.

If we fail to protect the security of personal information about our customers and associates, we could be subject to costly government enforcement actions or private litigation.

        Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our web site, or otherwise communicate and interact with us. We also gather and retain information about our associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. We also participate in the Plenti coalition with American Express, in which we provide detailed customer information to allow them to administer the coalition program. Despite instituted safeguards for the protection of such information, security could be compromised and confidential customer or business information misappropriated, for which we have paid related penalties in the past. Loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, payment card associations and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, compliance with more rigorous privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

Risks Related to the Retail Pharmacy and PBM Industries in which we Operate

The markets in which we operate are very competitive and further increases in competition could adversely affect us.

        We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Competition from discount stores has significantly increased during the past few years. Some of our competitors have or may merge with or acquire pharmaceutical services companies, pharmacy benefit managers, mail order facilities or enter into strategic partnership alliances with wholesalers, which may further increase competition. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. We also face competition from other PBMs, including large, national PBMs, PBMs owned by national health plans and smaller standalone PBMs. Certain of these competitors entered into the pharmacy benefit management industry before us, and there is no assurance that we will successfully compete with entities with more established pharmacy benefit management businesses. Further, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. The ability of our stores to achieve profitability depends on their ability to achieve a critical mass of loyal, repeat customers. We cannot assure you that we will be able to continue to effectively compete in our markets or increase our sales volume in response to further increased competition.

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

        Sales of prescription drugs reimbursed by third party payors, including the Medicare Part D plans and state sponsored Medicaid and related managed care Medicaid agencies, represented 97.8% of our Retail Pharmacy segment business in fiscal 2016.

        The continued efforts of the Federal government, health maintenance organizations, managed care organizations, pharmacy benefit management companies, other State and local government entities, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may impact our profitability. In addition, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers. Any significant loss of third-party business could have a material adverse effect on our business and results of operations. In particular, there has been a growth in the number of preferred Medicare Part D networks, many of which we are excluded from participating in. Also increased utilization of generic pharmaceuticals has resulted in pressure to decrease reimbursement payments to retail and mail order pharmacies for generic drugs, causing a reduction in generic profit rate. Historically, the effect of this trend has been mitigated by our efforts to negotiate reduced acquisition costs of generic pharmaceuticals with manufacturers. Additionally, it has resulted in us providing contractual financial performance guarantees to certain of our PBM clients with respect to minimum generic drug price discounts for our retail pharmacy network and mail order pharmacy. Any inability to achieve guaranteed minimum generic drug price discounts provided to our PBM clients could have an adverse effect on our results of operations.

        In addition, during the past several years, the United States health care industry has been subject to an increase in governmental regulation, licensing, and audits at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are continuing at the federal and state government levels. Changing political, economic and regulatory influences may significantly affect health care financing and reimbursement practices. A change in the composition of pharmacy prescription volume toward programs offering lower reimbursement rates could negatively impact our profitability.

        The Patient Protection and Affordable Care Act, signed into law on March 23, 2010 (the "Patient Care Act") enacted an AMP reimbursement formula for multi-source drugs. The formula, when implemented, may reduce Medicaid reimbursements which could affect our revenues and profits. There have also been a number of other recent proposals and enactments by the Federal government and various states to reduce Medicare Part D and Medicaid reimbursement levels in response to budget problems. We expect other similar proposals in the future.

        Further, it is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace Average Wholesale Price ("AWP"), which is the pricing reference used for many of our PBM client contracts, pharmaceutical manufacturer rebate agreements, retail pharmacy network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of drug payments. Future changes to the use of AWP or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact the reimbursement we receive from Medicare programs and Medicaid health plans, the reimbursement we receive from PBM clients and other payors and/or our ability to negotiate rebates with pharmaceutical manufacturers, acquisition discounts with wholesalers and retail discounts with network pharmacies. The effect of these possible changes on our business cannot be predicted at this time.

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

        Additionally, Congress passed the Patient Care Act in 2010, which is resulting in significant structural changes to the health insurance system. Although many of the structural changes enacted by Patient Care Act were implemented in 2014, some of the applicable regulations and sub-regulatory guidance have not yet been issued and/or finalized (e.g., nondiscrimination in health programs and activities, excise tax on high cost employer sponsored coverage). Therefore, uncertainty remains as to the full impact of Patient Care Act on our business. We cannot predict what effect, if any, the remaining Patient Care Act changes may have on our retail pharmacy and pharmacy services businesses. It is possible that other unanticipated legislative or market-driven changes in the health care system could also occur, and the upcoming presidential election may result in additional proposals and/or changes to health care system legislation.

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

Risks of declining gross margins in the PBM industry could adversely impact our profitability.

        The PBM industry has been experiencing margin pressure as a result of competitive pressures and increased client demands for lower prices, enhanced service offerings and/or better service levels, and higher rebate yields. With respect to rebate yields, we maintain contractual relationships with brand name pharmaceutical manufacturers that provide for rebates on drugs dispensed by pharmacies in our retail network and by its mail order pharmacy (all or a portion of which may be passed on to clients). Manufacturer rebates often depend on a PBM's ability to meet contractual market share or other requirements, including in some cases the placement of a manufacturer's products on the PBM's formularies. If we lose our relationship with one or more pharmaceutical manufacturers, or if the rebates provided by pharmaceutical manufacturers decline, our business and financial results could be adversely affected. Further, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to patent term extensions, rebate arrangements with pharmaceutical manufacturers, or to formulary management or other PBM services could also reduce the manufacturer rebates we receive.

        We also maintain contractual relationships with participating pharmacies that provide for discounts on retail transactions for generic drugs and brand drugs dispensed by pharmacies in our retail network. If we lose our relationship with one or more of the larger pharmacies in our network, or if the retail discounts provided by network pharmacies decline, our business and financial results could be adversely affected. In addition, changes in federal or state laws or regulations or the adoption of new laws or regulations relating to claims processing and billing, including our ability to collect network administration and technology fees, could adversely impact our profitability.

The possibility of PBM client loss and/or the failure to win new PBM business could impact our ability to secure new business.

        Our PBM business generates net revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan members. PBM client contracts often have terms of approximately three years in duration, so approximately one third of a PBM's client base typically is subject to renewal each year. In some cases, however, PBM clients may negotiate a shorter or longer contract term or may require early or periodic renegotiation of pricing prior to expiration of a contract. In addition, the reputational impact of a service-related incident could negatively affect our ability to grow and retain our client base. Further, the PBM industry has been impacted by consolidation activity that may continue in the future. In the event one or more of our PBM clients is acquired by an entity that obtains PBM services from a competitor, we may be unable to retain all or a portion of our clients' business. For these reasons, we continually face challenges in competing for new PBM business and retaining or renewing our existing PBM business. There can be no assurance that we will be able to win new business or secure renewal business on terms as favorable to us as the present terms. These circumstances, either individually or in the aggregate, could result in an adverse effect on our business and financial results.

Regulatory or business changes relating to our participation in Medicare Part D, the loss of Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D, may adversely impact our business and our financial results.

        One of our subsidiaries, Envision Insurance Company ("EIC"), is an insurer domiciled in Ohio (with Ohio as its primary insurance regulator) and licensed in all 50 states, and is approved to function as a Medicare Part D Prescription Drug Plan ("PDP") plan sponsor for purposes of individual insurance products offered to Medicare-eligible beneficiaries and for purposes of making employer/union-only group waiver plans available for eligible clients. We also provide other products and services in support of our clients' Medicare Part D plans or the Federal Retiree Drug Subsidy program. We have made, and may be required to make further, substantial investments in the personnel and technology necessary to administer our Medicare Part D strategy. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program and we can give no assurance that these risks will not materially adversely impact our business and financial results in future periods.

        EIC is subject to various contractual and regulatory compliance requirements associated with participating in Medicare Part D. EIC is subject to certain aspects of state laws regulating the business of insurance in all jurisdictions in which EIC offers its PDP plans. As a PDP sponsor, EIC is required to comply with Federal Medicare Part D laws and regulations applicable to PDP sponsors. Additionally, the receipt of Federal funds made available through the Part D program by us, our affiliates, or clients is subject to compliance with the Part D regulations and established laws and regulations governing the Federal government's payment for healthcare goods and services, including the Anti-Kickback Statute and the False Claims Act. Similar to our requirements with other clients, our policies and practices associated with operating our PDP are subject to audit. If material contractual or regulatory non-compliance was to be identified, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, could be imposed. Further, the adoption or promulgation of new or more complex regulatory requirements associated with Medicare may require us to incur significant compliance-related costs which could adversely impact our business and our financial results.

        In addition, due to the availability of Medicare Part D, some of our employer clients may decide to stop providing pharmacy benefit coverage to retirees, instead allowing the retirees to choose their own Part D plans, which could cause a reduction in demand for our Medicare Part D group insurance products. Extensive competition among Medicare Part D plans could also result in the loss of Medicare Part D members by our managed care customers, which would also result in a decline in our membership base. For example, if we were to lose our current Star rating with the Centers of Medicare and Medicaid Services, fewer customers may select our plans, which could have an adverse effect on our financial results. Like many aspects of our business, the administration of the Medicare Part D program is complex. Any failure to execute the provisions of the Medicare Part D program may have an adverse effect on our financial position, results of operations or cash flows. As discussed above, in March 2010, comprehensive healthcare reform was enacted into federal law through the passage of the Patient Care Act. Additionally, as described above, the Patient Care Act contains various changes to the Part D program and could have a financial impact on our PDP and our clients' demand for our other Part D products and services.

Failure to timely identify or effectively respond to changing consumer preferences and spending patterns, an inability to expand the products being purchased by our clients and customers, or the failure or inability to obtain or offer particular categories of products could negatively affect our relationship with our clients and customers and the demand for our products and services.

        The success of our business depends in part on customer loyalty, superior customer service and our ability to persuade customers to purchase products in additional categories and our private label brands. Failure to timely identify or effectively respond to changing consumer preferences and spending patterns, an inability to expand the products being purchased by our clients and customers, or the failure or inability to obtain or offer particular categories of products could negatively affect our relationship with our clients and customers and the demand for our products and services.

        We offer our customers private label brand products that are available exclusively at our stores and through our online retail sites. The sale of private label products subjects us to unique risks including potential product liability risks and mandatory or voluntary product recalls, our ability to successfully protect our intellectual property rights and the rights of applicable third parties, and other risks generally encountered by entities that source, market and sell private-label products. Any failure to adequately address some or all of these risks could have an adverse effect on our business, results of operations and financial condition. Additionally, an increase in the sales of our private label brands may negatively affect our sales of products owned by our suppliers which, consequently, could adversely impact certain of our supplier relationships. Our ability to locate qualified, economically stable suppliers who satisfy our requirements, and to acquire sufficient products in a timely and effective manner, is critical to ensuring, among other things, that customer confidence is not diminished. Any failure to develop sourcing relationships with a broad and deep supplier base could adversely affect our financial performance and erode customer loyalty.

        Moreover, customer expectations and new technology advances from our competitors have required that our business evolve so that we are able to interface with our retail customers not only face-to-face in our stores but also online and via mobile and social media. Our customers are using computers, tablets, mobile phones and other electronic devices to shop in our stores and online, as well as to provide public reactions concerning each facet of our operation. If we fail to keep pace with dynamic customer expectations and new technology developments, our ability to compete and maintain customer loyalty could be adversely affected.

        Finally, EnvisionRx's specialty pharmacy business focuses on complex and high-cost medications that serve a relatively limited universe of patients. As a result, the future growth of our specialty pharmacy business is dependent largely upon expanding our base of drugs or penetration in certain treatment categories. Any contraction of our base of patients or reduction in demand for the prescriptions we currently dispense could have an adverse effect on our business, financial condition and results of operations.

Risks Related to the Proposed WBA Merger

The Merger with WBA is subject to closing conditions, including governmental and regulatory approvals as well as other uncertainties and there can be no assurances as to whether and when it may be completed. Failure to complete the Merger could negatively impact our stock price, future business and financial results.

        There can be no assurance that the proposed Merger with WBA will occur. On February 4, 2016, the proposal to adopt the Merger was approved by holders of approximately 74% of our outstanding common stock entitled to vote as of the record date. However, completion of the Merger is subject to certain conditions, including, among others, (i) the absence of any order or law prohibiting the Merger; (ii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the accuracy of the parties' respective representations and warranties, subject in some instances to materiality or "Material Adverse Effect" qualifiers, as of the date of the Merger Agreement and the closing date of the Merger; (iv) the parties' respective performance in all material respects (or, with respect to Rite Aid's specified obligations relating to incurring indebtedness, in all respects) of their respective agreements and covenants contained in the Merger Agreement at or prior to the closing of the Merger; and (v) the absence of a "Material Adverse Effect" with respect to us, since the execution of and as defined in the Merger Agreement, including the absence of any event, development, circumstance, change, effect, condition or occurrence that results in, at closing, Rite Aid's last twelve (12) months Adjusted EBITDA (as such term is defined in the Merger Agreement), being less than $1.075 billion determined as of the end of the last fiscal month ended prior to closing for which internal financial statements of Rite Aid are available. While we believe we will receive the requisite approvals, there can be no assurance that these and other conditions to closing will be satisfied at all or satisfied on the proposed terms and schedules as contemplated by the parties. Satisfaction of the closing conditions may delay the completion of the Merger, and if certain closing conditions are not satisfied prior to the end date specified in the Merger Agreement, the parties will not be obligated to complete the Merger.

        If the Merger is not completed for any reason, we will have incurred substantial expenses. We have incurred substantial legal, accounting and financial advisory fees that are payable by us whether or not the Merger is completed, and our management has devoted considerable time and effort in connection with the pending Merger. If the Merger Agreement is terminated under certain limited circumstances, the Merger Agreement may require us to pay WBA a termination fee of $325 million. For these and other reasons, a failed merger could materially adversely affect our business, operating results or financial condition. In addition, the trading price of our common stock could be adversely affected to the extent that the current price reflects an assumption that the Merger will be completed.

The pendency of the Merger may cause disruptions in our business, which could have an adverse effect on our business, financial condition or results of operations.

        The pendency of the Merger could cause disruptions in and create uncertainty regarding our business, which could have an adverse effect on our financial condition and results of operations, regardless of whether the Merger is completed. These risks, which could be exacerbated by a delay in the completion of the Merger, include the following:

  •
  certain vendors may change their programs or processes which might adversely affect the supply or cost of the products, which then might adversely affect our stores sales or gross profit;

  •
  negotiations with third party payors might be adversely affected which then might adversely affect our stores sales or gross profit;

  •
  our current and prospective associates may experience uncertainty about their future roles with WBA, which might adversely affect our ability to attract and retain key personnel;

  •
  key management and other employees may be difficult to retain or may become distracted from day-to-day operations because matters related to the Merger may require substantial commitments of their time and resources, which could adversely affect our operations and financial results;

  •
  our current and prospective customers may experience uncertainty about the ability of our stores to meet their needs, which might cause customers to make purchases or fill their prescriptions elsewhere;

  •
  our ability to pursue alternative business opportunities, including strategic acquisitions, is limited by the terms of the Merger Agreement. If the Merger is not completed for any reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected;

  •
  our ability to make appropriate changes to our business may be restricted by covenants in the Merger Agreement; these restrictions generally require us to conduct our business in the ordinary course and subject us to a variety of specified limitations absent WBA's prior written consent. We may find that these and other contractual restrictions in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable; and

  •
  the costs and potential adverse outcomes of litigation relating to the Merger.

Item 1B.    Unresolved SEC Staff Comments

        None

Item 2.    Properties

        As of February 27, 2016, we operated 4,561 retail drugstores. The average selling square feet of each store in our chain is approximately 9,900 square feet. The average total square feet of each store in our chain is approximately 12,700. The stores in the eastern part of the U.S. average 8,900 selling square feet per store (11,200 average total square feet per store). The stores in the western part of the U.S. average 14,500 selling square feet per store (19,200 average total square feet per store).

        The table below identifies the number of stores by state as of February 27, 2016:

State	Store Count
Alabama	93
California	580
Colorado	20
Connecticut	77
Delaware	42
District of Columbia	7
Georgia	179
Idaho	13
Indiana	10
Kentucky	116
Louisiana	62
Massachusetts	146
Maine	79
Maryland	140
Michigan	275
Mississippi	26
North Carolina	225
Nevada	1
New Hampshire	68
New Jersey	257
New York	604
Ohio	224
Oregon	72
Pennsylvania	537
Rhode Island	44
South Carolina	91
Tennessee	81
Utah	22
Vermont	37
Virginia	190
Washington	139
West Virginia	104

Total	4,561

        Our stores have the following attributes at February 27, 2016:

Attribute	Number	Percentage
Freestanding	2,829	62.0%
Drive through pharmacy	2,462	54.0%
GNC stores within a Rite Aid store	2,338	51.3%

        We lease 4,308 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases. The remaining 253 drugstore facilities are owned.

        We own our corporate headquarters, which is located in a 213,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We lease 558,000 square feet of space in various buildings near Harrisburg, Pennsylvania for document warehousing use and additional administrative personnel. We own additional buildings near Harrisburg, Pennsylvania which total 111,000 square feet and house our model store and additional administrative personnel.

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

        We are leasing a new 900,000 square foot distribution center in Spartanburg, South Carolina (the "Southeast DC"). The Southeast DC lease agreement has an initial term of 15 years with subsequent renewal options. In addition to minimum rental payments, we are also required to reimburse the landlord for taxes, maintenance and insurance. The Southeast DC is expected to start servicing stores in the first half of Fiscal 2017. Once operational, we plan on consolidating our Charlotte, North Carolina, Tuscaloosa, Alabama and Poca, West Virginia distribution centers into the Southeast DC, which will service approximately 1,000 stores in the southeastern United States.

        We also own a 55,600 square foot ice cream manufacturing facility and lease a 32,000 square foot storage facility located in El Monte, California.

        As a result of our April 2014 acquisition of RediClinic, we lease approximately 19,600 square feet in 35 HEB grocery stores in Texas under a master lease agreement that contains various renewal options through 2024.

        As a result of our June 24, 2015 acquisition of EnvisionRx, we lease approximately 242,000 square feet of space in various buildings primarily in Twinsburg, Ohio for additional administrative personnel.

In addition, we own approximately 53,000 square feet of space in North Canton, Ohio for our mail order and specialty drug facilities.

        On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. We also evaluate strategic dispositions and acquisitions of facilities and prescription files. When we reduce in size, close or relocate a store or close distribution center facilities, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of February 27, 2016, we had 7,627,775 square feet of excess space, 4,032,304 square feet of which was subleased.

Item 3.    Legal Proceedings

        As of February 27, 2016, the Company was aware of ten (10) putative class action lawsuits that were filed by purported Company stockholders, against the Company, its directors (the Individual Defendants, together with the Company, the Rite Aid Defendants), Walgreens Boots Alliance, Inc. (WBA) and Victoria Merger Sub Inc., (Victoria) challenging the transactions contemplated by the Merger agreement between the Company and WBA. Eight (8) of these actions were filed in the Court of Chancery of the State of Delaware (Smukler v. Rite Aid Corp., et al., Hirschler v. Standley, et al., Catelli v. Rite Aid Corp., et al., Orr v. Rite Aid Corp., et al., DePietro v. Standley, et al., Abadi v. Rite Aid Corp., et al., Mortman v. Rite Aid Corp., et al., Sachs Investment Grp., et al. v. Standley, et al.). One (1) action was filed in Pennsylvania in the Court of Common Pleas of Cumberland County (Wilson v. Rite Aid Corp., et al.). The complaints in these nine (9) actions alleged primarily that the Company's directors breached their fiduciary duties by, among other things, agreeing to an allegedly unfair and inadequate price, agreeing to deal protection devices that allegedly prevented the directors from obtaining higher offers from other interested buyers for the Company and allegedly failing to protect against certain purported conflicts of interest in connection with the Merger. The complaints further alleged that the Company, WBA and/or Victoria aided and abetted these alleged breaches of fiduciary duty. The complaints sought, among other things, to enjoin the closing of the Merger as well as money damages and attorneys' and experts' fees.

        On December 23, 2015, the eight (8) Delaware actions were consolidated in an action captioned In re Rite Aid Corporation Stockholders Litigation, Consol. C.A. No. 11663-CB (the Consolidated Action). In addition to the claims asserted in the nine (9) complaints discussed above, the operative pleading in the Consolidated Action also included allegations that the preliminary proxy statement contained material omissions, including with respect to the process that resulted in the Merger agreement and the fairness opinion rendered by the Company's banker. On December 28, 2015, the plaintiffs in the Consolidated Action filed a motion for expedited proceedings, which the Court orally denied at a hearing held on January 5, 2016. On March 11, 2016, the Court granted the plaintiffs' notice and proposed order voluntarily dismissing the Consolidated Action as moot, while retaining jurisdiction solely for the purpose of adjudicating plaintiffs' counsel's anticipated application for an award of attorneys' fees and reimbursement of expenses. On April 15, 2016, the Company reached a settlement in principle related to this matter for an immaterial amount.

        A tenth action was filed in the United States District Court for the Middle District of Pennsylvania (the Pennsylvania District Court) asserting a claim for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against all defendants and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants and WBA (Herring v. Rite Aid Corp., et al.). The Herring complaint alleges, among other things, that Rite Aid and its Board of Directors disseminated an allegedly false and materially misleading proxy. The complaint sought to enjoin the shareholder vote on the proposed Merger, a declaration that the proxy was materially false and misleading in violation of federal securities laws, and an award of money damages and attorneys' and experts' fees. On January 14 and 16, 2016, respectively, the plaintiff in the Herring action filed a motion for preliminary injunction and a motion for expedited discovery. On January 21, 2016, the Rite Aid Defendants filed a motion to dismiss the Herring complaint. At a hearing held on January 25, 2016, the Pennsylvania District Court orally denied the plaintiff's motion for expedited discovery and subsequently denied the plaintiff's motion for preliminary injunction on January 28, 2016. On March 14, 2016, the Pennsylvania District Court appointed Jerry Herring, Don Michael Hussey and Joanna Pauli Hussey as lead plaintiffs for the putative class and approved their selection of Robbins Geller Rudman & Dowd LLP as lead counsel. On April 14, 2016, the Pennsylvania District Court granted the plaintiffs' unopposed motion to stay the Herring action for all purposes pending consummation of the Merger.

        The Company has been named in a collective and class action lawsuit, Indergit v. Rite Aid Corporation et al. pending in the United States District Court for the Southern District of New York, filed purportedly on behalf of current and former store managers working in the Company's stores at various locations around the country. The lawsuit alleges that the Company failed to pay overtime to store managers as required under the FLSA and under certain New York state statutes. The lawsuit also seeks other relief, including liquidated damages, punitive damages, attorneys' fees, costs and injunctive relief arising out of state and federal claims for overtime pay. On April 2, 2010, the Court conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery as to certification issues has been completed. On September 26, 2013, the Court granted Rule 23 class certification of the New York store manager claims as to liability only, but denied it as to damages, and denied the Company's motion for decertification of the nationwide collective action claims. The Company filed a motion seeking reconsideration of the Court's September 26, 2013 decision which motion was denied in June 2014. The Company subsequently filed a petition for an interlocutory appeal of the Court's September 26, 2013 ruling with the U. S. Court of Appeals for the Second Circuit which petition was denied in September 2014. Notice of the Rule 23 class certification as to liability only has been sent to approximately 1,750 current and former store managers in the state of New York. Discovery related to the merits of the claims is ongoing. At this time, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit. The Company's management believes, however, that this lawsuit is without merit and is vigorously defending this lawsuit.

        The Company is currently a defendant in several lawsuits filed in state courts in California alleging violations of California wage and hour laws, rules and regulations pertaining primarily to failure to pay overtime, failure to pay for missed meals and rest periods, failure to reimburse business expenses and failure to provide employee seating (the "California Cases"). The lawsuits pertaining to failure to reimburse business expenses and provide employee seating purport to be class actions and seek substantial damages. The single-plaintiff and multi-plaintiff lawsuits regarding failure to pay overtime and failure to pay for missed meals and rest periods, in the aggregate, seek substantial damages. The Company has aggressively challenged the merits of the lawsuits and, where applicable, the allegations that the cases should be certified as class or representative actions.

        With respect to cases involving pharmacist meal and rest periods (Chase and Scherwin v. Rite Aid Corporation pending in Los Angeles County Superior Court and Kyle v. Rite Aid Corporation pending in Sacramento County Superior Court), during the period ended March 1, 2014, the Company recorded a legal accrual with respect to these matters. The Company settled the lawsuit for $9.0 million. Following final approval by the Court earlier in the year, all settlement funds were disbursed in March 2016.

        In the employee seating case (Hall v. Rite Aid Corporation, San Diego County Superior Court), the Court, in October 2011, granted the plaintiff's motion for class certification. The Company filed its motion for decertification, which motion was granted in November 2012. Plaintiff subsequently appealed the Court's order which appeal was granted in May 2014. The Company filed a petition for review of the appellate court's decision with the California Supreme Court, which petition was denied in August 2014. Proceedings in the Hall case are stayed pending a decision by the California Supreme Court in two similar cases. That decision was rendered on April 4, 2016. The Company is conferring with counsel about next steps in the litigation. A further status conference in the case is scheduled for May 13, 2016. With respect to the California Cases (other than Chase and Scherwin and Kyle) , the Company, at this time, is not able to predict either the outcome of these lawsuits or estimate a potential range of loss with respect to said lawsuits.

        The Company was served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney's Office for the Eastern District of Michigan. The subpoena requests records regarding the relationship of Rite Aid's Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs. In connection with the same investigation, the Company was served with a Civil Subpoena Duces Tecum dated February 22, 2013 by the State of Indiana Office of the Attorney General requesting additional information regarding both Rite Aid's Rx Savings Program and usual and customary charges. The Company has responded to both of the subpoenas. To enable the parties to discuss a possible resolution, the Medicaid Fraud Control Units of the several states, commonwealths and the District of Columbia and Rite Aid have entered into an agreement tolling the statute of limitations until October 7, 2015. The parties agreed to extend the tolling agreement until April 7, 2016. At this stage of the proceedings, Rite Aid is unable to predict the outcome of any review by the government of such information.

        On April 26, 2012, the Company received an administrative subpoena from the U.S. Drug Enforcement Administration ("DEA"), Albany, New York District Office, requesting information regarding the Company's sale of products containing pseudoephedrine ("PSE"). In April 2012, it also received a communication from the U.S. Attorney's Office ("USAO") for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 ("CMEA"). Additional subpoenas were issued in 2013, 2014, and 2015 seeking broader documentation regarding PSE sales and recordkeeping requirements. Assistant U.S. Attorneys from the Northern and Eastern Districts of New York and the Southern District of West Virginia are currently investigating, but no charges have been filed. On September 2, 2015 and March 11, 2016, the Company received grand jury subpoenas from the U.S. District Court for the Southern District of West Virginia seeking additional information in connection with the investigation of violations of the CMEA and/or the Controlled Substances Act ("CSA"). Violations of the CMEA or the CSA could result in the imposition of administrative, civil and/or criminal penalties against the Company. The Company is cooperating with the government and continues to provide information responsive to the subpoenas. The Company has entered into a tolling agreement with the USAOs in the Northern and Eastern Districts of New York and entered into a separate tolling agreement with the USAO in the Southern District of West Virginia. Discussions are underway to resolve these matters with those USAOs, but whether an agreement can be reached and on what terms is uncertain. While the Company's management cannot predict the outcome of these matters, it is possible that the Company's results of operations or cash flows could be materially affected by an unfavorable resolution. At this stage of the investigation, Rite Aid is unable to predict the outcome of the investigation.

        In January 2013, the DEA, Los Angeles District Office, served an administrative subpoena on the Company seeking documents related to prescriptions by a certain prescriber. The USAO, Central District of California, also contacted the Company about a related investigation into allegations that Rite Aid pharmacies filled certain controlled substance prescriptions for a number of practitioners after their DEA registrations had expired or otherwise become invalid in violation of the federal Controlled Substances Act and DEA regulations. The Company responded to the administrative subpoena and subsequent informal requests for information from the USAO. The Company met with the USAO and DEA in January 2014 and is involved in ongoing discussions with the government regarding this matter. The Company has entered into a tolling agreement with the USAO. The Company recorded a legal accrual during the period ended March 1, 2014, which was revised during the period ending August 29, 2015. However, Rite Aid cannot predict at this time whether an agreement can be reached and the terms of any agreement.

        The Company was served with a Civil Investigative Demand ("CID") dated June 21, 2013 by the USAO for the Eastern District of California and the Attorney General's Office of the State of California (the "AG"). The CID requested records and responses to interrogatories regarding Rite Aid's Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated "Code 1" by the State of California. The Company produced responsive documents and interrogatory responses to the USAO and AG. The Company and the government are in the process of evaluating the government's allegations and documents produced and have been exchanging position letters concerning the merits of the government's claims. At this stage, Rite Aid is unable to predict the outcome of the investigation.

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

Item 4.    Mine Safety Disclosures

        Not applicable

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is listed on the NYSE under the symbol "RAD." On April 8, 2016, we had approximately 19,480 stockholders of record. Quarterly high and low closing stock prices, based on the composite transactions, are shown below.

Fiscal Year	Quarter	High	Low
2017 (through April 8, 2016)	First	$8.19	$7.94
2016	First	8.87	7.31
	Second	9.32	7.75
	Third	8.67	6.05
	Fourth	7.96	7.58
2015	First	8.38	6.05
	Second	8.50	5.98
	Third	6.64	4.51
	Fourth	8.34	5.39

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

        Pursuant to the terms of the acquisition agreement, we issued approximately 27.8 million shares of common stock in connection with the June 24, 2015 acquisition of EnvisionRx.

STOCK PERFORMANCE GRAPH

        The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Russell 1000 Consumer Staples Index, and (ii) the Russell 1000 Index, over the same period (assuming the investment of $100.00 in our common stock and such indexes on February 26, 2011 and reinvestment of dividends).

        For comparison of cumulative total return, we have elected to use the Russell 1000 Consumer Staples Index, consisting of 51 companies including the three largest drugstore chains, and the Russell 1000 Index. This allows comparison of the company to a peer group of similar sized companies. We are one of the companies included in the Russell 1000 Consumer Staples Index and the Russell 1000 Index. The Russell 1000 Consumer Staples Index is a capitalization-weighted index of companies that provide products directly to consumers that are typically considered nondiscretionary items based on consumer purchasing habits. The Russell 1000 Index consists of the largest 1000 companies in the Russell 3000 Index and represents the universe of large capitalization stocks from which many active money managers typically select.

 STOCK PERFORMANCE GRAPH
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100 on February 26, 2011
February 27, 2016

	2012	2013	2014	2015	2016
RITE AID CORP	130.47	131.25	514.84	623.44	621.88
Russell 1000 Index	105.71	119.99	151.32	173.84	162.52
Russell 1000 Consumer Staples Index	116.37	137.16	157.36	192.30	203.06

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes.

	Fiscal Year Ended
	February 27, 2016 (52 weeks)(*)	February 28, 2015 (52 weeks)	March 1, 2014 (52 weeks)	March 2, 2013 (52 weeks)	March 3, 2012 (53 weeks)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Revenues	$30,736,657	$26,528,377	$25,526,413	$25,392,263	$26,121,222
Costs and expense:
Cost of revenues	22,910,402	18,951,645	18,202,679	18,073,987	19,327,887
Selling, general and administrative expenses	7,013,346	6,695,642	6,561,162	6,600,765	6,531,411
Lease termination and impairment charges	48,423	41,945	41,304	70,859	100,053
Interest expense	449,574	397,612	424,591	515,421	529,255
Loss on debt retirements, net	33,205	18,512	62,443	140,502	33,576
Loss (gain) on sale of assets, net	3,303	(3,799)	(15,984)	(16,776)	(8,703)

Total costs and expenses	30,458,253	26,101,557	25,276,195	25,384,758	26,513,479

Income (loss) before income taxes	278,404	426,820	250,218	7,505	(392,257)
Income tax expense (benefit)	112,939	(1,682,353)	804	(110,600)	(23,686)

Net income (loss)	$165,465	$2,109,173	$249,414	$118,105	$(368,571)

Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.16	$2.17	$0.23	$0.12	$(0.43)

Diluted income (loss) per share	$0.16	$2.08	$0.23	$0.12	$(0.43)

Year-End Financial Position:
Working capital	$1,553,832	$1,736,758	$1,777,673	$1,830,777	$1,934,267
Property, plant and equipment, net	2,255,398	2,091,369	1,957,329	1,895,650	1,902,021
Total assets(1)	11,277,010	8,777,425	6,860,672	6,985,038	7,264,385
Total debt(1)	6,994,136	5,559,116	5,672,944	5,939,850	6,228,295
Stockholders' equity (deficit)	581,428	57,056	(2,113,702)	(2,459,434)	(2,586,756)
Other Data:
Cash flows provided by (used in):
Operating activities	997,402	648,959	702,046	819,588	266,537
Investing activities	(2,401,858)	(593,685)	(364,924)	(346,305)	(221,169)
Financing activities	1,413,028	(85,781)	(320,168)	(506,116)	25,801
Capital expenditures	669,995	539,386	421,223	382,980	250,137
Basic weighted average shares	1,024,377	971,102	922,199	889,562	885,819
Diluted weighted average shares	1,042,362	1,017,861	979,092	907,259	885,819
Number of retail drugstores	4,561	4,570	4,587	4,623	4,667
Number of associates	90,000	89,000	89,000	89,000	90,000

(*)
Includes the results of the Pharmacy Services segment, which was acquired on June 24, 2015.

(1)
As of February 27, 2016, the Company early adopted Accounting Standard Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs issued by the Financial Accounting Standards Board in April 2015. The effect of the adoption on the Company's consolidated balance sheet is a reduction in other assets and long-term debt, net of current maturities of $85,827, $84,199, $93,681, and $99,906 as of February 28, 2015, March 1, 2014, March 2, 2013, and March 3, 2012, respectively.

        As a result of the Acquisition, and the related addition of the Pharmacy Services segment, we now refer to our cost of goods sold as our cost of revenues, as these costs are now inclusive of the cost of prescription drugs sold through the Pharmacy Services segment's retail pharmacy network under contracts where it is the principal.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a full service pharmacy retail healthcare company, providing our customers and communities with the highest level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our new Pharmacy Services segment. We accomplish our goal of delivering comprehensive care to our customers through our 4,561 retail drugstores, 78 RediClinic walk-in retail health clinics and transparent and traditional EnvisionRx and MedTrak pharmacy benefit managers with over 4.0 million plan members. We also offer fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services. Additionally through EIC, EnvisionRx also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide additional value and broader choice to customers, patients and payors and allows us to succeed in today's evolving healthcare marketplace.

        We currently have two reportable business segments: Retail Pharmacy and Pharmacy Services.

  Retail Pharmacy Segment

        Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 4,561 retail locations. In addition, the Retail Pharmacy segment includes 78 RediClinic walk-in retail clinics, of which 43 are located within Rite Aid retail stores in the Baltimore/Washington D.C, Philadelphia and Seattle markets.

  Pharmacy Services Segment

        Our Pharmacy Services segment, which was acquired on June 24, 2015 through our acquisition of EnvisionRx, provides a full range of pharmacy benefit services. The Pharmacy Services segment provides both transparent and traditional pharmacy benefit management ("PBM") options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services; access to the nation's largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC's EnvisionRx Plus product offering. The segment's clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, other sponsors of health benefit plans and individuals throughout the United States.

Pending Merger with Walgreens Boots Alliance, Inc.

        On October 27, 2015, we entered into the Merger Agreement with WBA, and Victoria Merger Sub. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Victoria Merger Sub will merge with and into Rite Aid, with Rite Aid surviving the Merger as a 100 percent owned direct subsidiary of WBA. On February 4, 2016, the proposal to adopt the Merger Agreement was approved by holders of approximately 74% of our outstanding common stock entitled to vote as of the record date of the special meeting. Completion of the Merger is subject to various closing conditions, including but not limited to (i) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any law or order prohibiting the Merger, and (iii) the absence of a material adverse effect on us, as defined in the Merger Agreement. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of our common stock, par value $1.00 per share, issued and outstanding immediately prior to the effective time (other than shares owned by (i) WBA, Victoria Merger Sub or Rite Aid (which will be cancelled), (ii) stockholders who have properly exercised and perfected appraisal rights under Delaware law, or (iii) any direct or indirect 100 percent owned subsidiary of Rite Aid or WBA (which will be converted into shares of common stock of the surviving corporation)) will be converted into the right to receive $9.00 per share in cash, without interest.

        We, WBA and Victoria Merger Sub have each made customary representations, warranties and covenants in the Merger Agreement, including, among other things, that (i) we and our subsidiaries will continue to conduct our business in the ordinary course consistent with past practice between the execution of the Merger Agreement and the closing of the Merger and (ii) we will not solicit proposals relating to alternative transactions to the Merger or engage in discussions or negotiations with respect thereto, subject to certain exceptions. Additionally, the Merger Agreement limits our ability to incur indebtedness for borrowed money and issue additional capital stock, among other things. We currently anticipate that the Merger will close in the second half of calendar 2016.

Overview of Financial Results

        Net Income:    Our net income for fiscal 2016 was $165.5 million or $0.16 per basic and diluted share compared to net income for fiscal 2015 of $2,109.2 million or $2.17 per basic and $2.08 per diluted share. The operating results for fiscal 2016 include the operating results of EnvisionRx subsequent to the June 24, 2015 acquisition date. The decline in our operating results was driven primarily by the prior year reduction of the deferred tax asset valuation allowance of $ 1,841.3 million, or $1.80 per diluted share for fiscal 2015, which is further described in the "Income Taxes" section below. Also contributing to the decline was higher depreciation and amortization related to our acquisition of EnvisionRx and our increased capital spending, higher interest expense to fund the acquisition of EnvisionRx, higher LIFO charges, loss on debt retirements and transaction costs related to our acquisition of EnvisionRx and our pending Merger with WBA. These items were partially offset by an increase in Adjusted EBITDA.

        Adjusted EBITDA:    Our Adjusted EBITDA for fiscal 2016 was $1,402.3 million or 4.6 percent of revenues, compared to $1,322.8 million or 5.0 percent of revenues for fiscal year 2015. Adjusted EBITDA for fiscal 2016 includes the Adjusted EBITDA of EnvisionRx subsequent to the June 24, 2015 acquisition date. The increase in Adjusted EBITDA was driven primarily by Pharmacy Services segment Adjusted EBITDA of $101.4 million, partially offset by a decrease in Adjusted EBITDA of $21.9 million by the Retail Pharmacy segment. The decrease in the Retail Pharmacy segment Adjusted EBITDA was driven primarily by higher selling, general and administrative expenses and a decrease in pharmacy gross profit, partially offset by an increase in front end gross profit. Please see the section entitled "Segment Analysis" below for additional details regarding gross profit.

        Revenues:    Our revenue growth for fiscal 2016 was 15.9% compared to revenue growth of 3.9% for fiscal 2015. Revenues for fiscal 2016 include revenues of $4,103.5 million, relating to our Pharmacy Services segment. Fiscal 2016 revenues for our Retail Pharmacy segment were positively impacted by an increase in same store sales and same store prescription count, partially offset by a negative impact from generic introductions, lower reimbursement rates and store closings. In addition, revenues for fiscal 2016 excludes $232.8 million of inter-segment activity that is eliminated in consolidation.

        Gross Profit:    Our gross profit was positively impacted by $230.8 million of gross profit relating to our Pharmacy Services segment and an increase of $18.7 million from our Retail Pharmacy segment.

The increase in our Retail Pharmacy segment gross profit is due to an increase in front end gross profit and pharmacy purchasing efficiencies and distribution savings realized through our Purchasing and Delivery Arrangement with McKesson Corporation ("McKesson"), partially offset by lower pharmacy reimbursement rates and a LIFO charge of $11.2 million this year versus a LIFO credit of $18.9 million in fiscal 2015. The current year LIFO charge was higher due to lower deflation on generic drugs in fiscal 2016.

        Selling, General and Administrative Expenses:    Our selling, general and administrative expenses ("SG&A") decreased as a percentage of revenues in fiscal 2016 as a result of our Pharmacy Services segment which has lower SG&A as a percent of revenues based on its business model. The increase on a dollar basis in fiscal 2016 is due to increased payroll and benefit expenses, higher depreciation and amortization related to EnvisionRx and our recent level of increased capital spending, and costs relating to our acquisition of EnvisionRx and our pending merger with WBA.

        Lease Termination and Impairment Charges:    We recorded lease terminations and impairment charges of $48.4 million in fiscal 2016 compared to $41.9 million in fiscal 2015. Our charges have remained consistent with the prior year due to similar financial results and similar levels of store closure activity.

        Debt Refinancing and Other Capital Transactions:    During fiscal 2016 and fiscal 2015, we continued to take steps to obtain more flexibility and reduce interest expense. During fiscal 2016 our operating cash flow was approximately $1.0 billion, due to strong Adjusted EBITDA results combined with contributions from working capital management. Working capital primarily benefited from a reduction in store level pharmacy inventory. We used this operating cash flow to fund capital expenditures and to reduce borrowings following the acquisition of EnvisionRx on June 24, 2015. While we were able to use our working capital effectively during fiscal 2016, overall interest expense increased by $52.0 million due to the 6.125% notes to fund the majority of the cash portion of our acquisition of EnvisionRx, partially offset by various refinancing transactions as described in more detail in the "Liquidity and Capital Resources" section below.

        Income Tax:    Net income for fiscal 2016 included income tax expense of $112.9 million, which included a benefit of $26.4 million related to a reduction in valuation allowance primarily for an increase in estimated utilization of state NOLs and for expiring carryforwards.

        Income tax benefit for fiscal 2015 of $1,682.4 million was primarily the result of the reduction of the valuation allowance against the net deferred tax assets of $1,841.3 million.

  Consolidated Results of Operations

  Revenue and Other Operating Data

	Year Ended
	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)
	(Dollars in thousands except per share amounts)
Revenues(a)	$30,736,657	$26,528,377	$25,526,413
Revenue growth	15.9%	3.9%	0.5%
Net income	$165,465	$2,109,173	$249,414
Net income per diluted share	$0.16	$2.08	$0.23
Adjusted EBITDA(b)	$1,402,262	$1,322,843	$1,324,959
Adjusted Net Income(b)	$241,034	$273,044	$147,131
Adjusted Net Income per Diluted Share(b)	$0.23	$0.27	$0.12

(a)
Revenues for the fiscal year ended February 27, 2016 exclude $232,787 of inter-segment activity that is eliminated in consolidation.

(b)
See "Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures" for additional details.

  Revenues

        Fiscal 2016 compared to Fiscal 2015:    Revenues increased by 15.9% compared to the prior year. Revenues for fiscal 2016 include revenues of $4,103.5 million relating to our Pharmacy Services segment, which was acquired on June 24, 2015. Revenues for fiscal 2016 exclude $232.8 million of inter-segment activity that is eliminated in consolidation. Same store sales trends for fiscal 2016 and fiscal 2015 are described in the "Segment Analysis" section below.

        Fiscal 2015 compared to Fiscal 2014:    The 3.9% increase in revenue was due primarily to an increase in pharmacy and front end same store sales and incremental revenues from Health Dialog and RediClinic, which were acquired during April 2014.

        Please see the section entitled "Segment Analysis" below for additional details regarding revenues.

  Costs and Expenses

	Year Ended
	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)
	(Dollars in thousands)
Costs of revenues(a)	$22,910,402	$18,951,645	$18,202,679
Gross profit	7,826,255	7,576,732	7,323,734
Gross margin	25.5%	28.6%	28.7%
Selling, general and administrative expenses	$7,013,346	$6,695,642	$6,561,162
Selling, general and administrative expenses as a percentage of revenues	22.8%	25.2%	25.7%
Lease termination and impairment charges	48,423	41,945	41,304
Interest expense	449,574	397,612	424,591
Loss on debt retirements, net	33,205	18,512	62,443
Loss (gain) on sale of assets, net	3,303	(3,799)	(15,984)

(a)
Cost of revenues for the fiscal year ended February 27, 2016 exclude $232,787 of inter-segment activity that is eliminated in consolidation.

  Gross Profit and Cost of Revenues

        Gross profit increased by $249.5 million in fiscal 2016 compared to fiscal 2015. Gross profit for fiscal 2016 includes gross profit of $230.8 million relating to our Pharmacy Services segment and an increase of $18.7 million in Retail Pharmacy segment gross profit. Gross margin was 25.5% for fiscal 2016 compared to 28.6% in fiscal 2015, due to the inclusion of our Pharmacy Services segment in our fiscal 2016 results. Please see the section entitled "Segment Analysis" for a more detailed description of gross profit and gross margin results by segment.

        Gross profit increased by $253.0 million in fiscal 2015 compared to fiscal 2014. Pharmacy gross profit was higher due to the increase in pharmacy revenues resulting primarily from increased prescription count, and purchasing efficiencies realized through our Purchasing and Delivery Arrangement, partially offset by reimbursement rate pressures and a fiscal 2014 favorable reimbursement rate adjustment relating to the decision by California to exclude certain drugs from the retroactive California Department of Healthcare Services (MediCal) reimbursement rate adjustments. Front end gross profit was higher mainly due to higher sales. Gross profit was also positively impacted by a LIFO credit of $18.9 million versus a LIFO charge of $104.1 million in fiscal 2014, and additional revenues from Health Dialog and RediClinic. Overall gross margin was 28.6% for fiscal 2015 compared to 28.7% in fiscal 2014.

  Selling, General and Administrative Expenses

        SG&A increased by $317.7 million in fiscal 2016 compared to fiscal 2015. The increase in SG&A includes $188.6 million relating to our Pharmacy Services segment and an increase of $129.1 million relating to our Retail Pharmacy segment. Please see the section entitled "Segment Analysis" below for additional details regarding SG&A.

        SG&A increased by $134.5 million in fiscal 2015 compared to fiscal 2014 due primarily to higher salary and payroll related expenses, other store operating expenses and operating costs of Health Dialog and RediClinic. These amounts are partially offset by the $30.5 million fiscal 2014 tax indemnification asset reversal, which did not recur in fiscal 2015. The fiscal 2014 reversal of

$30.5 million of tax indemnification assets resulted from our settlement with the IRS associated with a pre-acquisition Brooks Eckerd tax audit, and was offset by an income tax benefit.

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

        We recorded impairment charges of $17.2 million in fiscal 2016, $14.4 million in fiscal 2015 and $13.1 million in fiscal 2014. Our methodology for recording impairment charges has been consistently applied in the periods presented.

        At February 27, 2016, approximately $2.1 billion of our long-lived assets, including intangible assets, were associated with 4,561 active operating stores.

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

        We recorded impairment charges for active stores of $16.1 million in fiscal 2016, $12.1 million in fiscal 2015 and $11.7 million in fiscal 2014.

        We review key performance results for active stores on a quarterly basis and approve certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors, in addition to, the operating store's individual operating results. We currently have no plans to close a significant number of active stores in future periods. We recorded impairment charges for closed facilities of $1.1 million in fiscal 2016, $2.3 million in fiscal 2015 and $1.3 million in fiscal 2014.

        The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2016, 2015 and 2014:

	Year Ended
	February 27, 2016		February 28, 2015		March 1, 2014
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Active stores:
Stores previously impaired(1)	357	$9,183	376	$6,949	378	$4,162
New, relocated and remodeled stores(2)	3	1,649	2	1,108	1	4,028
Remaining stores not meeting the recoverability test(3)	29	5,274	16	4,069	17	3,558

Total impairment charges-active stores	389	16,106	394	12,126	396	11,748
Total impairment charges-closed facilities	27	1,113	35	2,312	38	1,329

Total impairment charges-all locations	416	$17,219	429	$14,438	434	$13,077

(1)
These charges are related to stores that were impaired for the first time in prior periods. Most active stores, requiring an impairment charge, are fully impaired in the first period that they do not meet their asset recoverability test. However, we do often make ongoing capital additions to certain stores to improve their operating results or to meet geographical competition, which if later are deemed to be unrecoverable, will be impaired in future periods. Of this total, 351, 369 and 375 stores for fiscal years 2016, 2015 and 2014, respectively have been fully impaired. Also included in these charges are an insignificant number of stores, which were only partially impaired in prior years based on our analysis that supported a reduced net book value greater than zero, but now require additional charges.

(2)
These charges are related to new stores (open at least 3 years) and relocated stores (relocated in the last 2 years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met our original return on investment projections and have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 3, 1 and 1 stores for fiscal years 2016, 2015 and 2014, respectively have been fully impaired.

(3)
These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 27, 14 and 14 stores for fiscal years 2016, 2015 and 2014, respectively have been fully impaired.

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

        To the extent that actual future cash flows may differ from our projections materially certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 basis point decrease in our future sales assumptions as of February 27, 2016 would have resulted in an additional fiscal 2016 impairment charge of $1.6 million. A 50 basis point increase in our future sales assumptions as of February 27, 2016 would have reduced the fiscal 2016 impairment charge by $0.4 million. A 100 basis point decrease in our future sales assumptions as of February 27, 2016 would have resulted in an additional fiscal 2016 impairment charge of $4.5 million. A 100 basis point increase in our future sales assumptions as of February 27, 2016 would have reduced the fiscal 2016 impairment charge by $0.8 million.

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

        In fiscal 2016, 2015 and 2014, we recorded lease termination charges of $31.2 million, $27.5 million and $28.2 million, respectively. These charges related to changes in future assumptions, interest accretion and provisions for 23 stores in fiscal 2016, 10 stores in fiscal 2015 and 15 stores in fiscal 2014. We have no plans to close a significant number of stores in future periods.

  Interest Expense

        In fiscal 2016, 2015, and 2014, interest expense was $449.6 million, $397.6 million and $424.6 million, respectively. The increase in interest expense was a result of the $1.8 billion aggregate principal amount borrowings from the issuance of our 6.125% Notes, which were used to finance the majority of the cash portion of our acquisition of EnvisionRx and the amortization of the bridge loan commitment fee from the EnvisionRx acquisition, partially offset by interest expense reductions from the August 2015 redemption of the outstanding $650.0 million aggregate principal amount of our 8.00% Notes, and the refinancing of our senior secured credit facility during the fourth quarter of fiscal 2015. The reduction in interest expense in fiscal 2015 was a result of the redemption of our outstanding $270.0 million aggregate principal amount of 10.25% senior notes due October 2019 in the third quarter of fiscal 2015 and refinancing activities during the first quarter of fiscal 2015 and the first and second quarters of fiscal 2014.

        The annual weighted average interest rates on our indebtedness in fiscal 2016, 2015 and 2014 were 5.4%, 5.8% and 6.4%, respectively.

  Income Taxes

        Income tax expense of $112.9 million, income tax benefit of $1,682.4 million and income tax expense of $0.8 million, has been recorded for fiscal 2016, 2015 and 2014, respectively. Net income for fiscal 2016 included a provision for income tax based on an overall tax rate of 40.6%.

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

        Net income for fiscal 2015 included income tax benefit of $1,841.3 million attributable to the reduction of the deferred tax valuation allowance. The reduction of the valuation allowance was the result of an accumulation of objective and verifiable positive evidence out weighing the negative evidence. Through fiscal 2014, we had a cumulative loss over a three year window. Our positive evidence of sustained profitability includes the following: the achievement of cumulative profitability in fiscal 2015, reported earnings for ten consecutive quarters, established a pattern of utilization of federal and state net operating losses against taxable income over the last three years and demonstrated the Company's historical ability of predicting earnings such that management concluded that forecasts can be used to estimate the future utilization of our loss carryforwards. Based upon the Company's projections of future taxable income over the periods in which the deferred tax assets are recoverable, management believed that it was more likely than not that the Company would realize the benefits of substantially all the net deferred tax assets existing at February 28, 2015.

        We maintained a valuation allowance of $212.0 million and $231.7 million against remaining net deferred tax assets at fiscal year-end 2016 and 2015, respectively.

  Dilutive Equity Issuances

        On February 27, 2016, 1,047.8 million shares of common stock, which includes unvested restricted shares, were outstanding and an additional 38.1 million shares of common stock were issuable related to outstanding stock options.

        On February 27, 2016, our 38.1 million shares of potentially issuable common stock consisted of the following (shares in thousands):

Strike price	Outstanding Stock Options(a)
$0.99 and under	654
$1.00 to $1.99	25,369
$2.00 to $2.99	4,006
$3.00 to $3.99	3
$4.00 to $4.99	434
$5.00 to $5.99	3
$6.00 to $6.99	1,550
$7.00 to $7.99	2,642
$8.00 and over	3,464

Total issuable shares	38,125

(a)
The exercise of these options would provide cash of $103.9 million.

  Segment Analysis

        We evaluate the Retail Pharmacy and Pharmacy Services segments' performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the consolidated financial statements:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations(1)	Consolidated
February 27, 2016:
Revenues	$26,865,931	$4,103,513	$(232,787)	$30,736,657
Gross Profit	7,595,429	230,826	—	7,826,255
Adjusted EBITDA(*)	1,300,905	101,357	—	1,402,262
February 28, 2015:
Revenues	$26,528,377	$—	$—	$26,528,377
Gross Profit	7,576,732	—	—	7,576,732
Adjusted EBITDA(*)	1,322,843	—	—	1,322,843
March 1, 2014:
Revenues	$25,526,413	$—	$—	$25,526,413
Gross Profit	7,323,734	—	—	7,323,734
Adjusted EBITDA(*)	1,324,959	—	—	1,324,959

(1)
Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)
See "Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures" for additional details.

Retail Pharmacy Segment Results of Operations

  Revenues and Other Operating Data

	Year Ended
	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)
	(Dollars in thousands)
Revenues	$26,865,931	$26,528,377	$25,526,413
Revenue growth	1.3%	3.9%	0.5%
Same store sales growth	1.3%	4.3%	0.7%
Pharmacy sales growth	1.8%	5.1%	0.9%
Same store prescription count increase (decrease)	0.5%	3.5%	(0.3)%
Same store pharmacy sales growth	1.8%	5.8%	1.2%
Pharmacy sales as a % of total sales	69.1%	68.8%	67.9%
Third party sales as a % of total pharmacy sales	97.8%	97.5%	97.0%
Front-end sales growth (decline)	0.1%	0.8%	(0.4)%
Same store front-end sales growth (decline)	0.2%	1.2%	(0.2)%
Front-end sales as a % of total sales	30.9%	31.2%	32.1%
Adjusted EBITDA(*)	$1,300,905	$1,322,843	$1,324,959
Store data:
Total stores (beginning of period)	4,570	4,587	4,623
New stores	5	2	—
Store acquisitions	6	9	1
Closed stores	(20)	(28)	(37)
Total stores (end of period)	4,561	4,570	4,587
Relocated stores	20	14	11
Remodeled and expanded stores	414	445	409

(*)
See "Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures" for additional details.

  Revenues

        Fiscal 2016 compared to Fiscal 2015:    The 1.3% increase in revenue was due primarily to an increase in pharmacy and front end same store sales. Same store sales trends for fiscal 2016 and fiscal 2015 are described in the following paragraphs. We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocation stores are not included in same store sales until one year has lapsed.

        Pharmacy same store sales increased 1.8%. Pharmacy same store sales were positively impacted by an increase of 0.5% in same store prescription count, which reflects higher utilization in Medicaid expansion states and an increase in immunizations, and brand drug inflation. The increases were partially offset by the continued impact of increases in generic drugs, which have a substantially lower selling price than their brand counterparts but higher gross profit. Pharmacy same store sales were also negatively impacted by continued reimbursement rate pressures. We expect lower reimbursement rates to continue to have a negative impact on our revenues.

        Front end same store sales increased 0.2%. The increase in same store front end sales was impacted by incremental sales from our 2,042 Wellness format stores, and other management initiatives to increase front end sales.

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

  Costs and Expenses

	Year Ended
	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)
	(Dollars in thousands)
Costs of revenues	$19,270,502	$18,951,645	$18,202,679
Gross profit	7,595,429	7,576,732	7,323,734
Gross margin	28.3%	28.6%	28.7%
FIFO gross profit(*)	7,606,592	7,557,875	7,427,876
FIFO gross margin(*)	28.3%	28.5%	29.1%
Selling, general and administrative expenses	$6,824,698	$6,695,642	$6,561,162
Selling, general and administrative expenses as a percentage of revenues	25.4%	25.2%	25.7%

(*)
See "Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures" for additional details.

  Gross Profit and Cost of Revenues

        Gross profit increased by $18.7 million in fiscal 2016 compared to fiscal 2015. The increase in gross profit is due to an increase in front end gross profit, partially offset by lower pharmacy gross profit and a LIFO charge of $11.2 million this year versus a LIFO credit of $18.9 million in fiscal 2015. The current year LIFO charge was primarily due to lower deflation on pharmacy generics, than in the prior year.

        Overall gross margin was 28.3% for fiscal 2016 compared to 28.6% in fiscal 2015. Gross margin was lower due primarily to continued pharmacy reimbursement rate pressures and the higher LIFO charge than in the prior year, partially offset by increased front end gross margin and the benefits realized from our expanded agreement with McKesson. We expect lower reimbursement rates to continue to have a negative impact on our gross margin.

        Gross profit increased by $253.0 million in fiscal 2015 compared to fiscal 2014. Pharmacy gross profit was higher due to the increase in pharmacy revenues resulting primarily from increased prescription count, and purchasing efficiencies realized through our Purchasing and Delivery Arrangement, partially offset by reimbursement rate pressures and a fiscal 2014 favorable reimbursement rate adjustment relating to the decision by California to exclude certain drugs from the retroactive California Department of Healthcare Services (MediCal) reimbursement rate adjustments.

Front end gross profit was higher mainly due to higher sales. Gross profit was also positively impacted by a LIFO credit of $18.9 million versus a LIFO charge of $104.1 million in fiscal 2014, and additional revenues from Health Dialog and RediClinic. Overall gross margin was 28.6% for fiscal 2015 compared to 28.7% in fiscal 2014.

        We use the last-in, first-out (LIFO) method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. The LIFO charge for fiscal 2016 was $11.2 million compared to a LIFO credit of $18.9 million in fiscal 2015 and a LIFO charge of $104.1 million in fiscal 2014. The LIFO charge for fiscal 2016 as compared to the LIFO credit in the prior year is due primarily to lower deflation on pharmacy generics in fiscal 2016.

        During fiscal 2015, we experienced higher generic deflation and lower pharmacy inventory in our distribution centers resulting from our Purchasing and Delivery Arrangement than during fiscal 2014, which contributed to a LIFO credit of $18.9 million.

        During fiscal 2014, we experienced higher inflation on brand pharmacy products, which contributed to overall inflation in fiscal 2014 and a LIFO charge of $104.1 million.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenue was 25.4% in fiscal 2016 compared to 25.2% in fiscal 2015, an increase of $129.1 million. The increase in SG&A for fiscal 2016 was a result of increased payroll and benefit costs, higher depreciation and amortization related to our increased capital spending, and expenses relating to our acquisition of EnvisionRx and our pending Merger with WBA.

        SG&A as a percentage of revenue was 25.2% in fiscal 2015 compared to 25.7% in fiscal 2014. The decrease in SG&A as a percentage of revenues for fiscal 2015 was a result of leveraging the increase in revenues and through various cost control initiatives. The increase in SG&A on a dollar basis of $134.5 million in fiscal 2015 compared to fiscal 2014 is due primarily to higher salary and payroll related expenses, other store operating expenses and operating costs of Health Dialog and RediClinic. These amounts are partially offset by the $30.5 million fiscal 2014 tax indemnification asset reversal, which did not recur in fiscal 2015. The fiscal 2014 reversal of $30.5 million of tax indemnification assets resulted from our settlement with the IRS associated with a pre-acquisition Brooks Eckerd tax audit, and was offset by an income tax benefit.

Pharmacy Services Segment Results of Operations

  Acquisition of EnvisionRx

        On June 24, 2015, we completed our acquisition of EnvisionRx, pursuant to the terms of the agreement ("Agreement") dated February 10, 2015. EnvisionRx, our new Pharmacy Services segment, is a full-service pharmacy benefit provider. EnvisionRx provides both transparent and traditional pharmacy benefit manager ("PBM") options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services; access to the nation's largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC's EnvisionRx Plus Silver product for the low income auto-assign market and its Clear Choice product for the chooser market. EnvisionRx operates as our 100 percent owned subsidiary. We believe that the acquisition of EnvisionRx enabled us to expand our retail healthcare platform and enhance our health and wellness offerings by combining EnvisionRx's broad suite of PBM and pharmacy-related businesses with the our established retail platform to provide our customers and patients with an integrated offering across retail, specialty and mail-order channels.

        Pursuant to the terms of the Agreement, as consideration for the acquisition of EnvisionRx (the "Acquisition"), we paid $1,882.2 million in cash, after giving effect to certain adjustments, and issued 27,754,000 shares of Rite Aid common stock. At closing, $15.0 million of the cash purchase price was placed into an adjustment escrow account. Rite Aid and Shareholder Representative Services LLC ("SRS") entered into a Final Adjustment Amount Resolution Agreement and Release on November 5, 2015, pursuant to which (i) $1.2 million was released from the adjustment escrow account to Rite Aid and (ii) $13.8 million, constituting the remainder of the funds in the adjustment escrow account and all investment earnings and income on the funds held in the adjustment escrow account, was released to SRS on behalf of the sellers. The escrow agent distributed the funds in accordance with the agreement between the parties. We financed the cash portion of the Acquisition with borrowings under our Senior Secured Credit Facility and the net proceeds from the April 2, 2015 issuance of $1.8 billion aggregate principal amount of 6.125% senior notes due 2023 (the "6.125% Notes"). The consideration associated with the common stock was $240.9 million based on a stock price of $8.68 per share, representing the closing price of Rite Aid common stock on the date of the Acquisition. In addition, following the closing, we were obligated to pay the former owners of EnvisionRx their pro rata share of the settlement payment to be received by EnvisionRx from the Centers of Medicare and Medicaid Services ("CMS") for the 2014 plan year, net of amounts due to EnvisionRx' reinsurer. The settlement payment of approximately $116.1 million was made on November 5, 2015. The purchase accounting for the Acquisition has not yet been finalized, and the impact of the changes on our financial statements may be material.

  Pharmacy Services Segment Results of Operations

        Pharmacy Services segment revenue for fiscal 2016 was $4,103.5 million. Pharmacy Services Adjusted EBITDA for fiscal 2016 was $101.4 million or 2.5 percent of Pharmacy Services revenue. In addition, gross profit and gross margin for fiscal 2016 was $230.8 million or 5.6%, respectively, for our Pharmacy Services segment. Pharmacy Services segment selling, general and administrative expenses for fiscal 2016 were $188.6 million. Revenues and gross profit for fiscal 2016 were positively impacted by mid-year customer additions, partially offset by increased selling, general and administrative expenses for the year as a result of ramp up costs due to the onboarding of new PBM customers.

        As our core PBM business grows, added opportunities are created for our Envision mail and specialty pharmacies. With specialty drugs expected to comprise 50% of all prescription spending by 2018, our specialty pharmacy is being embraced by more clients and has seen a 26% increase in monthly prescription volume over the past eight months.

        In addition, based on preliminary 2016 benchmark results received from CMS, the Envision Insurance Company will retain 14 of 34 CMS regions, which compares to 24 regions in 2015. With the annual Part D bidding process becoming increasingly price competitive, we are maintaining a focus on acquiring low income subsidy and chooser members at a premium level that is profitable and ensures the continued delivery of attractive benefits and satisfying service. While we are decreasing in geographies and anticipate a reduction in covered lives of approximately 30,000, we have approximately 365,000 individual Medicare Part D program Prescription Drug Plan ("PDP") lives as of February 27, 2016 and increased membership in the Rite Aid retail footprint.

Liquidity and Capital Resources

General

        We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our Amended and Restated Senior Secured Credit Facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of February 27, 2016 was

$1,545.6 million, which consisted of revolver borrowing capacity of $1,530.7 million and invested cash of $14.9 million.

Credit Facility

        On January 13, 2015, we amended and restated our Amended and Restated Senior Secured Credit Facility, which, among other things, increased borrowing capacity from $1.795 billion to $3.0 billion (which further increased to $3.7 billion upon the redemption of our 8.00% Notes on August 15, 2015), and extended the maturity to January 2020 from February 2018. We used borrowings under the revolver to repay and retire all of the $1.144 billion outstanding under our Tranche 7 Senior Secured Term Loan due 2020, along with associated fees and expenses. Borrowings under the revolver bear interest at a rate per annum between (i) LIBOR plus 1.50% and LIBOR plus 2.00% with respect to Eurodollar borrowings and (ii) the alternate base rate plus 0.50% and the alternate base rate plus 1.00% with respect to ABR borrowings, in each case, based upon the average revolver availability (as defined in the Amended and Restated Senior Secured Credit Facility). We are required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the revolver, depending on the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). Amounts drawn under the revolver become due and payable on January 13, 2020.

        On February 10, 2015, we amended the Amended and Restated Senior Secured Credit Facility to, among other things, increase the flexibility of Rite Aid to incur and/or issue unsecured indebtedness, including in connection with the acquisition of EnvisionRx, and made certain other modifications to the covenants applicable to Rite Aid and its subsidiaries.

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At February 27, 2016, we had $2,100.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $69.3 million, which resulted in additional borrowing capacity of $1,530.7 million. If at any time the total credit exposure outstanding under our Amended and Restated Senior Secured Credit Facility and the principal amount of our other senior obligations exceeds the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall. Additionally, the Merger Agreement limits our ability to incur additional indebtedness for borrowed money, and limits our ability to borrow under the revolver to $3.0 billion.

        The Amended and Restated Senior Secured Credit Facility restricts us and all of our subsidiaries that guarantee our obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, secured guaranteed notes and unsecured guaranteed notes (the "Subsidiary Guarantors") from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store deposit accounts, cash necessary to cover our current liabilities, cash proceeds of notes issued in connection with a proposed business acquisition, including the proceeds from our April 2, 2015 issuance of $1.8 billion of our 6.125% Notes, issued to finance the cash portion of our acquisition of EnvisionRx, and certain other exceptions) and from accumulating cash on hand with revolver borrowings in excess of $100.0 million over three consecutive business days. The Amended and Restated Senior Secured Credit Facility also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under our Amended and Restated Senior Secured Credit Facility or (b) the sum of revolver availability under our Amended and Restated Senior Secured Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $275.0 million for three consecutive business days or less than or equal to $200.0 million on any day (a "cash sweep period"), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Amended and

Restated Senior Secured Credit Facility, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our Amended and Restated Senior Secured Credit Facility.

        The Amended and Restated Senior Secured Credit Facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Amended and Restated Senior Secured Credit Facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest of (a) the fifth anniversary of the effectiveness of the Amended and Restated Senior Secured Credit Facility and (b) the latest maturity date of any Term Loan or Other Revolving Loan (each as defined in the Amended and Restated Senior Secured Credit Facility) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date and, with respect to any escrow notes issued by Rite Aid, excluding any special mandatory redemption of the type described in clause (iii) of the definition of "Escrow Notes" in the Amended and Restated Senior Secured Credit Facility). Subject to the limitations described in clauses (a) and (b) of the immediately preceding sentence, the Amended and Restated Senior Secured Credit Facility additionally allows us to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Amended and Restated Senior Secured Credit Facility) is not in effect; provided, however, that certain of our other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Amended and Restated Senior Secured Credit Facility also contains certain restrictions on the amount of secured first priority debt we are able to incur. The Amended and Restated Senior Secured Credit Facility also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Amended and Restated Senior Secured Credit Facility is not in default and we maintain availability under our revolving credit facility of more than $365.0 million.

        The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolving credit facility is less than $200.0 million or (b) on the third consecutive business day on which availability under the revolving credit facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolving credit facility is equal to or greater than $250.0 million. As of February 27, 2016, the availability was at a level that did not did not trigger this covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

        We also have two second priority secured term loan facilities. The first includes a $470.0 million Tranche 1 Term Loan. The Tranche 1 Term Loan matures on August 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 4.75% with a LIBOR floor of 1.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 3.75%. The second includes a $500.0 million Tranche 2 Term Loan. The Tranche 2 Term Loan matures on June 21, 2021 and currently bears interest at a rate per annum equal to LIBOR plus 3.875% with a LIBOR floor of 1.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 2.875%.

        The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of February 27, 2016, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.8 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of February 27, 2016, we had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

Other 2016 Transactions

        On April 2, 2015, we issued $1.8 billion aggregate principal amount of our 6.125% Notes to finance the majority of the cash portion of our acquisition of EnvisionRx, which closed on June 24, 2015. Our obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of our subsidiaries that guarantee our obligations under the Amended and Restated Senior Secured Credit Facility, the Tranche 1 Term Loan, the Tranche 2 Term Loan, the 9.25% senior notes due 2020 (the "9.25% Notes") and the 6.75% senior notes due 2021 (the "6.75% Notes") (the "Rite Aid Subsidiary Guarantors"), including EnvisionRx and certain of its domestic subsidiaries other than EIC (the "EnvisionRx Subsidiary Guarantors" and, together with the Rite Aid Subsidiary Guarantors, the "Subsidiary Guarantors"). The guarantees are unsecured. The 6.125% Notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of our other unsecured, unsubordinated indebtedness.

        During May 2015, $64.1 million of our 8.5% convertible notes due 2015 were converted into 24.8 million shares of common stock, pursuant to their terms. The remaining $0.1 million of our 8.5% convertible notes due 2015 were repaid by us upon maturity.

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

Off-Balance Sheet Arrangements

        As of February 27, 2016, we had no material off balance sheet arrangements, other than operating leases as included in the table below.

Contractual Obligations and Commitments

        The following table details the maturities of our indebtedness and lease financing obligations as of February 27, 2016, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$380,239	$760,298	$2,745,434	$5,380,646	$9,266,617
Capital lease obligations(2)	32,650	27,125	14,043	30,780	104,598
Operating leases(3)	1,041,231	1,895,329	1,440,430	3,393,866	7,770,856
Open purchase orders	280,890	—	—	—	280,890
Other, primarily self insurance and retirement plan obligations(4)	88,087	93,747	27,932	72,465	282,231
Minimum purchase commitments(5)	164,114	373,765	164,996	—	702,875

Total contractual cash obligations	$1,987,211	$3,150,264	$4,392,835	$8,877,757	$18,408,067

Commitments
Lease guarantees(6)	$20,014	$30,776	$11,768	$2,878	$65,436
Outstanding letters of credit	61,568	7,733	—	—	69,301

Total commitments	$2,068,793	$3,188,773	$4,404,603	$8,880,635	$18,542,804

(1)
Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of February 27, 2016.

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

(6)
Represents lease guarantee obligations for 100 former stores related to certain business dispositions. The respective purchasers assume the obligations and are, therefore, primarily liable for these obligations.

        Obligations for income tax uncertainties pursuant to ASC 740, "Income Taxes" of approximately $2.1 million are not included in the table above as we are uncertain as to if or when such amounts may be settled.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $997.4 million in fiscal 2016. Cash flow was positively impacted by net income and a decrease in inventory. The cash provided by accounts receivable and used by other assets and liabilities, relate primarily to the receipt of amounts due from CMS and the corresponding payment of amounts due under certain reinsurance contracts, as well as residual amounts due to TPG under the Acquisition agreement, which relate to the December 31, 2014 CMS plan year.

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

        Cash used in investing activities was $2,401.9 million in fiscal 2016. Cash used in investing activities increased due to expenditures of $1,778.4 million, net of cash acquired, related to the acquisition of EnvisionRx compared to the prior year expenditures of $69.8 million, net of cash acquired, related to the acquisitions of Health Dialog and RediClinic in April 2014. Cash used for the purchase of property, plant, and equipment was higher than in the prior year due to a higher investment in Wellness store remodels.

        Cash used in investing activities was $593.7 million in fiscal 2015. Cash used for the purchase of property, plant, and equipment and prescription files was higher than in fiscal 2014 due to a higher investment in Wellness store remodels and prescription file buys. Proceeds from the sale of assets were lower as compared to fiscal 2014. Also reflected in investing activities are expenditures of $69.8 million, net of cash acquired, related to the acquisitions of Health Dialog and RediClinic.

        Cash used in investing activities was $364.9 million in fiscal 2014. Cash used for the purchase of property, plant and equipment and prescriptions files was higher than in fiscal 2013 due to a higher investment in Wellness store remodels and prescription file buys, which was partially offset by proceeds from asset dispositions, sale-leaseback transactions, the sale of lease rights of $8.8 million relating to one specific store and insurance settlement proceeds of $15.1 million related to buildings and equipment that were destroyed during hurricane Sandy.

        Cash provided by financing activities was $1,413.0 million in fiscal 2016, which reflects $1.8 billion in proceeds from our 6.125% Notes, which was used to finance the majority of the cash portion of our acquisition of EnvisionRx, which is included in investing activities, as well as net proceeds from the revolver of $375.0 million. We also redeemed $650.0 million of our 8.0% senior secured notes and made scheduled payments of $22.7 million on our capital lease obligations. Additionally, we paid an early redemption premium of $26.0 million in connection with the redemption of our 8.0% senior secured notes and deferred financing costs paid in connection with the January 2015 senior secured credit facility refinancing and 6.125% Notes proceeds. Cash provided by financing activities also reflects proceeds from the issuance of common stock and excess tax benefit on stock options, partially offset by a reduction in our zero balance bank accounts.

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

  Capital Expenditures

        During the fiscal years ended February 27, 2016, February 28, 2015 and March 1, 2014 capital expenditures were as follows:

	Year Ended
	February 27, 2016 (52 weeks)	February 28, 2015 (52 weeks)	March 1, 2014 (52 weeks)
New store construction, store relocation and store remodel projects	$311,820	$280,679	$218,454
Technology enhancements, improvements to distribution centers and other corporate requirements	229,527	146,149	115,416
Purchase of prescription files from other retail pharmacies	128,648	112,558	87,353

Total capital expenditures	$669,995	$539,386	$421,223

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations and after giving effect to limitations in the Merger Agreement, we believe that cash flow from operations together with available borrowings under the revolving credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect to be subject to the fixed charge covenant in our senior secured credit facility in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Subject to the limitations set forth in the Merger Agreement, including the requirement that we obtain WBA's consent prior to engaging in certain transactions, from time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or seek to refinance our outstanding debt (including our revolving credit facility) or may otherwise seek transactions to reduce interest expense and extend debt maturities. Additionally, the Merger Agreement limits our borrowing capacity under our revolving credit facility to $3.0 billion. Any of these transactions could impact our financial results. Upon closing of the Merger, we expect that all amounts due under the Amended and Restated Credit Facility, Tranche 1 Term Loan and Tranche 2 Term Loan will be paid in accordance with the terms of the Merger Agreement. Additionally, upon closing of the Merger, the indentures governing the 9.25% Notes, the 6.75% Notes and the 6.125% Notes require the Company or WBA to make a change of control offer to repurchase such notes from the noteholders at 101% plus accrued and unpaid interest, to the extent such notes remain outstanding at the closing.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory shrink, goodwill impairment, impairment of long-lived assets, revenue recognition, vendor discounts and purchase discounts, self insurance liabilities, lease exit liabilities, income taxes and litigation. Additionally, we have added the revenue recognition and vendor allowances and purchase discounts critical accounting policies as a result of our June 24, 2015 Acquisition of EnvisionRx (the "Acquisition") and the related addition of our new Pharmacy Services Segment. We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets and various other assumptions that are believed to be reasonable under existing conditions. Variability reflected in the sensitivity analyses presented below is based on our recent historical experience. Actual results may differ materially from these estimates and sensitivity analyses.

        The following critical accounting policies require the use of significant judgments and estimates by management:

        Inventory shrink:    The carrying value of our inventory is reduced by a reserve for estimated shrink losses that occur between physical inventory dates. When estimating these losses, we consider historical loss results at specific locations, as well as overall loss trends as determined during physical inventory procedures. The estimated shrink rate is calculated by dividing historical shrink results for stores inventoried in the most recent six months by the sales for the same period. Shrink expense is recognized by applying the estimated shrink rate to sales since the last physical inventory. There have been no significant changes in the assumptions used to calculate our shrink rate over the last three years. Although possible, we do not expect a significant change to our shrink rate in future periods. A 10 basis point difference in our estimated shrink rate for the year ended February 27, 2016, would have affected pre-tax income by approximately $9.7 million.

        Goodwill Impairment:    Our policy is to perform an impairment test of goodwill at least annually, and more frequently if events or circumstances occurred that would indicate a reduced fair value in our reporting units could exist. We perform a qualitative assessment in the fourth quarter of the fiscal year to determine if it is more likely than not that the carrying value of the goodwill exceeds the fair value of the goodwill. During our qualitative assessment we make significant estimates, assumptions, and judgments, including, but not limited to, the overall economy, industry and market conditions, financial performance of the Company, changes in our share price, and forecasts of revenue, profit, working capital requirements, and cash flows. We consider each reporting unit's historical results and operating trends when determining these assumptions; however, our estimates and projections can be affected by a number of factors and it is possible that actual results could differ from the assumptions used in our impairment assessment. If we determine that it is more likely than not that the carrying value of the goodwill exceeds the fair value of the goodwill, we perform the first step of the impairment process, which compares the fair value of the reporting unit to its carrying amount, including the goodwill. If the carrying value of the reporting unit exceeds the fair value, the second step of the impairment process is performed and the implied fair value of the reporting unit is compared to the carrying amount of the goodwill. The implied fair value of the goodwill is determined the same way as the goodwill recognized in a business combination. We assign the fair value of a reporting unit to all of the assets and liabilities of that unit (including unrecognized intangible assets) and any excess goes to the goodwill (its implied fair value). Any excess carrying amount of the goodwill over the implied fair value of the goodwill, is the amount of the impairment loss recognized.

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

        If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 basis point decrease in our future sales assumptions as of February 27, 2016 would have resulted in an additional fiscal 2016 impairment charge of $1.6 million. A 50 basis point increase in our future sales assumptions as of February 27, 2016 would have reduced the fiscal 2016 impairment charge by $0.4 million. A 100 basis point decrease in our future sales assumptions as of February 27, 2016 would have resulted in an additional fiscal 2016 impairment charge of $4.5 million. A 100 basis point increase in our future sales assumptions as of February 27, 2016 would have reduced the fiscal 2016 impairment charge by $0.8 million.

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

        Rite Aid has partnered with American Express Travel Related Services Company, Inc. to be part of a coalition loyalty program titled Plenti. This awards program allows a customer to earn points based on qualifying purchases at participating retailers. Each Plenti point is worth the equivalent of $0.01. The customer has the opportunity to redeem their accumulated points on a future purchase at any of the participating retailers. All points are redeemed using a FIFO methodology (e.g., first points earned are the first to be redeemed). Points expire on December 31st of each year for any point that has aged a minimum of two years that has not been redeemed by the customer.

        For a majority of the Plenti point issuances, funding is provided by our vendors through contractual arrangements. This funding is treated as deferred revenue and remains in deferred revenue until a customer redeems their points. Upon redemption, the deferred revenue account is decremented with an offsetting credit to sales. For Plenti point redemptions that are not vendor funded, deferred revenue is recorded and not recognized until the points are redeemed.

        Self-insurance liabilities:    We expense claims for self-insured workers' compensation and general liability insurance coverage as incurred including an estimate for claims incurred but not paid. The expense for self-insured workers' compensation and general liability claims incurred but not paid is determined using several factors, including historical claims experience and development, severity of claims, medical costs and the time needed to settle claims. We discount the estimated expense for workers' compensation to present value as the time period from incurrence of the claim to final settlement can be several years. We base our estimates for such timing on previous settlement activity. The discount rate is based on the current market rates for Treasury bills that approximate the average time to settle the workers' compensation claims. These assumptions are updated on an annual basis. A

20 basis point difference in the discount rate for the year ended February 27, 2016, would have affected pretax income by approximately $2.0 million.

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

        Changes in the real estate leasing markets can have an impact on the closed store reserve. Additionally, some of our closed stores were closed prior to our adoption of ASC 420, "Exit or Disposal Cost Obligations." Therefore, if interest rates change, reserves may be increased or decreased. As of February 27, 2016, a 50 basis point variance in the credit adjusted risk free interest rate would have affected pretax income by approximately $0.8 million for fiscal 2016.

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

        Revenue recognition for our Pharmacy Services segment:    Our Pharmacy Services segment sells prescription drugs indirectly through our retail pharmacy network and directly through our mail service dispensing pharmacy. We recognize revenues in our Pharmacy Services segment from (i) our mail service dispensing pharmacy and (ii) prescription drugs sold under retail pharmacy network contracts where we are the principal using the gross method at the contract prices negotiated with our clients, primarily employers, insurance companies, unions, government employee groups, health plans, Managed

Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States. Revenue from our Pharmacy Services segment includes: (i) the portion of the price the client pays directly to us, net of any volume-related or other discounts paid back to the client, (ii) the price paid to us ("Mail Co-Payments") by individuals included in our clients' benefit plans, (iii) customer copayments made directly to the retail pharmacy network, and (iv) administrative fees. Sales taxes are not included in revenue.

        We recognize revenue in the Pharmacy Services segment when: (i) persuasive evidence that the prescription drug sale has occurred or a contractual arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. The following revenue recognition policies have been established for the Pharmacy Services segment.

  •
  Revenues generated from prescription drugs sold by third party pharmacies in the Pharmacy Services segment's retail pharmacy network and associated administrative fees are recognized at the Pharmacy Services segment's point-of-sale, which is when the claim is adjudicated by the Pharmacy Services segment's online claims processing system.

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

        In the majority of its contracts, the Pharmacy Services segment has determined it is the principal due to it: (i) being the primary obligor in the arrangement, (ii) latitude in establishing price, (iii) performs part of the service, (iv) having discretion in supplier selection and v) having involvement in the determination of product or service specifications. The Pharmacy Services segment's obligations under its client contracts for which revenues are reported using the gross method are separate and distinct from its obligations to the third party pharmacies included in its retail pharmacy network contracts. Pursuant to these contracts, the Pharmacy Services segment is contractually required to pay the third party pharmacies in its retail pharmacy network for products sold after payment is received from its clients. The Pharmacy Services segment's responsibilities under its client contracts typically include validating eligibility and coverage levels, communicating the prescription price and the co-payments due to the third party retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the prescriber prior to dispensing, suggesting generic alternatives where clinically appropriate and approving the prescription for dispensing. Although the Pharmacy Services segment does not have credit risk with respect to its pharmacy benefit manager operations and retail co-payments, management believes that all of the other applicable indicators of gross revenue reporting are present.

        We deduct from our revenues that are generated from prescription drugs sold by third party pharmacies the manufacturers' rebates that are earned by our clients based on their members' utilization of brand-name formulary drugs. For the majority of our clients, we pass these rebates to clients at point-of-sale based on actual claims data and our estimates of the manufacturers' rebates earned by our clients. We base our estimates on the best available data and recent history for the various factors that can affect the amount of rebates earned by the client. We also deduct from our revenues pricing guarantees and guarantees regarding the level of service we will provide to the client or member as well as other payments made to our clients. Because the inputs to most of these estimates are not subject to a high degree of subjectivity or volatility, the effect of adjustments between estimated and actual amounts have not been material to our results of operations or financial condition.

        We participate in the federal government's Medicare Part D program as a PDP through our EIC subsidiary. Our net revenues include insurance premiums earned by the PDP, which are determined based on the PDP's annual bid and related contractual arrangements with CMS. The insurance premiums include a beneficiary premium, which is the responsibility of the PDP member, but is subsidized by CMS in the case of low-income members, and a direct premium paid by CMS. Premiums collected in advance are initially deferred as accrued expenses and are then recognized ratably as revenue over the period in which members are entitled to receive benefits.

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

        Vendor allowances and purchase discounts for our Pharmacy Services segment:    Our Pharmacy Services segment receives purchase discounts on products purchased. Contractual arrangements with vendors, including manufacturers, wholesalers and retail pharmacies, normally provide for the Pharmacy Services segment to receive purchase discounts from established list prices in one, or a combination, of the following forms: (i) a direct discount at the time of purchase or (ii) a discount (or rebate) paid subsequent to dispensing when products are purchased indirectly from a manufacturer (e.g., through a wholesaler or retail pharmacy). These rebates are recognized when prescriptions are dispensed and are generally calculated and billed to manufacturers within 30 days of the end of each completed quarter. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material to the results of operations. We account for the effect of any such differences as a change in accounting estimate in the period the reconciliation is completed. The Pharmacy Services segment also receives additional discounts under its wholesaler contract. In addition, the Pharmacy Services segment receives fees from pharmaceutical manufacturers for administrative services. Purchase discounts and administrative service fees are recorded as a reduction of cost of revenues.

Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures

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

        The following is a reconciliation of our net income to Adjusted EBITDA for fiscal 2016, 2015 and 2014:

	February 27, 2016 (52 weeks)	February 28, 2015 (52 weeks)	March 1, 2014 (52 weeks)
Net income	$165,465	$2,109,173	$249,414
Interest expense	449,574	397,612	424,591
Income tax expense	139,297	158,951	161,883
Income tax valuation allowance reduction	(26,358)	(1,841,304)	(161,079)
Depreciation and amortization expense	509,212	416,628	403,741
LIFO charge (credit)	11,163	(18,857)	104,142
Lease termination and impairment charges	48,423	41,945	41,304
Loss on debt retirements, net	33,205	18,512	62,443
Other	72,281	40,183	38,520

Adjusted EBITDA	$1,402,262	$1,322,843	$1,324,959

        The following is a reconciliation of our net income to Adjusted Net Income and Adjusted Net Income per Diluted Share for fiscal 2016, 2015 and 2014. Adjusted Net Income is defined as net income excluding the impact of amortization of EnvisionRx intangible assets, acquisition-related costs, loss on debt retirements and LIFO adjustments. We believe Adjusted Net Income and Adjusted Net Income per Diluted Share serve as appropriate measures to be used in evaluating the performance of our business and help our investors better compare our operating performance over multiple periods. Adjusted Net Income per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income:

	February 27, 2016 (52 weeks)	February 28, 2015 (52 weeks)	March 1, 2014 (52 weeks)
Net income	$165,465	$2,109,173	$249,414
Add back—Income tax expense (benefit)	112,939	(1,682,353)	804

Income before income taxes	278,404	426,820	250,218
Adjustments:
Amortization of EnvisionRx intangible assets	55,527	—	—
LIFO charge (credit)	11,163	(18,857)	104,142
Loss on debt retirements, net	33,205	18,512	62,443
Acquisition-related costs	27,482	8,309	—

Adjusted income before income taxes	405,781	434,784	416,803
Adjusted income tax expense(a)	164,747	161,740	269,672

Adjusted net income	$241,034	$273,044	$147,131

Adjusted net income per diluted share	$0.23	$0.27	$0.12

(a)
The estimated annualized effective tax rate used for the fifty-two weeks ended February 28, 2015 is adjusted for the income tax valuation allowance reduction of $1.841 billion.

        In addition to Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per Diluted Share, we occasionally refer to several other Non-GAAP measures, on a less frequent basis, in order to describe certain components of our business and how we utilize them to describe our results. These measures include but are not limited to Adjusted EBITDA Gross Margin and Gross Profit (gross margin/gross profit excluding non-Adjusted EBITDA items), Adjusted EBITDA SG&A (SG&A expenses excluding non-Adjusted EBITDA items), FIFO Gross Margin and FIFO Gross Profit (gross margin/gross profit before LIFO charges), and Free Cash Flow (Adjusted EBITDA less cash paid for interest, rent on closed stores, capital expenditures, acquisition costs and the change in working capital).

        We include these non-GAAP financial measures in our earnings announcements in order to provide transparency to our investors and enable investors to better compare our operating performance with the operating performance of our competitors including with those of our competitors having different capital structures. Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share or other non-GAAP measures should not be considered in isolation from, and are not intended to represent an alternative measure of, operating results or of cash flows from operating activities, as determined in accordance with GAAP. Our definition of these non-GAAP measures may not be comparable to similarly titled measurements reported by other companies.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of February 27, 2016.

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value at February 27, 2016
	(Dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$90	$—	$—	$—	$902,000	$3,033,000	$3,935,090	$4,210,416
Average Interest Rate	7.61%	0.00%	0.00%	0.00%	9.25%	6.48%	7.11%
Variable Rate	$—	$—	$—	$2,100,000	$470,000	$500,000	$3,070,000	$3,025,500
Average Interest Rate	0.00%	0.00%	0.00%	2.12%	5.75%	4.88%	3.12%

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility, Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of February 27, 2016, our annual interest expense would change by approximately $25.3 million.

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

(b)   Internal Control Over Financial Reporting

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We acquired EnvisionRx on June 24, 2015, for additional information regarding the acquisition, see Note 2 to the consolidated financial statements included in this annual report. Management has excluded EnvisionRx from the assessment of internal control over financial reporting. EnvisionRx represented approximately 26%, 13%, and 13%, of total assets, total revenue and net income, respectively, of the related consolidated financial statement amounts as of and for the year ended February 27, 2016. SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. We are in the process of integrating the EnvisionRx operations within our internal control structure. Accordingly, we have excluded EnvisionRx from our annual assessment of internal control over financial reporting as of February 27, 2016. Based on this evaluation, our management has concluded that, as of February 27,

2016, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

  Attestation Report of the Independent Registered Public Accounting Firm

        The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our internal control over financial reporting is included after the next paragraph.

(c)   Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended February 27, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

        We have audited the internal control over financial reporting of Rite Aid Corporation and subsidiaries (the "Company") as of February 27, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at EnvisionRx, which was acquired on June 24, 2015 and whose financial statements constitute approximately 26%, 13%, and 13%, of total assets, total revenue and net income, respectively, of the related consolidated financial statement amounts as of and for the year ended February 27, 2016. Accordingly, our audit did not include the internal control over financial reporting at EnvisionRx. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 27, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 27, 2016 of the Company and our report dated April 25, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 25, 2016

Item 9B.    Other Information

        None

PART III

        We intend to file with the SEC a definitive proxy statement for our 2016 Annual Meeting of Stockholders, to be held on June 22, 2016, pursuant to Regulation 14A not later than 120 days after February 27, 2016. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from that proxy statement.

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

3.     Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Agreement and Plan of Merger, dated as of October 27, 2015, among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Victoria Merger Sub, Inc.	Exhibit 2.1 to Form 8-K, filed on October 29, 2015
3.1	Amended and Restated Certificate of Incorporation, dated January 22, 2014	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Amended and Restated By-Laws	Exhibit 3.2 to Form 10-Q, filed on January 6, 2016
4.1
	Indenture, dated as of February 27, 2012, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.1 to Form 8-K, filed on February 27, 2012
4.2
	First Supplemental Indenture, dated as of May 15, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture, dated as of February 27, 2012, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.23 to the Registration Statement on Form S-4, File No. 181651, filed on May 24, 2012

Exhibit Numbers	Description	Incorporation By Reference To
4.3	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and U.S. Bank Trust National Association (as successor trustee to Morgan Guaranty Trust Company of New York) to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 7.70% Notes due 2027	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.5	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.6
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank to the Indenture, dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.7
	Indenture, dated as of July 2, 2013, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company's 6.75% Senior Notes due 2021	Exhibit 4.1 to Form 8-K, filed on July 2, 2013
4.8	Registration Rights Agreement, dated as of February 10, 2015, by and among Rite Aid Corporation, TPG VI Envision, L.P., TPG VI DE BDH, L.P. and Envision Rx Options Holdings Inc.	Exhibit 10.3 to Form 8-K, filed on February 13, 2015
4.9
	Indenture, dated as of April 2, 2015, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company's 6.125% Senior Notes due 2023	Exhibit 4.1 to Form 8-K, filed on April 2, 2015
4.10
	Registration Rights Agreement, dated as of April 2, 2015, among Rite Aid Corporation, the subsidiary guarantors named therein and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as the initial purchasers of the Company's 6.125% Senior Notes due 2023	Exhibit 10.1 to Form 8-K, filed on April 2, 2015
10.1	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.2	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001

Exhibit Numbers	Description	Incorporation By Reference To
10.3	2004 Omnibus Equity Plan*	Exhibit 10.4 to Form 10-K, filed on April 29, 2005
10.4	2006 Omnibus Equity Plan*	Exhibit 10 to Form 8-K, filed on January 22, 2007
10.5	2010 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.6	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan*	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.7	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan*	Exhibit 10.8 to Form 10-K, filed on April 23, 2013
10.8	2012 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
10.9	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan*	Exhibit 10.10 to Form 10-K, filed on April 23, 2013
10.10	2014 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 23, 2014
10.11	Form of Award Agreement*	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.12	Supplemental Executive Retirement Plan*	Exhibit 10.6 to Form 10-K, filed on April 28, 2010
10.13	Executive Incentive Plan for Officers of Rite Aid Corporation*	Exhibit 10.1 to Form 8-K, filed on February 24, 2012
10.14	Amended and Restated Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of January 21, 2010*	Exhibit 10.7 to Form 10-K, filed on April 28, 2010
10.15	Employment Agreement by and between Rite Aid Corporation and Frank G. Vitrano, dated as of September 24, 2008*	Exhibit 10.3 to Form 10-Q, filed on October 8, 2008
10.16	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Frank G. Vitrano, dated as of September 24, 2008*	Exhibit 10.5 to Form 10-Q, filed on October 7, 2010
10.17	Letter Agreement, dated October 26, 2015, to the Employment Agreement by and between Rite Aid Corporation and Frank G. Vitrano, dated as of September 24, 2008*	Exhibit 10.2 to Form 8-K, filed on October 28, 2015
10.18	Employment Agreement by and between Rite Aid Corporation and Marc A. Strassler, dated as of March 9, 2009*	Exhibit 10.8 to Form 10-K, filed on April 17, 2009
10.19	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Marc A. Strassler, dated as of March 9, 2009*	Exhibit 10.4 to Form 10-Q, filed on October 7, 2010

Exhibit Numbers	Description	Incorporation By Reference To
10.20	Letter Agreement, dated October 26, 2015, to the Employment Agreement by and between Rite Aid Corporation and Marc. A. Strassler, dated as of March 9, 2009*	Exhibit 10.3 on Form 8-K, filed on October 28, 2015
10.21	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000*	Exhibit 10.1 to Form 10-Q, filed on December 22, 2005
10.22	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of December 18, 2008*	Exhibit 10.4 to Form 10-Q, filed on January 7, 2009
10.23	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K, filed on April 26, 2004
10.24	Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.7 to Form 10-Q, filed on January 7, 2009
10.25	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.6 to Form 10-Q, filed on October 7, 2010
10.26	Amendment to Employment Agreement by and between Rite Aid Corporation and Kenneth Martindale dated as of October 26, 2015*	Exhibit 10.4 to Form 10-Q, filed on January 6, 2016
10.27	Employment Agreement by and between Rite Aid Corporation and Robert I. Thompson, dated as of February 3, 2008, between Rite Aid Corporation and Robert I. Thompson*	Exhibit 10.5 to Form 10-Q, filed on January 6, 2010
10.28	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Robert I. Thompson, dated as of September 23, 2009*	Exhibit 10.6 to Form 10-Q, filed on January 6, 2010
10.29	Amended and Restated Employment Agreement, dated as of June 23, 2011, between Rite Aid Corporation and Enio A. Montini, Jr.*	Exhibit 10.1 to Form 10-Q, filed on October 5, 2011
10.30	Employment Agreement, dated as of March 24, 2014, by and between Rite Aid Corporation and Dedra N. Castle	Exhibit 10.2 to Form 10-Q, filed on July 3, 2014
10.31	Employment Agreement, dated as of July 24, 2014, by and between Rite Aid Corporation and Darren W. Karst	Exhibit 10.2 to Form 10-Q, filed on October 2, 2014
10.32	Letter Agreement, dated October 26, 2015, to the Employment Agreement by and between Rite Aid Corporation and Darren W. Karst, dated as of July 24, 2014*	Exhibit 10.1 to Form 8-K, filed on October 28, 2015
10.33	Employment Agreement by and between Rite Aid Corporation and Jocelyn Konrad dated as of August 18, 2015*	Exhibit 10.1 to Form 10-Q, filed on January 6, 2016

Exhibit Numbers	Description	Incorporation By Reference To
10.34	Employment Agreement by and between Rite Aid Corporation and Bryan Everett dated as of June 22, 2015*	Exhibit 10.2 to Form 10-Q, filed on January 6, 2016
10.35	Employment Agreement by and between Rite Aid Corporation and David Abelman dated as of August 3, 2015*	Exhibit 10.3 to Form 10-Q, filed on January 6, 2016
10.36	Form of Retention Award Agreement	Exhibit 10.1 to Form 8-K, filed on January 7, 2016
10.37	Form of December 31, 2015 Retention Award Agreement	Exhibit 10.2 to Form 8-K, filed on January 7, 2016
10.38
	Amended and Restated Credit Agreement, dated as of June 27, 2001, as amended and restated as of January 13, 2015, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on January 14, 2015
10.39
	First Amendment to Amended and Restated Credit Agreement, dated as of February 10, 2015, among Rite Aid Corporation, the lenders signatory thereto and Citicorp North America, Inc., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on February 13, 2015
10.40	Credit Agreement, dated as of June 21,2013, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on June 21, 2013
10.41	Credit Agreement, dated as of February 21, 2013, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.2 to Form 8-K, filed on February 21, 2013
10.42
	Amended and Restated Collateral Trust and Intercreditor Agreement, including the related definitions annex, dated as of June 5, 2009, among Rite Aid Corporation, each subsidiary named therein or which becomes a party thereto, Wilmington Trust Company, as collateral trustee, Citicorp North America, Inc., as senior collateral processing agent, The Bank of New York Trust Company, N.A., as trustee under the 2017 7.5% Note Indenture (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee under the 2016 10.375% Note Indenture (as defined therein), and each other Second Priority Representative and Senior Representative which becomes a party thereto	Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.43	Amended and Restated Senior Subsidiary Guarantee Agreement, dated as of June 5, 2009 among the subsidiary guarantors party thereto and Citicorp North America, Inc., as senior collateral agent	Exhibit 10.4 to Form 8-K, filed on June 11, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.44	Amended and Restated Senior Subsidiary Security Agreement, dated as of June 5, 2009, by the subsidiary guarantors party thereto in favor of the Citicorp North America, Inc., as senior collateral agent	Exhibit 10.5 to Form 8-K, filed on June 11, 2009
10.45
	Amended and Restated Senior Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and supplemented as of September 27, 2004, among Rite Aid Corporation, the Subsidiary Guarantors, and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as collateral processing co- agents	Exhibit 4.27 to Form 10-K, filed on April 29, 2008
10.46
	Second Priority Subsidiary Guarantee Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.36 to Form 10-K, filed on April 17, 2009
10.47
	Second Priority Subsidiary Security Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, as supplemented as of January 5, 2005, and as amended in the Reaffirmation Agreement and Amendment dates as of January 11, 2005, by the Subsidiary Guarantors in favor of Wilmington Trust Company, as collateral trustee	Exhibit 4.37 to Form 10-K, filed on April 17, 2009
10.48
	Amended and Restated Second Priority Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.33 to Form 10-K, filed on April 29, 2008
10.49	Intercreditor Agreement, dated as of February 18, 2009, by and among Citicorp North America, Inc. and Citicorp North America, Inc., and acknowledged and agreed to by Rite Aid Funding II	Exhibit 10.2 to Form 8-K, filed on February 20, 2009
10.50
	Senior Lien Intercreditor Agreement dated as of June 12, 2009, among Rite Aid Corporation, the subsidiary guarantors named therein, Citicorp North America, Inc., as senior collateral agent for the Senior Secured Parties (as defined therein), Citicorp North America, Inc., as senior representative for the Senior Loan Secured Parties (as defined therein), The Bank of New York Mellon Trust Company, N.A., as Senior Representative (as defined therein) for the Initial Additional Senior Debt Parties (as defined therein), and each additional Senior Representative from time to time party thereto	Exhibit 10.2 to Form 8-K, filed on June 16, 2009
11	Statement regarding computation of earnings per share (See Note 4 to the consolidated financial statements)	Filed herewith
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at February 27, 2016 and February 28, 2015, (ii) Consolidated Statements of Operations for the fiscal years ended February 27, 2016, February 28, 2015, and March 1, 2014, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended February 27, 2016, February 28, 2015, and March 1, 2014, (iv) Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended February 27, 2016, February 28, 2015, and March 1, 2014, (v) Consolidated Statements of Cash Flows for the fiscal years ended February 27, 2016, February 28, 2015, and March 1, 2014 and (vi) Notes to Consolidated Financial Statements, tagged in detail.

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
Camp Hill, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the "Company") as of February 27, 2016 and February 28, 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended February 27, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries as of February 27, 2016 and February 28, 2015, and the results of their operations and their cash flows for each of the three years in the period ended February 27, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 27, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 25, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 25, 2016

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 27, 2016	February 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$124,471	$115,899
Accounts receivable, net	1,601,008	980,904
Inventories, net	2,697,104	2,882,980
Deferred tax assets	—	17,823
Prepaid expenses and other current assets	128,144	224,152

Total current assets	4,550,727	4,221,758
Property, plant and equipment, net	2,255,398	2,091,369
Goodwill	1,713,475	76,124
Other intangibles, net	1,004,379	421,480
Deferred tax assets	1,539,141	1,766,349
Other assets	213,890	200,345

Total assets	$11,277,010	$8,777,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$26,848	$100,376
Accounts payable	1,542,797	1,133,520
Accrued salaries, wages and other current liabilities	1,427,250	1,193,419
Deferred tax liabilities	—	57,685

Total current liabilities	2,996,895	2,485,000
Long-term debt, less current maturities	6,914,393	5,397,588
Lease financing obligations, less current maturities	52,895	61,152
Other noncurrent liabilities	731,399	776,629

Total liabilities	10,695,582	8,720,369
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 1,047,754 and 988,558	1,047,754	988,558
Additional paid-in capital	4,822,665	4,521,023
Accumulated deficit	(5,241,210)	(5,406,675)
Accumulated other comprehensive loss	(47,781)	(45,850)

Total stockholders' equity	581,428	57,056

Total liabilities and stockholders' equity	$11,277,010	$8,777,425

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)
Revenues	$30,736,657	$26,528,377	$25,526,413
Costs and expenses:
Cost of revenues	22,910,402	18,951,645	18,202,679
Selling, general and administrative expenses	7,013,346	6,695,642	6,561,162
Lease termination and impairment charges	48,423	41,945	41,304
Interest expense	449,574	397,612	424,591
Loss on debt retirements, net	33,205	18,512	62,443
Loss (gain) on sale of assets, net	3,303	(3,799)	(15,984)

	30,458,253	26,101,557	25,276,195

Income before income taxes	278,404	426,820	250,218
Income tax expense (benefit)	112,939	(1,682,353)	804

Net income	$165,465	$2,109,173	$249,414

Computation of income attributable to common stockholders:
Net income	$165,465	$2,109,173	$249,414
Accretion of redeemable preferred stock	—	—	(77)
Cumulative preferred stock dividends	—	—	(8,318)
Conversion of Series G and H preferred stock	—	—	(25,603)

Income attributable to common stockholders—basic	165,465	2,109,173	215,416
Add back-interest on convertible notes	—	5,456	5,456

Income attributable to common stockholders—diluted	$165,465	$2,114,629	$220,872

Basic income per share	$0.16	$2.17	$0.23

Diluted income per share	$0.16	$2.08	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)
Net income	$165,465	$2,109,173	$249,414
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $1,681, $6,042, and $0 tax benefit	(1,931)	(8,516)	24,035

Total other comprehensive (loss) income	(1,931)	(8,516)	24,035

Comprehensive income	$163,534	$2,100,657	$273,449

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

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
Other comprehensive loss:
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

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

	Preferred Stock—Series G		Preferred Stock—Series H
					Common Stock				Accumulated Other Comprehensive Income (Loss)
							Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Net income								165,465		165,465
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $1,681 tax benefit									(1,931)	(1,931)

Comprehensive income										163,534
Exchange of restricted shares for taxes					(2,045)	(2,045)	(15,461)			(17,506)
Issuance of restricted stock					2,751	2,751	(2,751)			—
Cancellation of restricted stock					(420)	(420)	420			—
Amortization of restricted stock balance							28,342			28,342
Stock-based compensation expense							11,164			11,164
Conversion of convertible debt instruments					24,762	24,762	39,327			64,089
Tax benefit from exercise of stock options and restricted stock vesting							22,466			22,466
Stock options exercised					6,394	6,394	4,982			11,376
Shares issued for EnvisionRx acquisition					27,754	27,754	213,153			240,907

BALANCE FEBRUARY 27, 2016	—	$—	—	$—	1,047,754	$1,047,754	$4,822,665	$(5,241,210)	$(47,781)	$581,428

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)
OPERATING ACTIVITIES:
Net income	$165,465	$2,109,173	$249,414
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	509,212	416,628	403,741
Lease termination and impairment charges	48,423	41,945	41,304
Gain from lease termination	—	—	(8,750)
LIFO charge (credit)	11,163	(18,857)	104,142
Loss (gain) on sale of assets, net	3,303	(3,799)	(15,984)
Stock-based compensation expense	37,948	23,390	16,194
Loss on debt retirements, net	33,205	18,512	62,443
Changes in deferred taxes	79,488	(1,726,487)	—
Excess tax benefit on stock options and restricted stock	(22,884)	(41,563)	(26,665)
Changes in operating assets and liabilities:
Accounts receivable	291,659	(25,902)	(28,051)
Inventories	181,958	129,985	56,557
Accounts payable	(21,187)	(169,952)	(100,774)
Other assets and liabilities, net	(320,351)	(104,114)	(51,525)

Net cash provided by operating activities	997,402	648,959	702,046

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(541,347)	(426,828)	(333,870)
Intangible assets acquired	(128,648)	(112,558)	(87,353)
Acquisition of businesses, net of cash acquired	(1,778,377)	(69,793)	—
Proceeds from sale-leaseback transactions	36,732	—	3,989
Proceeds from dispositions of assets and investments	9,782	15,494	28,416
Proceeds from lease termination	—	—	8,750
Proceeds from insured loss	—	—	15,144

Net cash used in investing activities	(2,401,858)	(593,685)	(364,924)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,800,000	1,152,293	1,310,000
Net proceeds from (repayments to) revolver	375,000	1,325,000	(265,000)
Principal payments on long-term debt	(672,717)	(2,595,709)	(1,340,435)
Change in zero balance cash accounts	(62,878)	1,081	(95)
Net proceeds from the issuance of common stock	11,376	24,117	33,217
Payments for the repurchase of preferred stock	—	—	(21,034)
Financing fees paid for early debt redemption	(26,003)	(13,841)	(45,636)
Excess tax benefit on stock options and restricted stock	22,884	41,563	26,665
Deferred financing costs paid	(34,634)	(20,285)	(17,850)

Net cash provided by (used in) financing activities	1,413,028	(85,781)	(320,168)

Increase (decrease) in cash and cash equivalents	8,572	(30,507)	16,954
Cash and cash equivalents, beginning of year	115,899	146,406	129,452

Cash and cash equivalents, end of year	$124,471	$115,899	$146,406

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

  Description of Business

        The Company is a Delaware corporation and through its 100 percent owned subsidiaries, operates a pharmacy retail healthcare company in the United States of America. The Company operates various programs through its two reportable segments: the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy segment operates one of the largest retail drugstore chains in the United States, with 4,561 stores in operation as of February 27, 2016. The Retail Pharmacy segment's drugstores' primary business is the sale of brand and generic prescription drugs. The Retail Pharmacy segment also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line. The Pharmacy Services segment, acquired by the Company in connection with the June 24, 2015 acquisition of EnvisionRx, operates both a transparent and traditional pharmacy benefit management ("PBM") business; mail-order and specialty pharmacy services through Orchard Pharmaceutical Services; access to the nation's largest cash pay infertility discount drug program via Design Rx; a claims adjudication software platform through Laker Software; and a national Medicare Part D prescription drug plan through EIC. See Note 20 for additional details on the Company's reportable segments.

        Prior to the June 24, 2015 acquisition of EnvisionRx, the Company's operations consisted solely of the Retail Pharmacy segment. Following the completion of the EnvisionRx acquisition, the Company organized its operations into the Retail Pharmacy segment and the Pharmacy Services segment. Revenues for the Company are as follows:

	Year Ended
	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)
Retail Pharmacy segment:
Pharmacy sales	$18,442,557	$18,114,768	$17,239,436
Front end sales	8,238,450	8,232,256	8,168,922
Other revenue	184,924	181,353	118,055

Total Retail Pharmacy segment	$26,865,931	$26,528,377	$25,526,413
Pharmacy Services segment revenue	4,103,513	—	—
Intersegment elimination	(232,787)	—	—

Total revenue	$30,736,657	$26,528,377	$25,526,413

        Sales of prescription drugs for our Retail Pharmacy segment represented approximately 69.1%, 68.8% and 67.9% of the Company's total drugstore sales in fiscal years 2016, 2015 and 2014,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

respectively. The Retail Pharmacy segment's principal classes of products in fiscal 2016 were the following:

Product Class	Percentage of Sales
Prescription drugs	69.1%
Over-the-counter medications and personal care	9.8%
Health and beauty aids	4.8%
General merchandise and other	16.3%

  Fiscal Year

        The Company's fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal years ended February 27, 2016, February 28, 2015 and March 1, 2014 included 52 weeks.

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

  Allowance for Uncollectible Receivables

        Approximately 97.8% of prescription sales are made to customers who are covered by third-party payors, such as insurance companies, government agencies and employers. The Company recognizes receivables that represent the amount owed to the Company for sales made to customers or employees of those payors that have not yet been paid. The Company maintains a reserve for the amount of these receivables deemed to be uncollectible. This reserve is calculated based upon historical collection activity adjusted for current conditions.

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

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

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

        The Company capitalizes direct internal and external development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2016, 2015 and 2014, the Company capitalized costs of approximately $7,680, $7,550 and $6,547, respectively.

  Goodwill

        The Company recognizes goodwill as the excess of the purchase price over the fair value of the assets acquired and liabilities assumed during business combinations. The Company accounts for

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

goodwill under ASC Topic 350, "Intangibles—Goodwill and Other", which does not permit amortization, but instead requires the Company to perform an annual impairment review, or more frequently if events or circumstances indicate that impairment may be more likely. See Note 12 for additional information on goodwill.

  Intangible Assets

        The Company has certain finite-lived intangible assets that are amortized over their useful lives. The value of favorable and unfavorable leases on stores acquired in business combinations are amortized over the terms of the leases on a straight-line basis. Prescription files acquired in business combinations are amortized over an estimated useful life of ten years on an accelerated basis, which approximates the anticipated prescription file retention and related cash flows. Purchased prescription files acquired in other than business combinations are amortized over their estimated useful lives of five years on a straight-line basis. The value of finite-lived trade names are amortized over 10 years on a straight-line basis. The value of customer relationships, acquired in connection with the Company's acquisition of EnvisionRx, are amortized over a period between 10 and 20 years on a descending percentage method which matches the pattern of expected discounted cash flows. The Pharmacy Services segment's contract with CMS for Medicare Part D, which is required in order to act as a national provider of the Part D benefit, is amortized over 25 years on a straight line basis.

  Deferred Financing Costs

        Costs incurred to issue debt are deferred and amortized as a component of interest expense over the terms of the related debt agreements. Amortization expense of deferred financing costs was $19,545, $15,301 and $15,259 for fiscal 2016, 2015 and 2014, respectively.

  Revenue Recognition

  Retail Pharmacy Segment

        For front end sales, the Retail Pharmacy segment recognizes revenue from the sale of merchandise at the time the merchandise is sold. The Retail Pharmacy segment records revenue net of an allowance for estimated future returns. Return activity is immaterial to revenues and results of operations in all periods presented. For third party payor pharmacy sales, revenue is recognized at the time the prescription is filled, which is or approximates when the customer picks up the prescription and is recorded net of an allowance for prescriptions that were filled but will not be picked up by the customer. For all periods presented, there is no material difference between the revenue recognized at the time the prescription is filled and that which would be recognized when the customer picks up the prescription. For cash prescriptions and patient third party payor co-payments, the Retail Pharmacy segment recognizes revenue when the patient picks up the prescription and tenders the cash price or patient third party payor co-payment amount at the point of sale. Prescriptions are generally not returnable.

        The Retail Pharmacy segment offers a chain wide loyalty card program titled wellness +. Members participating in the wellness + loyalty card program earn points on a calendar year basis for eligible

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

front end merchandise purchases and qualifying prescriptions. One point is awarded for each dollar spent towards front end merchandise and 25 points are awarded for each qualifying prescription.

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

        As wellness + customers accumulate points, the Retail Pharmacy segment defers the value of the points earned as deferred revenue (included in other current and noncurrent liabilities, based on the expected usage). The amount deferred is based on historic and projected customer activity (e.g., tier level, spending level). As customers receive discounted front end merchandise, the Retail Pharmacy segment recognizes an allocable portion of the deferred revenue. The Retail Pharmacy segment deferred $110,208 as of February 27, 2016 of which $88,470 is included in other current liabilities and $21,738 is included in noncurrent liabilities. The Retail Pharmacy segment deferred $111,208 as of February 28, 2015 of which $89,657 is included in other current liabilities and $21,551 is included in noncurrent liabilities.

        During fiscal 2016, the Company partnered with American Express Travel Related Services Company, Inc. to be part of a coalition loyalty program titled Plenti. This awards program allows a customer to earn points based on qualifying purchases at participating retailers. Each Plenti point is worth the equivalent of $0.01. The customer has the opportunity to redeem their accumulated points on a future purchase at any of the participating retailers. All points are redeemed using a FIFO methodology (e.g., first points earned are the first to be redeemed). Points expire on December 31st of each year for any point that has aged a minimum of two years that has not been redeemed by the customer. For a majority of the Plenti point issuances, funding is provided by our vendors through contractual arrangements. This funding is treated as deferred revenue and remains in deferred revenue until a customer redeems their points. Upon redemption, the deferred revenue account is decremented with an offsetting credit to sales. For Plenti point redemptions that are not vendor funded, deferred revenue is recorded and not recognized until the points are redeemed. As of February 27, 2016, the Company had deferred revenue of $39,253 relating to the Plenti program which is included in other current liabilities.

  Pharmacy Services Segment

        The Pharmacy Services segment ("Pharmacy Services") sells prescription drugs indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy. The Pharmacy Services segment recognizes revenue from prescription drugs sold by (i) its mail service dispensing pharmacy and (ii) under retail pharmacy network contracts where it is the principal using the gross method at the contract prices negotiated with its clients, primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States. Revenues include:

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

(i) the portion of the price the client pays directly to the Pharmacy Services segment, net of any volume-related or other discounts paid back to the client (see "Drug Discounts" below), (ii) the price paid to the Pharmacy Services segment by client plan members for mail order prescriptions ("Mail Co-Payments"), (iii) customer copayments made directly to the retail pharmacy network, and (iv) administrative fees. Sales taxes are not included in revenue. Revenue is recognized when: (i) persuasive evidence that the prescription drug sale has occurred or a contractual arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. The following revenue recognition policies have been established for the Pharmacy Services segment:

  •
  Revenues generated from prescription drugs sold by third party pharmacies in the Pharmacy Services segment's retail pharmacy network and associated administrative fees are recognized at the Pharmacy Services segment's point-of-sale, which is when the claim is adjudicated by the Pharmacy Services segment's online claims processing system.

  •
  Revenues generated from prescription drugs sold by the Pharmacy Services segment's mail service dispensing pharmacy are recognized when the prescription is delivered. At the time of delivery, the Pharmacy Services segment has performed substantially all of its obligations under its client contracts and does not experience a significant level of returns or reshipments.

  •
  Revenues generated from administrative fees based on membership or claims volume are recognized monthly upon active membership in the plan or actual claims volume.

        In the majority of its contracts, the Pharmacy Services segment has determined it is the principal due to it: (i) being the primary obligor in the arrangement, (ii) latitude in establishing price, (iii) performs part of the service, (iv) having discretion in supplier selection and v) having involvement in the determination of product or service specifications. The Pharmacy Services segment's obligations under its client contracts for which revenues are reported using the gross method are separate and distinct from its obligations to the third party pharmacies included in its retail pharmacy network contracts. Pursuant to these contracts, the Pharmacy Services segment is contractually required to pay the third party pharmacies in its retail pharmacy network for products sold after payment is received from its clients. The Pharmacy Services segment's responsibilities under its client contracts typically include validating eligibility and coverage levels, communicating the prescription price and the co-payments due to the third party retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the prescriber prior to dispensing, suggesting generic alternatives where clinically appropriate and approving the prescription for dispensing. Although the Pharmacy Services segment does not have credit risk with respect to its pharmacy benefit manager operations and retail co-payments, management believes that all of the other applicable indicators of gross revenue reporting are present.

        Drug Discounts—The Pharmacy Services segment deducts from its revenues that are generated from prescription drugs sold by third party pharmacies any rebates, inclusive of discounts and fees, earned by its clients. Rebates are paid to clients in accordance with the terms of client contracts.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Medicare Part D—The Pharmacy Services segment, through its EIC subsidiary, participates in the federal government's Medicare Part D program as a Prescription Drug Plan ("PDP"). Net revenues include insurance premiums earned by the PDP, which are determined based on the PDP's annual bid and related contractual arrangements with the Centers for Medicare and Medicaid Services ("CMS"). The insurance premiums include a direct premium paid by CMS and a beneficiary premium, which is the responsibility of the PDP member, but is subsidized by CMS in the case of low-income members. Premiums collected in advance are initially deferred in accrued expenses and are then recognized in net revenues over the period in which members are entitled to receive benefits.

        The Pharmacy Services segment records estimates of various assets and liabilities arising from its participation in the Medicare Part D program based on information in its claims management and enrollment systems. Significant estimates arising from its participation in the Medicare Part D program include: (i) estimates of low-income cost subsidy, reinsurance amounts and coverage gap discount amounts ultimately payable to or receivable from CMS based on a detailed claims reconciliation, (ii) an estimate of amounts receivable from CMS under a risk-sharing feature of the Medicare Part D program design, referred to as the risk corridor and (iii) estimates for claims that have been reported and are in the process of being paid or contested. Actual amounts of Medicare Part D-related assets and liabilities could differ significantly from amounts recorded. Historically, the effect of these adjustments has not been material to our results of operations or financial position.

        See Note 20 for additional information about the revenues of the Company's business segments.

  Cost of Revenues

  Retail Pharmacy Segment

        Cost of revenues for the Retail Pharmacy segment includes the following: the cost of inventory sold during the period, including related vendor rebates and allowances, LIFO credit or charges, costs incurred to return merchandise to vendors, inventory shrink, purchasing costs and warehousing costs, which include inbound freight costs from the vendor, distribution payroll and benefit costs, distribution center occupancy costs and depreciation expense and delivery expenses to the stores.

  Pharmacy Services Segment

        The Pharmacy Services segment's cost of revenues includes the cost of prescription drugs sold during the reporting period indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy. The cost of prescription drugs sold component of cost of revenues includes: (i) the cost of the prescription drugs purchased from manufacturers or distributors and shipped to members in clients' benefit plans from the Pharmacy Services segment's mail service dispensing pharmacy, net of any volume-related or other discounts (see "Vendor allowances and purchase discounts" below) and (ii) the cost of prescription drugs sold through the Pharmacy Services segment's retail pharmacy network under contracts where it is the principal, net of any volume-related or other discounts.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        As a result of the Acquisition, and the related addition of the Pharmacy Services segment, the Company now refers to its cost of goods sold as its cost of revenues, as these costs are now inclusive of the cost of prescription drugs sold through the Pharmacy Services segment's retail pharmacy network under contracts where it is the principal.

        See Note 20 for additional information about the cost of revenues of the Company's business segments.

  Vendor Rebates and Allowances and Purchase Discounts

  Retail Pharmacy Segment

        The Retail Pharmacy segment rebates and allowances received from vendors relate to either buying and merchandising or promoting the product. Buying and merchandising related rebates and allowances are recorded as a reduction of cost of revenue as product is sold. Buying and merchandising rebates and allowances include all types of vendor programs such as cash discounts from timely payment of invoices, purchase discounts or rebates, volume purchase allowances, price reduction allowances and slotting allowances. Certain product promotion related rebates and allowances, primarily related to advertising, are recorded as a reduction in selling, general and administrative expenses when the advertising commitment has been satisfied.

  Pharmacy Services Segment

        The Pharmacy Services segment receives purchase discounts on products purchased. The Pharmacy Services segment's contractual arrangements with vendors, including manufacturers, wholesalers and retail pharmacies, normally provide for the Pharmacy Services segment to receive purchase discounts from established list prices in one, or a combination, of the following forms: (i) a direct discount at the time of purchase, or (ii) a discount (or rebate) paid subsequent to dispensing when products are purchased indirectly from a manufacturer (e.g., through a wholesaler or retail pharmacy). These rebates are recognized when prescriptions are dispensed and are generally calculated and billed to manufacturers within 30 days of the end of each completed quarter. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material to the Pharmacy Services segment's results of operations. The Pharmacy Services segment accounts for the effect of any such differences as a change in accounting estimate in the period the reconciliation is completed. The Pharmacy Services segment also receives additional discounts under its wholesaler contracts. In addition, the Pharmacy Services segment receives fees from pharmaceutical manufacturers for administrative services. Purchase discounts and administrative service fees are recorded as a reduction of cost of revenues.

  Reinsurance

        To minimize risk and statutory capital requirements, EIC enters into quota share reinsurance agreements with unaffiliated reinsurers whereby they assume a quota share percentage of the company's Medicare Part D program. The net revenue and net cost of revenue for EIC has been reduced by the amounts ceded to reinsurers under these agreements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

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

  Advertising

        Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2016, 2015 and 2014 were $307,817, $318,157 and $322,843, respectively.

  Insurance

        The Company is self-insured for certain general liability and workers' compensation claims. For claims that are self-insured, stop-loss insurance coverage is maintained for workers' compensation occurrences exceeding $1,000 and general liability occurrences exceeding $3,000. The Company utilizes actuarial studies as the basis for developing reported claims and estimating claims incurred but not reported relating to the Company's self-insurance. Workers' compensation claims are discounted to present value using a risk-free interest rate.

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

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

  Stock-Based Compensation

        The Company has several stock option plans, which are described in detail in Note 16. The Company accounts for stock-based compensation under ASC 718, "Compensation—Stock Compensation." The Company recognizes option expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures.

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

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

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

  Significant Concentrations

  Retail Pharmacy Segment

        The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2016, the top five third party payors accounted for approximately 70.4% of the Company's pharmacy sales. The largest third party payor, Express Scripts, represented 25.3%, 27.8% and 31.6% of pharmacy sales during fiscal 2016, 2015 and 2014, respectively. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers.

        During fiscal 2016, state sponsored Medicaid agencies and related managed care Medicaid payors accounted for approximately 19.9% of the Company's pharmacy sales, the largest of which was approximately 1.5% of the Company's pharmacy sales. During fiscal 2016, approximately 31.9% of the Company's pharmacy sales were to customers covered by Medicare Part D. Any significant loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

        On February 17, 2014, the Company executed an expanded five-year agreement with McKesson Corporation ("McKesson") for pharmaceutical purchasing and distribution (our "Purchasing and Delivery Arrangement"). As part of its Purchasing and Delivery Arrangement, McKesson assumed responsibility for purchasing essentially all of the brand and generic medications the Company dispenses as well as providing a new direct store delivery model to all of the Company's stores. During fiscal 2016, the Company purchased brand and generic pharmaceuticals, which amounted to approximately 97.5% of the dollar volume of its prescription drugs from McKesson. If the Company's relationship with McKesson was disrupted, it could temporarily have difficulty filling prescriptions for brand-named and generic drugs until it executed a replacement wholesaler agreement or developed and implemented self- distribution processes.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

  Pharmacy Services Segment

        The Pharmacy Services segment, through its EIC subsidiary, participates in the federal government's Medicare Part D program as a PDP. Net revenues of $162,620 (0.5% of consolidated revenues) include insurance premiums earned by the PDP, which are determined based on the PDP's annual bid and related contractual arrangements with CMS.

        EIC has entered into a quota share reinsurance agreement with Swiss Re Life & Health America Inc. ("Swiss Re") whereby they assume a quota share percentage of the company's Medicare Part D program. Fifty percent of the net revenue and net cost of revenue for EIC has been ceded to Swiss Re under this agreement.

  Derivatives

        The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by ASC 815, "Derivatives and Hedging." As of February 27, 2016 and February 28, 2015, the Company had no interest rate swap arrangements or other derivatives.

  Recent Accounting Pronouncements

        In February 2016, the FASB issued ASU No. 2016-02, Leases, (Topic 842), which is intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that engage in lease transactions (both lessee and lessor) that lease assets such as real estate and manufacturing equipment. This ASU will require organizations that lease assets—referred to as "leases"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years and interim periods within those years beginning January 1, 2019. The Company is in process of assessing the impact of the adoption of ASU No. 2016-02 on its financial position, results of operations and cash flows.

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

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

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

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, which is consistent with the treatment of debt discounts. Recognition and measurement of debt issuance costs were not affected by this amendment. The new guidance should be applied on a retrospective basis, and upon transition, an entity is required to comply with the applicable disclosures necessary for a change in accounting principle. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. As permitted, the Company early adopted this standard beginning in the fourth quarter of fiscal 2016. The effect of the adoption of ASU 2015-03 on the Company's consolidated balance sheet is a reduction of other assets and long-term debt of $85,827 as of February 28, 2015. The following is a reconciliation of the effect of this reclassification on the Company's consolidated balance sheet as of February 28, 2015:

	As Previously Reported	Adjustments	As Revised
Other assets	$286,172	$(85,827)	$200,345
Total assets	8,863,252	(85,827)	8,777,425
Long-term debt, less current maturities	5,483,415	(85,827)	5,397,588
Total liabilities	8,806,196	(85,827)	8,720,369
Total liabilities and stockholders' equity	8,863,252	(85,827)	8,777,425

        In April 2015, the FASB issued ASU No. 2015-04, Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. This ASU allows an employer whose fiscal year-end does not coincide with a calendar month-end, for example, an entity that has a 52-week or 53-week fiscal year, the ability as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption of this ASU is permitted. The Company adopted this guidance in the fiscal fourth quarter of fiscal 2016 and consequently measured its plan assets as of February 29, 2016. This adoption did not materially affect the Company's financial position, results of operations or cash flows.

        In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires an acquirer to recognize provisional adjustments identified during the measurement period in the reporting period in

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

which the adjustment amounts are determined. This amendment requires an acquirer to record the income statement effects, if any, as a result of the change in provisional amounts in the period's financial statements when the adjustment is determined, calculated as if the accounting had been completed at the acquisition date. This amendment eliminates the requirement to retrospectively account for provisional adjustments. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption of this ASU is permitted. The adoption of this guidance in the fiscal fourth quarter of fiscal 2016 did not materially affect the Company's financial position, results of operations or cash flows.

        In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740)—Balance Sheet Classification of Deferred Taxes. This ASU requires an entity to classify deferred income tax assets and liabilities as noncurrent on the entity's classified statement of financial position. This amendment eliminates the current requirement to classify deferred tax assets and liabilities as either current or noncurrent on the entity's statement of financial position. This amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospective to all periods presented. If applied prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and the reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If applied retrospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company has elected to early adopt this ASU and consequently classified deferred income tax assets and liabilities as noncurrent beginning with the fiscal year ending February 27, 2016.

2. Acquisition

        On June 24, 2015, the Company completed its previously announced acquisition of TPG VI Envision BL, LLC and Envision Topco Holdings, LLC ("EnvisionRx"), pursuant to the terms of an agreement ("Agreement") dated February 10, 2015. EnvisionRx, which was a portfolio company of TPG Capital L.P. prior to its acquisition by the Company, is a full-service pharmacy services provider. EnvisionRx provides both transparent and traditional PBM options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services; access to the nation's largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC's EnvisionRx Plus Silver product for the low income auto-assign market and its Clear Choice product for the chooser market. EnvisionRx is headquartered in Twinsburg, Ohio and operates as a 100 percent owned subsidiary of the Company.

        Pursuant to the terms of the Agreement, as consideration for the Acquisition, the Company paid $1,882,211 in cash and issued 27,754 shares of Rite Aid common stock. The Company financed the cash portion of the Acquisition with borrowings under its Amended and Restated Senior Secured Revolving Credit Facility, and the net proceeds from the April 2, 2015 issuance of $1,800,000 aggregate

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

2. Acquisition (Continued)

principal amount of 6.125% senior notes due 2023 (the "6.125% Notes"). The consideration associated with the common stock was $240,907 based on a stock price of $8.68 per share, representing the closing price of the Company's common stock on the closing date of the Acquisition. The closing balance sheet has not yet been finalized, as the Company is still in process of finalizing the valuation, and therefore, the final purchase price and related purchase price allocation of the Acquisition is subject to change.

        The Company's consolidated financial statements for fiscal 2016 includes EnvisionRx results of operations from the Acquisition date of June 24, 2015 through February 27, 2016 (please see Note 20 Segment Reporting for the Pharmacy Services segment results included within the consolidated financial statements for the fifty-two week period ended February 27, 2016, which reflects the results of EnvisionRx). The Company's financial statements reflect preliminary purchase accounting adjustments in accordance with ASC 805 "Business Combinations", whereby the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

        The following allocation of the purchase price and the estimated transaction costs is preliminary and is based on information available to the Company's management at the time the consolidated

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

2. Acquisition (Continued)

financial statements were prepared. Accordingly, the allocation is subject to change and the impact of such changes may be material.

Preliminary purchase price
Cash consideration	$1,882,211
Stock consideration	240,907

Total	$2,123,118

Preliminary purchase price allocation
Cash and cash equivalents	$103,834
Accounts receivable	896,473
Inventories	7,276
Prepaid expenses and other current assets	13,386

Total current assets	1,020,969
Property and equipment	13,196
Intangible assets(1)	646,600
Goodwill	1,637,351
Other assets	7,219

Total assets acquired	3,325,335

Accounts payable	491,672
Reinsurance funds held	381,225
Other current liabilities(2)	216,937

Total current liabilities	1,089,834
Other long term liabilities(3)	112,383

Total liabilities assumed	1,202,217

Net assets acquired	$2,123,118

(1)
Intangible assets are recorded at estimated fair value, as determined by management based on available information which includes a preliminary valuation prepared by an independent third party. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earnings methods. The major assumptions used in arriving at the estimated identifiable intangible asset values included management's preliminary estimates of future cash flows, discounted at an appropriate rate of return which are based on the weighted average cost of capital for both the Company and other market participants, projected customer attrition rates, as well as applicable royalty rates for comparable assets. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

2. Acquisition (Continued)

  directly or indirectly to future cash flows. The estimated fair value of intangible assets and related useful lives as included in the preliminary purchase price allocation include:

	Estimated Fair Value	Estimated Useful Life (In Years)
Customer relationships	$465,000	17
CMS license	57,500	25
Claims adjudication and other developed software	59,000	7
Trademarks	20,100	10
Backlog	11,500	3
Trademarks	33,500	Indefinite

Total	$646,600

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

        The above goodwill represents future economic benefits expected to be recognized from the Company's expansion into the pharmacy services market, as well as expected future synergies and operating efficiencies from combining operations with EnvisionRx. Goodwill resulting from the Acquisition of $1,637,351 has been allocated to the Pharmacy Services segment of which $1,360,156 is deductible for tax purposes. At the time the financial statements were issued, initial accounting for the business combination related to tax matters were preliminary and may be adjusted during the measurement period. During the fourth quarter of fiscal 2016, the Company made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments resulted in an increase in goodwill of $158,278, mostly due to a reduction of intangible assets of $178,500 and offset by certain corresponding tax adjustments. As a result of the reduction of intangible assets during the fourth quarter of fiscal 2016, the Company recorded a reduction to its amortization expense of $4,739, which adjusts the amortization expense to the amount that would have been recorded in previous interim reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

        During fiscal 2016 and fiscal 2015, acquisition costs of $27,402 and $15,442, respectively, were expensed as incurred. The following unaudited pro forma combined financial data gives effect to the Acquisition as if it had occurred as of March 1, 2014.

        These unaudited pro forma combined results have been prepared by combining the historical results of the Company and historical results of EnvisionRx. The unaudited pro forma combined financial data for all periods presented were adjusted to give effect to pro forma events that 1) are directly attributable to the aforementioned transaction, 2) factually supportable, and 3) expected to

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

2. Acquisition (Continued)

have a continuing impact on the consolidated results of operations. Specifically, these adjustments reflect:

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

2. Acquisition (Continued)

        The unaudited pro forma combined information is not necessarily indicative of what the combined company's results actually would have been had the Acquisition been completed as of the beginning of the periods as indicated. In addition, the unaudited pro forma combined information does not purport to project the future results of the combined company.

	Year Ended
	February 27, 2016 (52 weeks)	February 28, 2015 (52 weeks)
	Pro forma	Pro forma
Net revenues as reported	$30,736,657	$26,528,377
EnvisionRx revenue, prior to the acquisition	1,735,635	4,273,016
Less pre-acquisition intercompany revenue	(103,363)	(272,530)

Pro forma combined revenues	$32,368,929	$30,528,863
Net income as reported	$165,465	$2,109,173
EnvisionRx net (loss) income before income taxes, prior to the acquisition	(45,307)	14,031
Incremental interest expense on the 6.125% Notes issued on April 2, 2015	(11,097)	(115,407)
Incremental amortization resulting from fair value adjustments of the identifiable intangible assets	(14,297)	(48,586)
Transaction costs incurred by both the Company and EnvisionRx	56,194	16,199
Interest expense incurred by EnvisionRx	21,984	56,884
Debt extinguishment charges incurred by EnvisionRx	31,601	—
Income tax expense relating to pro forma adjustments	(15,866)	—

Pro forma net income	$188,677	$2,032,294

Basic income per share	$0.18	$2.03
Diluted income per share	$0.18	$1.95

3. Pending Merger

        On October 27, 2015, Rite Aid entered into an Agreement and Plan of Merger (the "Merger Agreement") with WBA, and Victoria Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of WBA ("Victoria Merger Sub"). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Victoria Merger Sub will merge with and into Rite Aid (the "Merger"), with Rite Aid surviving the Merger as a 100 percent owned direct subsidiary of WBA. On February 4, 2016, the proposal to adopt the Merger Agreement was approved by holders of approximately 74% of our outstanding common stock entitled to vote as of the record date of the special meeting. Completion of the Merger is subject to various closing conditions, including but not limited to (i) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

3. Pending Merger (Continued)

Antitrust Improvements Act of 1976, as amended, (ii) the absence of any law or order prohibiting the Merger, and (iii) the absence of a material adverse effect on Rite Aid, as defined in the Merger Agreement. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of Rite Aid's common stock, par value $1.00 per share, issued and outstanding immediately prior to the effective time (other than shares owned by (i) WBA, Victoria Merger Sub or Rite Aid (which will be cancelled), (ii) stockholders who have properly exercised and perfected appraisal rights under Delaware law, or (iii) any direct or indirect 100 percent owned subsidiary of Rite Aid or WBA (which will be converted into shares of common stock of the surviving corporation)) will be converted into the right to receive $9.00 per share in cash, without interest.

        Rite Aid and WBA and Victoria Merger Sub have each made customary representations, warranties and covenants in the Merger Agreement, including, among other things, that (i) Rite Aid and its subsidiaries will continue to conduct our business in the ordinary course consistent with past practice between the execution of the Merger Agreement and the closing of the Merger and (ii) Rite Aid will not solicit proposals relating to alternative transactions to the Merger or engage in discussions or negotiations with respect thereto, subject to certain exceptions. Additionally, the Merger Agreement limits the Company's ability to incur indebtedness for borrowed money and issue additional capital stock, among other things. The Company currently anticipates that the Merger will close in the second half of calendar 2016.

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

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

4. Income Per Share (Continued)

stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti- dilution limitations.

	Year Ended
	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)
Numerator for income per share:
Net income	$165,465	$2,109,173	$249,414
Accretion of redeemable preferred stock	—	—	(77)
Cumulative preferred stock dividends	—	—	(8,318)
Conversion of Series G and H preferred stock	—	—	(25,603)

Income attributable to common stockholders—basic	$165,465	$2,109,173	$215,416
Add back—interest on convertible notes	—	5,456	5,456

Income attributable to common stockholders—diluted	$165,465	$2,114,629	$220,872

Denominator:
Basic weighted average shares	1,024,377	971,102	922,199
Outstanding options and restricted shares, net	17,985	21,967	32,093
Convertible notes	—	24,792	24,800

Diluted weighted average shares	1,042,362	1,017,861	979,092

Basic income per share	$0.16	$2.17	$0.23

Diluted income per share	$0.16	$2.08	$0.23

        Due to their anti-dilutive effect, the following potential common shares have been excluded from the computation of diluted income per share as of February 27, 2016, February 28, 2015 and March 1, 2014:

	Year Ended
	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)
Stock options	3,464	2,777	4,044

        On September 30, 2013, the Company redeemed all of its outstanding Series G and Series H Convertible Preferred Stock (collectively the "Convertible Preferred Stock") at the Company's election. The Convertible Preferred Stock was convertible into common stock of the Company, at the holder's option, at a conversion rate of $5.50 per share or 34,621,117 shares of common stock on September 30, 2013. The Convertible Preferred Stock was redeemable by the Company for cash at 105% of the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

4. Income Per Share (Continued)

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

        During May 2015, $64,089 of the Company's 8.5% convertible notes due 2015 were converted into 24,762 shares of common stock, pursuant to their terms.

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

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

5. Lease Termination and Impairment Charges (Continued)

        The Company recorded impairment charges of $17,219 in fiscal 2016, $14,438 in fiscal 2015 and $13,077 in fiscal 2014. The Company's methodology for recording impairment charges has been consistently applied in the periods presented.

        At February 27, 2016, $2.077 billion of the Company's long-lived assets, including intangible assets, were associated with 4,561 active operating stores.

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

        The Company recorded impairment charges for active stores of $16,106 in fiscal 2016, $12,126 in fiscal 2015 and $11,748 in fiscal 2014.

        The Company reviews key performance results for active stores on a quarterly basis and approves certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors, in addition to, the active store's individual operating results. The Company recorded impairment charges for closed facilities of $1,113 in fiscal 2016, $2,312 in fiscal 2015 and $1,329 in fiscal 2014.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

5. Lease Termination and Impairment Charges (Continued)

        The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2016, 2015 and 2014:

	Year Ended
	February 27, 2016		February 28, 2015		March 1, 2014
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Active stores:
Stores previously impaired(1)	357	$9,183	376	$6,949	378	$4,162
New, relocated and remodeled stores(2)	3	1,649	2	1,108	1	4,028
Remaining stores not meeting the recoverability test(3)	29	5,274	16	4,069	17	3,558

Total impairment charges—active stores	389	16,106	394	12,126	396	11,748
Total impairment charges-closed facilities	27	1,113	35	2,312	38	1,329

Total impairment charges—all locations	416	$17,219	429	$14,438	434	$13,077

(1)
These charges are related to stores that were impaired for the first time in prior periods. Most active stores, requiring an impairment charge, are fully impaired in the first period that they do not meet their asset recoverability test. However, we do often make capital additions to certain stores to improve their operating results or to meet geographical competition, which if later are deemed to be unrecoverable, will be impaired in future periods. Of this total, 351, 369 and 375 stores for fiscal years 2016, 2015 and 2014 respectively have been fully impaired. Also included in these charges are an insignificant number of stores, which were only partially impaired in prior years based on our analysis that supported a reduced net book value greater than zero, but now require additional charges.

(2)
These charges are related to new stores (open at least 3 years) and relocated stores (relocated in the last 2 years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met their original return on investment projections and have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 3, 1 and 1 stores for fiscal years 2016, 2015 and 2014 respectively have been fully impaired.

(3)
These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 27, 14 and 14 stores for fiscal years 2016, 2015 and 2014 respectively have been fully impaired.

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

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

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

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of the impairment measurement date for which an impairment assessment was performed and total losses as of February 27, 2016 and February 28, 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges February 27, 2016
Long-lived assets held and used	$—	$3,641	$17,645	$21,286	$(16,672)
Long-lived assets held for sale	—	3,283	189	3,472	(547)

Total	$—	$6,924	$17,834	$24,758	$(17,219)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges February 28, 2015
Long-lived assets held and used	$—	$3,692	$16,992	$20,684	$(12,503)
Long-lived assets held for sale	—	6,024	—	6,024	(1,935)

Total	$—	$9,716	$16,992	$26,708	$(14,438)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

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

        In fiscal 2016, 2015 and 2014, the Company recorded lease termination charges of $31,204, $27,507 and $28,227, respectively. These charges related to changes in future assumptions, interest accretion and provisions for 23 stores in fiscal 2016, 10 stores in fiscal 2015, and 15 stores in fiscal 2014.

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

	Year Ended
	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)
Balance—beginning of year	$241,047	$284,270	$323,757
Provision for present value of noncancellable lease payments of closed stores	9,709	1,661	11,646
Changes in assumptions about future sublease income, terminations and change in interest rates	5,655	7,560	(4,343)
Interest accretion	16,463	18,988	21,250
Cash payments, net of sublease income	(64,453)	(71,432)	(68,040)

Balance—end of year	$208,421	$241,047	$284,270

        The Company's revenues and income before income taxes for fiscal 2016, 2015, and 2014 included results from stores that have been closed or are approved for closure as of February 27, 2016. The

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

5. Lease Termination and Impairment Charges (Continued)

revenue, operating expenses and income before income taxes of these stores for the periods are presented as follows:

	Year Ended
	February 27, 2016	February 28, 2015	March 1, 2014
Revenues	$30,403	$75,174	$147,559
Operating expenses	35,409	84,855	162,357
Gain from sale of assets	(5,607)	(5,536)	(13,114)
Other expenses (income)	384	389	(8,482)
Income (loss) before income taxes	217	(4,534)	6,798
Included in these stores' (loss) income before income taxes are:
Depreciation and amortization	138	296	838
Inventory liquidation charges	295	222	552

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

        As of February 27, 2016 and February 28, 2015, the Company did not have any financial assets measured on a recurring basis. Please see Note 5 for fair value measurements of non-financial assets measured on a non-recurring basis.

  Other Financial Instruments

        Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, the Company has $6,069 of investments, carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets as of February 27, 2016. The Company believes the carrying value of these investments approximates their fair value.

        The fair value for LIBOR-based borrowings under the Company's senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company's other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $6,914,483 and $7,235,916,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

6. Fair Value Measurements (Continued)

respectively, as of February 27, 2016. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $5,467,123 and $5,880,626, respectively, as of February 28, 2015. There were no outstanding derivative financial instruments as of February 27, 2016 and February 28, 2015.

7. Income Taxes

        The provision for income tax expense (benefit) was as follows:

	Year Ended
	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)
Current tax:
Federal	$(52)	$—	$—
State	9,396	6,011	4,748

	9,344	6,011	4,748
Deferred tax and other:
Federal	117,200	(1,544,344)	—
State	(13,605)	(144,020)	(30,609)
Tax expense recorded as an increase of additional paid-in-capital	—	—	26,665

	103,595	(1,688,364)	(3,944)

Total income tax (benefit) expense	$112,939	$(1,682,353)	$804

        A reconciliation of the expected statutory federal tax and the total income tax expense (benefit) was as follows:

	Year Ended
	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)
Federal statutory rate	35.0%	35.0%	35.0%
Nondeductible expenses	2.3	0.2	0.3
State income taxes, net	8.6	2.7	17.7
Decrease of previously recorded liabilities	—	(0.9)	(8.4)
Nondeductible compensation	2.2	1.2	17.7
Acquisition Costs	2.4	—	—
Release of indemnification asset	—	—	2.4
Valuation allowance	(9.5)	(431.4)	(64.4)
Other	(0.4)	(1.0)	—

Total income tax expense (benefit)	40.6%	(394.2)%	0.3%

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

7. Income Taxes (Continued)

        Net income for fiscal 2016 included income tax expense of $112,939 based on the effective tax rate above, which included a benefit of $26,358 related to a reduction in valuation allowance primarily for an increase in estimated utilization of state NOLs and for expiring carryforwards.

        The fiscal 2015 income tax benefit of $1,682,353 was primarily attributable to the reduction of the deferred tax valuation allowance. The reduction of the valuation allowance was based upon the Company's achievement of cumulative profitability over a three year window, reported earnings for ten consecutive quarters, utilization of federal and state net operating losses against taxable income for the last three years and the Company's historical ability of predicting earnings. Based upon the Company's projections for future taxable income over the periods in which the deferred tax assets are recoverable, management believed that it was more likely than not that the Company would realize the benefits of substantially all the net deferred tax assets existing at February 28, 2015.

        Net Income for fiscal 2014 included income tax expense of $804 resulting from an increase in the deferred tax valuation allowance for the windfall tax benefits recorded in additional paid-in capital ("APIC") pursuant to the tax law ordering approach offset by adjustments to unrecognized tax benefits due to the lapse of statute of limitations.

        The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at February 27, 2016 and February 28, 2015:

	2016	2015
Deferred tax assets:
Accounts receivable	$72,883	$68,582
Accrued expenses	198,636	207,553
Liability for lease exit costs	81,704	98,906
Pension, retirement and other benefits	182,394	175,081
Long-lived assets	487,944	475,187
Other	6,203	5,232
Credits	64,382	63,826
Net operating losses	1,182,440	1,300,964

Total gross deferred tax assets	2,276,586	2,395,331
Valuation allowance	(212,023)	(231,679)

Total deferred tax assets	2,064,563	2,163,652
Deferred tax liabilities:
Outside basis difference	108,860	—
Inventory	416,562	437,165

Total gross deferred tax liabilities	525,422	437,165

Net deferred tax assets	$1,539,141	$1,726,487

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

7. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2016	2015	2014
Unrecognized tax benefits	$9,514	$10,143	$30,020
Increases to prior year tax positions	1,667	1,003	—
Decreases to tax positions in prior periods	(577)	(984)	(3,215)
Increases to current year tax positions	72	123	—
Settlements	—	(681)	—
Lapse of statute of limitations	—	(90)	(16,662)

Unrecognized tax benefits balance	$10,676	$9,514	$10,143

        The amount of the above unrecognized tax benefits at February 27, 2016, February 28, 2015 and March 1, 2014 which would impact the Company's effective tax rate, if recognized, was $2,084, $440 and $876, respectively. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is remaining against the Company's net deferred tax assets.

        While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

        The Company recognizes interest and penalties related to tax contingencies as income tax expense. Prior to the adoption of ASC 740, "Income Taxes," the Company included interest as income tax expense and penalties as an operating expense. The Company recognized an expense/(benefit) for interest and penalties in connection with tax matters of $60, ($5,250) and ($16,833) for fiscal years 2016, 2015 and 2014, respectively. As of February 27, 2016 and February 28, 2015 the total amount of accrued income tax-related interest and penalties was $539 and $115, respectively.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The consolidated federal income tax returns are closed for examination through fiscal year 2012. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. Tax examinations by various state taxing authorities could generally be conducted for a period of three to five years after filing of the respective return. However, as a result of filing amended returns, the Company has statutes open in some states from fiscal year 2005.

  Net Operating Losses and Tax Credits

        At February 27, 2016, the Company had federal net operating loss (NOL) carryforwards of approximately $2,865,598. Of these, $1,673,912 will expire, if not utilized, between fiscal 2020 and 2028. An additional $1,173,321 will expire, if not utilized, between fiscal 2029 and 2036.

        At February 27, 2016, the Company had state NOL carryforwards of approximately $4,538,030, the majority of which will expire between fiscal 2023 and 2027.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

7. Income Taxes (Continued)

        The Company's federal and state net operating loss carryforwards include federal deductions of $18,365 and state deductions of $79,442 for windfall tax benefits that have not yet been recognized in the financial statements at February 27, 2016. These tax benefits will be credited to additional paid-in capital when they reduce current taxable income consistent with the tax law ordering approach.

        At February 27, 2016, the Company had federal business tax credit carryforwards of $50,165, the majority of which will expire between 2019 and 2021. In addition to these credits, the Company had alternative minimum tax credit carryforwards of $3,234.

  Valuation Allowances

        The valuation allowances as of February 27, 2016 and February 28, 2015 apply to the net deferred tax assets of the Company. The Company maintained a valuation allowance of $212,023 and $231,679, which relates primarily to state deferred tax assets at February 27, 2016 and February 28, 2015, respectively.

8. Accounts Receivable

        The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. The allowance for uncollectible accounts at February 27, 2016 and February 28, 2015 was $32,820 and $31,247 respectively. The Company's accounts receivable are due primarily from third-party payors (e.g., pharmacy benefit management companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

9. Medicare Part D

        The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

        EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners ("NAIC") and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $19,627 as of December 31, 2015. EIC was in excess of the minimum required amounts in these states as of February 27, 2016.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

9. Medicare Part D (Continued)

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

        As of February 27, 2016, accounts receivable, net included $275,032 due from CMS and accrued salaries, wages and other current liabilities included $166,238 of EIC liabilities under certain reinsurance contracts. EIC limits its exposure to loss and recovers a portion of benefits paid by utilizing quota-share reinsurance with a commercial reinsurance company.

10. Inventory

        At February 27, 2016 and February 28, 2015, inventories were $1,006,396 and $997,528, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") cost flow assumption. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The Company recorded a LIFO charge for fiscal year 2016 of $11,163, compared to a LIFO credit of $18,857 for fiscal year 2015 and a LIFO charge of $104,142 for fiscal year 2014. During fiscal 2016, 2015 and 2014, a reduction in inventories related to working capital initiatives resulted in the liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $60,653, $38,867 and $13,894 cost of revenues decrease, with a corresponding reduction to the adjustment to LIFO for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

11. Property, Plant and Equipment

        Following is a summary of property, plant and equipment, including capital lease assets, at February 27, 2016 and February 28, 2015:

	2016	2015
Land	$221,409	$232,785
Buildings	764,497	761,262
Leasehold improvements	2,245,307	2,078,974
Equipment	2,416,316	2,377,481
Software	6,111	—
Construction in progress	153,236	95,672

	5,806,876	5,546,174
Accumulated depreciation	(3,551,478)	(3,454,805)

Property, plant and equipment, net	$2,255,398	$2,091,369

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

11. Property, Plant and Equipment (Continued)

        Depreciation expense, which included the depreciation of assets recorded under capital leases, was $322,396, $298,523 and $284,603 in fiscal 2016, 2015 and 2014, respectively.

        Included in property, plant and equipment was the carrying amount, which approximates fair value, of assets to be disposed of totaling $3,256 and $6,317 at February 27, 2016 and February 28, 2015, respectively.

12. Goodwill and Other Intangibles

        Goodwill and indefinitely-lived assets, such as certain trademarks acquired in connection with acquisition transactions, are not amortized, but is instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. When evaluating goodwill for possible impairment, the Company performs a qualitative assessment in the fourth quarter of the fiscal year to determine if it is more likely than not that the carrying value of the goodwill exceeds the fair value of the goodwill. During the Company's qualitative assessment it makes significant estimates, assumptions, and judgments, including, but not limited to, the overall economy, industry and market conditions, financial performance of the Company, changes in the Company's share price, and forecasts of revenue, profit, working capital requirements, and cash flows. The Company considers its two reporting units', the Retail Pharmacy segment and the Pharmacy Services segment, historical results and operating trends when determining these assumptions. If the Company determines that it is more likely than not that the carrying value of the goodwill exceeds the fair value of the goodwill, it performs the first step of the impairment process, which compares the fair value of a reporting unit to its carrying amount, including the goodwill. The Company estimates the fair value of its reporting units using a combination of a future discounted cash flow valuation model and a comparable market transaction model. If the carrying value of a reporting unit exceeds the fair value, the second step of the impairment process is performed and the implied fair value of a reporting unit is compared to the carrying amount of the goodwill. The implied fair value of the goodwill is determined the same way as the goodwill recognized in a business combination. The Company assigns the fair value of a reporting unit to all of the assets and liabilities of that unit (including unrecognized intangible assets) and any excess goes to the goodwill (its implied fair value). Any excess carrying amount of the goodwill over the implied fair value of the goodwill, is the amount of the impairment loss recognized.

        In the fiscal fourth quarter the Company completed a qualitative goodwill impairment assessment, and after evaluating the results, events and circumstances of the reporting units, the Company concluded that sufficient evidence existed to assert qualitatively that it is more likely than not that the fair values of the reporting units exceeded their carrying values. Therefore, a two- step impairment assessment was not necessary and no goodwill impairment charge was assessed for the fiscal years ended February 27, 2016 and February 28, 2015.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

12. Goodwill and Other Intangibles (Continued)

        Below is a summary of the changes in the carrying amount of goodwill by segment for the fiscal years ended February 27, 2016 and February 28, 2015:

	Retail Pharmacy	Pharmacy Services	Total
Balance, March 1, 2014	$—	—	—
Acquisitions	76,124	—	76,124

Balance, February 28, 2015	$76,124	$—	$76,124
Acquisition (see Note 2. Acquisition)	—	1,637,351	1,637,351

Balance, February 27, 2016	$76,124	$1,637,351	$1,713,475

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's finite-lived and indefinitely-lived intangible assets as of February 27, 2016 and February 28, 2015.

	2016				2015
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period
Favorable leases and other	$665,197	$(507,776)	$157,421	8 years	$653,377	$(481,041)	$172,336	8 years
Prescription files	1,541,518	(1,285,633)	255,885	3 years	1,440,154	(1,191,010)	249,144	3 years
Customer relationships(a)	465,000	(44,203)	420,797	17 years	—	—	—
CMS license	57,500	(1,572)	55,928	25 years	—	—	—
Claims adjudication and other developed software	59,000	(5,760)	53,240	7 years	—	—	—
Trademarks	20,100	(1,373)	18,727	10 years	—	—	—
Backlog	11,500	(2,619)	8,881	3 years	—	—	—

Total finite	$2,819,815	$(1,848,936)	970,879		$2,093,531	$(1,672,051)	$421,480
Trademarks	33,500	—	33,500	Indefinite	—	—	—

Total	$2,853,315	$(1,848,936)	$1,004,379		$2,093,531	$(1,672,051)	$421,480

(a)
—Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

        Also included in other non-current liabilities as of February 27, 2016 and February 28, 2015 are unfavorable lease intangibles with a net carrying amount of $46,947 and $55,571, respectively. These intangible liabilities are amortized over their remaining lease terms at time of acquisition.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

12. Goodwill and Other Intangibles (Continued)

        Amortization expense for these intangible assets and liabilities was $186,816, $118,105 and $119,138 for fiscal 2016, 2015 and 2014, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2017—$211,622; 2018—$168,788; 2019—$131,417; 2020—$101,961 and 2021—$69,252.

13. Accrued Salaries, Wages and Other Current Liabilities

        Accrued salaries, wages and other current liabilities consisted of the following at February 27, 2016 and February 28, 2015:

	2016	2015
Accrued wages, benefits and other personnel costs	$457,135	$444,278
Accrued interest	65,729	57,539
Accrued sales and other taxes payable	155,999	137,236
Accrued store expense	231,900	244,031
Accrued reinsurance	166,238	—
Other	350,249	310,335

	$1,427,250	$1,193,419

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

14. Indebtedness and Credit Agreement

        Following is a summary of indebtedness and lease financing obligations at February 27, 2016 and February 28, 2015:

	2016	2015
Secured Debt:
Senior secured revolving credit facility due January 2020 ($2,100,000 and $1,725,000 face value less unamortized debt issuance costs of $33,903 and $42,782)	$2,066,097	$1,682,218
8.00% senior secured notes (senior lien) due August 2020 ($650,000 face value less unamortized debt issuance costs of $7,773)	—	642,227
Tranche 1 Term Loan (second lien) due August 2020 ($470,000 face value less unamortized debt issuance costs of $5,414 and $6,638)	464,586	463,362
Tranche 2 Term Loan (second lien) due June 2021 ($500,000 face value less unamortized debt issuance costs of $3,007 and $3,572)	496,993	496,428
Other secured	90	5,367

	3,027,766	3,289,602
Guaranteed Unsecured Debt:
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $2,743 and $3,415 and less unamortized debt issuance costs of $10,180 and $12,783)	894,563	892,632
6.75% senior notes due June 2021 ($810,000 face value less unamortized debt issuance costs of $7,872 and $9,355)	802,128	800,645
6.125% senior notes due April 2023 ($1,800,000 face value less unamortized debt issuance costs of $30,343)	1,769,657	—

	3,466,348	1,693,277
Unguaranteed Unsecured Debt:
8.5% convertible notes due May 2015 ($64,168 face value less unamortized debt issuance costs of $63)	—	64,105
7.7% notes due February 2027 ($295,000 face value less unamortized debt issuance costs of $1,794 and $1,959)	293,206	293,041
6.875% fixed-rate senior notes due December 2028 ($128,000 face value less unamortized debt issuance costs of $837 and $902)	127,163	127,098

	420,369	484,244
Lease financing obligations	79,653	91,993

Total debt	6,994,136	5,559,116
Current maturities of long-term debt and lease financing obligations	(26,848)	(100,376)

Long-term debt and lease financing obligations, less current maturities	$6,967,288	$5,458,740

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

14. Indebtedness and Credit Agreement (Continued)

  Credit Facility

        On January 13, 2015, the Company amended and restated its senior secured credit facility ("Amended and Restated Senior Secured Credit Facility" or "revolver"), which, among other things, increased borrowing capacity from $1,795,000 to $3,000,000 (which further increased to $3,700,000 upon the redemption of its 8.00% senior secured notes due August 2020 ("8.00% Notes") on August 15, 2015), and extended the maturity to January 2020 from February 2018. The Company used borrowings under the revolver to repay and retire all of the $1,143,650 outstanding under its Tranche 7 Senior Secured Term Loan due 2020, along with associated fees and expenses. Borrowings under the revolver bear interest at a rate per annum between (i) LIBOR plus 1.50% and LIBOR plus 2.00% with respect to Eurodollar borrowings and (ii) the alternate base rate plus 0.50% and the alternate base rate plus 1.00% with respect to ABR borrowings, in each case, based upon the average revolver availability (as defined in the Amended and Restated Senior Secured Credit Facility). The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the revolver, depending on the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). Amounts drawn under the revolver become due and payable on January 13, 2020.

        On February 10, 2015, the Company amended the Amended and Restated Senior Secured Credit Facility to, among other things, increase the flexibility of Rite Aid to incur and/or issue unsecured indebtedness, including in connection with the Acquisition, and made certain other modifications to the covenants applicable to Rite Aid and its subsidiaries.

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At February 27, 2016, the Company had $2,100,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $69,301, which resulted in additional borrowing capacity of $1,530,699.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

14. Indebtedness and Credit Agreement (Continued)

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

        The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolving credit facility is less than $200,000 or (b) on the third consecutive business day on which availability under the revolving credit facility is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolving credit facility is equal to or greater than $250,000. As of February 27, 2016, the availability was at a level that did not trigger this covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

        With the exception of EIC, substantially all of Rite Aid Corporation's 100 percent owned subsidiaries guarantee the obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, and unsecured guaranteed notes. The Amended and Restated Senior Secured Credit Facility and second priority secured term loan facilities are secured, on a senior or second priority basis, as applicable, by a lien on, among other things, accounts receivable, inventory and prescription files of the Subsidiary Guarantors. The subsidiary guarantees related to the Company's Amended and Restated Senior Secured Credit Facility and second priority secured term

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

14. Indebtedness and Credit Agreement (Continued)

loan facilities and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. The Company has no independent assets or operations. Additionally, prior to the Acquisition, the subsidiaries, including joint ventures, that did not guarantee the Amended and Restated Senior Secured Credit Facility, the credit facility, second priority secured term loan facilities and applicable notes, were minor. Accordingly, condensed consolidating financial information for the Company and subsidiaries is not presented for those periods. Subsequent to the Acquisition, other than EIC, the subsidiaries, including joint ventures, that do not guarantee the credit facility, second priority secured term loan facilities and applicable notes, are minor. As such, condensed consolidating financial information for the Company, its guaranteeing subsidiaries and non-guaranteeing subsidiaries is presented for those periods subsequent to the Acquisition. See Note 24 "Guarantor and Non-Guarantor Condensed Consolidating Financial Information" for additional disclosure.

Other 2016 Transactions

        On April 2, 2015, the Company issued $1,800,000 aggregate principal amount of its 6.125% Notes, the net proceeds of which, along with other available cash and borrowings under its Amended and Restated Senior Secured Credit Facility, were used to finance the cash portion of the Acquisition, which closed on June 24, 2015. The Company's obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of its subsidiaries that guarantee the Company's obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, the 9.25% senior notes due 2020 (the "9.25% Notes") and the 6.75% senior notes due 2021 (the "6.75% Notes") (the "Rite Aid Subsidiary Guarantors"), including EnvisionRx and certain of its domestic subsidiaries other than, among others, EIC (the "EnvisionRx Subsidiary Guarantors" and, together with the Rite Aid Subsidiary Guarantors, the "Subsidiary Guarantors"). The guarantees are unsecured. The 6.125% Notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of its other unsecured, unsubordinated indebtedness.

        During May 2015, $64,089 of the Company's 8.5% convertible notes due 2015 were converted into 24,762 shares of common stock, pursuant to their terms. The remaining $79 of the Company's 8.5% convertible notes due 2015 were repaid by the Company upon maturity.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

14. Indebtedness and Credit Agreement (Continued)

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

  Interest Rates and Maturities

        The annual weighted average interest rate on the Company's indebtedness was 5.4%, 5.8%, and 6.4% for fiscal 2016, 2015, and 2014, respectively.

        The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2017—$90; 2018—$0; 2019—$0; 2020—$2,100,000 and $4,905,000 in 2021 and thereafter.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

15. Leases

        The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from 5 to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $8,995, $8,559, and $8,369, was $973,347, $964,484, and $952,777 in fiscal 2016, 2015, and 2014, respectively. These amounts include contingent rentals of $17,755, $18,919 and $18,679 in fiscal 2016, 2015, and 2014, respectively.

        During fiscal 2016, the Company sold 10 owned operating stores to independent third parties. Net proceeds from the sale were $36,732. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. Eight leases were accounted for as operating leases and the remaining two were accounted for as capital leases. The transactions resulted in a gain for certain stores of $670 which is deferred over the life of the leases. In addition, the transaction resulted in a loss for certain stores of $546 which is included in the loss on sale of assets, net for the fifty-two weeks ended February 27, 2016.

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

        The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at February 27, 2016 and February 28, 2015 are summarized as follows:

	2016	2015
Land	$5,063	$5,063
Buildings	136,416	133,177
Leasehold improvements	1,612	1,330
Equipment	33,919	36,934
Accumulated depreciation	(128,168)	(123,581)

	$48,842	$52,923

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

15. Leases (Continued)

        Following is a summary of lease finance obligations at February 27, 2016 and February 28, 2015:

	2016	2015
Obligations under financing leases	$74,913	$87,253
Sale-leaseback obligations	4,740	4,740
Less current obligation	(26,758)	(30,841)

Long-term lease finance obligations	$52,895	$61,152

        Following are the minimum lease payments for all properties under a lease agreement that will have to be made in each of the years indicated based on non-cancelable leases in effect as of February 27, 2016:

Fiscal year	Lease Financing Obligations	Operating Leases
2017	$32,650	$1,041,231
2018	14,277	989,087
2019	12,848	906,242
2020	8,784	784,162
2021	5,259	656,268
Later years	30,780	3,393,866

Total minimum lease payments	104,598	$7,770,856

Amount representing interest	(24,945)

Present value of minimum lease payments	$79,653

16. Stock Option and Stock Award Plans

        The Company recognizes share-based compensation expense in accordance with ASC 718, "Compensation—Stock Compensation." Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for fiscal 2016, 2015 and 2014 include $37,948, $23,390 and $16,194 of compensation costs related to the Company's stock-based compensation arrangements.

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

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

16. Stock Option and Stock Award Plans (Continued)

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

        All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 61,446 as of February 27, 2016.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

16. Stock Option and Stock Award Plans (Continued)

  Stock Options

        The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used for options granted in fiscal 2016, 2015 and 2014:

	2016	2015	2014
Expected stock price volatility(1)	56%	74%	85%
Expected dividend yield(2)	0.00%	0.00%	0.00%
Risk-free interest rate(3)	1.70%	1.70%	1.45%
Expected option life(4)	5.5 years	5.5 years	5.5 years

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

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

16. Stock Option and Stock Award Plans (Continued)

        The weighted average fair value of options granted during fiscal 2016, 2015 and 2014 was $4.45, $4.43 and $1.91, respectively. Following is a summary of stock option transactions for the fiscal years ended February 27, 2016, February 28, 2015 and March 1, 2014:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 2, 2013	81,000	$1.48
Granted	4,828	2.76
Exercised	(26,873)	1.24
Cancelled	(2,989)	2.46

Outstanding at March 1, 2014	55,966	$1.65

Granted	3,097	7.04
Exercised	(16,485)	1.46
Cancelled	(910)	3.16

Outstanding at February 28, 2015	41,668	$2.09

Granted	3,579	8.68
Exercised	(6,400)	1.78
Cancelled	(722)	4.20

Outstanding at February 27, 2016	38,125	$2.73	5.64	$202,027

Vested or expected to vest at February 27, 2016	36,062	$2.65	5.54	$193,716

Exercisable at February 27, 2016	27,836	$1.77	4.78	$172,288

        As of February 27, 2016, there was $21,933 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.65 years.

        Cash received from stock option exercises for fiscal 2016, 2015 and 2014 was $11,376, $24,117 and $33,217, respectively. The income tax benefit from stock options for fiscal 2016, 2015 and 2014 was $11,764, $30,099 and $23,660, respectively. The total intrinsic value of stock options exercised for fiscal 2016, 2015 and 2014 was $42,207, $92,355 and $80,598, respectively.

        Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees.

  Restricted Stock

        The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans typically vest in equal annual installments over a three-year period. Unvested shares are forfeited upon termination of employment. Following is a

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

16. Stock Option and Stock Award Plans (Continued)

summary of restricted stock transactions for the fiscal years ended February 27, 2016, February 28, 2015 and March 1, 2014:

	Shares	Weighted Average Grant Date Fair Value
Balance at March 2, 2013	12,677	$1.25
Granted	2,743	2.79
Vested	(4,152)	1.23
Cancelled	(1,212)	1.48

Balance at March 1, 2014	10,056	$1.66

Granted	3,303	7.01
Vested	(5,239)	1.54
Cancelled	(454)	5.00

Balance at February 28, 2015	7,666	$3.84

Granted	2,752	8.60
Vested	(5,140)	2.94
Cancelled	(420)	6.89

Balance at February 27, 2016	4,858	$7.23

        At February 27, 2016, there was $26,040 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.06 years.

        The total fair value of restricted stock vested during fiscal years 2016, 2015 and 2014 was $15,104, $8,090 and $5,098, respectively.

  Performance Based Incentive Plan

        Beginning in fiscal 2015, the Company provided certain of its associates with performance based incentive plans under which the associates will receive a certain number of shares of the Company's common stock based on the Company meeting certain financial and performance goals. The Company incurred $12,634, $1,769 and $0 related to these performance based incentive plans for fiscal 2016, 2015, and 2014, respectively, which is recorded as a component of stock-based compensation expense.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

17. Reclassifications from Accumulated Other Comprehensive Loss

        The following table summarizes the components of accumulated other comprehensive loss and the changes in balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the fiscal years ended February 27, 2016, February 28, 2015 and March 1, 2014:

	February 27, 2016 (52 Weeks)		February 28, 2015 (52 Weeks)		March 1, 2014 (52 Weeks)
	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss
Accumulated other comprehensive loss
Balance—beginning of period	$(45,850)	$(45,850)	$(37,334)	$(37,334)	$(61,369)	$(61,369)
Other comprehensive (loss) income before reclassifications, net of $3,162, $7,506, and $0 tax benefit	(3,633)	(3,633)	(10,578)	(10,578)	19,211	19,211
Amounts reclassified from accumulated other comprehensive loss to net income, net of $1,481, $1,464, and $0 tax expense	1,702	1,702	2,062	2,062	4,824	4,824

Balance—end of period	$(47,781)	$(47,781)	$(45,850)	$(45,850)	$(37,334)	$(37,334)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

17. Reclassifications from Accumulated Other Comprehensive Loss (Continued)

        The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the fiscal years ended February 27, 2016, February 28, 2015 and March 1, 2014:

	Fiscal Years Ended February 27, 2016, February 28, 2015 and March 1, 2014
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)	March 1, 2014 (52 Weeks)	Affected line item in the consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$(67)	$(240)	$(240)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(3,116)	(3,286)	(4,584)	Selling, general and administrative expenses

	(3,183)	(3,526)	(4,824)	Total before income tax expense
	1,481	1,464	—	Income tax benefit(b)

	$(1,702)	$(2,062)	$(4,824)	Net of income tax benefit

(a)—See Note 18, Retirement Plans for additional details.
(b)—Income tax expense is $0 for fiscal 2014 due to the valuation allowance. See Note 7, Income Taxes for additional details.

18. Retirement Plans

  Defined Contribution Plans

        The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. In accordance with those plan provisions, the Company matches 100% of a participant's pretax payroll contributions, up to a maximum of 3% of such participant's pretax annual compensation. Thereafter, the Company will match 50% of the participant's additional pretax payroll contributions, up to a maximum of 2% of such participant's additional pretax annual compensation. Total expense recognized for the above plans was $65,118 in fiscal 2016, $60,552 in fiscal 2015 and $57,857 in fiscal 2014.

        The Company sponsors a Supplemental Executive Retirement Plan ("SERP") for its officers, which is a defined contribution plan that is subject to a five year graduated vesting schedule. The expense recognized for the SERP was $1,377 in fiscal 2016, $8,748 in fiscal 2015 and $11,531 in fiscal 2014.

  Defined Benefit Plans

        The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company's funding policy for The Rite Aid Pension Plan (The "Defined

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

18. Retirement Plans (Continued)

Benefit Pension Plan") is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made contributions of $0 in fiscal 2016, $1,159 in fiscal 2015 and $8,000 in fiscal 2014.

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

        Net periodic pension expense and other changes recognized in other comprehensive income for the defined benefit pension plans and the nonqualified executive retirement plan included the following components:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2016	2015	2014	2016	2015	2014
Service cost	$1,498	$2,543	$3,341	$—	$—	$—
Interest cost	6,398	6,474	6,120	475	542	541
Expected return on plan assets	(6,330)	(7,339)	(6,738)	—	—	—
Amortization of unrecognized prior service cost	67	240	240	—	—	—
Amortization of unrecognized net loss (gain)	3,690	2,392	4,935	(574)	894	(351)

Net pension expense	$5,323	$4,310	$7,898	$(99)	$1,436	$190
Other changes recognized in other comprehensive loss:
Unrecognized net (gain) loss arising during period	$7,369	$17,190	$(18,860)	$(574)	$894	$(351)
Prior service cost arising during period	—	—	—	—	—	—
Amortization of unrecognized prior service costs	(67)	(240)	(240)	—	—	—
Amortization of unrecognized net (loss) gain	(3,690)	(2,392)	(4,935)	574	(894)	351

Net amount recognized in other comprehensive loss	3,612	14,558	(24,035)	—	—	—

Net amount recognized in pension expense and other comprehensive loss	$8,935	$18,868	$(16,137)	$(99)	$1,436	$190

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

18. Retirement Plans (Continued)

        The table below sets forth reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's defined benefit plans, as well as the funded status and amounts recognized in the Company's balance sheet as of February 27, 2016 and February 28, 2015:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	2016	2015	2016	2015
Change in benefit obligations:
Benefit obligation at end of prior year	$167,256	$148,596	$12,685	$12,865
Service cost	1,498	2,543	—	—
Interest cost	6,398	6,474	475	542
Distributions	(7,408)	(12,190)	(1,540)	(1,616)
Change due to change in assumptions	—	—	—	—
Actuarial (gain) loss	(11,270)	21,833	(574)	894

Benefit obligation at end of year	$156,474	$167,256	$11,046	$12,685

Change in plan assets:
Fair value of plan assets at beginning of year	$129,934	$128,984	$—	$—
Employer contributions	—	1,159	1,540	1,616
Actual return on plan assets	(12,309)	11,981	—	—
Distributions (including expenses paid by the plan)	(7,408)	(12,190)	(1,540)	(1,616)

Fair value of plan assets at end of year	$110,217	$129,934	$—	$—

Funded status	$(46,257)	$(37,322)	$(11,046)	$(12,685)

Net amount recognized	$(46,257)	$(37,322)	$(11,046)	$(12,685)

Amounts recognized in consolidated balance sheets consisted of:
Prepaid pension cost	$—	$—	$—	$—
Accrued pension liability	(46,257)	(37,322)	(11,046)	(12,685)

Net amount recognized	$(46,257)	$(37,322)	$(11,046)	$(12,685)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(53,825)	$(50,146)	$—	$—
Prior service cost	—	(67)	—	—

Amount recognized	$(53,825)	$(50,213)	$—	$—

        The estimated net actuarial loss and prior service cost amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal 2017 are $4,529 and $0, respectively.

        The accumulated benefit obligation for the defined benefit pension plan was $156,474 and $167,256 as of February 27, 2016 and February 28, 2015, respectively. The accumulated benefit

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

18. Retirement Plans (Continued)

obligation for the nonqualified executive retirement plan was $11,046 and $12,685 as of February 27, 2016 and February 28, 2015, respectively.

        The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of February 27, 2016, February 28, 2015 and March 1, 2014 were as follows:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2016	2015	2014	2016	2015	2014
Discount rate	4.25%	4.00%	4.50%	4.25%	4.00%	4.50%
Rate of increase in future compensation levels	N/A	N/A	4.50%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.50%	6.50%	7.75%	N/A	N/A	N/A

        Weighted average assumptions used to determine net cost for the fiscal years ended February 27, 2016, February 28, 2015 and March 1, 2014 were:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2016	2015	2014	2016	2015	2014
Discount rate	4.00%	4.50%	4.00%	4.00%	4.50%	4.00%
Rate of increase in future compensation levels	N/A	N/A	4.50%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.50%	7.75%	7.75%	N/A	N/A	N/A

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.50% long-term rate of return on plan assets assumption for fiscal 2016, 6.50% for fiscal 2015 and 7.75% for fiscal 2014.

        The Company's pension plan asset allocations at February 27, 2016 and February 28, 2015 by asset category were as follows:

	February 27, 2016	February 28, 2015
Equity securities	49%	53%
Fixed income securities	51%	47%

Total	100%	100%

        The investment objectives of the Defined Benefit Pension Plan, the only defined benefit plan with assets, are to:

  •
  Achieve a rate of return on investments that exceeds inflation over a full market cycle and is consistent with actuarial assumptions;

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

18. Retirement Plans (Continued)

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

        The following targets are to be applied to the allocation of plan assets.

Category	Target Allocation
U.S. equities	36%
International equities	13%
U.S. fixed income	51%

Total	100%

        The Company expects to contribute $0 to the Defined Benefit Pension Plan and make payments of $1,602 to participants of the Nonqualified Executive Retirement Plan during fiscal 2017.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

18. Retirement Plans (Continued)

        The following table sets forth by level within the fair value hierarchy a summary of the plan's investments measured at fair value on a recurring basis as of February 27, 2016 and February 28, 2015:

	Fair Value Measurements at February 27, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	$—	$14,414	$—	$14,414
Large Cap	—	28,188	—	28,188
Small-Mid Cap	—	11,684	—	11,684
Fixed Income
Long Term Credit Bond Index	—	43,130	—	43,130
20+ Year Treasury STRIPS	—	10,929	—	10,929
Intermediate Fixed Income	—	41	—	41
Other types of investments
Short Term Investments	—	1,831	—	1,831

Total	$—	$110,217	$—	$110,217

	Fair Value Measurements at February 28, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	$—	$17,071	$—	$17,071
Large Cap	—	35,524	—	35,524
Small-Mid Cap	—	15,977	—	15,977
Fixed Income
Long Term Credit Bond Index	—	47,249	—	47,249
Intermediate Fixed Income	—	13,612	—	13,612
Other types of investments
Short Term Investments	—	501	—	501

Total	$—	$129,934	$—	$129,934

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

18. Retirement Plans (Continued)

        Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan and the nonqualified executive retirement plan during the years indicated:

Fiscal Year	Defined Benefit Pension Plan	Nonqualified Executive Retirement Plan
2017	$7,971	$1,602
2018	8,153	1,234
2019	8,134	1,209
2020	8,332	1,129
2021	8,495	961
2022 - 2026	44,253	3,818

Total	$85,338	$9,953

  Other Plans

        The Company participates in various multi-employer union pension plans that are not sponsored by the Company. Total expenses recognized for the multi-employer plans were $25,966 in fiscal 2016, $24,261 in fiscal 2015 and $26,617 in fiscal 2014.

19. Multiemployer Plans that Provide Pension Benefits

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

        The Company's participation in these plans for the annual period ended February 27, 2016 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employer Identification Number (EIN) and the three- digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available for fiscal 2016 and fiscal 2015 is for the plan year- ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last two columns list the expiration

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

19. Multiemployer Plans that Provide Pension Benefits (Continued)

date(s) of the collective- bargaining agreement(s) to which the plans are subject and any minimum funding requirements. There have been no significant changes that affect the comparability of total employer contributions of fiscal years 2016, 2015, and 2014.

					Contributions of the Company				Expiration Date of Collective- Bargaining Agreement
		Pension Protection Act Zone Status		FIP/ RP Status Pending/ Implemented
								Surcharge Imposed		Minimum Funding Requirements
Pension	EIN/Pension Plan Number	2016	2015		2016	2015	2014
1199 SEIU Health Care Employees Pension Fund	13-3604862-001	Green—12/31/2014	Green—12/31/2013	No	$12,959	$11,568	$14,093	No	4/18/2015	Contribution rate of 11.25% of gross wages earned per associate through 12/31/2014. Contribution rate of 10.22% of gross wages earned per associate beginning 01/01/2015.
Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	51-6029925-001	Red—12/31/2015	Red—12/31/2014	Implemented	7,552	7,002	6,476	No	7/14/2018	Subsequent to 01/01/2015 contributions of $1.328 per hour worked for pharmacists and $0.602 per hour worked for non pharmacists. Prior to 01/01/2015 contributions of $1.242 per hour worked for pharmacists and $0.563 per hour worked for non pharmacists.
UFCW Pharmacists, Clerks and Drug Employers Pension Trust (formerly the Northern California Pharmacists, Clerks and Drug Employers Pension Plan)	94-2518312-001	Green—12/31/2015	Green—12/31/2014	No	3,006	2,938	2,900	No	7/13/2019	Effective 09/01/2014, contribution rate frozen at $0.55 per hour worked for associates. Prior to 9/01/2014, contribution rate of $0.57 per hour worked for associates.
United Food and Commercial Workers Union-Employer Pension Fund	34-6665155-001	Red—9/30/2015	Red—9/30/2014	Implemented	732	667	629	No	12/31/2017	Contribution rate of $1.49 per hour worked. Effective 02/02/2015 contribution rate of $1.62 per hour worked.
United Food and Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	51-6031766-001	Yellow—9/30/2015	Yellow—9/30/2014	Implemented	454	480	441	No	12/31/2017	Contribution rate of $1.52 per hour worked. Effective 10/01/2014 contribution rate of $1.73 per hour worked. Effective 01/01/2015 contribution rate of $1.61 per hour worked.
Other Funds					1,263	1,606	2,078

					$25,966	$24,261	$26,617

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

19. Multiemployer Plans that Provide Pension Benefits (Continued)

        The Company was listed in these plans Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of the Plan's Year-End)
UFCW Pharmacists, Clerks and Drug Employers Pension Trust	12/31/2014 and 12/31/2013
Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	12/31/2014 and 12/31/2013
United Food & Commercial Workers Union- Employer Pension Fund	9/30/2014 and 9/30/2013
United Food & Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	9/30/2014 and 9/30/2013

        At the date the Company's financial statements were issued, certain Forms 5500 were not available.

        During fiscal 2016 and 2015, the Company did not withdrawal from any plans or incur any additional withdrawal liabilities.

        During fiscal 2014, the Company incurred an additional withdrawal liability of $1,000 associated with the withdrawal from the Central Ohio Locals 1059 and 75 effective March 31, 2013.

20. Segment Reporting

        Prior to June 24, 2015, the Company's operations were within one reportable segment. As a result of the completion of the Acquisition, the Company has realigned its internal management reporting to reflect two reportable segments, its retail drug stores ("Retail Pharmacy"), and its pharmacy services ("Pharmacy Services") segments.

        The Retail Pharmacy segment's primary business is the sale of prescription drugs and related consultation to its customers. Additionally, the Retail Pharmacy segment sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line. The Pharmacy Services segment offers a full range of pharmacy benefit management services including plan design and administration, on both a transparent pass-through model and traditional model, formulary management and claims processing. Additionally, the Pharmacy Services segment offers specialty and mail order services, infertility treatment, and drug benefits to eligible beneficiaries under the federal government's Medicare Part D program.

        The Parent Company's chief operating decision makers are its Parent Company Chief Executive Officer, Parent Company President and CEO—Retail Pharmacy, CEO—Pharmacy Services, Chief Financial Officer and its Senior Executive Vice Presidents (collectively the "CODM"). The CODM has ultimate responsibility for enterprise decisions. The CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy and Pharmacy Services segment managers have responsibility for operating decisions, allocating resources and assessing performance within their

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

20. Segment Reporting (Continued)

respective segments. The CODM relies on internal management reporting that analyzes enterprise results on certain key performance indicators, namely, revenues, gross profit, and Adjusted EBITDA.

        The following table is a reconciliation of the Company's business segments to the consolidated financial statements for the fiscal years ended February 27, 2016, February 28, 2015 and March 1, 2014:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations(1)	Consolidated
February 27, 2016:
Revenues	$26,865,931	$4,103,513	$(232,787)	$30,736,657
Gross Profit	7,595,429	230,826	—	7,826,255
Adjusted EBITDA(2)	1,300,905	101,357	—	1,402,262
February 28, 2015:
Revenues	$26,528,377	$—	$—	$26,528,377
Gross Profit	7,576,732	—	—	7,576,732
Adjusted EBITDA(2)	1,322,843	—	—	1,322,843
March 1, 2014:
Revenues	$25,526,413	$—	$—	$25,526,413
Gross Profit	7,323,734	—	—	7,323,734
Adjusted EBITDA(2)	1,324,959	—	—	1,324,959

(1)
Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(2)
See "Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures" in MD&A for additional details.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

20. Segment Reporting (Continued)

        The following is a reconciliation of net income to Adjusted EBITDA for fiscal 2016, 2015 and 2014:

	February 27, 2016 (52 weeks)	February 28, 2015 (52 weeks)	March 1, 2014 (52 weeks)
Net income	$165,465	$2,109,173	$249,414
Interest expense	449,574	397,612	424,591
Income tax expense	139,297	158,951	161,883
Income tax valuation allowance reduction	(26,358)	(1,841,304)	(161,079)
Depreciation and amortization expense	509,212	416,628	403,741
LIFO charge (credit)	11,163	(18,857)	104,142
Lease termination and impairment charges	48,423	41,945	41,304
Loss on debt retirements, net	33,205	18,512	62,443
Other	72,281	40,183	38,520

Adjusted EBITDA	$1,402,262	$1,322,843	$1,324,959

        The following is balance sheet information for the Company's reportable segments:

	Retail Pharmacy	Pharmacy Services	Eliminations(2)	Consolidated
February 27, 2016:
Total Assets	$8,468,186	$2,948,548	$(139,724)	$11,277,010
Goodwill	76,124	1,637,351	—	1,713,475
Additions to property and equipment and intangible assets	667,719	2,276	—	669,995
February 28, 2015:
Total Assets	$8,777,425	$—	$—	$8,777,425
Goodwill	76,124	—	—	76,124
Additions to property and equipment and intangible assets	539,386	—	—	539,386

(2)
Intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $116,027 against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $23,697, as of February 27, 2016, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

21. Commitments, Contingencies and Guarantees

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

        As of February 27, 2016, the Company was aware of ten (10) putative class action lawsuits that were filed by purported Company stockholders, against the Company, its directors (the Individual Defendants, together with the Company, the Rite Aid Defendants), Walgreens Boots Alliance, Inc. ("WBA") and Victoria Merger Sub Inc., (Victoria) challenging the transactions contemplated by the Merger agreement between the Company and WBA. Eight (8) of these actions were filed in the Court of Chancery of the State of Delaware (Smukler v. Rite Aid Corp., et al., Hirschler v. Standley, et al., Catelli v. Rite Aid Corp., et al., Orr v. Rite Aid Corp., et al., DePietro v. Standley, et al., Abadi v. Rite Aid Corp., et al., Mortman v. Rite Aid Corp., et al.). One (1) action was filed in Pennsylvania in the Court of Common Pleas of Cumberland County (Wilson v. Rite Aid Corp., et al., Sachs Investment Grp., et al. v. Standley, et al.). The complaints in these nine (9) actions alleged primarily that the Company's directors breached their fiduciary duties by, among other things, agreeing to an allegedly unfair and inadequate price, agreeing to deal protection devices that allegedly prevented the directors from obtaining higher offers from other interested buyers for the Company and allegedly failing to protect against certain purported conflicts of interest in connection with the Merger. The Complaints further allege that the Company, WBA and/or Victoria aided and abetted these alleged breaches of fiduciary duty. The complaints sought, among other things, to enjoin the closing of the Merger as well as money damages and attorneys' and experts' fees.

        On December 23, 2015, the eight (8) Delaware actions were consolidated in an action captioned In re Rite Aid Corporation Stockholders Litigation, Consol. C.A. No. 11663-CB (the Consolidated Action). In addition to the claims asserted in the nine (9) complaints discussed above, the operative pleading in the Consolidated Action also included allegations that the preliminary proxy statement contained material omissions, including with respect to the process that resulted in the Merger agreement and the fairness opinion rendered by the Company's banker. On December 28, 2015, the plaintiffs in the Consolidated Action filed a motion for expedited proceedings, which the Court orally

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

21. Commitments, Contingencies and Guarantees (Continued)

denied at a hearing held on January 5, 2016. On March 11, 2016, the Court granted the plaintiffs' notice and proposed order voluntarily dismissing the Consolidated Action as moot, while retaining jurisdiction solely for the purpose of adjudicating plaintiffs' counsel's anticipated application for an award of attorneys' fees and reimbursement of expenses. On April 15, 2016, the Company reached a settlement in principle related to this matter for an immaterial amount.

        A tenth action was filed in the United States District Court for the Middle District of Pennsylvania (the Pennsylvania District Court), asserting a claim for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against all defendants and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants and WBA (Herring v. Rite Aid Corp., et al.). The Herring complaint alleges, among other things, that Rite Aid and its Board of Directors disseminated an allegedly false and materially misleading proxy. The complaint sought to enjoin the shareholder vote on the proposed Merger, a declaration that the proxy was materially false and misleading in violation of federal securities laws, and an award of money damages and attorneys' and experts' fees. On January 14 and 16, 2016, respectively, the plaintiff in the Herring action filed a motion for preliminary injunction and a motion for expedited discovery. On January 21, 2016, the Rite Aid Defendants filed a motion to dismiss the Herring complaint. At a hearing held on January 25, 2016, the Pennsylvania District Court orally denied the plaintiff's motion for expedited discovery and subsequently denied the plaintiff's motion for preliminary injunction on January 28, 2016. On March 14, 2016, the Pennsylvania District Court appointed Jerry Herring, Don Michael Hussey and Joanna Pauli Hussey as lead plaintiffs for the putative class and approved their selection of Robbins Geller Rudman & Dowd LLP as lead counsel. On April 14, 2016, the Pennsylvania District Court granted the plaintiffs' unopposed motion to stay the Herring action for all purposes pending consummation of the Merger.

        The Company has been named in a collective and class action lawsuit, Indergit v. Rite Aid Corporation et al. pending in the United States District Court for the Southern District of New York, filed purportedly on behalf of current and former store managers working in the Company's stores at various locations around the country. The lawsuit alleges that the Company failed to pay overtime to store managers as required under the FLSA and under certain New York state statutes. The lawsuit also seeks other relief, including liquidated damages, punitive damages, attorneys' fees, costs and injunctive relief arising out of state and federal claims for overtime pay. On April 2, 2010, the Court conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery as to certification issues has been completed. On September 26, 2013, the Court granted Rule 23 class certification of the New York store manager claims as to liability only, but denied it as to damages, and denied the Company's motion for decertification of the nationwide collective action claims. The Company filed a motion seeking reconsideration of the Court's September 26, 2013 decision which motion was denied in June 2014. The Company subsequently filed a petition for an interlocutory appeal of the Court's September 26, 2013 ruling with the U. S. Court of Appeals for the Second Circuit which petition was denied in September 2014. Notice of the Rule 23 class certification as to liability only has been sent to approximately 1,750 current and former store managers in the state of New York. Discovery related to

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

21. Commitments, Contingencies and Guarantees (Continued)

the merits of the claims is ongoing. At this time, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit. The Company's management believes, however, that this lawsuit is without merit and is vigorously defending this lawsuit.

        The Company is currently a defendant in several lawsuits filed in state courts in California alleging violations of California wage and hour laws, rules and regulations pertaining primarily to failure to pay overtime, failure to pay for missed meals and rest periods, failure to reimburse business expenses and failure to provide employee seating (the "California Cases"). The lawsuits pertaining to failure to reimburse business expenses and provide employee seating purport to be class actions and seek substantial damages. The single-plaintiff and multi-plaintiff lawsuits regarding failure to pay overtime and failure to pay for missed meals and rest periods, in the aggregate, seek substantial damages. The Company has aggressively challenged the merits of the lawsuits and, where applicable, the allegations that the cases should be certified as class or representative actions.

        With respect to cases involving pharmacist meal and rest periods (Chase and Scherwin v. Rite Aid Corporation pending in Los Angeles County Superior Court and Kyle v. Rite Aid Corporation pending in Sacramento County Superior Court), during the period ended March 1, 2014, the Company recorded a legal accrual with respect to these matters. The Company settled the lawsuit for $9.0 million. Following final approval by the Court earlier in the year, all settlement funds were disbursed in March 2016.

        In the employee seating case (Hall v. Rite Aid Corporation, San Diego County Superior Court), the Court, in October 2011, granted the plaintiff's motion for class certification. The Company filed its motion for decertification, which motion was granted in November 2012. Plaintiff subsequently appealed the Court's order which appeal was granted in May 2014. The Company filed a petition for review of the appellate court's decision with the California Supreme Court, which petition was denied in August 2014. Proceedings in the Hall case are stayed pending a decision by the California Supreme Court in two similar cases. That decision was rendered on April 4, 2016. The Company is conferring with counsel about next steps in the litigation. A further status conference in the case is scheduled for May 13, 2016. With respect to the California Cases (other than Chase and Scherwin and Kyle), the Company, at this time, is not able to predict either the outcome of these lawsuits or estimate a potential range of loss with respect to said lawsuits.

        The Company was served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney's Office for the Eastern District of Michigan. The subpoena requests records regarding the relationship of Rite Aid's Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs. In connection with the same investigation, the Company was served with a Civil Subpoena Duces Tecum dated February 22, 2013 by the State of Indiana Office of the Attorney General requesting additional information regarding both Rite Aid's Rx Savings Program and usual and customary charges. The Company has responded to both of the subpoenas. To enable the parties to discuss a possible resolution, the Medicaid Fraud Control Units of the several states, commonwealths and the District of Columbia and Rite Aid have entered into an agreement tolling the statute of limitations until October 7, 2015. The parties agreed to extend

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

21. Commitments, Contingencies and Guarantees (Continued)

the tolling agreement until April 7, 2016. At this stage of the proceedings, Rite Aid is unable to predict the outcome of any review by the government of such information.

        On April 26, 2012, the Company received an administrative subpoena from the U.S. Drug Enforcement Administration ("DEA"), Albany, New York District Office, requesting information regarding the Company's sale of products containing pseudoephedrine ("PSE"). In April 2012, it also received a communication from the U.S. Attorney's Office ("USAO") for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 ("CMEA"). Additional subpoenas were issued in 2013, 2014, and 2015 seeking broader documentation regarding PSE sales and recordkeeping requirements. Assistant U.S. Attorneys from the Northern and Eastern Districts of New York and the Southern District of West Virginia are currently investigating, but no charges have been filed. On September 2, 2015 and March 11, 2016, the Company received grand jury subpoenas from the U.S. District Court for the Southern District of West Virginia seeking additional information in connection with the investigation of violations of the CMEA and/or the Controlled Substances Act ("CSA"). Violations of the CMEA or the CSA could result in the imposition of administrative, civil and/or criminal penalties against the Company. The Company is cooperating with the government and continues to provide information responsive to the subpoenas. The Company has entered into a tolling agreement with the USAOs in the Northern and Eastern Districts of New York and entered into a separate tolling agreement with the USAO in the Southern District of West Virginia. Discussions are underway to resolve these matters with those USAOs, but whether an agreement can be reached and on what terms is uncertain. While the Company's management cannot predict the outcome of these matters, it is possible that the Company's results of operations or cash flows could be materially affected by an unfavorable resolution. At this stage of the investigation, Rite Aid is unable to predict the outcome of the investigation.

        In January 2013, the DEA, Los Angeles District Office, served an administrative subpoena on the Company seeking documents related to prescriptions by a certain prescriber. The USAO, Central District of California, also contacted the Company about a related investigation into allegations that Rite Aid pharmacies filled certain controlled substance prescriptions for a number of practitioners after their DEA registrations had expired or otherwise become invalid in violation of the federal Controlled Substances Act and DEA regulations. The Company responded to the administrative subpoena and subsequent informal requests for information from the USAO. The Company met with the USAO and DEA in January 2014 and is involved in ongoing discussions with the government regarding this matter. The Company has entered into a tolling agreement with the USAO. The Company recorded a legal accrual during the period ended March 1, 2014, which was revised during the period ending August 29, 2015. However, Rite Aid cannot predict at this time whether an agreement can be reached and the terms of any agreement.

        The Company was served with a Civil Investigative Demand ("CID") dated June 21, 2013 by the USAO for the Eastern District of California and the Attorney General's Office of the State of California (the "AG"). The CID requested records and responses to interrogatories regarding Rite Aid's Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated "Code 1" by the State of California. The Company produced responsive documents and interrogatory responses to the USAO and AG. The Company and the government are in the process of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

21. Commitments, Contingencies and Guarantees (Continued)

evaluating the government's allegations and documents produced and have been exchanging position letters concerning the merits of the government's claims. At this stage, Rite Aid is unable to predict the outcome of the investigation.

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

  Contingencies

        The California Department of Health Care Services ("DHCS"), the agency responsible for administering the State of California Medicaid program, implemented retroactive reimbursement rate reductions effective June 1, 2011, impacting the medical provider community in California, including pharmacies. Numerous medical providers, including representatives of both chain and independent pharmacies, filed suits against DHCS in Federal District Court in California and obtained preliminary injunctions against the rate cuts, subject to a trial on the merits. DHCS appealed the preliminary injunctions to the Ninth Circuit Court of Appeals, which Court vacated the injunctions. Based upon the actions of DHCS and the decision of the Appeals Court, the Company recorded an appropriate accrual. In January 2014, the Center for Medicare and Medicaid Services approved a state plan amendment that excluded certain drugs from the retroactive reimbursement rate reductions effective March 31, 2012. Accordingly, the Company adjusted its accrual during that fiscal year to take into account this exclusion. In December 2015, DHCS provided notice that it adjudicated all claims related to this retroactive reimbursement and the Company has adjusted its accrual to the total amount that will be recouped by DHCS.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

22. Supplementary Cash Flow Data

	Year Ended
	February 27, 2016	February 28, 2015	March 1, 2014
Cash paid for interest (net of capitalized amounts of $196, $145 and $197)	$403,727	$384,329	$414,692

Cash payments for income taxes, net	$4,856	$6,665	$3,191

Equipment financed under capital leases	$9,614	$6,157	$18,065

Equipment received for noncash consideration	$3,011	$1,600	$2,825

Preferred stock dividends paid in additional shares	$—	$—	$8,318

Accrued capital expenditures	$69,417	$87,916	$72,841

Gross borrowings from revolver	$4,729,000	$6,078,000	$2,668,000

Gross repayments to revolver	$4,354,000	$4,753,000	$2,933,000

23. Related Party Transactions

        There were receivables from related parties of $48 and $15 at February 27, 2016 and February 28, 2015, respectively.

        As contemplated by the pending Merger with WBA, on December 31, 2015, the Board of Directors of the Company approved the adoption of a retention and severance program upon the recommendation of the Compensation Committee of the Board (the "Committee"), which was advised by the Committee's independent compensation consultant, to enhance employee retention and corporate performance through the closing of the Merger, and authorized the Company to enter into individual retention award agreements with certain of its executive officers. The individual retention award agreements provide for the lump-sum payment of the retention award on the one hundred twentieth day following the closing of the Merger (the "retention date"), subject to continued employment through such retention date or upon the earlier termination of the recipient's employment by the Company without "cause" or by the recipient for "good reason" (as such terms are defined in the Company's 2014 Omnibus Equity Plan) (each referred to as a "qualifying termination"). The Company executed retention award agreements on December 31, 2015 with certain Company executive officers, which provided for the grant of retention awards under the terms described above and, for tax planning purposes, provide for the accelerated payment of the executive's fiscal year 2016 bonus in 2015, the accelerated lapse of restrictions on certain time-based restricted stock awards in 2015 and, to the extent necessary for one executive officer, the accelerated payment of the retention award in 2015, in each case subject to repayment requirements on the part of the executive if the executive would not have otherwise become entitled to such payments. During fiscal 2016, the Company made advance payments to certain executives of $500 for retention bonuses and $1,778 of fiscal 2016 performance bonuses for tax planning purposes.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

23. Related Party Transactions (Continued)

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

24. Guarantor and Non-Guarantor Condensed Consolidating Financial Information

        Rite Aid Corporation conducts the majority of its business through its subsidiaries. With the exception of EIC, substantially all of Rite Aid Corporation's 100 percent owned subsidiaries guarantee the obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, secured guaranteed notes and unsecured guaranteed notes (the "Subsidiary Guarantors"). Additionally, prior to the Acquisition, the subsidiaries, including joint ventures, that did not guarantee the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, secured guaranteed notes and unsecured guaranteed notes, were minor. Accordingly, condensed consolidating financial information for the Company and subsidiaries is not presented for those periods. Condensed consolidating financial information for the Company, its Subsidiary Guarantors and non-guarantor subsidiaries, is presented for periods subsequent to the Acquisition.

        For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company's Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

24. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

non-guarantor subsidiaries at February 27, 2016 and for the fiscal year ended February 27, 2016. Separate financial statements for Subsidiary Guarantors are not presented.

	Rite Aid Corporation Condensed Consolidating Balance Sheet February 27, 2016
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$90,569	$33,902	$—		$124,471
Accounts receivable, net	—	1,316,797	284,211	—		1,601,008
Intercompany receivable	—	224,220	—	(224,220	)(a)	—
Inventories, net of LIFO reserve of $0, $1,006,396, $0, $0, and $1,006,396	—	2,697,104	—	—		2,697,104
Prepaid expenses and other current assets	—	121,684	6,460	—		128,144

Total current assets	—	4,450,374	324,573	(224,220)		4,550,727
Property, plant and equipment, net	—	2,255,398	—	—		2,255,398
Goodwill	—	1,713,475	—	—		1,713,475
Other intangibles, net	—	948,451	55,928	—		1,004,379
Deferred tax assets	—	1,539,141	—	—		1,539,141
Investment in subsidiaries	14,832,523	57,167	—	(14,889,690	)(b)	—
Intercompany receivable	—	7,270,869	—	(7,270,869	)(a)	—
Other assets	—	207,821	6,069	—		213,890

Total assets	$14,832,523	$18,442,696	$386,570	$(22,384,779)		$11,277,010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$26,758	$—	$—		$26,848
Accounts payable	—	1,541,984	813	—		1,542,797
Intercompany payable	—	—	224,220	(224,220	)(a)	—
Accrued salaries, wages and other current liabilities	65,743	1,274,074	87,433	—		1,427,250

Total current liabilities	65,833	2,842,816	312,466	(224,220)		2,996,895
Long-term debt, less current maturities	6,914,393	—	—	—		6,914,393
Lease financing obligations, less current maturities	—	52,895	—	—		52,895
Intercompany payable	7,270,869	—	—	(7,270,869	)(a)	—
Other noncurrent liabilities	—	714,462	16,937	—		731,399

Total liabilities	14,251,095	3,610,173	329,403	(7,495,089)		10,695,582
Commitments and contingencies	—	—	—	—		—

Total stockholders' equity	581,428	14,832,523	57,167	(14,889,690)		581,428

Total liabilities and stockholders' equity	$14,832,523	$18,442,696	$386,570	$(22,384,779)		$11,277,010

(a)
Elimination of intercompany accounts receivable and accounts payable amounts.

(b)
Elimination of investments in consolidated subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

24. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Year Ended February 27, 2016
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$30,731,771	$162,620	$(157,734	)(a)	$30,736,657
Costs and expenses:
Cost of revenues	—	22,910,402	154,838	(154,838	)(a)	22,910,402
Selling, general and administrative expenses	—	7,004,321	11,921	(2,896	)(a)	7,013,346
Lease termination and impairment expenses	—	48,423	—	—		48,423
Interest expense	415,304	34,268	2	—		449,574
Loss on debt retirement, net	33,205	—	—	—		33,205
Loss on sale of assets, net	—	3,303	—	—		3,303
Equity in earnings of subsidiaries, net of tax	(613,974)	3,972	—	610,002	(b)	—

	(165,465)	30,004,689	166,761	452,268		30,458,253

Income (loss) before income taxes	165,465	727,082	(4,141)	(610,002)		278,404
Income tax expense (benefit)	—	113,108	(169)	—		112,939

Net income (loss)	$165,465	$613,974	$(3,972)	$(610,002)		$165,465
Total other comprehensive (loss) income	(1,931)	(1,931)	—	1,931		(1,931)

Comprehensive income (loss)	$163,534	$612,043	$(3,972)	$(608,071)		$163,534

(a)
Elimination of intercompany revenues and expenses.

(b)
Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

24. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Year Ended February 27, 2016
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(387,871)	$1,391,759	$(6,486)	$—	$997,402

Investing activities:
Payments for property, plant and equipment	—	(541,347)	—	—	(541,347)
Intangible assets acquired	—	(128,648)	—	—	(128,648)
Acquisition of businesses, net of cash acquired	(1,778,377)	—	—	—	(1,778,377)
Intercompany activity	(103,834)	(794,422)	—	898,256	—
Proceeds from sale-leaseback transaction	—	36,732	—	—	36,732
Proceeds from dispositions of assets and investments	—	9,782	—	—	9,782

Net cash (used in) provided by investing activities	(1,882,211)	(1,417,903)	—	898,256	(2,401,858)

Financing activities:
Proceeds from issuance of long-term debt	1,800,000	—	—	—	1,800,000
Net proceeds from revolver	375,000	—	—	—	375,000
Principal payments on long-term debt	(650,079)	(22,638)	—	—	(672,717)
Change in zero balance cash accounts	—	(62,878)	—	—	(62,878)
Net proceeds from issuance of common stock	11,376	—	—	—	11,376
Financing fees paid for early debt redemption	(26,003)	—	—	—	(26,003)
Excess tax benefit on stock options and restricted stock	—	22,884	—	—	22,884
Deferred financing costs paid	(34,634)	—	—	—	(34,634)
Intercompany activity	794,422	63,446	40,388	(898,256)	—

Net cash provided by (used in) financing activities	2,270,082	814	40,388	(898,256)	1,413,028

(Decrease) increase in cash and cash equivalents	—	(25,330)	33,902	—	8,572
Cash and cash equivalents, beginning of period	—	115,899	—	—	115,899

Cash and cash equivalents, end of period	$—	$90,569	$33,902	$—	$124,471

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

25. Interim Financial Results (Unaudited)

	Fiscal Year 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$6,647,561	$7,664,776	$8,154,184	$8,270,136	$30,736,657
Cost of revenues	4,788,031	5,742,485	6,151,305	6,228,581	22,910,402
Selling, general and administrative expenses	1,699,585	1,725,826	1,777,647	1,810,288	7,013,346
Lease termination and impairment charges	5,022	9,637	7,011	26,753	48,423
Interest expense	123,607	115,410	106,879	103,678	449,574
Loss on debt retirements, net	—	33,205	—	—	33,205
Loss (gain) on sale of assets, net	39	281	3,331	(348)	3,303

	6,616,284	7,626,844	8,046,173	8,168,952	30,458,253

Income before income taxes	31,277	37,932	108,011	101,184	278,404
Income tax expense	12,441	16,463	48,468	35,567	112,939

Net income	$18,836	$21,469	$59,543	$65,617	$165,465

Basic income per share(1)	$0.02	$0.02	$0.06	$0.06	$0.16

Diluted income per share(1)	$0.02	$0.02	$0.06	$0.06	$0.16

	Fiscal Year 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$6,465,531	$6,522,584	$6,692,333	$6,847,929	$26,528,377
Cost of revenues	4,662,552	4,628,005	4,769,020	4,892,068	18,951,645
Selling, general and administrative expenses	1,644,354	1,640,524	1,692,437	1,718,327	6,695,642
Lease termination and impairment charges	4,848	7,111	8,702	21,284	41,945
Interest expense	100,820	100,950	97,400	98,442	397,612
Loss on debt retirements, net	—	—	18,512	—	18,512
Gain on sale of assets, net	(370)	(1,715)	(455)	(1,259)	(3,799)

	6,412,204	6,374,875	6,585,616	6,728,862	26,101,557

Income before income taxes	53,327	147,709	106,717	119,067	426,820
Income tax expense (benefit)	11,881	19,860	1,871	(1,715,965)	(1,682,353)

Net income	$41,446	$127,849	$104,846	$1,835,032	$2,109,173

Basic income per share(1)	$0.04	$0.13	$0.11	$1.88	$2.17

Diluted income per share(1)	$0.04	$0.13	$0.10	$1.79	$2.08

(1)
Income per share amounts for each quarter may not necessarily total to the yearly income per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2016, February 28, 2015 and March 1, 2014

(In thousands, except per share amounts)

25. Interim Financial Results (Unaudited) (Continued)

        During the second quarter of 2016, the Company recorded a loss on debt retirement related to the August 2015 redemption of the outstanding 8.00% Notes as discussed in Note 14. During the fourth quarter of fiscal 2016, the Company recorded facilities impairment charges of $16,401 and a LIFO credit of $6,796 due to lower deflation on pharmacy generics as compared to a larger LIFO credit recognized at prior year end caused by lower pharmacy inventory due to its Purchasing and Delivery Arrangement.

        During the third quarter of 2015, the Company recorded a loss on debt retirement related to the October 2014 redemption of the outstanding 10.25% senior notes due 2019 as discussed in Note 14. During the fourth quarter of fiscal 2015, the Company recorded facilities impairment charges of $13,105 and a LIFO credit of $23,489 due to lower pharmacy inventory in both its stores and distribution centers in connection with its Purchasing and Delivery Arrangement as compared to a LIFO charge recognized at prior year end caused by higher pharmacy inflation rates.

26. Financial Instruments

        The carrying amounts and fair values of financial instruments at February 27, 2016 and February 28, 2015 are listed as follows:

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$3,027,675	$3,025,500	$2,642,008	$2,649,825
Fixed rate indebtedness	$3,886,808	$4,210,416	$2,825,115	$3,230,801

        Cash, trade receivables and trade payables are carried at market value, which approximates their fair values due to the short-term maturity of these instruments. In addition, the Company has $6,069 of investments, carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets as of February 27, 2016. The Company believes the carrying value of these investments approximates their fair value.

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

RITE AID CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended February 27, 2016, February 28, 2015, and March 1, 2014
(dollars in thousands)

Allowances deducted from accounts receivable for estimated uncollectible amounts:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended February 27, 2016	$31,247	$71,984	$70,411	$32,820
Year ended February 28, 2015	$26,873	$66,319	$61,945	$31,247
Year ended March 1, 2014	$28,271	$43,524	$44,922	$26,873

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION
By:	/s/ JOHN T. STANDLEY John T. Standley Chairman and Chief Executive Officer
Dated: April 25, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on April 25, 2016.

Signature	Title

/s/ JOHN T. STANDLEY John T. Standley	Chairman, Chief Executive Officer and Director (principal executive officer)
/s/ DARREN W. KARST Darren W. Karst	Chief Financial Officer Chief Administrative Officer and Senior Executive Vice President (principal financial officer)
/s/ DOUGLAS E. DONLEY Douglas E. Donley	Chief Accounting Officer and Senior Vice President (principal accounting officer)
/s/ JOSEPH B. ANDERSON, JR Joseph B. Anderson, Jr	Director
/s/ BRUCE G. BODAKEN Bruce G. Bodaken	Director
/s/ DAVID R. JESSICK David R. Jessick	Director
/s/ KEVIN E. LOFTON Kevin E. Lofton	Director

Signature	Title

/s/ MYRTLE S. POTTER Myrtle S. Potter	Director
/s/ MICHAEL N. REGAN Michael N. Regan	Director
/s/ FRANK A. SAVAGE Frank A. Savage	Director
/s/ MARCY SYMS Marcy Syms	Director