Form 10-Q
period 2016-05-28
RITE AID CORP
filed 2016-07-05
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2016

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

The registrant had 1,048,962,007 shares of its $1.00 par value common stock outstanding as of June 21, 2016.

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

•                  the continued impact of private and public third party payors reduction in prescription drug reimbursement and their ongoing efforts to limit access to payor networks, including mail order;

•                  our ability to achieve the benefits of our efforts to reduce the costs of our generic and other drugs, and our ability to achieve drug pricing efficiencies;

•                  the inability to complete the proposed acquisition (the “Merger”) of us by Walgreens Boots Alliance, Inc., a Delaware corporation (“WBA”), due to the failure to satisfy the remaining conditions to the completion of the Merger, including receipt of required regulatory approvals;

•                  the effect of the pending Merger on Rite Aid’s business relationships (including, without limitation customers and suppliers), operating results and business generally;

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

•                  decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in charges to our operating statement;

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

•                  the continued impact of declining gross margins in the PBM industry due to increased market competition and client demand for lower prices while providing enhanced service offerings;

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

•                  the risk that we could experience deterioration in our current Star rating with the Centers of Medicare and Medicaid Services (“CMS”) or incur CMS penalties and/or sanctions;

•                  the nature, cost and outcome of pending and future litigation and other legal proceedings or governmental investigations, including any such proceedings related to the Merger and instituted against us and others;

•                  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended February 27, 2016 (the “Fiscal 2016 10-K “), as well as in the “Risk Factors” section of the Fiscal 2016 10-K, which we filed with the SEC on April 25, 2016 and is available on the SEC’s website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	May 28, 2016	February 27, 2016
ASSETS
Current assets:
Cash and cash equivalents	$144,840	$124,471
Accounts receivable, net	1,679,166	1,601,008
Inventories, net of LIFO reserve of $1,020,147 and $1,006,396	2,623,886	2,697,104
Prepaid expenses and other current assets	107,293	128,144
Total current assets	4,555,185	4,550,727
Property, plant and equipment, net	2,257,795	2,255,398
Goodwill	1,713,475	1,713,475
Other intangibles, net	964,709	1,004,379
Deferred tax assets	1,544,890	1,539,141
Other assets	218,893	213,890
Total assets	$11,254,947	$11,277,010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$25,640	$26,848
Accounts payable	1,663,436	1,542,797
Accrued salaries, wages and other current liabilities	1,290,693	1,427,250
Total current liabilities	2,979,769	2,996,895
Long-term debt, less current maturities	6,899,025	6,914,393
Lease financing obligations, less current maturities	49,737	52,895
Other noncurrent liabilities	734,912	731,399
Total liabilities	10,663,443	10,695,582
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 1,048,768 and 1,047,754	1,048,768	1,047,754
Additional paid-in capital	4,835,634	4,822,665
Accumulated deficit	(5,245,798)	(5,241,210)
Accumulated other comprehensive loss	(47,100)	(47,781)
Total stockholders’ equity	591,504	581,428
Total liabilities and stockholders’ equity	$11,254,947	$11,277,010

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	May 28, 2016	May 30, 2015
Revenues	$8,184,181	$6,647,561
Costs and expenses:
Cost of revenues	6,289,881	4,788,031
Selling, general and administrative expenses	1,793,247	1,699,585
Lease termination and impairment charges	5,781	5,022
Interest expense	105,113	123,607
Loss on sale of assets, net	1,056	39
	8,195,078	6,616,284
(Loss) income before income taxes	(10,897)	31,277
Income tax (benefit) expense	(6,309)	12,441
Net (loss) income	$(4,588)	$18,836
Computation of (loss) income attributable to common stockholders:
(Loss) income attributable to common stockholders—basic and diluted	$(4,588)	$18,836
Basic and diluted (loss) income per share	$(0.00)	$0.02

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	May 28, 2016	May 30, 2015
Net (loss) income	$(4,588)	$18,836
Other comprehensive (loss) income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $451 and $398 tax expense	681	597
Total other comprehensive income	681	597
Comprehensive (loss) income	$(3,907)	$19,433

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	May 28, 2016	May 30, 2015
Operating activities:
Net (loss) income	$(4,588)	$18,836
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	138,788	109,649
Lease termination and impairment charges	5,781	5,022
LIFO charge	13,751	5,987
Loss on sale of assets, net	1,056	39
Stock-based compensation expense	11,144	7,370
Changes in deferred taxes	(5,749)	9,540
Excess tax benefit on stock options and restricted stock	(883)	(2,820)
Changes in operating assets and liabilities:
Accounts receivable	(74,530)	11,027
Inventories	59,440	56,204
Accounts payable	115,646	79,715
Other assets and liabilities, net	(99,912)	67,266
Net cash provided by operating activities	159,944	367,835
Investing activities:
Payments for property, plant and equipment	(106,077)	(141,037)
Intangible assets acquired	(16,381)	(14,293)
Proceeds from dispositions of assets and investments	3,088	2,838
Net cash used in investing activities	(119,370)	(152,492)
Financing activities:
Proceeds from issuance of long-term debt	—	1,800,000
Net payments to revolver	(20,000)	(141,000)
Principal payments on long-term debt	(5,721)	(5,577)
Change in zero balance cash accounts	2,262	(34,275)
Net proceeds from issuance of common stock	2,371	3,378
Excess tax benefit on stock options and restricted stock	883	2,820
Deferred financing costs paid	—	(34,459)
Net cash (used in) provided by financing activities	(20,205)	1,590,887
Increase in cash and cash equivalents	20,369	1,806,230
Cash and cash equivalents, beginning of period	124,471	115,899
Cash and cash equivalents, end of period	$144,840	$1,922,129
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $56 and $42, respectively)	$71,434	$72,194
Cash payments of income taxes, net of refunds	$3,869	$992
Equipment financed under capital leases	$1,553	$800
Equipment received for noncash consideration	$632	$545
Conversion of the 8.5% convertible notes to common stock	$—	$64,089
Gross borrowings from revolver	$867,000	$915,000
Gross payments to revolver	$887,000	$1,056,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended May 28, 2016 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2016 10-K.

Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, (Topic 842), which is intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that engage in lease transactions (both lessee and lessor) that lease assets such as real estate and manufacturing equipment. This ASU will require organizations that lease assets—referred to as “leases”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years and interim periods within those years beginning January 1, 2019. The Company is in process of assessing the impact of the adoption of ASU No. 2016-02 on its financial position, results of operations and cash flows.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

2. Acquisition

On June 24, 2015, the Company completed its previously announced acquisition of TPG VI Envision BL, LLC and Envision Topco Holdings, LLC (“EnvisionRx”), pursuant to the terms of an agreement (“Agreement”) dated February 10, 2015. EnvisionRx, which was a portfolio company of TPG Capital L.P. prior to its acquisition by the Company, is a full-service pharmacy services provider. EnvisionRx provides both transparent and traditional pharmacy benefit manager (“PBM”) service options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services; access to the nation’s largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through Envision Insurance Company’s (“EIC”) EnvisionRx Plus Silver product for the low income auto-assign market and its Clear Choice product for the chooser market. EnvisionRx is headquartered in Twinsburg, Ohio and operates as a 100 percent owned subsidiary of the Company.

Pursuant to the terms of the Agreement, as consideration for the Acquisition, the Company paid $1,882,211 in cash and issued 27,754 shares of Rite Aid common stock. The Company financed the cash portion of the Acquisition with borrowings under its Amended and Restated Senior Secured Revolving Credit Facility, and the net proceeds from the April 2, 2015 issuance of $1,800,000 aggregate principal amount of 6.125% senior notes due 2023 (the “6.125% Notes”). The consideration associated with the common stock was $240,907 based on a stock price of $8.68 per share, representing the closing price of the Company’s common stock on the closing date of the Acquisition. The closing balance sheet has not yet been finalized, as the Company is still in process of finalizing certain transactional taxes and other tax related issues, and therefore, the final purchase price allocation of the Acquisition is subject to change.

The Company’s condensed consolidated financial statements for the thirteen weeks ended May 28, 2016 includes EnvisionRx results of operations (please see Note 13 Segment Reporting for the Pharmacy Services segment results included within the condensed consolidated financial statements for the thirteen week period ended May 28, 2016, which reflects the results of EnvisionRx). The Company’s condensed consolidated financial statements reflect preliminary purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

The following allocation of the purchase price and the estimated transaction costs is preliminary and is based on information available to the Company’s management at the time the condensed consolidated financial statements were prepared. Accordingly, the allocation is subject to change and the impact of such changes may be material.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

During the thirteen week periods ended May 28, 2016 and May 30, 2015, costs of $6 and $17,459, respectively, related to the Acquisition were expensed by the Company as incurred. The following unaudited pro forma combined financial data gives effect to the Acquisition as if it had occurred as of March 1, 2014.

These unaudited pro forma combined results have been prepared by combining the historical results of the Company and historical results of EnvisionRx. The unaudited pro forma condensed combined financial data for all periods presented were adjusted to give effect to pro forma events that 1) are directly attributable to the aforementioned transaction, 2) factually supportable, and 3) expected to have a continuing impact on the consolidated results of operations. Specifically, these adjustments reflect:

•                  Incremental interest expense relating to the $1,800,000 6.125% Notes issued on April 2, 2015, the net proceeds of which were used finance to the cash portion of the Acquisition.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

	Thirteen Week Periods Ended
	May 28, 2016	May 30, 2015
	Pro forma	Pro forma
Net revenues as reported	$8,184,181	$6,647,561
EnvisionRx revenue, prior to the acquisition	—	1,371,477
Less pre-acquisition intercompany revenue	—	(79,899)
Pro forma combined revenues	$8,184,181	$7,939,139
Net (loss) income as reported	$(4,588)	$18,836
EnvisionRx net income before income taxes, prior to the acquisition	—	11,238
Incremental interest expense on the 6.125% Notes issued on April 2, 2015	—	(9,617)
Incremental amortization resulting from fair value adjustments of the identifiable intangible assets	—	(10,988)
Transaction costs incurred by both the Company and EnvisionRx	—	19,110
Interest expense incurred by EnvisionRx	—	18,095
Income tax expense relating to pro forma adjustments	—	(11,302)
Pro forma net (loss) income	$(4,588)	$35,372
Basic and diluted (loss) income per share	$0.00	$0.03

The unaudited pro forma condensed combined financial information for the thirteen weeks ended May 28, 2016 is identical to the actual results reported by the Company because EnvisionRx results were included in the consolidated operations of the Company for the entire period.

3. Pending Merger

On October 27, 2015, Rite Aid entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WBA, and Victoria Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of WBA (“Victoria Merger Sub”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Victoria Merger Sub will merge with and into Rite Aid (the “Merger”), with Rite Aid surviving the Merger as a 100 percent owned direct subsidiary of WBA. On February 4, 2016, the proposal to adopt the Merger Agreement was approved by approximately 97% of the votes cast at the special meeting, which represented approximately 72% of the Company’s total outstanding shares of common stock entitled to vote as of the record date of the special meeting. A quorum of 74% of the Company’s total outstanding shares of common stock as of the record date voted at the special meeting. Completion of the Merger is subject to various closing conditions, including but not limited to (i) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any law or order prohibiting the Merger, and (iii) the absence of a material adverse effect on Rite Aid, as defined in the Merger Agreement. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of Rite Aid’s common stock, par value $1.00 per share, issued and outstanding immediately prior to the effective time (other than shares owned by (i) WBA, Victoria Merger Sub or Rite Aid (which will be cancelled), (ii) stockholders who have properly exercised and perfected appraisal rights under Delaware law, or (iii) any direct or indirect 100 percent owned subsidiary of Rite Aid or WBA (which will be converted into shares of common stock of the surviving corporation)) will be converted into the right to receive $9.00 per share in cash, without interest.

Rite Aid and WBA and Victoria Merger Sub have each made customary representations, warranties and covenants in the Merger Agreement, including, among other things, that (i) Rite Aid and its subsidiaries will continue to conduct our business in the ordinary course consistent with past practice between the execution of the Merger Agreement and the closing of the Merger and (ii) Rite Aid will not solicit proposals relating to alternative transactions to the Merger or engage in discussions or negotiations with respect thereto, subject to certain exceptions. Additionally, the Merger Agreement limits the Company’s ability to incur indebtedness

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

for borrowed money and issue additional capital stock, among other things. The Company currently anticipates that the Merger will close in the second half of calendar 2016.

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

	Thirteen Week Period Ended
	May 28, 2016	May 30, 2015
Numerator for (loss) income per share:
(Loss) income attributable to common stockholders—basic and diluted	$(4,588)	$18,836
Denominator:
Basic weighted average shares	1,042,437	986,691
Outstanding options and restricted shares, net	—	22,461
Diluted weighted average shares	1,042,437	1,009,152
Basic and diluted (loss) income per share	$(0.00)	$0.02

Due to their antidilutive effect, 36,860 and 0 potential common shares related to stock options have been excluded from the computation of diluted income per share as of May 28, 2016 and May 30, 2015, respectively. Also, excluded from the computation of diluted (loss) income per share as of May 28, 2016 and May 30, 2015 are restricted shares of 4,742 and 0, respectively, which are included in shares outstanding.

During the thirteen week period ended May 30, 2015, $64,089 of the Company’s 8.5% convertible notes due 2015 were converted into 24,762 shares of common stock, pursuant to their terms.

5. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended
	May 28, 2016	May 30, 2015
Impairment charges	$619	$273
Lease termination charges	5,162	4,749
	$5,781	$5,022

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	May 28, 2016	May 30, 2015
Balance—beginning of period	$208,421	$241,047
Provision for present value of noncancellable lease payments of closed stores	622	1,546
Changes in assumptions about future sublease income, terminations and changes in interest rates	811	(571)
Interest accretion	3,778	4,303
Cash payments, net of sublease income	(14,642)	(15,522)
Balance—end of period	$198,990	$230,803

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirteen week period ended May 28, 2016, long-lived assets from continuing operations with a carrying value of $1,051, primarily store assets, were written down to their fair value of $432, resulting in an impairment charge of $619. During the thirteen week period ended May 30, 2015, long-lived assets from continuing operations with a carrying value of $1,289, primarily store assets, were written down to their fair value of $1,016, resulting in an impairment charge of $273. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at May 28, 2016 and May 30, 2015:

Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total as of May 28, 2016
Long-lived assets held for use	$—	$—	$432	$432
Long-lived assets held for sale	$—	$—	$—	$—
Total	$—	$—	$432	$432

	Level 1	Level 2	Level 3	Total as of May 30, 2015
Long-lived assets held for use	$—	$—	$1,016	$1,016
Long-lived assets held for sale	$—	$—	$—	$—
Total	$—	$—	$1,016	$1,016

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

As of May 28, 2016 and May 30, 2015, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which the Company believes approximate their fair values due to their short term nature. In addition, the Company has $6,567 of investments, carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets as of May 28, 2016. The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $6,899,115 and $7,228,550, respectively, as of May 28, 2016. There were no outstanding derivative financial instruments as of May 28, 2016 and February 27, 2016.

7. Income Taxes

The Company recorded an income tax benefit of $6,309 and an income tax expense of $12,441 for the thirteen week periods ended May 28, 2016 and May 30, 2015, respectively. The effective tax rate for the thirteen week periods ended May 28, 2016 and May 30, 2015 was 57.9% and 39.8%, respectively.  The higher effective income tax benefit rate for the period ended May 28, 2016 is the result of a discrete income tax benefit recorded for the lapse of a statute of limitations on an uncertain tax position which raised the Company’s effective income tax benefit rate by 13.3%.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain.  Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $210,074 and $212,023, which relates primarily to state deferred tax assets at May 28, 2016 and February 27, 2016, respectively.

8. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a Prescription Drug Plan (“PDP”) and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $25,014 as of March 31, 2016. EIC was in excess of the minimum required amounts in these states as of May 28, 2016.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

claims that have been reported and are in the process of being paid or contested and for our estimate of claims that have been incurred but have not yet been reported.

As of May 28, 2016, accounts receivable, net included $319,976 due from CMS and accrued salaries, wages and other current liabilities included $152,970 of EIC liabilities under certain reinsurance contracts. EIC limits its exposure to loss and recovers a portion of benefits paid by utilizing quota-share reinsurance with a commercial reinsurance company.

9. Goodwill and Other Intangible Assets

Goodwill and indefinitely-lived assets, such as certain trademarks acquired in connection with acquisition transactions, are not amortized, but are instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. During the thirteen weeks ended May 28, 2016 and the fifty-two weeks ended February 27, 2016, no impairment charges have been taken against the Company’s goodwill or indefinitely-lived intangible assets. No changes were made to the carrying amount of goodwill for the thirteen week period ended May 28, 2016 (see Note 2. Acquisition).

The Company’s intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinitely-lived intangible assets as of May 28, 2016 and February 27, 2016.

	May 28, 2016				February 27, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period
Favorable leases and other	$665,143	$(514,173)	$150,970	8 years	$665,197	$(507,776)	$157,421	8 years
Prescription files	1,555,054	(1,312,073)	242,981	3 years	1,541,518	(1,285,633)	255,885	3 years
Customer relationships(a)	465,000	(60,374)	404,626	16 years	465,000	(44,203)	420,797	17 years
CMS license	57,500	(2,147)	55,353	24 years	57,500	(1,572)	55,928	25 years
Claims adjudication and other developed software	59,000	(7,867)	51,133	6 years	59,000	(5,760)	53,240	7 years
Trademarks	20,100	(1,876)	18,224	9 years	20,100	(1,373)	18,727	10 years
Backlog	11,500	(3,578)	7,922	2 years	11,500	(2,619)	8,881	3 years
Total finite	$2,833,297	$(1,902,088)	931,209		$2,819,815	$(1,848,936)	970,879
Trademarks	33,500	—	33,500	Indefinite	33,500	—	33,500	Indefinite
Total	$2,866,797	$(1,902,088)	$964,709		$2,853,315	$(1,848,936)	$1,004,379

(a)                                   —Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

Also included in other non-current liabilities as of May 28, 2016 and February 27, 2016 are unfavorable lease intangibles with a net carrying amount of $45,525 and $46,947, respectively. These intangible liabilities are amortized over their remaining lease terms at the time of acquisition.

Amortization expense for these intangible assets and liabilities was $55,503 and $31,941 for the thirteen week periods ended May 28, 2016 and May 30, 2015, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2017—$214,640; 2018—$172,135; 2019—$134,730; 2020—$105,199 and 2021—$72,517.

10. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at May 28, 2016 and February 27, 2016:

	May 28, 2016	February 27, 2016
Secured Debt:
Senior secured revolving credit facility due January 2020 ($2,080,000 and $2,100,000 face value less unamortized debt issuance costs of $31,699 and $33,903)	$2,048,301	$2,066,097
Tranche 1 Term Loan (second lien) due August 2020 ($470,000 face value less unamortized debt issuance costs of $5,108 and $5,414)	464,892	464,586

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	May 28, 2016	February 27, 2016
Tranche 2 Term Loan (second lien) due June 2021 ($500,000 face value less unamortized debt issuance costs of $2,866 and $3,007)	497,134	496,993
Other secured	90	90
	3,010,417	3,027,766
Guaranteed Unsecured Debt:
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $2,575 and $2,743 and less unamortized debt issuance costs of $9,529 and $10,180)	895,046	894,563
6.75% senior notes due June 2021 ($810,000 face value less unamortized debt issuance costs of $7,501 and $7,872)	802,499	802,128
6.125% senior notes due April 2023 ($1,800,000 face value less unamortized debt issuance costs of $29,274 and $30,343)	1,770,726	1,769,657
	3,468,271	3,466,348
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($295,000 face value less unamortized debt issuance costs of $1,752 and $1,794)	293,248	293,206
6.875% fixed-rate senior notes due December 2028 ($128,000 face value less unamortized debt issuance costs of $821 and $837)	127,179	127,163
	420,427	420,369
Lease financing obligations	75,287	79,653
Total debt	6,974,402	6,994,136
Current maturities of long-term debt and lease financing obligations	(25,640)	(26,848)
Long-term debt and lease financing obligations, less current maturities	$6,948,762	$6,967,288

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

The Company’s ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At May 28, 2016, the Company had $2,080,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $69,301, which resulted in additional borrowing capacity of $1,550,699. The Merger Agreement contains a requirement that the Company’s borrowings under the revolver not exceed $3,000,000 in the aggregate immediately prior to the closing of the Merger.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolving credit facility is less than $200,000 or (b) on the third consecutive business day on which availability under the revolving credit facility is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolving credit facility is equal to or greater than $250,000. As of May 28, 2016, the availability was at a level that did not trigger this covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

Other Transactions

On April 2, 2015, the Company issued $1,800,000 aggregate principal amount of its 6.125% Notes, the net proceeds of which, along with other available cash and borrowings under its Amended and Restated Senior Secured Credit Facility, were used to finance the cash portion of the Acquisition. The Company’s obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of its subsidiaries that guarantee the Company’s obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, the 9.25% senior notes due 2020 (the “9.25% Notes”) and the 6.75% senior notes due 2021 (the “6.75% Notes”) (the “Rite Aid Subsidiary Guarantors”), including EnvisionRx and certain of its domestic subsidiaries other than, among others, EIC (the “EnvisionRx Subsidiary Guarantors” and,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

together with the Rite Aid Subsidiary Guarantors, the “Subsidiary Guarantors”). The guarantees are unsecured. The 6.125% Notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of its other unsecured, unsubordinated indebtedness.

During the thirteen week period ended May 30, 2015, $64,089 of the Company’s 8.5% convertible notes due 2015 were converted into 24,762 shares of common stock, pursuant to their terms. The remaining $79 of the Company’s 8.5% convertible notes due 2015 were repaid by the Company upon maturity.

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2017 and thereafter are as follows: 2017—$90; 2018—$0; 2019—$0; 2020—$2,080,000; 2021—$1,372,000 and $3,533,000 thereafter.

11. Reclassifications from Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the thirteen week periods ended May 28, 2016 and May 30, 2015:

	Thirteen week period ended May 28, 2016		Thirteen week period ended May 30, 2015
	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss
Accumulated other comprehensive loss
Balance—beginning of period	$(47,781)	$(47,781)	$(45,850)	$(45,850)
Amounts reclassified from accumulated other comprehensive loss to net income, net of $451 and $398 tax expense	681	681	597	597
Balance—end of period	$(47,100)	$(47,100)	$(45,253)	$(45,253)

The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the thirteen week periods ended May 28, 2016 and May 30, 2015:

	Thirteen Week Periods Ended May 28, 2016 and May 30, 2015
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	May 28, 2016	May 30, 2015	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$—	$(17)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(1,132)	(978)	Selling, general and administrative expenses
	(1,132)	(995)	Total before income tax expense
	451	398	Income tax expense
	$(681)	$(597)	Net of income tax expense

(a)                                 See Note 12, Retirement Plans for additional details.

12. Retirement Plans

Net periodic pension expense recorded in the thirteen week periods ended May 28, 2016 and May 30, 2015, for the Company’s defined benefit plans includes the following components:

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Service cost	$292	$512	$—	$—
Interest cost	1,621	1,633	109	119
Expected return on plan assets	(1,142)	(1,593)	—	—
Amortization of unrecognized prior service cost	—	17	—	—
Amortization of unrecognized net loss	1,132	978	—	—
Net pension expense	$1,903	$1,547	$109	$119

During the thirteen week period ended May 28, 2016 the Company contributed $362 to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan. During the remainder of fiscal 2017, the Company expects to contribute $1,142 to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan.

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

The following table is a reconciliation of the Company’s business segments to the condensed consolidated financial statements for the thirteen week periods ended May 28, 2016 and May 30, 2015:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations(1)	Consolidated
May 28, 2016:
Revenues	$6,675,548	$1,602,359	$(93,726)	$8,184,181
Gross Profit	1,805,367	88,933	—	1,894,300
Adjusted EBITDA(2)	244,827	41,175	—	286,002
May 30, 2015:
Revenues	$6,647,561	$—	$—	$6,647,561
Gross Profit	1,859,530	—	—	1,859,530
Adjusted EBITDA(2)	299,263	—	—	299,263

(1)                                 Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(2)                                 See “Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures” in MD&A for additional details.

The following is a reconciliation of net (loss) income to Adjusted EBITDA for the thirteen week periods ended May 28, 2016 and May 30, 2015:

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	May 28, 2016	May 30, 2015
	(dollars in thousands)
Net (loss) income	$(4,588)	$18,836
Interest expense	105,113	123,607
Income tax (benefit) expense	(6,309)	12,441
Depreciation and amortization expense	138,788	109,649
LIFO charge	13,751	5,987
Lease termination and impairment charges	5,781	5,022
Other	33,466	23,721
Adjusted EBITDA	$286,002	$299,263

The following is balance sheet information for the Company’s reportable segments:

	Retail Pharmacy	Pharmacy Services	Eliminations(2)	Consolidated
May 28, 2016:
Total Assets	$8,409,623	$2,984,357	$(139,033)	$11,254,947
Goodwill	76,124	1,637,351	—	1,713,475
Additions to property and equipment and intangible assets	119,780	2,678	—	122,458
February 27, 2016:
Total Assets	$8,468,186	$2,948,548	$(139,724)	$11,277,010
Goodwill	76,124	1,637,351	—	1,713,475
Additions to property and equipment and intangible assets	667,719	2,276	—	669,995

(2)                                 As of May 28, 2016 and February 27, 2016, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $118,991 and $116,027, respectively, against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $20,042 and $23,697, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

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

As of May 28, 2016, the Company was aware of ten (10) putative class action lawsuits that were filed by purported Company stockholders, against the Company, its directors (the Individual Defendants, together with the Company, the Rite Aid Defendants), Walgreens Boots Alliance, Inc. (“WBA”) and Victoria Merger Sub Inc., (Victoria) challenging the transactions contemplated by the Merger agreement between the Company and WBA. Eight (8) of these actions were filed in the Court of Chancery of the State of Delaware (Smukler v. Rite Aid Corp., et al., Hirschler v. Standley, et al., Catelli v. Rite Aid Corp., et al., Orr v. Rite Aid Corp., et al.,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

DePietro v. Standley, et al., Abadi v. Rite Aid Corp., et al., Mortman v. Rite Aid Corp., et al.). One (1) action was filed in Pennsylvania in the Court of Common Pleas of Cumberland County (Wilson v. Rite Aid Corp., et al., Sachs Investment Grp., et al. v. Standley, et al.). The complaints in these nine (9) actions alleged primarily that the Company’s directors breached their fiduciary duties by, among other things, agreeing to an allegedly unfair and inadequate price, agreeing to deal protection devices that allegedly prevented the directors from obtaining higher offers from other interested buyers for the Company and allegedly failing to protect against certain purported conflicts of interest in connection with the Merger. The Complaints further allege that the Company, WBA and/or Victoria aided and abetted these alleged breaches of fiduciary duty. The complaints sought, among other things, to enjoin the closing of the Merger as well as money damages and attorneys’ and experts’ fees.

On December 23, 2015, the eight (8) Delaware actions were consolidated in an action captioned In re Rite Aid Corporation Stockholders Litigation, Consol. C.A. No. 11663-CB (the Consolidated Action). In addition to the claims asserted in the nine (9) complaints discussed above, the operative pleading in the Consolidated Action also included allegations that the preliminary proxy statement contained material omissions, including with respect to the process that resulted in the Merger agreement and the fairness opinion rendered by the Company’s banker. On December 28, 2015, the plaintiffs in the Consolidated Action filed a motion for expedited proceedings, which the Court orally denied at a hearing held on January 5, 2016. On March 11, 2016, the Court granted the plaintiffs’ notice and proposed order voluntarily dismissing the Consolidated Action as moot, while retaining jurisdiction solely for the purpose of adjudicating plaintiffs’ counsel’s anticipated application for an award of attorneys’ fees and reimbursement of expenses. On April 15, 2016, the Company reached a settlement in principle related to this matter for an immaterial amount and on May 11, 2016, the Court entered a stipulated order regarding notice of payment thereof and final dismissal of this matter.

A tenth action was filed in the United States District Court for the Middle District of Pennsylvania (the Pennsylvania District Court), asserting a claim for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against all defendants and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants and WBA (Herring v. Rite Aid Corp., et al.). The Herring complaint alleges, among other things, that Rite Aid and its Board of Directors disseminated an allegedly false and materially misleading proxy. The complaint sought to enjoin the shareholder vote on the proposed Merger, a declaration that the proxy was materially false and misleading in violation of federal securities laws, and an award of money damages and attorneys’ and experts’ fees. On January 14 and 16, 2016, respectively, the plaintiff in the Herring action filed a motion for preliminary injunction and a motion for expedited discovery. On January 21, 2016, the Rite Aid Defendants filed a motion to dismiss the Herring complaint. At a hearing held on January 25, 2016, the Pennsylvania District Court orally denied the plaintiff’s motion for expedited discovery and subsequently denied the plaintiff’s motion for preliminary injunction on January 28, 2016. On March 14, 2016, the Pennsylvania District Court appointed Jerry Herring, Don Michael Hussey and Joanna Pauli Hussey as lead plaintiffs for the putative class and approved their selection of Robbins Geller Rudman & Dowd LLP as lead counsel. On April 14, 2016, the Pennsylvania District Court granted the plaintiffs’ unopposed motion to stay the Herring action for all purposes pending consummation of the Merger.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

In the employee seating case (Hall v. Rite Aid Corporation, San Diego County Superior Court), the Court, in October 2011, granted the plaintiff’s motion for class certification. The Company filed its motion for decertification, which motion was granted in November 2012. Plaintiff subsequently appealed the Court’s order which appeal was granted in May 2014. The Company filed a petition for review of the appellate court’s decision with the California Supreme Court, which petition was denied in August 2014. Proceedings in the Hall case are stayed pending a decision by the California Supreme Court in two similar cases. That decision was rendered on April 4, 2016. The Company is conferring with counsel about next steps in the litigation. A further status conference in the case is scheduled for September 16, 2016. With respect to the California Cases (other than Chase and Scherwin and Kyle), the Company, at this time, is not able to predict either the outcome of these lawsuits or estimate a potential range of loss with respect to said lawsuits.

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

On April 26, 2012, the Company received an administrative subpoena from the U.S. Drug Enforcement Administration (“DEA”), Albany, New York District Office, requesting information regarding the Company’s sale of products containing pseudoephedrine (“PSE”). In April 2012, it also received a communication from the U.S. Attorney’s Office (“USAO”) for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 (“CMEA”). Additional subpoenas were issued in 2013, 2014, and 2015 seeking broader documentation regarding PSE sales and recordkeeping requirements. Assistant U.S. Attorneys from the Northern and Eastern Districts of New York and the Southern District of West Virginia are currently investigating, but no charges have been filed. On September 2, 2015, March 11, 2016, April 29, 2016, and June 9, 2016 the Company received grand jury subpoenas from the U.S. District Court for the Southern District of West Virginia seeking additional information in connection with the investigation of violations of the CMEA and/or the Controlled Substances Act (“CSA”). Violations of the CMEA or the CSA could result in the imposition of administrative, civil and/or criminal penalties against the Company. The Company is cooperating with the government and continues to provide information responsive to the subpoenas. The Company has entered into a tolling agreement with the USAOs in the Northern and Eastern Districts of New York and entered into a separate tolling agreement with the USAO in the Southern District of West Virginia. Discussions are underway to resolve these matters with those USAOs, but whether an agreement can be reached and on what terms is uncertain. While the Company’s management cannot predict the outcome of these matters, it is possible that the Company’s results of operations or cash flows could be materially affected by an unfavorable resolution. At this stage of the investigation, Rite Aid is unable to predict the outcome of the investigation.

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

The Company was served with a Civil Investigative Demand (“CID”) dated June 21, 2013 by the USAO for the Eastern District of California and the Attorney General’s Office of the State of California (the “AG”). The CID requested records and responses to interrogatories regarding Rite Aid’s Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated “Code 1” by the State of California. The Company produced responsive documents and interrogatory responses to the USAO and AG. The Company and the government are in the process of evaluating the government’s allegations and documents

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

produced and have been exchanging position letters concerning the merits of the government’s claims. At this stage, Rite Aid is unable to predict the outcome of the investigation.

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

For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company’s Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the non-guarantor subsidiaries at May 28, 2016, February 27, 2016, and for the thirteen week period ended May 28, 2016. Separate financial statements for Subsidiary Guarantors are not presented.

	Rite Aid Corporation Condensed Consolidating Balance Sheet May 28, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$105,971	$38,869	$—		$144,840
Accounts receivable, net	—	1,354,315	324,851	—		1,679,166
Intercompany receivable	—	271,211	—	(271,211	)(a)	—
Inventories, net of LIFO reserve of $0, $1,020,147, $0, $0, and $1,020,147	—	2,623,886	—	—		2,623,886
Prepaid expenses and other current assets	—	102,698	4,595	—		107,293
Total current assets	—	4,458,081	368,315	(271,211)		4,555,185
Property, plant and equipment, net	—	2,257,795	—	—		2,257,795
Goodwill	—	1,713,475	—	—		1,713,475
Other intangibles, net	—	909,356	55,353	—		964,709
Deferred tax assets	—	1,544,890	—	—		1,544,890

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation Condensed Consolidating Balance Sheet May 28, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Investment in subsidiaries	14,940,808	57,115	—	(14,997,923	)(b)	—
Intercompany receivable	—	7,356,087	—	(7,356,087	)(a)	—
Other assets	—	212,326	6,567	—		218,893
Total assets	$14,940,808	$18,509,125	$430,235	$(22,625,221)		$11,254,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$25,550	$—	$—		$25,640
Accounts payable	—	1,662,409	1,027	—		1,663,436
Intercompany payable	—	—	271,211	(271,211	)(a)	—
Accrued salaries, wages and other current liabilities	94,102	1,112,634	83,957	—		1,290,693
Total current liabilities	94,192	2,800,593	356,195	(271,211)		2,979,769
Long-term debt, less current maturities	6,899,025	—	—	—		6,899,025
Lease financing obligations, less current maturities	—	49,737	—	—		49,737
Intercompany payable	7,356,087	—	—	(7,356,087	)(a)	—
Other noncurrent liabilities	—	717,987	16,925	—		734,912
Total liabilities	14,349,304	3,568,317	373,120	(7,627,298)		10,663,443
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	591,504	14,940,808	57,115	(14,997,923)		591,504
Total liabilities and stockholders’ equity	$14,940,808	$18,509,125	$430,235	$(22,625,221)		$11,254,947

(a)                                 Elimination of intercompany accounts receivable and accounts payable amounts.

(b)                                 Elimination of investments in consolidated subsidiaries.

	Rite Aid Corporation Condensed Consolidating Balance Sheet February 27, 2016
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$90,569	$33,902	$—		$124,471
Accounts receivable, net	—	1,316,797	284,211	—		1,601,008
Intercompany receivable	—	224,220	—	(224,220	)(a)	—
Inventories, net of LIFO reserve of $0, $1,006,396, $0, $0, and $1,006,396	—	2,697,104	—	—		2,697,104
Prepaid expenses and other current assets	—	121,684	6,460	—		128,144
Total current assets	—	4,450,374	324,573	(224,220)		4,550,727
Property, plant and equipment, net	—	2,255,398	—	—		2,255,398
Goodwill	—	1,713,475	—	—		1,713,475
Other intangibles, net	—	948,451	55,928	—		1,004,379
Deferred tax assets	—	1,539,141	—	—		1,539,141
Investment in subsidiaries	14,832,523	57,167	—	(14,889,690	)(b)	—
Intercompany receivable	—	7,270,869	—	(7,270,869	)(a)	—
Other assets	—	207,821	6,069	—		213,890
Total assets	$14,832,523	$18,442,696	$386,570	$(22,384,779)		$11,277,010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$26,758	$—	$—		$26,848

Accounts payable	—	1,541,984	813	—		1,542,797
Intercompany payable	—	—	224,220	(224,220	)(a)	—
Accrued salaries, wages and other current liabilities	65,743	1,274,074	87,433	—		1,427,250
Total current liabilities	65,833	2,842,816	312,466	(224,220)		2,996,895
Long-term debt, less current maturities	6,914,393	—	—	—		6,914,393
Lease financing obligations, less current maturities	—	52,895	—	—		52,895
Intercompany payable	7,270,869	—	—	(7,270,869	)(a)	—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Thirteen Week Periods Ended May 28, 2016 and May 30, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation Condensed Consolidating Balance Sheet February 27, 2016
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Other noncurrent liabilities	—	714,462	16,937	—	731,399
Total liabilities	14,251,095	3,610,173	329,403	(7,495,089)	10,695,582
Commitments and contingencies	—	—	—	—	—
Total stockholders’ equity	581,428	14,832,523	57,167	(14,889,690)	581,428
Total liabilities and stockholders’ equity	$14,832,523	$18,442,696	$386,570	$(22,384,779)	$11,277,010

(a)                                 Elimination of intercompany accounts receivable and accounts payable amounts.

(b)                                 Elimination of investments in consolidated subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirteen Weeks Ended May 28, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$8,168,192	$58,528	$(42,539	)(a)	$8,184,181
Costs and expenses:
Cost of revenues	—	6,275,447	55,846	(41,412	)(a)	6,289,881
Selling, general and administrative expenses	—	1,791,637	2,737	(1,127	)(a)	1,793,247
Lease termination and impairment expenses	—	5,781	—	—		5,781
Interest expense (income)	100,448	4,666	(1)	—		105,113
Loss on sale of assets, net	—	1,056	—	—		1,056
Equity in earnings of subsidiaries, net of tax	(95,860)	52	—	95,808	(b)	—
	4,588	8,078,639	58,582	53,269		8,195,078
(Loss) income before income taxes	(4,588)	89,553	(54)	(95,808)		(10,897)
Income tax benefit	—	(6,307)	(2)	—		(6,309)
Net (loss) income	$(4,588)	$95,860	$(52)	$(95,808)		$(4,588)
Total other comprehensive income (loss)	681	681	—	(681)		681
Comprehensive (loss) income	$(3,907)	$96,541	$(52)	$(96,489)		$(3,907)

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Thirteen Weeks Ended May 28, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(67,457)	$222,434	$4,967	$—	$159,944
Investing activities:
Payments for property, plant and equipment	—	(106,077)	—	—	(106,077)
Intangible assets acquired	—	(16,381)	—	—	(16,381)
Intercompany activity	—	(85,086)	—	85,086	—
Proceeds from dispositions of assets and investments	—	3,088	—	—	3,088

Net cash (used in) provided by investing activities	—	(204,456)	—	85,086	(119,370)
Financing activities:
Net payments on revolver	(20,000)	—	—	—	(20,000)
Principal payments on long-term debt	—	(5,721)	—	—	(5,721)
Change in zero balance cash accounts	—	2,262	—	—	2,262
Net proceeds from issuance of common stock	2,371	—	—	—	2,371
Excess tax benefit on stock options and restricted stock	—	883	—	—	883
Intercompany activity	85,086	—	—	(85,086)	—
Net cash provided by (used in) financing activities	67,457	(2,576)	—	(85,086)	(20,205)
Increase in cash and cash equivalents	—	15,402	4,967	—	20,369
Cash and cash equivalents, beginning of period	—	90,569	33,902	—	124,471
Cash and cash equivalents, end of period	$—	$105,971	$38,869	$—	$144,840

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full service pharmacy retail healthcare company, providing our customers and communities with the highest level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our new Pharmacy Services segment. We accomplish our goal of delivering comprehensive care to our customers through our 4,560 retail drugstores, 80 RediClinic walk-in retail health clinics and transparent and traditional EnvisionRx and MedTrak pharmacy benefit managers with over 4.0 million plan members. We also offer fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services. Additionally through EIC, EnvisionRx also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide additional value and broader choice to customers, patients and payors and allows us to succeed in today’s evolving healthcare marketplace.

We currently have two reportable business segments: Retail Pharmacy and Pharmacy Services.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 4,560 retail locations. In addition, the Retail Pharmacy segment includes 80 RediClinic walk-in retail clinics, of which 45 are located within Rite Aid retail stores in the Baltimore/Washington D.C, Philadelphia and Seattle markets.

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

Pending Merger with Walgreens Boots Alliance, Inc.

On October 27, 2015, we entered into the Merger Agreement with WBA, and Victoria Merger Sub. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Victoria Merger Sub will merge with and into Rite Aid, with Rite Aid surviving the Merger as a 100 percent owned direct subsidiary of WBA. On February 4, 2016, the proposal to adopt the Merger Agreement was approved by approximately 97% of the votes cast at the special meeting, representing approximately 72% of our total outstanding shares of common stock entitled to vote as of the record date of the special meeting. A quorum of 74% of our total outstanding shares of common stock as of the record date voted at the special meeting. Completion of the Merger is subject to various closing conditions, including but not limited to (i) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the absence of any law or order prohibiting the Merger, and (iii) the absence of a material adverse effect on us, as defined in the Merger Agreement. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of our common stock, par value $1.00 per share, issued and outstanding immediately prior to the effective time (other than shares owned by (i) WBA, Victoria Merger Sub or Rite Aid (which will be cancelled), (ii) stockholders who have properly exercised and perfected appraisal rights under Delaware law, or (iii) any direct or indirect 100 percent owned subsidiary of Rite Aid or WBA (which will be converted into shares of common stock of the surviving corporation)) will be converted into the right to receive $9.00 per share in cash, without interest.

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

Overview of Financial Results

Net (Loss) Income:  Our net loss for the thirteen week period ended May 28, 2016 was $4.6 million or $0.00 per basic and diluted share, compared to net income of $18.8 million or $0.02 per basic and diluted share for the thirteen week period ended May 30, 2015. The operating results for the thirteen week period ended May 28, 2016 include the operating results of EnvisionRx, which were not present in the prior year. The decline in the thirteen week operating results was due primarily to higher depreciation and amortization related to our acquisition of EnvisionRx, a higher LIFO charge and a decrease in Adjusted EBITDA, partially offset by lower income tax and interest expense.

Adjusted EBITDA:  Our adjusted EBITDA for the thirteen week period ended May 28, 2016 was $286.0 million or 3.5 percent of revenues, compared to $299.3 million or 4.5 percent of revenues for the thirteen week period ended May 30, 2015. Adjusted EBITDA for the thirteen week period ended May 28, 2016 includes the Adjusted EBITDA of EnvisionRx. The decline in Adjusted EBITDA was due primarily to a decrease of $54.4 million in the Retail Pharmacy segment driven by lower pharmacy margin as a result of lower reimbursement rates that were not offset by purchasing efficiencies and script count growth. An improvement in front end gross profit offset inflationary increases in selling, general and administrative expenses. The decline in Retail Pharmacy segment Adjusted EBITDA was partially offset by $41.2 million of Pharmacy Services segment Adjusted EBITDA. Please see the section entitled “Segment Analysis” below for additional details regarding gross profit.

Consolidated Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 28, 2016	May 30, 2015
	(Dollars in thousands except per share amounts)
Revenues(a)	$8,184,181	$6,647,561
Revenue growth	23.1%	2.8%
Net (loss) income	$(4,588)	$18,836
Net (loss) income per diluted share	$(0.00)	$0.02
Adjusted EBITDA(b)	$286,002	$299,263
Adjusted Net Income(b)	$14,466	$23,687
Adjusted Net Income per Diluted Share(b)	$0.01	$0.02

(a)                                 Revenues for the thirteen week period ended May 28, 2016 exclude $93,726 of inter-segment activity that is eliminated in consolidation.

(b)                                 See “Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 23.1% for the thirteen weeks ended May 28, 2016, compared to an increase of 2.8% for the thirteen weeks ended May 30, 2015. Revenues for the thirteen week period ended May 28, 2016 include revenues of $1,602.4 million relating to our Pharmacy Services segment.  Revenues for the thirteen weeks ended May 28, 2016 exclude $93.7 million of inter-segment activity that is eliminated in consolidation. Same store sales trends for the thirteen week periods ended May 28, 2016 and May 30, 2015 are described in the “Segment Analysis” section below.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended
	May 28, 2016	May 30, 2015
	(Dollars in thousands)
Cost of revenues(a)	$6,289,881	$4,788,031
Gross profit	1,894,300	1,859,530
Gross margin	23.1%	28.0%
Selling, general and administrative expenses	$1,793,247	$1,699,585
Selling, general and administrative expenses as a percentage of revenues	21.9%	25.6%
Lease termination and impairment charges	5,781	5,022
Interest expense	105,113	123,607
Loss on sale of assets, net	1,056	39

(a)                                 Cost of revenues for the thirteen week period ended May 28, 2016 exclude $93,726 of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit increased by $34.8 million for the thirteen week period ended May 28, 2016 compared to the thirteen week period ended May 30, 2015. Gross profit for the thirteen week period ended May 28, 2016 includes incremental gross profit of $88.9 million relating to our Pharmacy Services segment and a decline of $54.2 million in our Retail Pharmacy segment. Gross margin was 23.1% for the thirteen week period ended May 28, 2016 compared to 28.0% for the thirteen week period ended May 30, 2015 due to revenue growth in our pass-through PBM, which carries a lower gross margin as a percentage of revenue and lower reimbursement rates that were not offset by purchasing efficiencies. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A increased by $93.7 million for the thirteen week period ended May 28, 2016 compared to the thirteen week period ended May 30, 2015. The increase in SG&A includes $69.3 million relating to our Pharmacy Services segment and an increase of $24.3 million relating to our Retail Pharmacy segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended
	May 28, 2016	May 30, 2015
Impairment charges	$619	$273
Lease termination charges	5,162	4,749
	$5,781	$5,022

Impairment Charges:  These amounts include the write-down of long-lived assets at locations that were assessed for impairment because of management’s intention to relocate or close the location or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impairment Charges” included in our Fiscal 2016 10-K for a detailed description of our impairment methodology.

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

Interest Expense

Interest expense was $105.1 million for the thirteen week period ended May 28, 2016 compared to $123.6 million for the thirteen week period ended May 30, 2015. The decrease in interest expense for the current period was primarily due to the prior year amortization of bridge loan commitment fees relating to the EnvisionRx acquisition. The weighted average interest rates on our indebtedness for the thirteen week periods ended May 28, 2016 and May 30, 2015 were 5.4% and 5.9%, respectively.

Income Taxes

We recorded an income tax benefit of $6.3 million and an income tax expense of $12.4 million for the thirteen week periods ended May 28, 2016 and May 30, 2015, respectively. The effective tax rate for the thirteen week periods ended May 28, 2016 and May 30, 2015 was 57.9% and 39.8%, respectively.  The higher effective income tax benefit rate for the period ended May 28, 2016 is the result of a discrete income tax benefit recorded for the lapse of a statute of limitations on an uncertain tax position which raised our effective income tax benefit rate by 13.3%.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain.  We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $210.1 million and $212.0 million, which relates primarily to state deferred tax assets at May 28, 2016 and February 27, 2016, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA.  The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail Pharmacy Segment	Pharmacy Services Segment	Intersegment Eliminations (1)	Consolidated Totals
Thirteen Week Period Ended
May 28, 2016:
Revenue	$6,675,548	$1,602,359	$(93,726)	$8,184,181
Gross Profit	1,805,367	88,933	—	1,894,300
Adjusted EBITDA(*)	244,827	41,175	—	286,002
May 30, 2015:
Revenue	$6,647,561	$—	$—	$6,647,561
Gross Profit	1,859,530	—	—	1,859,530
Adjusted EBITDA(*)	299,263	—	—	299,263

(1)         Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)         See “Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures” for additional details on consolidated Adjusted EBITDA.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 28, 2016	May 30, 2015
	(dollars in thousands)
Revenues	$6,675,548	$6,647,561
Revenue growth	0.4%	2.8%
Same store sales growth	0.4%	2.9%
Pharmacy sales growth	0.0%	3.9%
Same store prescription count increase	0.6%	1.6%
Same store pharmacy sales growth	0.1%	3.9%
Pharmacy sales as a % of total sales	68.9%	69.1%
Third party sales as a % of total pharmacy sales	98.0%	97.7%
Front-end sales growth	1.2%	0.4%
Same store front-end sales growth	1.2%	0.6%
Front-end sales as a % of total sales	31.1%	30.9%
Adjusted EBITDA(*)	$244,827	$299,263
Store data:
Total stores (beginning of period)	4,561	4,570
New stores	4	—
Store acquisitions	1	—
Closed stores	(6)	(4)
Total stores (end of period)	4,560	4,566
Relocated stores	4	2
Remodeled and expanded stores	79	109

(*)                                 See “Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 0.4% for the thirteen weeks ended May 28, 2016 compared to an increase of 2.8% for the thirteen weeks ended May 30, 2015. The increase in revenues for the thirteen week period ended May 28, 2016 was primarily a result of an increase in front-end same store sales.

Pharmacy same store sales increased by 0.1% for the thirteen week period ended May 28, 2016 compared to the 3.9% increase in the thirteen week period ended May 30, 2015. The increase in the current period is due primarily to the 0.6% increase in same store prescription count, partially offset by an approximate 2.0% negative impact from generic introductions and lower reimbursement rates.

Front-end same store sales increased 1.2% during the thirteen week period ended May 28, 2016 compared to an increase of 0.6% during the thirteen week period ended May 30, 2015. The same store front end sales were positively impacted by incremental sales from our 2,126 Wellness format stores, and other management initiatives to increase front-end sales.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended
	May 28, 2016	May 30, 2015
	(dollars in thousands)
Cost of revenues	$4,870,181	$4,788,031
Gross profit	1,805,367	1,859,530
Gross margin	27.0%	28.0%
FIFO gross profit(*)	1,819,118	1,865,517
FIFO gross margin(*)	27.3%	28.1%
Selling, general and administrative expenses	1,723,903	1,699,585
Selling, general and administrative expenses as a percentage of revenues	25.8%	25.6%

(*)                                 See “Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased $54.2 million for the thirteen week period ended May 28, 2016 compared to the thirteen week period ended May 30, 2015. Gross profit was negatively impacted by the decrease in pharmacy gross profit due to lower reimbursement rates that were not fully offset by purchasing efficiencies, partially offset by increased front-end same store sales and same store prescription count.

Gross margin was 27.0% of sales for the thirteen week period ended May 28, 2016 compared to 28.0% of sales for the thirteen week period ended May 30, 2015. The decrease in gross margin for the thirteen week period was due primarily to lower reimbursement rates, a reduction in generic purchasing efficiencies, and a higher estimated LIFO charge.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $13.8 million for the thirteen week period ended May 28, 2016 compared to a $6.0 million charge for the thirteen week period ended May 30, 2015. The higher estimated LIFO charge for this year relates to lower estimated pharmacy inventory reductions than in the prior year.

Selling, General and Administrative Expenses

SG&A as a percentage of revenues was 25.8% in the thirteen week period ended May 28, 2016 compared to 25.6% in the thirteen week period ended May 30, 2015. The increase in SG&A as a percentage of revenues was due primarily to increased salaries and benefit expenses, increased depreciation and amortization resulting from the incremental capital investment in our Wellness store remodel program and expenses incurred in connection with our distribution center consolidation project.

Pharmacy Services Segment Results of Operations

Acquisition of EnvisionRx

On June 24, 2015, we completed our acquisition of EnvisionRx, pursuant to the terms of the agreement (“Agreement”) dated February 10, 2015. EnvisionRx, our new Pharmacy Services segment, is a full-service pharmacy benefit provider. EnvisionRx provides both transparent and traditional pharmacy benefit manager (“PBM”) options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services; access to the nation’s largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC’s EnvisionRx Plus Silver product for the low income auto-assign market and its Clear Choice product for the chooser market. EnvisionRx operates as our 100 percent owned subsidiary. We believe that the acquisition of EnvisionRx enabled us to expand our retail healthcare platform and enhance our health and wellness offerings by combining EnvisionRx’s broad suite of PBM and pharmacy-related businesses with the our established retail platform to provide our customers and patients with an integrated offering across retail, specialty and mail-order channels.

Pursuant to the terms of the Agreement, as consideration for the acquisition of EnvisionRx (the “Acquisition”), we paid $1,882.2 million in cash, after giving effect to certain adjustments, and issued 27.8 million shares of Rite Aid common stock. The purchase accounting for the Acquisition has not yet been finalized, and the impact of the changes on our financial statements may be material.

Pharmacy Services Segment Results of Operations

Pharmacy Services segment revenue for the thirteen week period ended May 28, 2016 was $1,602.4 million. Pharmacy Services Adjusted EBITDA for the thirteen week period ended May 28, 2016 was $41.2 million or 2.6 percent of Pharmacy Services revenue. In addition, gross profit and gross margin for the thirteen week period ended May 28, 2016 was $88.9 million or 5.6%, respectively. Pharmacy Services segment selling, general and administrative expenses for the thirteen week period ended May 28, 2016 were $69.3 million. Revenues and gross profit for the thirteen week period ended May 28, 2016 were positively impacted by early 2016 and mid-year 2015 customer additions, partially offset by increased selling, general and administrative expenses resulting from the onboarding of new PBM customers.

As our core PBM business grows, added opportunities are created for our Envision mail order and specialty pharmacies. With specialty drugs expected to comprise 50% of all prescription spending by 2018, our specialty pharmacy is being embraced by more clients and has seen a 29% increase in monthly prescription volume over the past eleven months.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our Amended and Restated Senior Secured Credit Facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of May 28, 2016 was $1,551.1 million, which consisted of revolver borrowing capacity of $1,550.7 million and invested cash of $0.4 million.

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

Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At May 28, 2016, we had $2,080.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $69.3 million, which resulted in additional borrowing capacity of $1,550.7 million. If at any time the total credit exposure outstanding under our Amended and Restated Senior Secured Credit Facility and the principal amount of our other senior obligations exceeds the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall. Additionally, the Merger Agreement limits our ability to incur additional indebtedness for borrowed money, including a requirement that borrowings under the revolver not exceed $3.0 billion in the aggregate immediately prior to the closing of the Merger.

The Amended and Restated Senior Secured Credit Facility restricts us and all of our subsidiaries that guarantee our obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, secured guaranteed notes and unsecured guaranteed notes (the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store deposit accounts, cash necessary to cover our current liabilities, cash proceeds of notes issued in connection with a proposed business acquisition, including the proceeds from our April 2, 2015 issuance of $1.8 billion of our 6.125% Notes, issued to finance the cash portion of our acquisition of EnvisionRx, and certain other exceptions) and from accumulating cash on hand with revolver borrowings in excess of $100.0 million over three consecutive business days. The Amended and Restated Senior Secured Credit Facility also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under our Amended and Restated Senior Secured Credit Facility or (b) the sum of revolver availability under our Amended and Restated Senior Secured Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $275.0 million for three consecutive business days or less than or equal to $200.0 million on any day (a “cash sweep period”), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Amended and Restated Senior Secured Credit Facility, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our Amended and Restated Senior Secured Credit Facility.

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

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolving credit facility is less than $200.0 million or (b) on the third consecutive business day on which availability under the revolving credit facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolving credit facility is equal to or greater than $250.0 million. As of May 28, 2016, the availability was at a level that did not did not trigger this covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of May 28, 2016, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.8 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of May 28, 2016, we had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

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

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash flow provided by operating activities was $159.9 million and $367.8 million in the thirteen week periods ended May 28, 2016 and May 30, 2015, respectively. Operating cash flow was positively impacted by an increase in accounts payable relating to the timing of purchases and a reduction in inventory resulting from continued inventory reduction initiatives, partially offset by an increase in accounts receivable due primarily to continued customer growth in the commercial PBM segment and related customer billings. Also, included in other assets and liabilities, net, in the prior year is a source of cash due primarily to lower prepaid rent, due to the timing of the monthly rent payment, which was not present in the current year.

Cash used in investing activities was $119.4 million and $152.5 million for the thirteen week periods ended May 28, 2016 and May 30, 2015, respectively. Cash used for the purchase of property, plant, and equipment was lower than in the prior year due to less Wellness store remodels in the current year.

Cash used in financing activities was $20.2 million for the thirteen week period ended May 28, 2016 compared to cash provided by financing activities of $1,590.9 million for the thirteen week period ended May 30, 2015. Cash used by financing activities for the thirteen weeks ended May 28, 2016 reflects net payments to the revolver and scheduled payments on our long-term debt and capital leases. Cash provided by financing activities for the thirteen weeks ended May 30, 2015 reflects $1.8 billion in proceeds from our 6.125% Notes, which was used to finance the majority of the cash portion of our acquisition of EnvisionRx.

Capital Expenditures

During the thirteen week periods ended May 28, 2016 and May 30, 2015 capital expenditures were as follows:

	Thirteen Week Period Ended
	May 28, 2016	May 30, 2015
New store construction, store relocation and store remodel projects	$61,411	$81,672
Technology enhancements, improvements to distribution centers and other corporate requirements	44,666	59,365
Purchase of prescription files from other retail pharmacies	16,381	14,293
Total capital expenditures	$122,458	$155,330

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations and after giving effect to limitations in the Merger Agreement, we believe that cash flow from operations together with available borrowings under the revolving credit facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect to be subject to the fixed charge covenant in our senior secured credit facility in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Subject to the limitations set forth in the Merger Agreement, including the requirement that we obtain WBA’s consent prior to engaging in certain transactions, from time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or seek to refinance our outstanding debt (including our revolving credit facility) or may otherwise seek transactions to reduce interest expense and extend debt maturities. Additionally, the Merger Agreement contains a requirement that borrowings under the revolver not exceed $3.0 billion in the aggregate immediately prior to the closing of the Merger.  Any of these transactions could impact our financial results. Upon closing of the Merger, we expect that all amounts due under the Amended and Restated Credit Facility, Tranche 1 Term Loan and Tranche 2 Term Loan will be paid in accordance with the terms of the Merger Agreement. Additionally, upon closing of the Merger, the indentures governing the 9.25% Notes, the 6.75% Notes and the 6.125% Notes require the Company or WBA to make a change of control offer to repurchase such notes from the noteholders at 101% plus accrued and unpaid interest, to the extent such notes remain outstanding at the closing.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our Fiscal 2016 10-K.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2016 10-K.

Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures

In addition to net income determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP metrics serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-downs related to store closings, debt retirements, and other items (including stock-based compensation expense, severance for distribution center closures, gain or loss on sale of assets, and revenue deferrals related to our customer loyalty program). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors. In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

The following is a reconciliation of our net (loss) income to Adjusted EBITDA for the thirteen week periods ended May 28, 2016 and May 30, 2015:

	Thirteen Week Period Ended
	May 28, 2016	May 30, 2015
	(dollars in thousands)
Net (loss) income	$(4,588)	$18,836
Interest expense	105,113	123,607
Income tax (benefit) expense	(6,309)	12,441
Depreciation and amortization expense	138,788	109,649
LIFO charge	13,751	5,987
Lease termination and impairment charges	5,781	5,022
Other	33,466	23,721
Adjusted EBITDA	$286,002	$299,263

The following is a reconciliation of our net (loss) income to Adjusted Net Income and Adjusted Net Income per Diluted Share for the thirteen week periods ended May 28, 2016 and May 30, 2015. Adjusted Net Income is defined as net income excluding the impact of amortization of EnvisionRx intangible assets, merger and acquisition-related costs, loss on debt retirements and LIFO adjustments. We calculate Adjusted Net Income per Diluted Share using our above-referenced definition of Adjusted Net Income. We believe Adjusted Net Income and Adjusted Net Income per Diluted Share serve as appropriate measures to be used in evaluating the performance of our business and help our investors better compare our operating performance over multiple periods. Adjusted Net Income per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income:

	Thirteen Week Period Ended
	May 28, 2016	May 30, 2015
	(dollars in thousands)
Net (loss) income	$(4,588)	$18,836
Add back—Income tax (benefit) expense	(6,309)	12,441
(Loss) income before income taxes	(10,897)	31,277
Adjustments:
Amortization of EnvisionRx intangible assets	20,315	—
LIFO charge	13,751	5,987
Merger and Acquisition-related costs	2,756	2,084
Adjusted income before income taxes	25,925	39,348
Adjusted income tax expense	11,459	15,661
Adjusted net income	$14,466	$23,687
Adjusted net income per diluted share	$0.01	$0.02

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of May 28, 2016.

Fiscal Year	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value at 05/28/2016
	(dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$90	$—	$—	$—	$902,000	$3,033,000	$3,935,090	$4,217,138
Average Interest Rate	7.61%	0.00%	0.00%	0.00%	9.25%	6.48%	7.11%
Variable Rate	$—	$—	$—	$2,080,000	$470,000	$500,000	$3,050,000	$3,011,412
Average Interest Rate	0.00%	0.00%	0.00%	2.19%	5.75%	4.88%	3.18%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility, Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of May 28, 2016, our annual interest expense would change by approximately $25.1 million.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Fiscal Year 2016 10-K, filed with the SEC on April 25, 2016.  The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with the 10-K.

With respect to the previously disclosed investigation regarding the Company’s sale of products containing pseudoephedrine, on April 29, 2016, and June 9, 2016, the Company received subpoenas from a grand jury sitting in the United States District Court for the Southern District of West Virginia requesting additional information in connection with the investigation.

With respect to the previously disclosed Consolidated Action, In re Rite Aid Corporation Stockholders Litigation, on May 11, 2016, the Court entered a stipulated order regarding notice of payment and final dismissal of this matter.

ITEM 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Fiscal 2016 10-K, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities.  The table below is a listing of repurchases of common stock during the first quarter of fiscal 2017.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
February 28 to March 26, 2016(1)	7	$8.07	—	—
March 27 to April 23, 2016	—	$—	—	—
April 24 to May 28, 2016	—	$—	—	—

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
101.

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at May 28, 2016 and February 27, 2016, (ii) Condensed Consolidated Statements of Operations for the thirteen week periods ended May 28, 2016 and May 30, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the thirteen week periods ended May 28, 2016 and May 30, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended May 28, 2016 and May 30, 2015 and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 5, 2016	RITE AID CORPORATION

	By:	/s/ DARREN W. KARST
Darren W. Karst
Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Date: July 5, 2016	By:	/s/ DOUGLAS E. DONLEY
Douglas E. Donley
Senior Vice President and Chief Accounting Officer