Form 10-Q
period 2016-08-27
RITE AID CORP
filed 2016-10-04
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2016

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

The registrant had 1,052,134,264 shares of its $1.00 par value common stock outstanding as of September 22, 2016.

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

•                  the continued impact of private and public third party payors reduction in prescription drug reimbursement rates and their ongoing efforts to limit access to payor networks, including mail order;

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

•                  the continuing effect of the pending Merger on our business relationships (including, without limitation, customers and suppliers), operating results and business generally;

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

•                  decisions to close additional stores and distribution centers or undertake additional refinancing activities (subject to the limitations in the Merger Agreement), which could result in charges to our operating statement;

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

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended February 27, 2016 (the “Fiscal 2016 10-K “), and our Quarterly Report on Form 10-Q for the thirteen weeks ended May 28, 2016 (the “First Quarter 2017 10-Q”) which we filed on July 5, 2016, as well as in the “Risk Factors” section of the Fiscal 2016 10-K, which we filed with the SEC on April 25, 2016. These documents are available on the SEC’s website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	August 27, 2016	February 27, 2016
ASSETS
Current assets:
Cash and cash equivalents	$136,093	$124,471
Accounts receivable, net	1,828,641	1,601,008
Inventories, net of LIFO reserve of $1,033,907 and $1,006,396	2,827,018	2,697,104
Prepaid expenses and other current assets	146,764	128,144
Total current assets	4,938,516	4,550,727
Property, plant and equipment, net	2,281,392	2,255,398
Goodwill	1,715,479	1,713,475
Other intangibles, net	921,348	1,004,379
Deferred tax assets	1,538,604	1,539,141
Other assets	215,630	213,890
Total assets	$11,610,969	$11,277,010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$24,399	$26,848
Accounts payable	1,695,840	1,542,797
Accrued salaries, wages and other current liabilities	1,331,707	1,427,250
Total current liabilities	3,051,946	2,996,895
Long-term debt, less current maturities	7,173,656	6,914,393
Lease financing obligations, less current maturities	46,641	52,895
Other noncurrent liabilities	722,057	731,399
Total liabilities	10,994,300	10,695,582
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 1,052,125 and 1,047,754	1,052,125	1,047,754
Additional paid-in capital	4,841,988	4,822,665
Accumulated deficit	(5,231,025)	(5,241,210)
Accumulated other comprehensive loss	(46,419)	(47,781)
Total stockholders’ equity	616,669	581,428
Total liabilities and stockholders’ equity	$11,610,969	$11,277,010

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	August 27, 2016	August 29, 2015
Revenues	$8,029,806	$7,664,776
Costs and expenses:
Cost of revenues	6,113,063	5,742,485
Selling, general and administrative expenses	1,778,247	1,725,826
Lease termination and impairment charges	7,233	9,637
Interest expense	105,388	115,410
Loss on debt retirements, net	—	33,205
Loss on sale of assets, net	174	281
	8,004,105	7,626,844
Income before income taxes	25,701	37,932
Income tax expense	10,928	16,463
Net income	$14,773	$21,469
Computation of income attributable to common stockholders:
Income attributable to common stockholders—basic and diluted	$14,773	$21,469
Basic and diluted income per share	$0.01	$0.02

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	August 27, 2016	August 29, 2015
Net income	$14,773	$21,469
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $451 and $398 tax expense	681	598
Total other comprehensive income	681	598
Comprehensive income	$15,454	$22,067

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	August 27, 2016	August 29, 2015
Revenues	$16,213,987	$14,312,337
Costs and expenses:
Cost of revenues	12,402,944	10,530,516
Selling, general and administrative expenses	3,571,494	3,425,411
Lease termination and impairment charges	13,014	14,659
Interest expense	210,501	239,017
Loss on debt retirements, net	—	33,205
Loss on sale of assets, net	1,230	320
	16,199,183	14,243,128
Income before income taxes	14,804	69,209
Income tax expense	4,619	28,904
Net income	$10,185	$40,305
Computation of income attributable to common stockholders:
Income attributable to common stockholders—basic and diluted	$10,185	$40,305
Basic and diluted income per share	$0.01	$0.04

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 27, 2016	August 29, 2015
Net income	$10,185	$40,305
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $902 and $796 tax expense	1,362	1,195
Total other comprehensive income	1,362	1,195
Comprehensive income	$11,547	$41,500

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 27, 2016	August 29, 2015
Operating activities:
Net income	$10,185	$40,305
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	280,839	237,348
Lease termination and impairment charges	13,014	14,659
LIFO charge	27,511	11,973
Loss on sale of assets, net	1,230	320
Stock-based compensation expense	23,696	16,201
Loss on debt retirements, net	—	33,205
Changes in deferred taxes	1,998	1,574
Excess tax benefit on stock options and restricted stock	(3,248)	(20,869)
Changes in operating assets and liabilities:
Accounts receivable	(227,255)	8,119
Inventories	(157,471)	(24,469)
Accounts payable	150,339	31,909
Other assets and liabilities, net	(107,972)	(8,703)
Net cash provided by operating activities	12,866	341,572
Investing activities:
Payments for property, plant and equipment	(225,718)	(271,683)
Intangible assets acquired	(28,869)	(43,462)
Acquisition of businesses, net of cash acquired	—	(1,779,571)
Proceeds from dispositions of assets and investments	6,833	6,081
Net cash used in investing activities	(247,754)	(2,088,635)
Financing activities:
Proceeds from issuance of long-term debt	—	1,800,000
Net proceeds from revolver	250,000	728,000
Principal payments on long-term debt	(11,230)	(661,217)
Change in zero balance cash accounts	534	(51,309)
Net proceeds from issuance of common stock	3,958	8,105
Financing fees paid for early debt redemption	—	(26,003)
Excess tax benefit on stock options and restricted stock	3,248	20,869
Deferred financing costs paid	—	(34,634)
Net cash provided by financing activities	246,510	1,783,811
Increase in cash and cash equivalents	11,622	36,748
Cash and cash equivalents, beginning of period	124,471	115,899
Cash and cash equivalents, end of period	$136,093	$152,647
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $101 and $87, respectively)	$199,966	$170,053
Cash payments of income taxes, net of refunds	$5,628	$3,154
Equipment financed under capital leases	$2,860	$1,271
Equipment received for noncash consideration	$746	$2,011
Stock consideration issued in connection with business acquisitions	$—	$240,907
Conversion of the 8.5% convertible notes to common stock	$—	$64,089
Gross borrowings from revolver	$1,937,000	$2,904,000
Gross payments to revolver	$1,687,000	$2,176,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2016 and August 29, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended August 27, 2016 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2016 10-K.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify aspects of the accounting for share-based payment transactions. The ASU simplifies the accounting of stock compensation, including income tax implications, the balance sheet classification of awards as either equity or liabilities, and the cash flow classification of employee share based payment transactions. ASU No. 2016-09 is effective for fiscal years and interim periods within those years beginning December 15, 2016. Early adoption of all the amendments for ASU 2016-09 is permitted. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively. Amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied either prospectively or retrospectively based on the Company’s election. Amendments related to the statement of cash flows presentation of employee taxes paid when an employer withholds shares must be applied retrospectively. The Company is in process of assessing the impact of the adoption of ASU No. 2016-09 on its financial position, results of operations and cash flows.

2. Acquisition

On June 24, 2015, the Company completed its acquisition of TPG VI Envision BL, LLC and Envision Topco Holdings, LLC (“EnvisionRx”), pursuant to the terms of an agreement (“Agreement”) dated February 10, 2015 (the “Acquisition”). EnvisionRx, which was a portfolio company of TPG Capital L.P. prior to its acquisition by the Company, is a full-service pharmacy services provider. EnvisionRx provides both transparent and traditional pharmacy benefit manager (“PBM”) service options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services; access to the nation’s largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through Envision Insurance Company’s (“EIC”) EnvisionRx Plus Silver product for the low income auto-assign market and its Clear Choice product for the chooser market. EnvisionRx is headquartered in Twinsburg, Ohio and operates as a 100 percent owned subsidiary of the Company.

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

The Company’s condensed consolidated financial statements for the thirteen and twenty-six week periods ended August 27, 2016 includes EnvisionRx results of operations. The Company’s condensed consolidated financial statements for the thirteen and twenty-six week periods ended August 29, 2015 include EnvisionRx results of operations from the Acquisition date of June 24, 2015 through August 29, 2015 (please see Note 13 Segment Reporting for the Pharmacy Services segment results included within the condensed consolidated financial statements for the thirteen and twenty-six week periods ended August 27, 2016 and August 29, 2015, which reflects the results of EnvisionRx). The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

The following allocation of the purchase price is final:

Final purchase price
Cash consideration	$1,882,211
Stock consideration	240,907
Total	$2,123,118
Final purchase price allocation
Cash and cash equivalents	$103,834
Accounts receivable	892,678
Inventories	7,276
Prepaid expenses and other current assets	13,386
Total current assets	1,017,174
Property and equipment	13,196
Intangible assets(1)	646,600
Goodwill	1,639,355
Other assets	7,219
Total assets acquired	3,323,544
Accounts payable	491,672
Reinsurance funds held	381,225
Other current liabilities(2)	215,770
Total current liabilities	1,088,667
Other long term liabilities(3)	111,759
Total liabilities assumed	1,200,426
Net assets acquired	$2,123,118

(1)                                 Intangible assets are recorded at estimated fair value, as determined by management based on available information which includes a final valuation prepared by an independent third party. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earnings methods. The major assumptions used in arriving at the estimated identifiable intangible asset values included management’s estimates of future cash flows, discounted at an appropriate rate of return which are based on the weighted average cost of capital for both the Company and other market participants, projected customer attrition rates, as well as applicable royalty rates for comparable assets. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows. The estimated fair value of intangible assets and related useful lives as included in the final purchase price allocation include:

	Estimated Fair Value	Estimated Useful Life (In Years)
Customer relationships	$465,000	17
CMS license	57,500	25
Claims adjudication and other developed software	59,000	7
Trademarks	20,100	10
Backlog	11,500	3
Trademarks	33,500	Indefinite
Total	$646,600

(2)                                 Other current liabilities includes $116,057 due to TPG under the terms of the Agreement, representing the amounts due to EnvisionRx from CMS, less corresponding amounts due to various reinsurance providers under certain reinsurance programs, for CMS activities that relate to the year ended December 31, 2014. This liability was satisfied with a payment to TPG on November 5, 2015.

(3)                                 Primarily relates to deferred tax liabilities.

The above goodwill represents future economic benefits expected to be recognized from the Company’s expansion into the pharmacy services market, as well as expected future synergies and operating efficiencies from combining operations with EnvisionRx. Goodwill resulting from the Acquisition of $1,639,355 has been allocated to the Pharmacy Services segment of which $1,368,657 is deductible for tax purposes.

During the thirteen and twenty-six week periods ended August 27, 2016, $6 of costs related to the Acquisition were expensed by the Company as incurred. During the thirteen and twenty-six weeks periods ended August 29, 2015, acquisition costs of $9,613 and $27,072, respectively, were expensed as incurred. The following unaudited pro forma combined financial data gives effect to the Acquisition as if it had occurred as of March 1, 2014.

These unaudited pro forma combined results have been prepared by combining the historical results of the Company and historical results of EnvisionRx. The unaudited pro forma condensed combined financial data for all periods presented were adjusted to give effect to pro forma events that 1) are directly attributable to the aforementioned transaction, 2) factually supportable, and 3) expected to have a continuing impact on the consolidated results of operations. Specifically, these adjustments reflect:

•                  Incremental interest expense relating to the $1,800,000 6.125% Notes issued on April 2, 2015, the net proceeds of which were used to finance the cash portion of the Acquisition.

•                  Incremental amortization resulting from increased fair value of the identifiable intangible assets as noted in the final purchase price allocation.

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

	Thirteen week Periods Ended		Twenty-Six week Periods Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
	Pro forma	Pro forma	Pro forma	Pro forma
Net revenues as reported	$8,029,806	$7,664,776	$16,213,987	$14,312,337
EnvisionRx revenue, prior to the acquisition	—	364,159	—	1,735,635
Less pre-acquisition intercompany revenue	—	(23,777)	—	(104,731)
Pro forma combined revenues	$8,029,806	$8,005,158	$16,213,987	$15,943,241

Net income as reported	$14,773	$21,469	$10,185	$40,305
EnvisionRx net income (loss) before income taxes, prior to the acquisition	—	(56,544)	—	(45,307)
Incremental interest expense on the 6.125% Notes issued on April 2, 2015	—	—	—	(11,097)
Incremental amortization resulting from fair value adjustments of the identifiable intangible assets	—	(3,778)	—	(16,509)
Transaction costs incurred by both the Company and EnvisionRx	—	36,754	—	55,864
Debt extinguishment charges incurred by EnvisionRx	—	31,601	—	31,601
Income tax expense relating to pro forma adjustments	—	(3,294)	—	(5,966)
Pro forma net income	$14,773	$26,208	$10,185	$48,891

Basic income per share	$0.01	$0.03	$0.01	$0.05
Diluted income per share	$0.01	$0.02	$0.01	$0.05

The unaudited pro forma condensed combined financial information for the thirteen and twenty-six week periods ended August 27, 2016 is identical to the actual results reported by the Company because EnvisionRx results were included in the consolidated operations of the Company for the entire period.

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

Rite Aid and WBA and Victoria Merger Sub have each made customary representations, warranties and covenants in the Merger Agreement, including, among other things, that (i) Rite Aid and its subsidiaries will continue to conduct our business in the ordinary course consistent with past practice between the execution of the Merger Agreement and the closing of the Merger and (ii) Rite Aid will not solicit proposals relating to alternative transactions to the Merger or engage in discussions or negotiations with respect thereto, subject to certain exceptions. Additionally, the Merger Agreement limits the Company’s ability to incur indebtedness for borrowed money and issue additional capital stock, among other things. The Company continues to believe that the transaction will close in the second half of calendar year 2016.

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Numerator for income per share:
Income attributable to common stockholders—basic and diluted	$14,773	$21,469	$10,185	$40,305
Denominator:
Basic weighted average shares	1,044,198	1,029,793	1,043,317	1,008,242
Outstanding options and restricted shares, net	17,251	19,341	17,210	18,959
Diluted weighted average shares	1,061,449	1,049,134	1,060,527	1,027,201
Basic and diluted income per share	$0.01	$0.02	$0.01	$0.04

Due to their antidilutive effect, 3,351 and 2,893 potential common shares related to stock options have been excluded from the computation of diluted income per share as of August 27, 2016 and August 29, 2015, respectively.

During the May 2015, $64,089 of the Company’s 8.5% convertible notes due 2015 were converted into 24,762 shares of common stock, pursuant to their terms.

5. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Impairment charges	$78	$5	$697	$278
Lease termination charges	7,155	9,632	12,317	14,381
	$7,233	$9,637	$13,014	$14,659

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Balance—beginning of period	$198,990	$230,803	$208,421	$241,047
Provision for present value of noncancellable lease payments of closed stores	2,530	4,426	3,152	5,972
Changes in assumptions about future sublease income, terminations and changes in interest rates	1,096	1,005	1,907	434
Interest accretion	3,618	4,217	7,396	8,520
Cash payments, net of sublease income	(15,526)	(16,784)	(30,168)	(32,306)
Balance—end of period	$190,708	$223,667	$190,708	$223,667

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the twenty-six week period ended August 27, 2016, long-lived assets from continuing operations with a carrying value of $2,577, primarily store assets, were written down to their fair value of $1,880, resulting in an impairment charge of $697 of which $78 relates to the thirteen week period ended August 27, 2016. During the twenty-six week period ended August 29, 2015, long-lived assets from continuing operations with a carrying value of $2,193, primarily store assets, were written down to their fair value of $1,915, resulting in an impairment charge of $278 of which $5 relates to the thirteen-week period ended August 29, 2015. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at August 27, 2016 and August 29, 2015:

Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total as of August 27, 2016
Long-lived assets held for use	$—	$—	$857	$857
Long-lived assets held for sale	$—	$1,023	$—	$1,023
Total	$—	$1,023	$857	$1,880

	Level 1	Level 2	Level 3	Total as of August 29, 2015
Long-lived assets held for use	$—	$—	$1,726	$1,726
Long-lived assets held for sale	$—	$—	$189	$189
Total	$—	$—	$1,915	$1,915

As of August 27, 2016 and August 29, 2015, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.  In addition, the Company has $6,201 of investments, carried at amortized cost as these investments are being held to maturity, which are included as a component of prepaid expenses and other current assets as of August 27, 2016.  The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $7,173,746 and $7,584,402, respectively, as of August 27, 2016. There were no outstanding derivative financial instruments as of August 27, 2016 and February 27, 2016.

7. Income Taxes

The Company recorded an income tax expense of $10,928 and $16,463 for the thirteen week periods ended August 27, 2016 and August 29, 2015, respectively, and an income tax expense of $4,619 and $28,904 for the twenty-six week periods ended August 27, 2016 and August 29, 2015, respectively.  The income tax expense for the thirteen weeks ended August 27, 2016 and August 29, 2015 was based on an estimated effective tax rate of 42.5% and 43.4%, respectively.  The income tax expense for the twenty-six week periods ended August 27, 2016 and August 29, 2015 was based on an estimated effective tax rate of 31.2% and 41.8%, respectively.  The lower effective income tax expense rate for the twenty-six week period ended August 27, 2016 is the result of a discrete income tax benefit recorded for the lapse of a statute of limitations on an uncertain tax position which lowered the Company’s effective income tax expense rate by 8.9%.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain.  Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $211,919 and $212,023, which relates primarily to state deferred tax assets at August 27, 2016 and February 27, 2016, respectively.

8. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a Prescription Drug Plan (“PDP”) and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $26,618 as of June 30, 2016. EIC was in excess of the minimum required amounts in these states as of August 27, 2016.

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

As of August 27, 2016, accounts receivable, net included $379,533 due from CMS and accrued salaries, wages and other current liabilities included $179,765 of EIC liabilities under certain reinsurance contracts. As of February 27, 2016, accounts receivable, net included $275,032 due from CMS and accrued salaries, wages and other current liabilities included $166,238 of EIC liabilities under certain reinsurance contracts. EIC limits its exposure to loss and recovers a portion of benefits paid by utilizing quota-share reinsurance with a commercial reinsurance company.

9. Goodwill and Other Intangible Assets

Goodwill and indefinitely-lived assets, such as certain trademarks acquired in connection with acquisition transactions, are not amortized, but are instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. During the thirteen and twenty-six week periods ended August 27, 2016 and the fifty-two week period ended February 27, 2016, no impairment charges have been taken against the Company’s goodwill or indefinitely-lived intangible assets. Below is a summary of the changes in the carrying amount of goodwill for the twenty-six week period ended August 27, 2016:

	August 27, 2016
	Retail Pharmacy	Pharmacy Services	Total
Balance, February 27, 2016	$76,124	$1,637,351	$1,713,475
Acquisition (see Note 2. Acquisition)
Change in goodwill resulting from changes to the final purchase price allocation	—	2,004	2,004
Balance, August 27, 2016	$76,124	$1,639,355	$1,715,479

The Company’s intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinitely-lived intangible assets as of August 27, 2016 and February 27, 2016.

	August 27, 2016				February 27, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period
Favorable leases and other	$667,119	$(522,417)	$144,702	7 years	$665,197	$(507,776)	$157,421	8 years
Prescription files	1,564,559	(1,338,015)	226,544	3 years	1,541,518	(1,285,633)	255,885	3 years
Customer relationships(a)	465,000	(77,085)	387,915	16 years	465,000	(44,203)	420,797	17 years
CMS license	57,500	(2,722)	54,778	24 years	57,500	(1,572)	55,928	25 years
Claims adjudication and other developed software	59,197	(9,973)	49,224	6 years	59,000	(5,760)	53,240	7 years
Trademarks	20,100	(2,379)	17,721	9 years	20,100	(1,373)	18,727	10 years
Backlog	11,500	(4,536)	6,964	2 years	11,500	(2,619)	8,881	3 years
Total finite	$2,844,975	$(1,957,127)	887,848		$2,819,815	$(1,848,936)	970,879
Trademarks	33,500	—	33,500	Indefinite	33,500	—	33,500	Indefinite
Total	$2,878,475	$(1,957,127)	$921,348		$2,853,315	$(1,848,936)	$1,004,379

(a)                                   —Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

Also included in other non-current liabilities as of August 27, 2016 and February 27, 2016 are unfavorable lease intangibles with a net carrying amount of $43,746 and $46,947, respectively. These intangible liabilities are amortized over their remaining lease terms at the time of acquisition.

Amortization expense for these intangible assets and liabilities was $55,409 and $110,912 for the thirteen and twenty-six week periods ended August 27, 2016, respectively. Amortization expense for these intangible assets and liabilities was $48,609 and $80,550 for the thirteen and twenty-six week periods ended August 29, 2015, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2017—$216,319; 2018—$174,705; 2019—$137,295; 2020—$107,707 and 2021—$74,994.

10. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at August 27, 2016 and February 27, 2016:

	August 27, 2016	February 27, 2016
Secured Debt:
Senior secured revolving credit facility due January 2020 ($2,350,000 and $2,100,000 face value less unamortized debt issuance costs of $29,495 and $33,903)	$2,320,505	$2,066,097
Tranche 1 Term Loan (second lien) due August 2020 ($470,000 face value less unamortized debt issuance costs of $4,802 and $5,414)	465,198	464,586
Tranche 2 Term Loan (second lien) due June 2021 ($500,000 face value less unamortized debt issuance costs of $2,725 and $3,007)	497,275	496,993
Other secured	90	90
	3,283,068	3,027,766
Guaranteed Unsecured Debt:
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $2,407 and $2,743 and less unamortized debt issuance costs of $8,878 and $10,180)	895,529	894,563
6.75% senior notes due June 2021 ($810,000 face value less unamortized debt issuance costs of $7,130 and $7,872)	802,870	802,128
6.125% senior notes due April 2023 ($1,800,000 face value less unamortized debt issuance costs of $28,205 and $30,343)	1,771,795	1,769,657
	3,470,194	3,466,348

	August 27, 2016	February 27, 2016
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($295,000 face value less unamortized debt issuance costs of $1,711 and $1,794)	293,289	293,206
6.875% fixed-rate senior notes due December 2028 ($128,000 face value less unamortized debt issuance costs of $805 and $837)	127,195	127,163
	420,484	420,369
Lease financing obligations	70,950	79,653
Total debt	7,244,696	6,994,136
Current maturities of long-term debt and lease financing obligations	(24,399)	(26,848)
Long-term debt and lease financing obligations, less current maturities	$7,220,297	$6,967,288

Credit Facility

The Company’s senior secured credit facility (“Amended and Restated Senior Secured Credit Facility” or “revolver”) has a borrowing capacity of $3,700,000 and matures in January 2020. Borrowings under the revolver bear interest at a rate per annum between (i) LIBOR plus 1.50% and LIBOR plus 2.00% with respect to Eurodollar borrowings and (ii) the alternate base rate plus 0.50% and the alternate base rate plus 1.00% with respect to ABR borrowings, in each case, based upon the average revolver availability (as defined in the Amended and Restated Senior Secured Credit Facility). The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the revolver, depending on the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). Amounts drawn under the revolver become due and payable on January 13, 2020.

The Company’s ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 27, 2016, the Company had $2,350,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $67,787, which resulted in additional borrowing capacity of $1,282,213. The Merger Agreement contains a requirement that the Company’s borrowings under the revolver not exceed $3,000,000 in the aggregate immediately prior to the closing of the Merger.

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

The Amended and Restated Senior Secured Credit Facility allows the Company to have outstanding, at any time, up to $1,500,000 in secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Amended and Restated Senior Secured Credit Facility and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest of (a) the fifth anniversary of the effectiveness of the Amended and Restated Senior Secured Credit Facility and (b) the latest maturity date of any Term Loan or Other Revolving Loan (each as defined in the Amended and Restated Senior Secured Credit Facility) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date and, with respect to any escrow notes issued by Rite Aid, excluding any special mandatory redemption of the type described in clause (iii) of the definition of “Escrow Notes” in the Amended and Restated Senior Secured Credit Facility). Subject to the limitations described in clauses (a) and (b) of the immediately preceding sentence, the Amended and Restated Senior Secured Credit Facility additionally allows the Company to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Amended and Restated Senior Secured Credit Facility) is not in effect; provided, however, that certain of the Company’s other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Amended and Restated Senior Secured Credit Facility also contains certain restrictions on the amount of secured first priority debt the Company is able to incur. The Amended and Restated Senior Secured Credit Facility also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Amended and Restated Senior Secured Credit Facility is not in default and the Company maintains availability under its revolving credit facility of more than $365,000.

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolving credit facility is less than $200,000 or (b) on the third consecutive business day on which availability under the revolving credit facility is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolving credit facility is equal to or greater than $250,000. As of August 27, 2016, the availability was at a level that did not trigger this covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2017 and thereafter are as follows: 2017—$90; 2018—$0; 2019—$0; 2020—$2,350,000; 2021—$1,372,000 and $3,533,000 thereafter.

11. Stock Options and Stock Awards

The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the twenty-six week periods ended August 27, 2016 and August 29, 2015 include $23,696 and $16,201, respectively, of compensation costs related to the Company’s stock-based compensation arrangements.

Beginning in fiscal 2015, the Company provided certain of its associates with performance based incentive plans under which the associates will receive a certain number of shares of the Company’s common stock based on the Company meeting certain financial and performance goals. During the twenty-six week periods ended August 27, 2016 and August 29, 2015, the Company incurred $9,112 and $4,413 related to these performance based incentive plans, respectively, which is recorded as a component of stock-based compensation expense.

The total number and type of newly awarded grants and the related weighted average fair value for the twenty-six week periods ended August 27, 2016 and August 29, 2015 are as follows:

	August 27, 2016			August 29, 2015
	Shares	Weighted Average Fair Value		Shares	Weighted Average Fair Value
Stock options granted	—	$	N/A	3,647	$4.45
Restricted stock awards granted	3,613		$7.73	2,177	$8.68
Total awards	3,613			5,824

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

The Company calculates the fair value of stock options using the Black- Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Twenty-Six Week Period Ended
	August 27, 2016	August 29, 2015
Expected stock price volatility	N/A	56%
Expected dividend yield	N/A	0%
Risk-free interest rate	N/A	1.7%
Expected option life	N/A	5.5 years

As of August 27, 2016, the total unrecognized pre-tax compensation costs related to unvested stock options and restricted stock awards granted, net of estimated forfeitures and the weighted average period of cost amortization are as follows:

	August 27, 2016
	Unvested stock options	Unvested restricted stock	Unvested performance shares
Unrecognized pre-tax costs	$17,016	$42,851	$34,076
Weighted average amortization period	2.3 years	2.3 years	1.9 years

12. Reclassifications from Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the thirteen and twenty-six week periods ended August 27, 2016 and August 29, 2015:

	Thirteen Week Period Ended August 27, 2016		Thirteen Week Period Ended August 29, 2015		Twenty-Six Week Period Ended August 27, 2016		Twenty-Six Week Period Ended August 29, 2015
	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss
Accumulated other comprehensive loss
Balance-beginning of period	$(47,100)	$(47,100)	$(45,253)	$(45,253)	$(47,781)	$(47,781)	$(45,850)	$(45,850)
Amounts reclassified from accumulated other comprehensive loss to net income, net of $451, $398, $902, and $796 tax expense	681	681	598	598	1,362	1,362	1,195	1,195
Balance-end of period	$(46,419)	$(46,419)	$(44,655)	$(44,655)	$(46,419)	$(46,419)	$(44,655)	$(44,655)

The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the thirteen and twenty-six week periods ended August 27, 2016 and August 29, 2015:

	Thirteen Week Periods Ended August 27, 2016 and August 29, 2015
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	August 27, 2016	August 29, 2015	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$—	$(18)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(1,132)	(978)	Selling, general and administrative expenses
	(1,132)	(996)	Total before income tax expense
	451	398	Income tax expense
	$(681)	$(598)	Net of income tax expense

	Twenty-Six Week Periods Ended August 27, 2016 and August 29, 2015
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	August 27, 2016	August 29, 2015	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$—	$(34)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(2,264)	(1,957)	Selling, general and administrative expenses
	(2,264)	(1,991)	Total before income tax expense
	902	796	Income tax expense
	$(1,362)	$(1,195)	Net of income tax expense

(a)                                 See Note 13, Retirement Plans for additional details.

13. Retirement Plans

Net periodic pension expense recorded in the thirteen and twenty-six week periods ended August 27, 2016 and August 29, 2015, for the Company’s defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Twenty-Six Week Period Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Service cost	$292	$513	$—	$—	$584	$1,025	$—	$—
Interest cost	1,621	1,634	109	119	3,242	3,267	218	237
Expected return on plan assets	(1,142)	(1,593)	—	—	(2,284)	(3,186)	—	—
Amortization of unrecognized prior service cost	—	18	—	—	—	34	—	—
Amortization of unrecognized net loss	1,132	978	—	—	2,264	1,957	—	—
Net pension expense	$1,903	$1,550	$109	$119	$3,806	$3,097	$218	$237

During the thirteen and twenty-six week periods ended August 27, 2016 the Company contributed $387 and $749, respectively, to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan. During the remainder of fiscal 2017, the Company expects to contribute $754 to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan.

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

The following table is a reconciliation of the Company’s business segments to the condensed consolidated financial statements for the thirteen and twenty-six week periods ended August 27, 2016 and August 29, 2015:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations (1)	Consolidated
Thirteen Week Period Ended
August 27, 2016:
Revenues	$6,485,482	$1,634,876	$(90,552)	$8,029,806
Gross Profit	1,819,349	97,394	—	1,916,743
Adjusted EBITDA(2)	262,643	50,010	—	312,653
August 29, 2015:
Revenues	$6,647,243	$1,071,889	$(54,356)	$7,664,776
Gross Profit	1,860,513	61,778	—	1,922,291
Adjusted EBITDA(2)	313,602	33,222	—	346,824
Twenty-Six Week Period Ended
August 27, 2016:
Revenues	$13,161,030	$3,237,235	$(184,278)	$16,213,987
Gross Profit	3,624,716	186,327	—	3,811,043
Adjusted EBITDA(2)	507,470	91,185	—	598,655
August 29, 2015:
Revenues	$13,294,804	$1,071,889	$(54,356)	$14,312,337
Gross Profit	3,720,043	61,778	—	3,781,821
Adjusted EBITDA(2)	612,865	33,222	—	646,087

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

(2)                                 See “Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures” in MD&A for additional details.

The following is a reconciliation of net income to Adjusted EBITDA for the thirteen and twenty-six week periods ended August 27, 2016 and August 29, 2015:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
	(dollars in thousands)
Net income	$14,773	$21,469	$10,185	$40,305
Interest expense	105,388	115,410	210,501	239,017
Income tax expense	10,928	16,463	4,619	28,904
Depreciation and amortization expense	142,051	127,699	280,839	237,348
LIFO charge	13,760	5,986	27,511	11,973
Lease termination and impairment charges	7,233	9,637	13,014	14,659
Loss on debt retirements, net	—	33,205	—	33,205
Other	18,520	16,955	51,986	40,676
Adjusted EBITDA	$312,653	$346,824	$598,655	$646,087

The following is balance sheet information for the Company’s reportable segments:

	Retail Pharmacy	Pharmacy Services	Eliminations (2)	Consolidated
August 27, 2016:
Total Assets	$8,703,457	$3,049,163	$(141,651)	$11,610,969
Goodwill	76,124	1,639,355	—	1,715,479
Additions to property and equipment and intangible assets	248,477	6,110	—	254,587
February 27, 2016:
Total Assets	$8,468,186	$2,948,548	$(139,724)	$11,277,010
Goodwill	76,124	1,637,351	—	1,713,475
Additions to property and equipment and intangible assets	667,719	2,276	—	669,995

(2)                                 As of August 27, 2016 and February 27, 2016, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $122,070 and $116,027, respectively, against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $19,581 and $23,697, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

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

As of August 27, 2016, the Company was aware of ten (10) putative class action lawsuits that were filed by purported Company stockholders, against the Company, its directors (the Individual Defendants, together with the Company, the Rite Aid Defendants), Walgreens Boots Alliance, Inc. (WBA) and Victoria Merger Sub Inc., (Victoria) challenging the transactions contemplated by the Merger agreement between the Company and WBA. Eight (8) of these actions were filed in the Court of Chancery of the State of Delaware (Smukler v. Rite Aid Corp., et al., Hirschler v. Standley, et al., Catelli v. Rite Aid Corp., et al., Orr v. Rite Aid Corp., et al., DePietro v. Standley, et al., Abadi v. Rite Aid Corp., et al., Mortman v. Rite Aid Corp., et al.). One (1) action was filed in Pennsylvania in the Court of Common Pleas of Cumberland County (Wilson v. Rite Aid Corp., et al., Sachs Investment Grp., et al. v. Standley, et al.). The complaints in these nine (9) actions alleged primarily that the Company’s directors breached their fiduciary duties by, among other things, agreeing to an allegedly unfair and inadequate price, agreeing to deal protection devices that allegedly prevented the directors from obtaining higher offers from other interested buyers for the Company and allegedly failing to protect against certain purported conflicts of interest in connection with the Merger. The Complaints further allege that the Company, WBA and/or Victoria aided and abetted these alleged breaches of fiduciary duty. The complaints sought, among other things, to enjoin the closing of the Merger as well as money damages and attorneys’ and experts’ fees.

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

The Company has been named in a collective and class action lawsuit, Indergit v. Rite Aid Corporation et al. pending in the United States District Court for the Southern District of New York, filed purportedly on behalf of current and former store managers working in the Company’s stores at various locations around the country. The lawsuit alleges that the Company failed to pay overtime to store managers as required under the FLSA and under certain New York state statutes. The lawsuit also seeks other relief, including liquidated damages, attorneys’ fees, costs and injunctive relief arising out of state and federal claims for overtime pay. On April 2, 2010, the Court conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery as to certification issues has been completed. On September 26, 2013, the Court granted Rule 23 class certification of the New York store manager claims as to liability only, but denied it as to damages, and denied the Company’s motion for decertification of the nationwide collective action claims. The Company filed a motion seeking reconsideration of the Court’s September 26, 2013 decision which motion was denied in June 2014. The Company subsequently filed a petition for an interlocutory appeal of the Court’s September 26, 2013 ruling with the U. S. Court of Appeals for the Second Circuit which petition was denied in September 2014. Notice of the Rule 23 class certification as to liability only has been sent to approximately 1,750 current and former store managers in the state of New York. Discovery related to the merits of the claims is ongoing. At this time, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit. The Company’s management believes, however, that this lawsuit is without merit and is vigorously defending this lawsuit.

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

In the employee seating case (Hall v. Rite Aid Corporation, San Diego County Superior Court), the Court, in October 2011, granted the plaintiff’s motion for class certification. The Company filed its motion for decertification, which motion was granted in November 2012. Plaintiff subsequently appealed the Court’s order which appeal was granted in May 2014. The Company filed a petition for review of the appellate court’s decision with the California Supreme Court, which petition was denied in August 2014. Proceedings in the Hall case were stayed pending a decision by the California Supreme Court in two similar cases. That decision was rendered on April 4, 2016.  A status conference in the case is scheduled for November 18, 2016. With respect to the California Cases, the Company, at this time, is not able to predict either the outcome of these lawsuits or estimate a potential range of loss with respect to said lawsuits.

The Company was served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney’s Office for the Eastern District of Michigan. The subpoena requests records regarding the relationship of Rite Aid’s Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs. In connection with the same investigation, the Company was served with a Civil Subpoena Duces Tecum dated February 22, 2013 by the State of Indiana Office of the Attorney General requesting additional information regarding both Rite Aid’s Rx Savings Program and usual and customary charges. The Company has responded to both of the subpoenas. To enable the parties to discuss a possible resolution, the Medicaid Fraud Control Units of the several states, commonwealths and the District of Columbia and Rite Aid have entered into an agreement tolling the statute of limitations until October 7, 2015. The parties agreed to extend the tolling agreement until April 7, 2016.  The parties anticipate exchanging pertinent claims data in the near future.  At this stage of the proceedings, Rite Aid is unable to predict the outcome of any review by the government of such information and the outcome of the parties’ discussions of a possible resolution.

On April 26, 2012, the Company received an administrative subpoena from the U.S. Drug Enforcement Administration (“DEA”), Albany, New York District Office, requesting information regarding the Company’s sale of products containing pseudoephedrine (“PSE”). In April 2012, it also received a communication from the U.S. Attorney’s Office (“USAO”) for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 (“CMEA”). Additional subpoenas were issued in 2013, 2014, and 2015 seeking broader documentation regarding PSE sales and recordkeeping requirements. Assistant U.S. Attorneys from the Northern and Eastern Districts of New York and the Southern District of West Virginia are currently investigating, but no charges have been filed.  Between September 2015 and August 2016, the Company received several grand jury subpoenas from the U.S. District Court for the Southern District of West Virginia seeking additional information in connection with the investigation of violations of the CMEA and/or the Controlled Substances Act (“CSA”). Violations of the CMEA or the CSA could result in the imposition of administrative, civil and/or criminal penalties against the Company. The Company is cooperating with the government and continues to provide information responsive to the subpoenas. The Company has entered into a tolling agreement with the USAOs in the Northern and Eastern Districts of New York and entered into a separate tolling agreement with the USAO in the Southern District of West Virginia. Discussions are underway to resolve these matters with those USAOs, but whether an agreement can be reached and on what terms is uncertain. While the Company’s management cannot predict the outcome of these matters, it is possible that the Company’s results of operations or cash flows could be materially affected by an unfavorable resolution. At this stage of the investigation, Rite Aid is unable to predict the outcome of the investigation.

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

The Company was served with a Civil Investigative Demand (“CID”) dated June 21, 2013 by the USAO for the Eastern District of California and the Attorney General’s Office of the State of California (the “AG”). The CID requested records and responses to interrogatories regarding Rite Aid’s Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated “Code 1” by the State of California. The Company produced responsive documents and interrogatory responses to the USAO and AG.  The Company produced documents in response to the CID and exchanged position letters with the USAO and AG concerning the merits of the government’s claims.  Discussions with the government are ongoing in an effort to resolve these issues, but whether an agreement can be reached and on what terms is uncertain.

Relator, Matthew Omlansky, filed a qui tam action, State of California ex rel. Matthew Omlansky v. Rite Aid Corporation, on behalf of the State of California against Rite Aid in the Superior Court of the State of California.  In his Complaint, Relator alleges that Rite Aid violated the California False Claims Act by (i) failing to comply with California rules governing the Company’s reporting of its usual and customary prices; (ii) failing to dispense the least expensive equivalent generic drug in certain circumstances, in violation of applicable regulations; and (iii) dispensing, and seeking reimbursement for, restricted brand name drugs without prior approval.  Relator filed his Second Amended Complaint on April 19, 2016 and Rite Aid filed its demurrer on July 29, 2016.  At this stage of the proceedings, Rite Aid is unable to predict the outcome of its demurrer and Relator’s suit.

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

For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company’s Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the non-guarantor subsidiaries at August 27, 2016, February 27, 2016, and for the thirteen and twenty-six week periods ended August 27, 2016 and August 29, 2015. Separate financial statements for Subsidiary Guarantors are not presented.

	Rite Aid Corporation
	Condensed Consolidating Balance Sheet
	August 27, 2016
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$102,801	$33,292	$—		$136,093
Accounts receivable, net	—	1,447,099	381,542	—		1,828,641
Intercompany receivable		298,167	—	(298,167	)(a)	—
Inventories, net of LIFO reserve of $0, $1,033,907, $0, $0, and $1,033,907	—	2,827,018	—	—		2,827,018
Prepaid expenses and other current assets	—	137,346	9,418	—		146,764
Total current assets	—	4,812,431	424,252	(298,167)		4,938,516
Property, plant and equipment, net	—	2,281,392	—	—		2,281,392
Goodwill	—	1,715,479	—	—		1,715,479
Other intangibles, net	—	866,570	54,778	—		921,348
Deferred tax assets	—	1,538,604	—	—		1,538,604
Investment in subsidiaries	15,067,909	54,460	—	(15,122,369	)(b)	—
Intercompany receivable	—	7,211,877	—	(7,211,877	)(a)	—
Other assets	—	215,630	—	—		215,630

	Rite Aid Corporation
	Condensed Consolidating Balance Sheet
	August 27, 2016
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Total assets	$15,067,909	$18,696,443	$479,030	$(22,632,413)		$11,610,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$24,309	$—	$—		$24,399
Accounts payable	—	1,694,122	1,718	—		1,695,840
Intercompany payable	—	—	298,167	(298,167	)(a)	—
Accrued salaries, wages and other current liabilities	65,617	1,157,106	108,984	—		1,331,707
Total current liabilities	65,707	2,875,537	408,869	(298,167)		3,051,946
Long-term debt, less current maturities	7,173,656	—	—	—		7,173,656
Lease financing obligations, less current maturities	—	46,641	—	—		46,641
Intercompany payable	7,211,877	—	—	(7,211,877	)(a)	—
Other noncurrent liabilities	—	706,356	15,701	—		722,057
Total liabilities	14,451,240	3,628,534	424,570	(7,510,044)		10,994,300
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	616,669	15,067,909	54,460	(15,122,369	)(b)	616,669
Total liabilities and stockholders’ equity	$15,067,909	$18,696,443	$479,030	$(22,632,413)		$11,610,969

(a)  Elimination of intercompany accounts receivable and accounts payable amounts.

(b)  Elimination of investments in consolidated subsidiaries.

	Rite Aid Corporation Condensed Consolidating Balance Sheet February 27, 2016
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$90,569	$33,902	$—		$124,471
Accounts receivable, net	—	1,316,797	284,211	—		1,601,008
Intercompany receivable	—	224,220	—	(224,220	)(a)	—
Inventories, net of LIFO reserve of $0, $1,006,396, $0, $0, and $1,006,396	—	2,697,104	—	—		2,697,104
Prepaid expenses and other current assets	—	121,684	6,460	—		128,144
Total current assets	—	4,450,374	324,573	(224,220)		4,550,727
Property, plant and equipment, net	—	2,255,398	—	—		2,255,398
Goodwill	—	1,713,475	—	—		1,713,475
Other intangibles, net	—	948,451	55,928	—		1,004,379
Deferred tax assets	—	1,539,141	—	—		1,539,141
Investment in subsidiaries	14,832,523	57,167	—	(14,889,690	)(b)	—
Intercompany receivable	—	7,270,869	—	(7,270,869	)(a)	—
Other assets	—	207,821	6,069	—		213,890
Total assets	$14,832,523	$18,442,696	$386,570	$(22,384,779)		$11,277,010

	Rite Aid Corporation Condensed Consolidating Balance Sheet February 27, 2016
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$26,758	$—	$—		$26,848
Accounts payable	—	1,541,984	813	—		1,542,797
Intercompany payable	—	—	224,220	(224,220	)(a)	—
Accrued salaries, wages and other current liabilities	65,743	1,274,074	87,433	—		1,427,250
Total current liabilities	65,833	2,842,816	312,466	(224,220)		2,996,895
Long-term debt, less current maturities	6,914,393	—	—	—		6,914,393
Lease financing obligations, less current maturities	—	52,895	—	—		52,895
Intercompany payable	7,270,869	—	—	(7,270,869	)(a)	—
Other noncurrent liabilities	—	714,462	16,937	—		731,399
Total liabilities	14,251,095	3,610,173	329,403	(7,495,089)		10,695,582
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	581,428	14,832,523	57,167	(14,889,690	)(b)	581,428
Total liabilities and stockholders’ equity	$14,832,523	$18,442,696	$386,570	$(22,384,779)		$11,277,010

(a)                                 Elimination of intercompany accounts receivable and accounts payable amounts.

(b)                                 Elimination of investments in consolidated subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirteen Weeks Ended August 27, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$7,995,349	$60,581	$(26,124	)(a)	$8,029,806
Costs and expenses:
Cost of revenues	—	6,080,299	57,767	(25,003	)(a)	6,113,063
Selling, general and administrative expenses	—	1,776,135	3,233	(1,121	)(a)	1,778,247
Lease termination and impairment expenses	—	7,233	—	—		7,233
Interest expense	100,933	4,447	8	—		105,388
Loss on sale of assets, net	—	174	—	—		174
Equity in earnings of subsidiaries, net of tax	(115,706)	593	—	115,113	(b)	—
	(14,773)	7,868,881	61,008	88,989		8,004,105
Income (loss) before income taxes	14,773	126,468	(427)	(115,113)		25,701
Income tax expense	—	10,762	166	—		10,928
Net income (loss)	$14,773	$115,706	$(593)	$(115,113)		$14,773
Total other comprehensive income (loss)	681	681	—	(681)		681
Comprehensive income (loss)	$15,454	$116,387	$(593)	$(115,794)		$15,454

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	For the Thirteen Weeks Ended August 29, 2015
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Revenues	$—	$7,641,439	$44,365	$(21,028	)(a)	$7,664,776
Costs and expenses:
Cost of revenues	—	5,720,403	42,752	(20,670	)(a)	5,742,485
Selling, general and administrative expenses	—	1,724,067	2,117	(358	)(a)	1,725,826
Lease termination and impairment expenses	—	9,637	—	—		9,637
Interest expense	110,529	4,884	(3)	—		115,410
Loss on debt retirement, net	33,205	—	—	—		33,205
Loss on sale of assets, net	—	281	—	—		281
Equity in earnings of subsidiaries	(181,666)	501	—	181,165	(b)	—
	(37,932)	7,459,773	44,866	160,137		7,626,844
Income (loss) before income taxes	37,932	181,666	(501)	(181,165)		37,932
Income tax expense (benefit)	16,463	16,463	186	(16,649)		16,463
Net income (loss)	$21,469	$165,203	$(687)	$(164,516)		$21,469
Total other comprehensive income	598	598	—	(598)		598
Comprehensive income (loss)	$22,067	$165,801	$(687)	$(165,114)		$22,067

(a) Elimination of intercompany revenues and expenses.

(b) Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Twenty-Six Weeks Ended August 27, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$16,163,541	$119,109	$(68,663	)(a)	$16,213,987
Costs and expenses:
Cost of revenues	—	12,355,746	113,613	(66,415	)(a)	12,402,944
Selling, general and administrative expenses	—	3,567,772	5,970	(2,248	)(a)	3,571,494
Lease termination and impairment expenses	—	13,014	—	—		13,014
Interest expense	201,380	9,114	7	—		210,501
Loss on sale of assets, net	—	1,230	—	—		1,230
Equity in earnings of subsidiaries, net of tax	(211,565)	645	—	210,920	(b)	—
	(10,185)	15,947,521	119,590	142,257		16,199,183
Income (loss) before income taxes	10,185	216,020	(481)	(210,920)		14,804
Income tax expense	—	4,455	164	—		4,619
Net income (loss)	$10,185	$211,565	$(645)	$(210,920)		$10,185
Total other comprehensive income (loss)	1,362	1,362	—	(1,362)		1,362
Comprehensive income (loss)	$11,547	$212,927	$(645)	$(212,282)		$11,547

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	For the Twenty-Six Weeks Ended August 29, 2015
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Revenues	$—	$14,289,000	$44,365	$(21,028	)(a)	$14,312,337
Costs and expenses:
Cost of revenues	—	10,508,434	42,752	(20,670	)(a)	10,530,516
Selling, general and administrative expenses	—	3,423,652	2,117	(358	)(a)	3,425,411
Lease termination and impairment expenses	—	14,659	—	—		14,659
Interest expense	213,894	25,126	(3)	—		239,017
Loss on debt retirement, net	33,205	—	—	—		33,205
Loss on sale of assets, net	—	320	—	—		320
Equity in earnings of subsidiaries	(316,308)	501	—	315,807	(b)	—
	(69,209)	13,972,692	44,866	294,779		14,243,128
Income (loss) before income taxes	69,209	316,308	(501)	(315,807)		69,209
Income tax expense (benefit)	28,904	28,904	186	(29,090)		28,904
Net (loss) income	$40,305	$287,404	$(687)	$(286,717)		$40,305
Total other comprehensive income	1,195	1,195	—	(1,195)		1,195
Comprehensive income (loss)	$41,500	$288,599	$(687)	$(287,912)		$41,500

(a) Elimination of intercompany revenues and expenses.

(b) Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Twenty-Six Weeks Ended August 27, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(192,321)	$205,797	$(610)	$—	$12,866
Investing activities:
Payments for property, plant and equipment	—	(225,718)	—	—	(225,718)
Intangible assets acquired	—	(28,869)	—	—	(28,869)
Intercompany activity	—	61,637	—	(61,637)	—
Proceeds from dispositions of assets and investments	—	6,833	—	—	6,833
Net cash (used in) provided by investing activities	—	(186,117)	—	(61,637)	(247,754)
Financing activities:
Net proceeds from revolver	250,000	—	—	—	250,000
Principal payments on long-term debt	—	(11,230)	—	—	(11,230)
Change in zero balance cash accounts	—	534	—	—	534
Net proceeds from issuance of common stock	3,958	—	—	—	3,958
Excess tax benefit on stock options and restricted stock	—	3,248	—	—	3,248
Intercompany activity	(61,637)	—	—	61,637	—
Net cash provided by (used in) financing activities	192,321	(7,448)	—	61,637	246,510
Increase (decrease) in cash and cash equivalents	—	12,232	(610)	—	11,622
Cash and cash equivalents, beginning of period	—	90,569	33,902	—	124,471
Cash and cash equivalents, end of period	$—	$102,801	$33,292	$—	$136,093

	Rite Aid Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Twenty Six Weeks Ended August 29, 2015
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Operating activities:
Net cash (used in) provided by operating activities	$(162,122)	$512,340	$(8,646)	$—	$341,572
Investing activities:
Payments for property, plant and equipment	—	(271,683)	—	—	(271,683)
Intangible assets acquired	—	(43,462)	—	—	(43,462)
Acquisition of businesses, net of cash acquired	(1,779,571)	—	—	—	(1,779,571)
Intercompany activity	(103,834)	(220,138)	—	323,972	—
Proceeds from dispositions of assets and investments	—	6,081	—	—	6,081
Net cash (used in) provided by investing activities	(1,883,405)	(529,202)	—	323,972	(2,088,635)
Financing activities:
Proceeds from issuance of long-term debt	1,800,000	—	—	—	1,800,000
Net proceeds from revolver	728,000	—	—	—	728,000
Principal payments on long-term debt	(650,079)	(11,138)	—	—	(661,217)

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full service pharmacy retail healthcare company, providing our customers and communities with the highest level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our Pharmacy Services segment. We accomplish our goal of delivering comprehensive care to our customers through our 4,550 retail drugstores, 90 RediClinic walk-in retail health clinics and transparent and traditional EnvisionRx and MedTrak pharmacy benefit managers with over 4.0 million plan members. We also offer fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services. Additionally through EIC, EnvisionRx also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide additional value and broader choice to customers, patients and payors and allows us to succeed in today’s evolving healthcare marketplace.

We currently have two reportable business segments: Retail Pharmacy and Pharmacy Services.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 4,550 retail locations. In addition, the Retail Pharmacy segment includes 90 RediClinic walk-in retail clinics, of which 54 are located within Rite Aid retail stores in the Baltimore/Washington D.C, Philadelphia and Seattle markets.

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

We, WBA and Victoria Merger Sub have each made customary representations, warranties and covenants in the Merger Agreement, including, among other things, that (i) we and our subsidiaries will continue to conduct our business in the ordinary course consistent with past practice between the execution of the Merger Agreement and the closing of the Merger and (ii) we will not solicit proposals relating to alternative transactions to the Merger or engage in discussions or negotiations with respect thereto, subject to certain exceptions. Additionally, the Merger Agreement limits our ability to incur indebtedness for borrowed money and issue additional capital stock, among other things. We continue to believe that the transaction will close in the second half of calendar year 2016.

Overview of Financial Results

Net Income:  Our net income for the thirteen and twenty-six week periods ended August 27, 2016 was $14.8 million or $0.01 per basic and diluted share and $10.2 million or $0.01 per basic and diluted share, respectively, compared to net income of $21.5 million or $0.02 per basic and diluted share and $40.3 million or $0.04 per basic and diluted share for the thirteen and twenty-six week periods ended August 29, 2015. The operating results for the thirteen and twenty-six week period ended August 27, 2016 include the operating results of EnvisionRx. The operating results for the thirteen and twenty-six week periods ended August 29, 2015 include the operating results of EnvisionRx subsequent to the June 24, 2015 acquisition date. The decline in the thirteen and twenty-six week operating results was due primarily to a higher LIFO charge and decline in Adjusted EBITDA, partially offset by a $33.2 million loss on debt retirement in the prior year related to the redemption of our 8.00% Notes.

Adjusted EBITDA:  Our adjusted EBITDA for the thirteen and twenty-six week periods ended August 27, 2016 was $312.7 million or 3.9 percent of revenues and $598.7 million or 3.7 percent of revenues, respectively, compared to $346.8 million or 4.5 percent of revenues and $646.1 million or 4.5 percent of revenues for the thirteen and twenty-six week periods ended August 29, 2015, respectively.  Adjusted EBITDA for the thirteen and twenty-six week periods ended August 27, 2016 includes the Adjusted EBITDA of EnvisionRx. The Adjusted EBITDA for the thirteen and twenty-six week periods ended August 29, 2015 includes the Adjusted EBITDA of EnvisionRx subsequent to the June 24, 2015 acquisition date.  The decline in our Adjusted EBITDA for the thirteen week period ended August 27, 2016 was due primarily to a decrease of $51.0 million in the Retail Pharmacy segment resulting from lower gross profit and higher SG&A expense. Gross profit declined due to lower pharmacy gross profit, partially offset by an increase in front end gross profit. Pharmacy gross profit decreased because of lower reimbursement rates and script count, partially offset by improvements in prescription drug costs. SG&A expense increased due to a shift in the timing of Memorial Day holiday pay and increased benefit costs. The decline in Retail Pharmacy segment Adjusted EBITDA was partially offset by an increase of $16.8 million of Pharmacy Services segment Adjusted EBITDA. This increase was due to strong operating results in the current year and the fact that prior year’s Pharmacy Services segment results do not reflect a full quarter’s ownership of EnvisionRx.

The decline in our Adjusted EBITDA for the twenty-six week period ended August 27, 2016 was due primarily to a decrease of $105.4 million in the Retail Pharmacy segment due to lower gross profit and higher SG&A expense. Gross profit declined due to lower pharmacy gross profit, partially offset by an increase in front end gross profit. Pharmacy gross profit decreased because of lower reimbursement rates and script count. SG&A expense increased due to higher payroll and benefit costs. The decline in Retail Pharmacy segment Adjusted EBITDA was partially offset by an increase of $58.0 million of Pharmacy Services segment Adjusted EBITDA. This increase was due to strong operating results in the current year and the fact that prior year’s Pharmacy Services segment results reflect EnvisionRx results beginning on the June 24, 2015 acquisition date.

Please see the section entitled “Segment Analysis” below for additional details regarding gross profit.

Consolidated Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
	(dollars in thousands)
Revenues(a)	$8,029,806	$7,664,776	$16,213,987	$14,312,337
Revenue growth	4.8%	17.5%	13.3%	10.2%
Net income	$14,773	$21,469	$10,185	$40,305
Net income per diluted share	$0.01	$0.02	$0.01	$0.04
Adjusted EBITDA(b)	$312,653	$346,824	$598,655	$646,087
Adjusted Net Income(b)	$35,487	$58,739	$60,297	$83,300
Adjusted Net Income per Diluted Share(b)	$0.03	$0.06	$0.06	$0.08

(a)                                 Revenues for the thirteen and twenty-six weeks ended August 27, 2016 exclude $90,552 and $184,278, respectively, of inter-segment activity that is eliminated in consolidation. Revenues for the thirteen and twenty-six weeks ended August 29, 2015 exclude $54,356 of inter-segment activity that is eliminated in consolidation.

(b)                                 See “Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 4.8% and 13.3% for the thirteen and twenty-six weeks ended August 27, 2016, respectively, compared to an increase of 17.5% and 10.2% for the thirteen and twenty-six weeks ended August 29, 2015. Revenues for the thirteen and twenty-six week periods ended August 27, 2016 include revenues of $1,634.9 million and $3,237.2 million, respectively, relating to our Pharmacy Services segment, compared to Pharmacy Services segment revenues of $1,071.9 million for the thirteen and twenty-six week periods ended August 29, 2015.  Revenues for the thirteen and twenty-six weeks ended August 27, 2016 exclude $90.6 million and $184.3 million, respectively, of inter-segment activity that is eliminated in consolidation, compared to $54.4 million of inter-segment activity that is eliminated in consolidation for the thirteen and twenty-six weeks ended August 29, 2015. Same store sales trends for the thirteen and twenty-six week periods ended August 27, 2016 and August 29, 2015 are described in the “Segment Analysis” section below.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
	(dollars in thousands)
Cost of revenues (a)	$6,113,063	$5,742,485	$12,402,944	$10,530,516
Gross profit	1,916,743	1,922,291	3,811,043	3,781,821
Gross margin	23.9%	25.1%	23.5%	26.4%
Selling, general and administrative expenses	1,778,247	1,725,826	3,571,494	3,425,411
Selling, general and administrative expenses as a percentage of revenues	22.1%	22.5%	22.0%	23.9%
Lease termination and impairment charges	7,233	9,637	13,014	14,659
Interest expense	105,388	115,410	210,501	239,017
Loss on sale of assets, net	174	281	1,230	320

(a)           Cost of revenues for the thirteen and twenty-six weeks ended August 27, 2016 exclude $90,552 and $184,278, respectively, of inter-segment activity that is eliminated in consolidation. Cost of revenues for the thirteen and twenty-six weeks ended August 29, 2015 exclude $54,356 of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit decreased by $5.5 million for the thirteen week period ended August 27, 2016 compared to the thirteen week period ended August 29, 2015. Gross profit increased by $29.2 million for the twenty-six week period ended August 27, 2016 compared to the twenty-six week period ended August 29, 2015. Gross profit for the thirteen week period ended August 27, 2016 includes incremental gross profit of $35.6 million relating to our Pharmacy Services segment and a decline of $41.2 million in our Retail Pharmacy segment. Gross profit for the twenty-six week period ended August 27, 2016 includes incremental gross profit of $124.5 million relating to our Pharmacy Services segment and a decline of $95.3 million in our Retail Pharmacy segment. Gross margin was 23.9% and 23.5%, respectively for the thirteen and twenty-six week periods ended August 27, 2016 compared to 25.1% and 26.4%, respectively, for the thirteen and twenty-six week periods ended August 29, 2015. The decrease in gross margin is due primarily to revenue growth in our Pharmacy Services segment, which carries a lower gross margin as a percentage of revenue, as well as lower reimbursement rates in the Retail Pharmacy segment that were not offset by improvements in prescription drug costs. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A increased $52.4 million and $146.1 million for the thirteen and twenty-six week periods ended August 27, 2016, respectively, compared to the thirteen and twenty-six week periods ended August 29, 2015.  The increase in SG&A includes an incremental increase of $22.7 million and $92.0 million, respectively, relating to our Pharmacy Services segment for the thirteen and twenty-six week periods ended August 27, 2016, as well as an increase of $29.7 million and $54.0 million, respectively, relating to our Retail Pharmacy segment. The increase in our Retail Pharmacy segment SG&A expense for the thirteen week period ended August 27, 2016 is due to a shift in the timing of Memorial Day holiday pay and increased benefit costs. The increase in SG&A expense for the twenty-six week period ended August 27, 2016 is due to higher payroll and increased benefit costs. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Impairment charges	$78	$5	$697	$278
Lease termination charges	7,155	9,632	12,317	14,381
	$7,233	$9,637	$13,014	$14,659

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

Interest Expense

Interest expense was $105.4 million and $210.5 million for the thirteen and twenty-six week periods ended August 27, 2016, respectively, compared to $115.4 million and $239.0 million for the thirteen and twenty-six week periods ended August 29, 2015, respectively. The decrease in interest expense for the current period was primarily due to the prior year amortization of bridge loan commitment fees relating to the EnvisionRx acquisition and interest savings from our refinancing activities in the second quarter of last year. The weighted average interest rates on our indebtedness for the twenty-six week periods ended August 27, 2016 and August 29, 2015 were 5.3% and 5.5%, respectively.

Income Taxes

We recorded an income tax expense of $10.9 million and $16.5 million for the thirteen week periods ended August 27, 2016 and August 29, 2015, respectively, and an income tax expense of $4.6 million and $28.9 million for the twenty-six week periods ended August 27, 2016 and August 29, 2015, respectively.  The income tax expense for the thirteen weeks ended August 27, 2016 and August 29, 2015 was based on an estimated effective tax rate of 42.5% and 43.4%, respectively.  The income tax expense for the twenty-six week periods ended August 27, 2016 and August 29, 2015 was based on an estimated effective tax rate of 31.2% and 41.8%, respectively.  The lower effective income tax expense rate for the twenty-six week period ended August 27, 2016 is the result of a discrete income tax benefit recorded in the thirteen weeks ended May 28, 2016 for the lapse of a statute of limitations on an uncertain tax position which lowered the Company’s effective income tax expense rate by 8.9%.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain.  We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $211.9 million and $212.0 million, which relates primarily to state deferred tax assets at August 27, 2016 and February 27, 2016, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA.  The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail Pharmacy Segment	Pharmacy Services Segment	Intersegment Eliminations (1)	Consolidated Totals
Thirteen Week Period Ended
August 27, 2016:
Revenue	$6,485,482	$1,634,876	$(90,552)	$8,029,806
Gross Profit	1,819,349	97,394	—	1,916,743
Adjusted EBITDA(*)	262,643	50,010	—	312,653
August 29, 2015:
Revenue	$6,647,243	$1,071,889	$(54,356)	$7,664,776
Gross Profit	1,860,513	61,778	—	1,922,291
Adjusted EBITDA(*)	313,602	33,222	—	346,824
Twenty-Six Week Period Ended
August 27, 2016:
Revenue	$13,161,030	$3,237,235	$(184,278)	$16,213,987
Gross Profit	3,624,716	186,327	—	3,811,043
Adjusted EBITDA(*)	507,470	91,185	—	598,655
August 29, 2015:
Revenue	$13,294,804	$1,071,889	$(54,356)	$14,312,337
Gross Profit	3,720,043	61,778	—	3,781,821
Adjusted EBITDA(*)	612,865	33,222	—	646,087

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

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
	(dollars in thousands)
Revenues	$6,485,482	$6,647,243	$13,161,030	$13,294,804
Revenue (decline) growth	(2.4)%	1.9%	(1.0)%	2.4%
Same store sales (decline) growth	(2.5)%	2.1%	(1.0)%	2.5%
Pharmacy sales (decline) growth	(3.7)%	2.7%	(1.8)%	3.3%
Same store prescription count (decrease) increase	(1.8)%	0.2%	(0.6)%	0.9%
Same store pharmacy sales (decline) growth	(3.6)%	2.8%	(1.8)%	3.4%
Pharmacy sales as a % of total retail sales	68.5%	69.3%	68.7%	69.2%
Third party sales as a % of total pharmacy sales	98.1%	97.8%	98.0%	97.8%
Front-end sales growth	0.0%	0.3%	0.6%	0.3%
Same store front-end sales growth	0.1%	0.3%	0.7%	0.5%
Front-end sales as a % of total retail sales	31.5%	30.7%	31.3%	30.8%
Adjusted EBITDA(*)	$262,643	$313,602	$507,470	$612,865
Store data:
Total stores (beginning of period)	4,560	4,566	4,561	4,570
New stores	3	2	7	2
Store acquisitions	1	2	2	2
Closed stores	(14)	(9)	(20)	(13)
Total stores (end of period)	4,550	4,561	4,550	4,561
Relocated stores	6	3	10	5
Remodeled and expanded stores	85	119	164	228

(*)                                 See “Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 2.4% for the thirteen weeks ended August 27, 2016 compared to an increase of 1.9% for the thirteen weeks ended August 29, 2015. The decrease in revenues for the thirteen week period ended August 27, 2016 was primarily a result of a decrease in pharmacy same store sales.

Pharmacy same store sales decreased by 3.6% for the thirteen week period ended August 27, 2016 compared to the 2.8% increase in the thirteen week period ended August 29, 2015. The decrease in the current period is due primarily to continued lower reimbursement rates, an approximate 1.0% negative impact from generic introductions, and a 1.8% decrease in same store prescription count which is, in part, due to our limited access to certain narrow networks.

Front-end same store sales increased 0.1% during the thirteen week period ended August 27, 2016.

Revenues decreased 1.0% for the twenty-six weeks ended August 27, 2016 compared to an increase of 2.4% for the twenty-six weeks ended August 29, 2015. The decrease in revenues for the twenty-six week period ended August 27, 2016 was primarily a result of the decrease in pharmacy same store sales.

Pharmacy same store sales decreased by 1.8% for the twenty-six week period ended August 27, 2016 compared to the 3.4% increase in the twenty-six week period ended August 29, 2015. The decrease in the current period is due primarily to continued lower reimbursement rates, an approximate 1.5% negative impact from generic introductions, and a 0.6% decrease in same store prescription count.

Front-end same store sales increased by 0.7% during the twenty-six week period ended August 27, 2016 compared to the 0.5% increase in the twenty-six week period ended August 29, 2015. The same store front-end sales were positively impacted by our continuing investment in our Wellness format stores.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
	(dollars in thousands)
Cost of revenues	$4,666,133	$4,786,730	$9,536,314	$9,574,761
Gross profit	1,819,349	1,860,513	3,624,716	3,720,043
Gross margin	28.1%	28.0%	27.5%	28.0%
FIFO gross profit(*)	1,833,109	1,866,499	3,652,227	3,732,016
FIFO gross margin(*)	28.3%	28.1%	27.8%	28.1%
Selling, general and administrative expenses	1,708,633	1,678,909	3,432,536	3,378,494
Selling, general and administrative expenses as a percentage of revenues	26.4%	25.3%	26.1%	25.4%

(*)                                 See “Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased $41.2 million for the thirteen week period ended August 27, 2016 as compared to the thirteen week period ended August 29, 2015.  Gross profit was negatively impacted by a decrease in pharmacy gross profit due to lower reimbursement rates and lower same store prescription count, partially offset by increased front-end gross profit.

Gross profit decreased $95.3 million for the twenty-six week period ended August 27, 2016 as compared to the twenty-six week period ended August 29, 2015. Gross profit was negatively impacted by a decrease in pharmacy gross profit due to lower reimbursement rates and lower same store prescription count, partially offset by increased front-end gross profit.

Gross margin was 28.1% and 27.5% of sales for the thirteen and twenty-six week periods ended August 27, 2016, respectively, compared to 28.0% of sales for the thirteen and twenty-six week periods ended August 29, 2015. Gross margin was flat for the thirteen week period ended August 27, 2016 compared to the thirteen week period ended August 29, 2015.  Pharmacy gross margin for the thirteen week period was lower due to reduced reimbursement rates and was offset by higher front end gross margin.  The decrease in gross margin for the twenty-six week period was due primarily to continued reimbursement rate pressures and a higher estimated LIFO charge.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $13.8 million and $27.5 million for the thirteen and twenty-six week periods ended August 27, 2016, respectively, compared to $6.0 million and $12.0 million for the thirteen and twenty-six week periods ended August 29, 2015, respectively. The prior year’s LIFO charge was lower than this year due to reductions in inventory balances in the prior year, which correspondingly reduced the prior year’s charge.

Selling, General and Administrative Expenses

SG&A expenses as a percentage of revenues were 26.4% in the thirteen week period ended August 27, 2016 compared to 25.3% in the thirteen week period ended August 29, 2015. The increase in SG&A as a percentage of revenues was due primarily to the timing shift of Memorial Day holiday pay, increased benefit costs, and increased depreciation and amortization resulting from the incremental capital investment in our Wellness store remodel program.

SG&A expenses as a percentage of revenues were 26.1% in the twenty-six week period ended August 27, 2016 compared to 25.4% in the twenty-six week period ended August 29, 2015. The increase in SG&A as a percentage of revenues was due primarily to salary and payroll related increases, higher occupancy costs, and increased depreciation and amortization related to our incremental capital investment in our Wellness store remodel program.

Pharmacy Services Segment Results of Operations

Acquisition of EnvisionRx

On June 24, 2015, we completed our acquisition of EnvisionRx, pursuant to the terms of the agreement (“Agreement”) dated February 10, 2015. EnvisionRx, our Pharmacy Services segment, is a full-service pharmacy benefit provider. EnvisionRx provides both transparent and traditional pharmacy benefit manager (“PBM”) options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through Orchard Pharmaceutical Services; access to the nation’s largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC’s EnvisionRx Plus Silver product for the low income auto-assign market and its Clear Choice product for the chooser market. EnvisionRx operates as our 100 percent owned subsidiary. We believe that the acquisition of EnvisionRx will enable us to expand our retail healthcare platform and enhance our health and wellness offerings by combining EnvisionRx’s broad suite of PBM and pharmacy-related businesses with our established retail platform to provide our customers and patients with an integrated offering across retail, specialty and mail-order channels.

Pharmacy Services Segment Results of Operations

Pharmacy Services segment revenue for the thirteen week period ended August 27, 2016 was $1,634.9 million compared to revenue of $1,071.9 million for the thirteen week ended August 29, 2015. Pharmacy Services segment revenue for the twenty-six week period ended August 27, 2016 was $3,237.2 million compared to revenue of $1,071.9 million for the twenty-six week period ended August 29, 2015. The increase in the thirteen and twenty-six week revenue for the segment is due to a full year of Pharmacy Services segment operations being included in the current year as compared to a partial year in the prior year. In addition, revenues for the thirteen and twenty-six week periods ended August 27, 2016 were positively impacted by early 2016 and mid-year 2015 customer additions.

Gross profit for the thirteen week period ended August 27, 2016 was $97.4 million as compared to gross profit of $61.8 million for the thirteen week period ended August 29, 2015. Gross profit for the twenty-six week period ended August 27, 2016 was $186.3 million as compared to gross profit of $61.8 million for the twenty-six week period ended August 29, 2015. The increase in the thirteen and twenty-six week gross profit for the segment is due to a full year of Pharmacy Services segment operating results being included in the current year as compared to a partial year in the prior year. In addition, gross profit for the thirteen and twenty-six week periods ended August 27, 2016 were positively impacted by customer additions.

Pharmacy Services segment selling, general and administrative expenses for the thirteen and twenty-six week period ended August 27, 2016 were $69.6 million and $139.0 million, respectively, as compared to $46.9 million of selling, general and administrative expenses for the thirteen and twenty-six week period ended August 29, 2015. Increases in the selling, general and administrative expenses for the current period are the result of a full period of operating results in fiscal 2017 as compared to a partial period of operating results in the prior year, as well as from additional costs to service new PBM customers.

Pharmacy Services Adjusted EBITDA for the thirteen and twenty-six week periods ended August 27, 2016 was $50.0 million or 3.1 percent of Pharmacy Services revenue and $91.2 million or 2.8 percent of Pharmacy Services revenue, respectively, as compared to $33.2 million or 3.1 percent of Pharmacy Services revenue for the thirteen and twenty-six week periods ended August 29, 2015. The increase in the thirteen and twenty-six week Adjusted EBITDA for the segment is due to strong operating results in the current year and the fact that prior year’s Pharmacy Services segment results do not reflect a full quarter’s ownership of EnvisionRx.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our Amended and Restated Senior Secured Credit Facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of August 27, 2016 was $1,297.8 million, which consisted of revolver borrowing capacity of $1,282.2 million and invested cash of $15.6 million.

Credit Facility

Our Amended and Restated Senior Secured Credit Facility has a borrowing capacity of $3.7 billion and matures in January 2020.  Borrowings under the revolver bear interest at a rate per annum between (i) LIBOR plus 1.50% and LIBOR plus 2.00% with respect to Eurodollar borrowings and (ii) the alternate base rate plus 0.50% and the alternate base rate plus 1.00% with respect to ABR borrowings, in each case, based upon the average revolver availability (as defined in the Amended and Restated Senior Secured Credit Facility). We are required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the revolver, depending on the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). Amounts drawn under the revolver become due and payable on January 13, 2020.

Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 27, 2016, we had $2,350.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $67.8 million, which resulted in additional borrowing capacity of $1,282.2 million. If at any time the total credit exposure outstanding under our Amended and Restated Senior Secured Credit Facility and the principal amount of our other senior obligations exceeds the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall. Additionally, the Merger Agreement limits our ability to incur additional indebtedness for borrowed money, including a requirement that borrowings under the revolver not exceed $3.0 billion in the aggregate immediately prior to the closing of the Merger.

The Amended and Restated Senior Secured Credit Facility restricts us and all of our subsidiaries that guarantee our obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, secured guaranteed notes and unsecured guaranteed notes (the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store deposit accounts and cash necessary to cover our current liabilities) and from accumulating cash on hand with revolver borrowings in excess of $100.0 million over three consecutive business days. The Amended and Restated Senior Secured Credit Facility also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under our Amended and Restated Senior Secured Credit Facility or (b) the sum of revolver availability under our Amended and Restated Senior Secured Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $275.0 million for three consecutive business days or less than or equal to $200.0 million on any day (a “cash sweep period”), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Amended and Restated Senior Secured Credit Facility, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our Amended and Restated Senior Secured Credit Facility.

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

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolving credit facility is less than $200.0 million or (b) on the third consecutive business day on which availability under the revolving credit facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolving credit facility is equal to or greater than $250.0 million. As of August 27, 2016, the availability was at a level that did not did not trigger this covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of August 27, 2016, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.5 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of August 27, 2016, we had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

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

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash flow provided by operating activities was $12.9 million and $341.6 million in the twenty-six week periods ended August 27, 2016 and August 29, 2015, respectively. Operating cash flow was negatively impacted by increases in accounts receivable, inventory and other assets and liabilities, partially offset by an increase in accounts payable.  Accounts receivable increased primarily due to increased receivables at our Pharmacy Services segment, based on their normal business cycle and the growth in the PBM business.  Inventory increased at our Retail Pharmacy segment, in both pharmacy and front end.  Pharmacy inventory increased due to increases in safety stock following an extended period of inventory reductions while front end inventory increased primarily due to seasonal inventory build.  Other assets and liabilities increased due to the timing of rent payments in our Retail Pharmacy segment.  These negative working capital changes were partially offset by an increase in accounts payable, which was due to the timing of inventory purchases at our Retail Pharmacy segment and increased amounts payable to our pharmacy network relating to the growth of our Pharmacy Services segment.

Cash used in investing activities was $247.8 million and $2,088.6 million for the twenty-six week periods ended August 27, 2016 and August 29, 2015, respectively. Cash used in investing activities primarily decreased as compared to the prior year due to expenditures of $1,779.6 million, net of cash acquired, related to the acquisition of EnvisionRx in the prior year. Cash used for the purchase of property, plant, and equipment was lower than in the prior year due to fewer Wellness store remodels in the current year.

Cash provided by financing activities was $246.5 million and $1,783.8 million for the twenty-six week period ended August 27, 2016 and August 29, 2015, respectively. Cash provided by financing activities for the twenty-six weeks ended August 27, 2016 includes net borrowings from the revolver of $250.0 million. Cash provided by financing activities for the twenty-six weeks ended August 29, 2015 reflects $1.8 billion in proceeds from our 6.125% Notes, which was used to finance the cash portion of our acquisition of EnvisionRx.

Capital Expenditures

During the thirteen and twenty-six week periods ended August 27, 2016 and August 29, 2015 capital expenditures were as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
New store construction, store relocation and store remodel projects	$66,079	$84,382	$127,491	$166,054
Technology enhancements, improvements to distribution centers and other corporate requirements	53,562	46,264	98,227	105,629
Purchase of prescription files from other retail pharmacies	12,488	29,169	28,869	43,462
Total capital expenditures	$132,129	$159,815	$254,587	$315,145

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

The following is a reconciliation of our net income to Adjusted EBITDA for the thirteen and twenty-six week periods ended August 27, 2016 and August 29, 2015:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
	(dollars in thousands)
Net income	$14,773	$21,469	$10,185	$40,305
Interest expense	105,388	115,410	210,501	239,017
Income tax expense	10,928	16,463	4,619	28,904
Depreciation and amortization expense	142,051	127,699	280,839	237,348
LIFO charge	13,760	5,986	27,511	11,973
Lease termination and impairment charges	7,233	9,637	13,014	14,659
Loss on debt retirements, net	—	33,205	—	33,205
Other	18,520	16,955	51,986	40,676
Adjusted EBITDA	$312,653	$346,824	$598,655	$646,087

The following is a reconciliation of our net income to Adjusted Net Income and Adjusted Net Income per Diluted Share for the thirteen and twenty-six week periods ended August 27, 2016 and August 29, 2015. Adjusted Net Income is defined as net income excluding the impact of amortization of EnvisionRx intangible assets, merger and acquisition-related costs, loss on debt retirements and LIFO adjustments. We calculate Adjusted Net Income per Diluted Share using our above-referenced definition of Adjusted Net Income. We believe Adjusted Net Income and Adjusted Net Income per Diluted Share serve as appropriate measures to be used in evaluating the performance of our business and help our investors better compare our operating performance over multiple periods. Adjusted Net Income per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
	(dollars in thousands)
Net income	$14,773	$21,469	$10,185	$40,305
Add back—Income tax expense	10,928	16,463	4,619	28,904
Income before income taxes	25,701	37,932	14,804	69,209
Adjustments:
Amortization of EnvisionRx intangible assets	20,853	17,040	41,168	17,040
LIFO charge	13,760	5,986	27,511	11,973
Loss on debt retirements, net	—	33,205	—	33,205
Merger and Acquisition-related costs	1,402	9,617	4,158	11,701
Adjusted income before income taxes	61,716	103,780	87,641	143,128
Adjusted income tax expense	26,229	45,041	27,344	59,828
Adjusted net income	$35,487	$58,739	$60,297	$83,300
Net income per diluted share	$0.01	0.02	0.01	0.04
Adjusted net income per diluted share	$0.03	$0.06	$0.06	$0.08

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of August 27, 2016.

Fiscal Year	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value at 08/27/2016
	(dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$90	$—	$—	$—	$902,000	$3,033,000	$3,935,090	$4,285,477
Average Interest Rate	7.61%	0.00%	0.00%	0.00%	9.25%	6.48%	7.11%
Variable Rate	$—	$—	$—	$2,350,000	$470,000	$500,000	$3,320,000	$3,298,925
Average Interest Rate	0.00%	0.00%	0.00%	2.20%	5.75%	4.88%	3.11%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility, Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of August 27, 2016, our annual interest expense would change by approximately $28.6 million.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Fiscal Year 2016 10-K, filed with the SEC on April 25, 2016 and in Part II, Item 1 of our Fiscal Year 2017, first quarter 10-Q filed with the SEC on July 5, 2016.  The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with the 10-K and our Fiscal Year 2017, first quarter 10-Q.

Relator, Matthew Omlansky, filed a qui tam action, State of California ex rel. Matthew Omlansky v. Rite Aid Corporation, on behalf of the State of California against Rite Aid in the Superior Court of the State of California.  In his Complaint, Relator alleges that Rite Aid violated the California False Claims Act by (i) failing to comply with California rules governing the Company’s reporting of its usual and customary prices; (ii) failing to dispense the least expensive equivalent generic drug in certain circumstances, in violation of applicable regulations; and (iii) dispensing, and seeking reimbursement for, restricted brand name drugs without prior approval.  Relator filed his Second Amended Complaint on April 19, 2016 and Rite Aid filed its demurrer on July 29, 2016.  At this stage of the proceedings, Rite Aid is unable to predict the outcome of its demurrer and Relator’s suit.

ITEM 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Fiscal 2016 10-K, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities.  The table below is a listing of repurchases of common stock during the second quarter of fiscal 2017.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
May 29 to June 25, 2016(1)	791	$7.73	—	—
June 26 to July 23, 2016	—	$—	—	—
July 24 to August 27, 2016	—	$—	—	—

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

Exhibit 2.1 to Form 8-K, filed on February 13, 2015
2.2	Agreement and Plan of Merger, dated as of October 27, 2015, by and among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Victoria Merger Sub, Inc.	Exhibit 2.1 to Form 8-K, filed on October 29, 2015
3.1	Amended and Restated Certificate of Incorporation, dated January 22, 2014	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Amended and Restated By-Laws	Exhibit 3.2 to Form 10-Q, filed on January 6, 2016
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
101.

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at August 27, 2016 and February 27, 2016, (ii) Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended August 27, 2016 and August 29, 2015, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the thirteen and twenty-six week periods ended August 27, 2016 and August 29, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended August 27, 2016 and August 29, 2015 and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 4, 2016	RITE AID CORPORATION

	By:	/s/ DARREN W. KARST
Darren W. Karst
Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Date: October 4, 2016	By:	/s/ DOUGLAS E. DONLEY
Douglas E. Donley
Senior Vice President and Chief Accounting Officer