Form 10-Q
period 2016-11-26
RITE AID CORP
filed 2017-01-05
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2016

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

The registrant had 1,052,367,228 shares of its $1.00 par value common stock outstanding as of December 21, 2016.

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

•                  the inability to complete the proposed Sale (as defined below) to a wholly owned subsidiary of Fred’s, Inc. (“Fred’s”) due to the failure to satisfy the conditions to the completion of the Sale, including receipt of required regulatory approvals;

•                  the continuing effect of the pending Merger or Sale on our business relationships (including, without limitation, customers and suppliers), operating results and business generally;

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

•                  the amount of the costs, fees, expenses and charges related to the Merger Agreement, the Merger, the Asset Purchase Agreement (as defined below) or the Sale;

•                  risks related to the Merger or Sale diverting management’s or employees’ attention from ongoing business operations;

•                  risks associated with the financing of the Merger transaction;

•                  the risk that our stock price may decline significantly if the Merger is not completed;

•                  risks related to obtaining the requisite consents to the Merger or Sale, including, without limitation, the timing (including possible delays) and expiration or termination of the applicable waiting periods under the HSR Act and other applicable antitrust laws, and the risk that such consents might not be received;

•                  the risk that the Merger or Sale may not be completed in a timely manner, if at all;

•                  risks related to other business effects, including the effects of industry, market, economic, political (including as a result of the recent U.S. Presidential election) or regulatory conditions, future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies or competitive development;

•                  the risk that we could experience deterioration in our current Star rating with the Centers of Medicare and Medicaid Services (“CMS”) or incur CMS penalties and/or sanctions;

•                  the nature, cost and outcome of pending and future litigation and other legal proceedings or governmental investigations, including any such proceedings related to the Merger or Sale and instituted against us and others;

•                  the risk that there may be a material adverse change of the Company or the acquired stores;

•                  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended February 27, 2016 (the “Fiscal 2016 10-K “), our Quarterly Report on Form 10-Q for the thirteen weeks ended May 28, 2016 (the “First Quarter 2017 10-Q”) which we filed on July 5, 2016, and our Quarterly Report on Form 10-Q for the thirteen weeks ended August 27, 2016 (the “Second Quarter 2017 10-Q”) which we filed on October 4, 2016, as well as in the “Risk Factors” section of the Fiscal 2016 10-K, which we filed with the SEC on April 25, 2016. These documents are available on the SEC’s website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	November 26, 2016	February 27, 2016
ASSETS
Current assets:
Cash and cash equivalents	$220,028	$124,471
Accounts receivable, net	1,707,648	1,601,008
Inventories, net of LIFO reserve of $1,047,657 and $1,006,396	2,947,358	2,697,104
Prepaid expenses and other current assets	142,134	128,144
Total current assets	5,017,168	4,550,727
Property, plant and equipment, net	2,291,459	2,255,398
Goodwill	1,715,479	1,713,475
Other intangibles, net	885,220	1,004,379
Deferred tax assets	1,534,437	1,539,141
Other assets	215,163	213,890
Total assets	$11,658,926	$11,277,010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$22,681	$26,848
Accounts payable	1,792,574	1,542,797
Accrued salaries, wages and other current liabilities	1,256,283	1,427,250
Total current liabilities	3,071,538	2,996,895
Long-term debt, less current maturities	7,208,286	6,914,393
Lease financing obligations, less current maturities	43,943	52,895
Other noncurrent liabilities	689,032	731,399
Total liabilities	11,012,799	10,695,582
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 1,052,268 and 1,047,754	1,052,268	1,047,754
Additional paid-in capital	4,855,612	4,822,665
Accumulated deficit	(5,216,015)	(5,241,210)
Accumulated other comprehensive loss	(45,738)	(47,781)
Total stockholders’ equity	646,127	581,428
Total liabilities and stockholders’ equity	$11,658,926	$11,277,010

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	November 26, 2016	November 28, 2015
Revenues	$8,089,726	$8,154,184
Costs and expenses:
Cost of revenues	6,194,866	6,151,305
Selling, general and administrative expenses	1,773,862	1,777,647
Lease termination and impairment charges	7,265	7,011
Interest expense	106,309	106,879
Loss on sale of assets, net	501	3,331
	8,082,803	8,046,173
Income before income taxes	6,923	108,011
Income tax (benefit) expense	(8,087)	48,468
Net income	$15,010	$59,543
Computation of income attributable to common stockholders:
Income attributable to common stockholders—basic and diluted	$15,010	$59,543
Basic and diluted income per share	$0.01	$0.06

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	November 26, 2016	November 28, 2015
Net income	$15,010	$59,543
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $451 and $398 tax expense	681	597
Total other comprehensive income	681	597
Comprehensive income	$15,691	$60,140

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirty-Nine Week Period Ended
	November 26, 2016	November 28, 2015
Revenues	$24,303,712	$22,466,521
Costs and expenses:
Cost of revenues	18,597,809	16,681,822
Selling, general and administrative expenses	5,345,356	5,203,058
Lease termination and impairment charges	20,279	21,670
Interest expense	316,810	345,895
Loss on debt retirements, net	—	33,205
Loss on sale of assets, net	1,731	3,651
	24,281,985	22,289,301
Income before income taxes	21,727	177,220
Income tax (benefit) expense	(3,468)	77,372
Net income	$25,195	$99,848
Computation of income attributable to common stockholders:
Income attributable to common stockholders—basic and diluted	$25,195	$99,848
Basic and diluted income per share	$0.02	$0.10

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 26, 2016	November 28, 2015
Net income	$25,195	$99,848
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $1,353 and $1,194 tax expense	2,043	1,792
Total other comprehensive income	2,043	1,792
Comprehensive income	$27,238	$101,640

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 26, 2016	November 28, 2015
Operating activities:
Net income	$25,195	$99,848
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	424,084	373,782
Lease termination and impairment charges	20,279	21,670
LIFO charge	41,261	17,959
Loss on sale of assets, net	1,731	3,651
Stock-based compensation expense	36,766	26,529
Loss on debt retirements, net	—	33,205
Changes in deferred taxes	6,165	50,696
Excess tax benefit on stock options and restricted stock	(3,809)	(21,436)
Changes in operating assets and liabilities:
Accounts receivable	(110,868)	315,898
Inventories	(291,574)	339
Accounts payable	225,278	89,630
Other assets and liabilities, net	(209,055)	(342,234)
Net cash provided by operating activities	165,453	669,537
Investing activities:
Payments for property, plant and equipment	(333,788)	(414,338)
Intangible assets acquired	(48,805)	(97,612)
Acquisition of businesses, net of cash acquired	—	(1,778,377)
Proceeds from dispositions of assets and investments	10,217	8,697
Net cash used in investing activities	(372,376)	(2,281,630)
Financing activities:
Proceeds from issuance of long-term debt	—	1,800,000
Net proceeds from revolver	280,000	655,000
Principal payments on long-term debt	(16,426)	(666,967)
Change in zero balance cash accounts	30,685	(35,011)
Net proceeds from issuance of common stock	4,412	8,625
Financing fees paid for early debt redemption	—	(26,003)
Excess tax benefit on stock options and restricted stock	3,809	21,436
Deferred financing costs paid	—	(34,634)
Net cash provided by financing activities	302,480	1,722,446
Increase in cash and cash equivalents	95,557	110,353
Cash and cash equivalents, beginning of period	124,471	115,899
Cash and cash equivalents, end of period	$220,028	$226,252
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $147 and $128, respectively)	$273,713	$239,869
Cash payments of income taxes, net of refunds	$6,506	$5,808
Equipment financed under capital leases	$3,881	$3,499
Equipment received for noncash consideration	$746	$2,011
Stock consideration issued in connection with business acquisitions	$—	$240,907
Conversion of the 8.5% convertible notes to common stock	$—	$64,089
Gross borrowings from revolver	$2,774,000	$3,983,000
Gross payments to revolver	$2,494,000	$3,328,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2016 and November 28, 2015

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended November 26, 2016 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2016 10-K.

Recent Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017 (fiscal 2019). Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 (fiscal 2018). In transition, the ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is in the process of assessing the impact and method of the adoption of the standards on its financial position, results of operations and cash flow.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify aspects of the accounting for share-based payment transactions. The ASU simplifies the accounting of stock compensation, including income tax implications, the balance sheet classification of awards as either equity or liabilities, and the cash flow classification of employee share based payment transactions. ASU No. 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption of all the amendments for ASU 2016-09 is permitted. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively. Amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied either prospectively or retrospectively based on the Company’s election. Amendments related to the statement of cash flows presentation of employee taxes paid when an employer withholds shares must be applied retrospectively. The Company is in process of assessing the impact of the adoption of ASU No. 2016-09 on its financial position, results of operations and cash flows.

2. Acquisition

On June 24, 2015, the Company completed its acquisition of TPG VI Envision BL, LLC and Envision Topco Holdings, LLC (“EnvisionRx”), pursuant to the terms of an agreement (“Agreement”) dated February 10, 2015 (the “Acquisition”). EnvisionRx, which was a portfolio company of TPG Capital L.P. prior to its acquisition by the Company, is a full-service pharmacy services provider. EnvisionRx provides both transparent and traditional pharmacy benefit manager (“PBM”) service options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies; access to the nation’s largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through Envision Insurance Company’s (“EIC”) EnvisionRx Plus Silver product for the low income auto-assign market and its Clear Choice product for the chooser market. EnvisionRx is headquartered in Twinsburg, Ohio and operates as a 100 percent owned subsidiary of the Company.

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

The Company’s condensed consolidated financial statements for the thirteen and thirty-nine week periods ended November 26, 2016 include EnvisionRx results of operations. The Company’s condensed consolidated financial statements for the thirteen and thirty-nine week periods ended November 28, 2015 include EnvisionRx results of operations from the Acquisition date of June 24, 2015 through November 28, 2015 (please see Note 14 Segment Reporting for the Pharmacy Services segment results included within the condensed consolidated financial statements for the thirteen and thirty-nine week periods ended November 26, 2016 and November 28, 2015, which reflects the results of EnvisionRx). The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

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

During the thirteen and thirty-nine week periods ended November 26, 2016, $0 and $6, respectively, of costs related to the Acquisition were expensed by the Company as incurred. During the thirteen and thirty-nine week periods ended November 28, 2015, acquisition costs of $0 and $27,072, respectively, were expensed as incurred. The following unaudited pro forma combined financial data gives effect to the Acquisition as if it had occurred as of March 1, 2014.

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

	Thirteen week Periods Ended		Thirty-Nine week Periods Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	Pro forma	Pro forma	Pro forma	Pro forma
Net revenues as reported	$8,089,726	$8,154,184	$24,303,712	$22,466,521
EnvisionRx revenue, prior to the acquisition	—	—	—	1,735,635
Less pre-acquisition intercompany revenue	—	—	—	(104,731)
Pro forma combined revenues	$8,089,726	$8,154,184	$24,303,712	$24,097,425

Net income as reported	$15,010	$59,543	$25,195	$99,848
EnvisionRx net loss before income taxes, prior to the acquisition	—	—	—	(45,307)
Incremental interest expense on the 6.125% Notes issued on April 2, 2015	—	—	—	(11,097)
Incremental amortization resulting from fair value adjustments of the identifiable intangible assets	—	—	—	(16,509)
Transaction costs incurred by both the Company and EnvisionRx	—	—	—	55,864
Interest expense incurred by EnvisionRx	—	—	—	21,984
Debt extinguishment charges incurred by EnvisionRx	—	—	—	31,601
Income tax expense relating to pro forma adjustments	—	—	—	(15,601)
Pro forma net income	$15,010	$59,543	$25,195	$120,783

Pro forma basic and diluted income per share	$0.01	$0.06	$0.02	$0.12

The unaudited pro forma condensed combined financial information for the thirteen week periods ended November 26, 2016 and November 28, 2015 is identical to the actual results reported by the Company because EnvisionRx results were included in the consolidated operations of the Company for the entire period. The unaudited pro forma condensed combined financial information for the thirty-nine week period ended November 26, 2016 is identical to the actual results reported by the Company because EnvisionRx results were included in the consolidated operations of the Company for the entire period.

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

On October 19, 2016, in accordance with the terms of the Merger Agreement, the Company and WBA jointly agreed to extend the “End Date” (as defined in the Merger Agreement) to January 27, 2017.

On December 19, 2016, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with AFAE, LLC, a Tennessee limited liability company (“Buyer”), Fred’s (solely for the purposes set forth in the Asset Purchase Agreement) and WBA (solely for the purposes set forth in the Asset Purchase Agreement).  Pursuant to the terms and subject to the conditions set forth in the Asset Purchase Agreement, Buyer will purchase from the Company 865 stores (the “Acquired Stores”) and certain specified assets related thereto for a purchase price of $950,000 plus Buyer’s assumption of certain liabilities of the Company and its affiliates (the “Sale”).

Completion of the Sale is subject to various closing conditions, including but not limited to (i) the closing of the proposed acquisition of the Company by WBA (the “Rite Aid Acquisition”), (ii) the Federal Trade Commission (“FTC”) having issued publicly the proposed final judgment relating to the Acquired Stores in connection with the Rite Aid Acquisition identifying Buyer as being preliminarily approved as the purchaser of the assets purchased under the Asset Purchase Agreement, (iii) filings with or receipt of approval from the applicable state boards of pharmacy, and (iv) the absence of a material adverse effect on the stores being acquired in the Sale.

The parties to the Asset Purchase Agreement have each made customary representations and warranties. The Company has agreed to various covenants and agreements, including, among others, the Company’s agreement to conduct its business at the Acquired Stores in the ordinary course during the period between the execution of the Asset Purchase Agreement and the closing of the Sale, subject to certain exceptions.  Fred’s and Buyer have also agreed to various covenants and agreements in the Asset Purchase Agreement, including, among other things, (i) Fred’s and Buyer’s agreement to use their reasonable best efforts to obtain all authorizations and approvals from governmental authorities and (ii) Fred’s and Buyer’s agreement to (x) prepare and furnish all necessary information and documents reasonably requested by the FTC, (y) use reasonable best efforts to demonstrate to the FTC that each of Fred’s and Buyer is an acceptable purchaser of, and will compete effectively using, the assets purchased in the Sale, and (z) reasonably cooperate with WBA and the Company in obtaining all FTC approvals.  In the event that the FTC requests changes to the Asset Purchase Agreement, the parties agreed to negotiate in good faith to make the necessary changes.  To the extent the FTC requests that additional stores be sold, and WBA agrees to sell such stores, each of Fred’s and Buyer has agreed to buy those stores.

The Asset Purchase Agreement contains specified termination rights for the Company, WBA and Buyer, including a mutual termination right (i) in the event of the issuance of a final, nonappealable governmental order permanently restraining the Sale or (ii) in the event that the Merger Agreement is terminated in accordance with its terms.  WBA has additional termination rights, if, among others thing, (i) Buyer or Fred’s is not preliminarily approved by the FTC or other necessary governmental authority as purchaser of the assets in the Sale or (ii) the FTC informs WBA or its affiliates in writing that the Director of the Bureau of Competition will not recommend approval of Fred’s or Buyer as purchaser of the assets in the Sale.

While WBA is actively engaged in discussions with the FTC regarding the transaction and is working towards a close of the Merger in early calendar 2017, there can be no assurance that the requisite regulatory approvals will be obtained, or that the Merger or the Sale will be completed within the time periods contemplated by the Merger Agreement and Asset Purchase Agreement.

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

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Numerator for income per share:
Income attributable to common stockholders—basic and diluted	$15,010	$59,543	$25,195	$99,848
Denominator:
Basic weighted average shares	1,045,028	1,039,867	1,043,887	1,018,783
Outstanding options and restricted shares, net	15,735	17,411	17,117	18,765
Diluted weighted average shares	1,060,763	1,057,278	1,061,004	1,037,548
Basic and diluted income per share	$0.01	$0.06	$0.02	$0.10

Due to their antidilutive effect, 3,320 and 3,534 potential common shares related to stock options have been excluded from the computation of diluted income per share as of November 26, 2016 and November 28, 2015, respectively.

During May 2015, $64,089 of the Company’s 8.5% convertible notes due 2015 were converted into 24,762 shares of common stock, pursuant to their terms.

5. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Impairment charges	$957	$540	$1,654	$818
Lease termination charges	6,308	6,471	18,625	20,852
	$7,265	$7,011	$20,279	$21,670

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

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Balance—beginning of period	$190,708	$223,667	$208,421	$241,047
Provision for present value of noncancellable lease payments of closed stores	2,725	438	5,877	6,410
Changes in assumptions about future sublease income, terminations and changes in interest rates	137	2,000	2,044	2,434
Interest accretion	3,482	4,033	10,878	12,553
Cash payments, net of sublease income	(17,073)	(15,502)	(47,241)	(47,808)
Balance—end of period	$179,979	$214,636	$179,979	$214,636

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirty-nine week period ended November 26, 2016, long-lived assets from continuing operations with a carrying value of $3,544, primarily store assets, were written down to their fair value of $1,890, resulting in an impairment charge of $1,654 of which $957 relates to the thirteen week period ended November 26, 2016. During the thirty-nine week period ended November 28, 2015, long-lived assets from continuing operations with a carrying value of $5,125, primarily store assets, were written down to their fair value of $4,307, resulting in an impairment charge of $818 of which $540 relates to the thirteen week period ended November 28, 2015. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at November 26, 2016 and November 28, 2015:

Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total as of November 26, 2016
Long-lived assets held for use	$—	$—	$867	$867
Long-lived assets held for sale	$—	$1,023	$—	$1,023
Total	$—	$1,023	$867	$1,890

	Level 1	Level 2	Level 3	Total as of November 28, 2015
Long-lived assets held for use	$—	$—	$1,747	$1,747
Long-lived assets held for sale	$—	$2,371	$189	$2,560
Total	$—	$2,371	$1,936	$4,307

As of November 26, 2016 and November 28, 2015, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.  In addition, the Company has $6,893 of investments, carried at amortized cost as these investments are being held to maturity, which are included as a component of prepaid expenses and other current assets as of November 26, 2016.  The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $7,208,376 and $7,576,833, respectively, as of November 26, 2016. There were no outstanding derivative financial instruments as of November 26, 2016 and February 27, 2016.

7. Income Taxes

The Company recorded an income tax benefit of $8,087 and an income tax expense of $48,468 for the thirteen week periods ended November 26, 2016 and November 28, 2015, respectively, and an income tax benefit of $3,468 and an income tax expense of $77,372 for the thirty-nine week periods ended November 26, 2016 and November 28, 2015, respectively.  The income tax benefit for the thirteen week period ended November 26, 2016 and the income tax expense for the thirteen week period ended November 28, 2015 resulted in a tax rate of (116.8)% and 44.9%, respectively.  The income tax benefit for the thirty-nine week period ended

November 26, 2016 and the income tax expense for the thirty-nine week period ended November 28, 2015 resulted in a tax rate of (16.0)% and 43.7%, respectively.  The tax benefit for the thirteen and thirty-nine week periods ended November 26, 2016 was the result of lower projected earnings for the Retail Pharmacy segment which resulted in a cumulative adjustment to the annual effective tax rate.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain.  Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $215,448 and $212,023, which relates primarily to state deferred tax assets at November 26, 2016 and February 27, 2016, respectively.

8. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a Prescription Drug Plan (“PDP”) and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $29,331 as of September 30, 2016. EIC was in excess of the minimum required amounts in these states as of November 26, 2016.

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

As of November 26, 2016, accounts receivable, net included $193,238 due from CMS and accrued salaries, wages and other current liabilities included $106,205 of EIC liabilities under certain reinsurance contracts. As of February 27, 2016, accounts receivable, net included $275,032 due from CMS and accrued salaries, wages and other current liabilities included $166,238 of EIC liabilities under certain reinsurance contracts. EIC limits its exposure to loss and recovers a portion of benefits paid by utilizing quota-share reinsurance with a commercial reinsurance company.

9. Goodwill and Other Intangible Assets

Goodwill and indefinitely-lived assets, such as certain trademarks acquired in connection with acquisition transactions, are not amortized, but are instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. During the thirteen and thirty-nine week periods ended November 26, 2016 and the fifty-two week period ended February 27, 2016, no impairment charges have been taken against the Company’s goodwill or indefinitely-lived intangible assets. Below is a summary of the changes in the carrying amount of goodwill for the thirty-nine week period ended November 26, 2016:

	November 26, 2016
	Retail Pharmacy	Pharmacy Services	Total
Balance, February 27, 2016	$76,124	$1,637,351	$1,713,475
Acquisition (see Note 2. Acquisition)
Change in goodwill resulting from changes to the final purchase price allocation	—	2,004	2,004
Balance, November 26, 2016	$76,124	$1,639,355	$1,715,479

The Company’s intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinitely-lived intangible assets as of November 26, 2016 and February 27, 2016.

	November 26, 2016				February 27, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period
Favorable leases and other	$672,470	$(530,124)	$142,346	7 years	$665,197	$(507,776)	$157,421	8 years
Prescription files	1,578,079	(1,364,143)	213,936	3 years	1,541,518	(1,285,633)	255,885	3 years
Customer relationships(a)	465,000	(93,991)	371,009	16 years	465,000	(44,203)	420,797	17 years
CMS license	57,500	(3,297)	54,203	24 years	57,500	(1,572)	55,928	25 years
Claims adjudication and other developed software	59,082	(12,081)	47,001	6 years	59,000	(5,760)	53,240	7 years
Trademarks	20,100	(2,881)	17,219	9 years	20,100	(1,373)	18,727	10 years
Backlog	11,500	(5,494)	6,006	2 years	11,500	(2,619)	8,881	3 years
Total finite	$2,863,731	$(2,012,011)	851,720		$2,819,815	$(1,848,936)	970,879
Trademarks	33,500	—	33,500	Indefinite	33,500	—	33,500	Indefinite
Total	$2,897,231	$(2,012,011)	$885,220		$2,853,315	$(1,848,936)	$1,004,379

(a)                                      —Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

Also included in other non-current liabilities as of November 26, 2016 and February 27, 2016 are unfavorable lease intangibles with a net carrying amount of $41,820 and $46,947, respectively. These intangible liabilities are amortized over their remaining lease terms at the time of acquisition.

Amortization expense for these intangible assets and liabilities was $55,625 and $166,536 for the thirteen and thirty-nine week periods ended November 26, 2016, respectively. Amortization expense for these intangible assets and liabilities was $54,338 and $134,888 for the thirteen and thirty-nine week periods ended November 28, 2015, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2017—$217,982; 2018—$178,909; 2019—$141,415; 2020—$111,826 and 2021—$79,109.

10. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at November 26, 2016 and February 27, 2016:

	November 26, 2016	February 27, 2016
Secured Debt:
Senior secured revolving credit facility due January 2020 ($2,380,000 and $2,100,000 face value less unamortized debt issuance costs of $27,292 and $33,903)	$2,352,708	$2,066,097
Tranche 1 Term Loan (second lien) due August 2020 ($470,000 face value less unamortized debt issuance costs of $4,496 and $5,414)	465,504	464,586
Tranche 2 Term Loan (second lien) due June 2021 ($500,000 face value less unamortized debt issuance costs of $2,584 and $3,007)	497,416	496,993
Other secured	90	90
	3,315,718	3,027,766
Guaranteed Unsecured Debt:
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $2,239 and $2,743 and less unamortized debt issuance costs of $8,228 and $10,180)	896,011	894,563
6.75% senior notes due June 2021 ($810,000 face value less unamortized debt issuance costs of $6,759 and $7,872)	803,241	802,128
6.125% senior notes due April 2023 ($1,800,000 face value less unamortized debt issuance costs of $27,135 and $30,343)	1,772,865	1,769,657
	3,472,117	3,466,348

	November 26, 2016	February 27, 2016
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($295,000 face value less unamortized debt issuance costs of $1,670 and $1,794)	293,330	293,206
6.875% fixed-rate senior notes due December 2028 ($128,000 face value less unamortized debt issuance costs of $789 and $837)	127,211	127,163
	420,541	420,369
Lease financing obligations	66,534	79,653
Total debt	7,274,910	6,994,136
Current maturities of long-term debt and lease financing obligations	(22,681)	(26,848)
Long-term debt and lease financing obligations, less current maturities	$7,252,229	$6,967,288

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

The Company’s ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 26, 2016, the Company had $2,380,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $64,866, which resulted in additional borrowing capacity of $1,255,134. The Merger Agreement contains a requirement that the Company’s borrowings under the revolver not exceed $3,000,000 in the aggregate immediately prior to the closing of the Merger.

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

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolving credit facility is less than $200,000 or (b) on the third consecutive business day on which availability under the revolving credit facility is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolving credit facility is equal to or greater than $250,000. As of November 26, 2016, the availability was at a level that did not trigger this covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2017 and thereafter are as follows: 2017—$90; 2018—$0; 2019—$0; 2020—$2,380,000; 2021—$1,372,000 and $3,533,000 thereafter.

11. Stock Options and Stock Awards

The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the thirty-nine week periods ended November 26, 2016 and November 28, 2015 include $36,766 and $26,529, respectively, of compensation costs related to the Company’s stock-based compensation arrangements.

Beginning in fiscal 2015, the Company provided certain of its associates with performance based incentive plans under which the associates will receive a certain number of shares of the Company’s common stock based on the Company meeting certain financial and performance goals. During the thirty-nine week periods ended November 26, 2016 and November 28, 2015, the Company incurred $14,448 and $7,996 related to these performance based incentive plans, respectively, which is recorded as a component of stock-based compensation expense.

The total number and type of newly awarded grants and the related weighted average fair value for the thirty-nine week periods ended November 26, 2016 and November 28, 2015 are as follows:

	November 26, 2016			November 28, 2015
	Shares	Weighted Average Fair Value		Shares	Weighted Average Fair Value
Stock options granted	—	$	N/A	3,579	$4.45
Restricted stock awards granted	3,613		$7.73	2,750	$8.60
Total awards	3,613			6,329

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

The Company calculates the fair value of stock options using the Black- Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Thirty-Nine Week Period Ended
	November 26, 2016	November 28, 2015
Expected stock price volatility	N/A	56%
Expected dividend yield	N/A	0%
Risk-free interest rate	N/A	1.7%
Expected option life	N/A	5.5 years

As of November 26, 2016, the total unrecognized pre-tax compensation costs related to unvested stock options and restricted stock awards granted, net of estimated forfeitures and the weighted average period of cost amortization are as follows:

	November 26, 2016
	Unvested stock options	Unvested restricted stock	Unvested performance shares
Unrecognized pre-tax costs	$14,865	$37,183	$28,135
Weighted average amortization period	2.1 years	2.1 years	1.7 years

12. Reclassifications from Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss and the changes in balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the thirteen and thirty-nine week periods ended November 26, 2016 and November 28, 2015:

	Thirteen Week Period Ended November 26, 2016		Thirteen Week Period Ended November 28, 2015		Thirty-Nine Week Period Ended November 26, 2016		Thirty-Nine Week Period Ended November 28, 2015
	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss
Accumulated other comprehensive loss
Balance-beginning of period	$(46,419)	$(46,419)	$(44,655)	$(44,655)	$(47,781)	$(47,781)	$(45,850)	$(45,850)
Amounts reclassified from accumulated other comprehensive loss to net income, net of $451, $398, $1,353, and $1,194 tax expense	681	681	597	597	2,043	2,043	1,792	1,792
Balance-end of period	$(45,738)	$(45,738)	$(44,058)	$(44,058)	$(45,738)	$(45,738)	$(44,058)	$(44,058)

The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the thirteen and thirty-nine week periods ended November 26, 2016 and November 28, 2015:

	Thirteen Week Periods Ended November 26, 2016 and November 28, 2015
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	November 26, 2016	November 28, 2015	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$—	$(17)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(1,132)	(978)	Selling, general and administrative expenses
	(1,132)	(995)	Total before income tax expense
	451	398	Income tax expense
	$(681)	$(597)	Net of income tax expense

	Thirty-Nine Week Periods Ended November 26, 2016 and November 28, 2015
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	November 26, 2016	November 28, 2015	Affected line item in the condensed consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$—	$(52)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(3,396)	(2,934)	Selling, general and administrative expenses
	(3,396)	(2,986)	Total before income tax expense
	1,353	1,194	Income tax expense
	$(2,043)	$(1,792)	Net of income tax expense

(a)                                 See Note 13, Retirement Plans for additional details.

13. Retirement Plans

Net periodic pension expense recorded in the thirteen and thirty-nine week periods ended November 26, 2016 and November 28, 2015, for the Company’s defined benefit plans includes the following components:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans		Defined Benefit Pension Plan		Nonqualified Executive Retirement Plans
	Thirteen Week Period Ended				Thirty-Nine Week Period Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Service cost	$292	$513	$—	$—	$876	$1,538	$—	$—
Interest cost	1,621	1,634	109	119	4,863	4,901	327	356
Expected return on plan assets	(1,142)	(1,593)	—	—	(3,426)	(4,779)	—	—
Amortization of unrecognized prior service cost	—	17	—	—	—	52	—	—
Amortization of unrecognized net loss	1,132	978	—	—	3,396	2,934	—	—
Net pension expense	$1,903	$1,549	$109	$119	$5,709	$4,646	$327	$356

During the thirteen and thirty-nine week periods ended November 26, 2016 the Company contributed $366 and $1,115, respectively, to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan. During the remainder of fiscal 2017, the Company expects to contribute $388 to the Nonqualified Executive Retirement Plans and $0 to the Defined Benefit Pension Plan.

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

The following table is a reconciliation of the Company’s business segments to the condensed consolidated financial statements for the thirteen and thirty-nine week periods ended November 26, 2016 and November 28, 2015:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations (1)	Consolidated
Thirteen Week Period Ended
November 26, 2016:
Revenues	$6,535,274	$1,645,835	$(91,383)	$8,089,726
Gross Profit	1,791,803	103,057	—	1,894,860
Adjusted EBITDA(2)	221,716	52,431	—	274,147

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations (1)	Consolidated
November 28, 2015:
Revenues	$6,744,143	$1,500,895	$(90,854)	$8,154,184
Gross Profit	1,921,886	80,993	—	2,002,879
Adjusted EBITDA(2)	339,255	33,911	—	373,166
Thirty-Nine Week Period Ended
November 26, 2016:
Revenues	$19,696,304	$4,883,070	$(275,662)	$24,303,712
Gross Profit	5,416,519	289,384	—	5,705,903
Adjusted EBITDA(2)	729,186	143,616	—	872,802
November 28, 2015:
Revenues	$20,038,947	$2,572,784	$(145,210)	$22,466,521
Gross Profit	5,641,929	142,770	—	5,784,699
Adjusted EBITDA(2)	952,120	67,133	—	1,019,253

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

(2)                                 See “Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures” in MD&A for additional details.

The following is a reconciliation of net income to Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 26, 2016 and November 28, 2015:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	(dollars in thousands)
Net income	$15,010	$59,543	$25,195	$99,848
Interest expense	106,309	106,879	316,810	345,895
Income tax (benefit) expense	(8,087)	48,468	(3,468)	77,372
Depreciation and amortization expense	143,245	136,434	424,084	373,782
LIFO charge	13,750	5,986	41,261	17,959
Lease termination and impairment charges	7,265	7,011	20,279	21,670
Loss on debt retirements, net	—	—	—	33,205
Other	(3,345)	8,845	48,641	49,522
Adjusted EBITDA	$274,147	$373,166	$872,802	$1,019,253

The following is balance sheet information for the Company’s reportable segments:

	Retail Pharmacy	Pharmacy Services	Eliminations (2)	Consolidated
November 26, 2016:
Total Assets	$8,764,578	$3,047,556	$(153,208)	$11,658,926
Goodwill	76,124	1,639,355	—	1,715,479
Additions to property and equipment and intangible assets	372,857	9,736	—	382,593
February 27, 2016:
Total Assets	$8,468,186	$2,948,548	$(139,724)	$11,277,010
Goodwill	76,124	1,637,351	—	1,713,475
Additions to property and equipment and intangible assets	667,719	2,276	—	669,995

(2)                                 As of November 26, 2016 and February 27, 2016, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $128,841 and $116,027, respectively, against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $24,367 and $23,697, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

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

As of November 26, 2016, the Company was aware of ten (10) putative class action lawsuits that were filed by purported Company stockholders, against the Company, its directors (the Individual Defendants, together with the Company, the Rite Aid Defendants), Walgreens Boots Alliance, Inc. (WBA) and Victoria Merger Sub Inc., (Victoria) challenging the transactions contemplated by the Merger agreement between the Company and WBA. Eight (8) of these actions were filed in the Court of Chancery of the State of Delaware (Smukler v. Rite Aid Corp., et al., Hirschler v. Standley, et al., Catelli v. Rite Aid Corp., et al., Orr v. Rite Aid Corp., et al., DePietro v. Standley, et al., Abadi v. Rite Aid Corp., et al., Mortman v. Rite Aid Corp., et al.). One (1) action was filed in Pennsylvania in the Court of Common Pleas of Cumberland County (Wilson v. Rite Aid Corp., et al., Sachs Investment Grp., et al. v. Standley, et al.). The complaints in these nine (9) actions alleged primarily that the Company’s directors breached their fiduciary duties by, among other things, agreeing to an allegedly unfair and inadequate price, agreeing to deal protection devices that allegedly prevented the directors from obtaining higher offers from other interested buyers for the Company and allegedly failing to protect against certain purported conflicts of interest in connection with the Merger. The Complaints further allege that the Company, WBA and/or Victoria aided and abetted these alleged breaches of fiduciary duty. The complaints sought, among other things, to enjoin the closing of the Merger as well as money damages and attorneys’ and experts’ fees.

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

The Company is currently a defendant in several lawsuits filed in state courts in California alleging violations of California wage-and-hour laws, rules and regulations pertaining primarily to failure to pay overtime, failure to pay for missed meals and rest periods, failure to reimburse business expenses and failure to provide employee seating (the “California Cases”). The class actions pertaining to failure to reimburse business expenses and provide employee seating purport to be class actions and seek substantial damages. The single-plaintiff and multi-plaintiff lawsuits regarding failure to pay overtime and failure to pay for missed meals and rest periods, in the aggregate, seek substantial damages. The Company has aggressively challenged the merits of the lawsuits and, where applicable, the allegations that the cases should be certified as class or representative actions.

In the business expense class action (Fenley v. Rite Aid Corporation, Santa Clara Superior Court), the parties have reached a settlement under which the Company will pay an immaterial amount to settle the class claims.  The court granted preliminary approval of the settlement on September 8, 2016.  The parties currently are involved with the notice process which will lead to a motion for final court approval being filed in calendar year 2017.

In the employee seating case (Hall v. Rite Aid Corporation, San Diego County Superior Court), the Court, in October 2011, granted the plaintiff’s motion for class certification. The Company filed its motion for decertification, which motion was granted in November 2012. Plaintiff subsequently appealed the Court’s order which appeal was granted in May 2014. The Company filed a petition for review of the appellate court’s decision with the California Supreme Court, which petition was denied in August 2014. Proceedings in the Hall case were stayed pending a decision by the California Supreme Court in two similar cases. That decision was rendered on April 4, 2016.  A status conference in the case was held on November 18, 2016, at which time the court lifted the stay and scheduled the case for trial on January 26, 2018.

With respect to the California Cases, the Company, at this time, is not able to predict either the outcome of these lawsuits or estimate a potential range of loss with respect to said lawsuits.

The Company was served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney’s Office for the Eastern District of Michigan. The subpoena requests records regarding the relationship of Rite Aid’s Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs. In connection with the same investigation, the Company was served with a Civil Subpoena Duces Tecum dated February 22, 2013 by the State of Indiana Office of the Attorney General requesting additional information regarding both Rite Aid’s Rx Savings Program and usual and customary charges. The Company has responded to both of the subpoenas. To enable the parties to discuss a possible resolution, the Medicaid Fraud Control Units of the several states, commonwealths and the District of Columbia and Rite Aid have entered into an agreement tolling the statute of limitations until October 7, 2015. The parties agreed to extend the tolling agreement and continue to exchange pertinent claims data in the near future.  At this stage of the proceedings, Rite Aid is unable to predict the outcome of any review by the government of such information and the outcome of the parties’ discussions of a possible resolution.

On April 26, 2012, the Company received an administrative subpoena from the U.S. Drug Enforcement Administration (“DEA”), Albany, New York District Office, requesting information regarding the Company’s sale of products containing pseudoephedrine (“PSE”). In April 2012, it also received a communication from the U.S. Attorney’s Office (“USAO”) for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 (“CMEA”). Additional subpoenas were issued in 2013, 2014, and 2015 seeking broader documentation regarding PSE sales and recordkeeping requirements. Assistant U.S. Attorneys from the Northern and Eastern Districts of New York and the Southern District of West Virginia are currently investigating, but no charges have been filed.  Between September 2015 and August 2016, the Company received several grand jury subpoenas from the U.S. District Court for the Southern District of West Virginia seeking additional information in connection with the investigation of violations of the CMEA and/or the Controlled Substances Act (“CSA”). Violations of the CMEA or the CSA could result in the imposition of administrative, civil and/or criminal penalties against the Company. The Company is cooperating with the government and continues to provide information responsive to the subpoenas. The Company has entered into a tolling agreement with the USAOs in the Northern and Eastern Districts of New York and entered into a separate tolling agreement with the USAO in the Southern District of West Virginia. Discussions are underway to resolve these matters with those USAOs and the Department of Justice, but whether an agreement can be reached and on what terms is uncertain. While the Company’s management cannot predict the outcome of these matters, it is possible that the Company’s results of operations or cash flows could be materially affected by an unfavorable resolution. At this stage of the investigation, Rite Aid is unable to predict the outcome of the investigation.

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

In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California (the “USAO”).  The CID requested records and responses to interrogatories regarding the Company’s Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated as “Code 1” by the State of California.  The Company researched the government’s allegations and refuted the government’s position in writing and on conference calls.  Subsequently, the USAO’s office, along with the State of California, Department of Justice, Bureau of Medical Fraud and Elder Abuse (the “Bureau”), requested the Company to produce certain prescription files related to Code 1 drugs.  There has been a series of four document productions in which the Company has produced prescription and associated documentation concerning Code 1 drugs:  1) on May 15, 2014, the government requested that the Company produce 60 prescriptions; (2) on July 30, 2014, the government requested that the Company produce 30 prescriptions; (3) on June 15, 2015, the government requested that the Company produce 80 prescriptions; and (4) on September 30, 2016, the Company agreed to produce an additional 242 prescriptions.  The Company is continuing discussions with the government.

Relator, Matthew Omlansky, filed a qui tam action, State of California ex rel. Matthew Omlansky v. Rite Aid Corporation, on behalf of the State of California against Rite Aid in the Superior Court of the State of California.  In his Complaint, Relator alleges that Rite Aid violated the California False Claims Act by (i) failing to comply with California rules governing the Company’s reporting of its usual and customary prices; (ii) failing to dispense the least expensive equivalent generic drug in certain circumstances, in violation of applicable regulations; and (iii) dispensing, and seeking reimbursement for, restricted brand name drugs without prior approval.  Relator filed his Second Amended Complaint on April 19, 2016 and Rite Aid filed its demurrer on July 29, 2016.  On October 5, 2016, Rite Aid’s demurrer was granted and plaintiff’s complaint was dismissed with leave for plaintiff to file an amended complaint.  Plaintiff filed a Third Amended Complaint to which Rite Aid filed a second demurrer, which is pending.  At this stage of the proceedings, Rite Aid is unable to predict the outcome of its demurrer and Relator’s suit.

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

For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company’s Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the non-guarantor subsidiaries at November 26, 2016, February 27, 2016, and for the thirteen and thirty-nine week periods ended November 26, 2016 and November 28, 2015. Separate financial statements for Subsidiary Guarantors are not presented.

	Rite Aid Corporation
	Condensed Consolidating Balance Sheet
	November 26, 2016
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$180,213	$39,815	$—		$220,028
Accounts receivable, net	—	1,505,932	201,716	—		1,707,648
Intercompany receivable		205,869	—	(205,869	)(a)	—
Inventories, net of LIFO reserve of $0, $1,047,657, $0, $0, and $1,047,657	—	2,947,358	—	—		2,947,358
Prepaid expenses and other current assets	—	134,193	7,941	—		142,134
Total current assets	—	4,973,565	249,472	(205,869)		5,017,168
Property, plant and equipment, net	—	2,291,459	—	—		2,291,459
Goodwill	—	1,715,479	—	—		1,715,479
Other intangibles, net	—	831,017	54,203	—		885,220
Deferred tax assets	—	1,534,437	—	—		1,534,437
Investment in subsidiaries	15,199,100	51,401	—	(15,250,501	)(b)	—
Intercompany receivable	—	7,251,774	—	(7,251,774	)(a)	—
Other assets	—	215,163	—	—		215,163
Total assets	$15,199,100	$18,864,295	$303,675	$(22,708,144)		$11,658,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$22,591	$—	$—		$22,681
Accounts payable	—	1,790,821	1,753	—		1,792,574
Intercompany payable	—	—	205,869	(205,869	)(a)	—
Accrued salaries, wages and other current liabilities	92,823	1,136,773	26,687	—		1,256,283
Total current liabilities	92,913	2,950,185	234,309	(205,869)		3,071,538
Long-term debt, less current maturities	7,208,286	—	—	—		7,208,286
Lease financing obligations, less current maturities	—	43,943	—	—		43,943
Intercompany payable	7,251,774	—	—	(7,251,774	)(a)	—
Other noncurrent liabilities	—	671,067	17,965	—		689,032
Total liabilities	14,552,973	3,665,195	252,274	(7,457,643)		11,012,799
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	646,127	15,199,100	51,401	(15,250,501	)(b)	646,127
Total liabilities and stockholders’ equity	$15,199,100	$18,864,295	$303,675	$(22,708,144)		$11,658,926

(a)  Elimination of intercompany accounts receivable and accounts payable amounts.

(b)  Elimination of investments in consolidated subsidiaries.

	Rite Aid Corporation Condensed Consolidating Balance Sheet February 27, 2016
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$90,569	$33,902	$—		$124,471
Accounts receivable, net	—	1,316,797	284,211	—		1,601,008
Intercompany receivable	—	224,220	—	(224,220	)(a)	—
Inventories, net of LIFO reserve of $0, $1,006,396, $0, $0, and $1,006,396	—	2,697,104	—	—		2,697,104
Prepaid expenses and other current assets	—	121,684	6,460	—		128,144
Total current assets	—	4,450,374	324,573	(224,220)		4,550,727
Property, plant and equipment, net	—	2,255,398	—	—		2,255,398
Goodwill	—	1,713,475	—	—		1,713,475
Other intangibles, net	—	948,451	55,928	—		1,004,379
Deferred tax assets	—	1,539,141	—	—		1,539,141
Investment in subsidiaries	14,832,523	57,167	—	(14,889,690	)(b)	—
Intercompany receivable	—	7,270,869	—	(7,270,869	)(a)	—
Other assets	—	207,821	6,069	—		213,890
Total assets	$14,832,523	$18,442,696	$386,570	$(22,384,779)		$11,277,010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$26,758	$—	$—		$26,848
Accounts payable	—	1,541,984	813	—		1,542,797
Intercompany payable	—	—	224,220	(224,220	)(a)	—
Accrued salaries, wages and other current liabilities	65,743	1,274,074	87,433	—		1,427,250
Total current liabilities	65,833	2,842,816	312,466	(224,220)		2,996,895
Long-term debt, less current maturities	6,914,393	—	—	—		6,914,393
Lease financing obligations, less current maturities	—	52,895	—	—		52,895
Intercompany payable	7,270,869	—	—	(7,270,869	)(a)	—
Other noncurrent liabilities	—	714,462	16,937	—		731,399
Total liabilities	14,251,095	3,610,173	329,403	(7,495,089)		10,695,582
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	581,428	14,832,523	57,167	(14,889,690	)(b)	581,428
Total liabilities and stockholders’ equity	$14,832,523	$18,442,696	$386,570	$(22,384,779)		$11,277,010

(a)                                 Elimination of intercompany accounts receivable and accounts payable amounts.

(b)                                 Elimination of investments in consolidated subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirteen Weeks Ended November 26, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$8,062,471	$57,044	$(29,789	)(a)	$8,089,726
Costs and expenses:
Cost of revenues	—	6,166,583	57,270	(28,987	)(a)	6,194,866
Selling, general and administrative expenses	—	1,773,199	1,465	(802	)(a)	1,773,862
Lease termination and impairment expenses	—	7,265	—	—		7,265
Interest expense	101,964	4,322	23	—		106,309
Loss on sale of assets, net	—	501	—	—		501
Equity in earnings of subsidiaries, net of tax	(116,974)	3,059	—	113,915	(b)	—
	(15,010)	7,954,929	58,758	84,126		8,082,803
Income (loss) before income taxes	15,010	107,542	(1,714)	(113,915)		6,923
Income tax (benefit) expense	—	(9,432)	1,345	—		(8,087)
Net income (loss)	$15,010	$116,974	$(3,059)	$(113,915)		$15,010
Total other comprehensive income (loss)	681	681	—	(681)		681
Comprehensive income (loss)	$15,691	$117,655	$(3,059)	$(114,596)		$15,691

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	For the Thirteen Weeks Ended November 28, 2015
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$8,154,184	$58,461	$(58,461	)(a)	$8,154,184
Costs and expenses:
Cost of revenues	—	6,151,305	58,106	(58,106	)(a)	6,151,305
Selling, general and administrative expenses	—	1,774,320	3,682	(355	)(a)	1,777,647
Lease termination and impairment expenses	—	7,011	—	—		7,011
Interest expense	102,014	4,861	4	—		106,879
Loss on debt retirement, net	—	—	—	—		—
Loss on sale of assets, net	—	3,331	—	—		3,331
Equity in earnings of subsidiaries, net of tax	(161,557)	4,557	—	157,000	(b)	—
	(59,543)	7,945,385	61,792	98,539		8,046,173
Income (loss) before income taxes	59,543	208,799	(3,331)	(157,000)		108,011
Income tax expense	—	47,242	1,226	—		48,468
Net income (loss)	$59,543	$161,557	$(4,557)	$(157,000)		$59,543
Total other comprehensive income (loss)	597	597	—	(597)		597
Comprehensive income (loss)	$60,140	$162,154	$(4,557)	$(157,597)		$60,140

(a) Elimination of intercompany revenues and expenses.

(b) Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirty-Nine Weeks Ended November 26, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$24,226,011	$176,153	$(98,452	)(a)	$24,303,712
Costs and expenses:
Cost of revenues	—	18,522,328	170,883	(95,402	)(a)	18,597,809
Selling, general and administrative expenses	—	5,340,971	7,435	(3,050	)(a)	5,345,356
Lease termination and impairment expenses	—	20,279	—	—		20,279
Interest expense	303,344	13,436	30	—		316,810
Loss on sale of assets, net	—	1,731	—	—		1,731
Equity in earnings of subsidiaries, net of tax	(328,539)	3,704	—	324,835	(b)	—
	(25,195)	23,902,449	178,348	226,383		24,281,985
Income (loss) before income taxes	25,195	323,562	(2,195)	(324,835)		21,727
Income tax (benefit) expense	—	(4,977)	1,509	—		(3,468)
Net income (loss)	$25,195	$328,539	$(3,704)	$(324,835)		$25,195
Total other comprehensive income (loss)	2,043	2,043	—	(2,043)		2,043
Comprehensive income (loss)	$27,238	$330,582	$(3,704)	$(326,878)		$27,238

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	For the Thirty-Nine Weeks Ended November 28, 2015
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$22,466,302	$102,826	$(102,607	)(a)	$22,466,521
Costs and expenses:
Cost of revenues	—	16,681,822	100,858	(100,858	)(a)	16,681,822
Selling, general and administrative expenses	—	5,199,008	5,799	(1,749	)(a)	5,203,058
Lease termination and impairment expenses	—	21,670	—	—		21,670
Interest expense	315,908	29,986	1	—		345,895
Loss on debt retirement, net	33,205	—	—	—		33,205
Loss on sale of assets, net	—	3,651	—	—		3,651
Equity in earnings of subsidiaries, net of tax	(448,961)	5,244	—	443,717	(b)	—
	(99,848)	21,941,381	106,658	341,110		22,289,301
Income (loss) before income taxes	99,848	524,921	(3,832)	(443,717)		177,220
Income tax expense	—	75,960	1,412	—		77,372
Net income (loss)	$99,848	$448,961	$(5,244)	$(443,717)		$99,848
Total other comprehensive income (loss)	1,792	1,792	—	(1,792)		1,792
Comprehensive income (loss)	$101,640	$450,753	$(5,244)	$(445,509)		$101,640

(a) Elimination of intercompany revenues and expenses.

(b) Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Thirty-Nine Weeks Ended November 26, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(262,448)	$421,988	$5,913	$—	$165,453
Investing activities:
Payments for property, plant and equipment	—	(333,788)	—	—	(333,788)
Intangible assets acquired	—	(48,805)	—	—	(48,805)
Intercompany activity	—	21,964	—	(21,964)	—
Proceeds from dispositions of assets and investments	—	10,217	—	—	10,217
Net cash used in investing activities	—	(350,412)	—	(21,964)	(372,376)
Financing activities:
Net proceeds from revolver	280,000	—	—	—	280,000
Principal payments on long-term debt	—	(16,426)	—	—	(16,426)
Change in zero balance cash accounts	—	30,685	—	—	30,685
Net proceeds from issuance of common stock	4,412	—	—	—	4,412
Excess tax benefit on stock options and restricted stock	—	3,809	—	—	3,809
Intercompany activity	(21,964)	—	—	21,964	—
Net cash provided by financing activities	262,448	18,068	—	21,964	302,480
Increase in cash and cash equivalents	—	89,644	5,913	—	95,557
Cash and cash equivalents, beginning of period	—	90,569	33,902	—	124,471
Cash and cash equivalents, end of period	$—	$180,213	$39,815	$—	$220,028

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a full service pharmacy retail healthcare company, providing our customers and communities with the highest level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our Pharmacy Services segment. We accomplish our goal of delivering comprehensive care to our customers through our 4,547 retail drugstores, 92 RediClinic walk-in retail health clinics and transparent and traditional EnvisionRx and MedTrak pharmacy benefit managers with over 4.0 million plan members. We also offer fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies. Additionally through EIC, EnvisionRx also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide additional value and broader choice to customers, patients and payors and allows us to succeed in today’s evolving healthcare marketplace.

We currently have two reportable business segments: Retail Pharmacy and Pharmacy Services.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 4,547 retail locations. In addition, the Retail Pharmacy segment includes 92 RediClinic walk-in retail clinics, of which 56 are located within Rite Aid retail stores in the Baltimore/Washington D.C, Philadelphia and Seattle markets.

Pharmacy Services Segment

Our Pharmacy Services segment, which was acquired on June 24, 2015 through our acquisition of EnvisionRx, provides a full range of pharmacy benefit services. The Pharmacy Services segment provides both transparent and traditional pharmacy benefit management (“PBM”) options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies; access to the nation’s largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC’s EnvisionRx Plus product offering. The segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, other sponsors of health benefit plans and individuals throughout the United States.

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

On October 19, 2016, in accordance with the terms of the Merger Agreement, we, along with WBA, jointly agreed to extend the “End Date” (as defined in the Merger Agreement) to January 27, 2017.

On December 19, 2016, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with AFAE, LLC, a Tennessee limited liability company (“Buyer”), Fred’s (solely for the purposes set forth in the Asset Purchase Agreement) and WBA (solely for the purposes set forth in the Asset Purchase Agreement).  Pursuant to the terms and subject to the conditions set forth in the Asset Purchase Agreement, Buyer will purchase 865 stores from us (the “Acquired Stores”) and certain specified assets related thereto for a purchase price of $950.0 million plus Buyer’s assumption of certain of our liabilities (the “Sale”).

Completion of the Sale is subject to various closing conditions, including but not limited to (i) the closing of the proposed acquisition of us by WBA (the “Rite Aid Acquisition”), (ii) the Federal Trade Commission (“FTC”) having issued publicly the proposed final judgment relating to the Acquired Stores in connection with the Rite Aid Acquisition identifying Buyer as being preliminarily approved as the purchaser of the assets purchased under the Asset Purchase Agreement, (iii) filings with or receipt of approval from the applicable state boards of pharmacy, and (iv) the absence of a material adverse effect on the stores being acquired in the Sale.

The parties to the Asset Purchase Agreement have each made customary representations and warranties. We have agreed to various covenants and agreements, including, among others, our agreement to conduct business at the Acquired Stores in the ordinary course during the period between the execution of the Asset Purchase Agreement and the closing of the Sale, subject to certain exceptions.  Fred’s and Buyer have also agreed to various covenants and agreements in the Asset Purchase Agreement, including, among other things, (i) Fred’s and Buyer’s agreement to use their reasonable best efforts to obtain all authorizations and approvals from governmental authorities and (ii) Fred’s and Buyer’s agreement to (x) prepare and furnish all necessary information and documents reasonably requested by the FTC, (y) use reasonable best efforts to demonstrate to the FTC that each of Fred’s and Buyer is an acceptable purchaser of, and will compete effectively using, the assets purchased in the Sale, and (z) reasonably cooperate with WBA and us in obtaining all FTC approvals.  In the event that the FTC requests changes to the Asset Purchase Agreement, the parties agreed to negotiate in good faith to make the necessary changes.  To the extent the FTC requests that additional stores be sold, and WBA agrees to sell such stores, each of Fred’s and Buyer has agreed to buy those stores.

The Asset Purchase Agreement contains specified termination rights for us, WBA and Buyer, including a mutual termination right (i) in the event of the issuance of a final, nonappealable governmental order permanently restraining the Sale or (ii) in the event that the Merger Agreement is terminated in accordance with its terms.  WBA has additional termination rights, if, among others thing, (i) Buyer or Fred’s is not preliminarily approved by the FTC or other necessary governmental authority as purchaser of the assets in the Sale or (ii) the FTC informs WBA or its affiliates in writing that the Director of the Bureau of Competition will not recommend approval of Fred’s or Buyer as purchaser of the assets in the Sale.

While WBA is actively engaged in discussions with the FTC regarding the transaction and is working towards a close of the Merger in early calendar 2017, there can be no assurance that the requisite regulatory approvals will be obtained, or that the Merger or the Sale will be completed within the time periods contemplated by the Merger Agreement and Asset Purchase Agreement.

Overview of Financial Results

Net Income:  Our net income for the thirteen and thirty-nine week periods ended November 26, 2016 was $15.0 million or $0.01 per basic and diluted share and $25.2 million or $0.02 per basic and diluted share, respectively, compared to net income of $59.5 million or $0.06 per basic and diluted share and $99.8 million or $0.10 per basic and diluted share, respectively, for the thirteen and thirty-nine week periods ended November 28, 2015. The operating results for the thirteen and thirty-nine week period ended November 26, 2016 include the operating results of EnvisionRx. The operating results for the thirteen and thirty-nine week periods ended November 28, 2015 include the operating results of EnvisionRx subsequent to the June 24, 2015 acquisition date. The decline in the thirteen week operating results was due primarily to a decline in Adjusted EBITDA, partially offset by lower income tax expense. The decline in the thirty-nine week operating results was due primarily to a decline in Adjusted EBITDA and a higher LIFO charge, partially offset by lower income tax expense and a $33.2 million loss on debt retirement in the prior year related to the redemption of our 8.00% Notes.

Adjusted EBITDA:  Our adjusted EBITDA for the thirteen and thirty-nine week periods ended November 26, 2016 was $274.1 million or 3.4 percent of revenues and $872.8 million or 3.6 percent of revenues, respectively, compared to $373.2 million or 4.6 percent of revenues and $1,019.3 million or 4.5 percent of revenues for the thirteen and thirty-nine week periods ended November 28, 2015, respectively.  Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 26, 2016 includes the Adjusted EBITDA of EnvisionRx. The Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 28, 2015 includes the Adjusted EBITDA of EnvisionRx subsequent to the June 24, 2015 acquisition date.  The decline in our Adjusted EBITDA for the thirteen week period ended November 26, 2016 was due primarily to a decrease of $117.5 million in the Retail Pharmacy segment resulting from lower pharmacy gross profit, partially offset by an increase in front end gross profit. Pharmacy gross profit decreased because of lower reimbursement rates and script count. The decline in Retail Pharmacy segment Adjusted EBITDA was partially offset by an increase of $18.5 million of Pharmacy Services segment Adjusted EBITDA. This increase was due to an increase in revenues and strong operating results in the current year.

The decline in our Adjusted EBITDA for the thirty-nine week period ended November 26, 2016 was due primarily to a decrease of $222.9 million in the Retail Pharmacy segment due to lower gross profit and higher SG&A expense. Gross profit declined due to lower pharmacy gross profit, partially offset by an increase in front end gross profit. Pharmacy gross profit decreased due to lower reimbursement rates and script count. SG&A expense increased due to higher payroll and benefit costs. The decline in the Retail Pharmacy segment Adjusted EBITDA was partially offset by an increase of $76.5 million of Pharmacy Services segment Adjusted EBITDA. The increase in the Pharmacy Services segment Adjusted EBITDA was due to an increase in revenues and strong operating results in the current year and the fact that prior year’s Adjusted EBITDA includes activities beginning on the June 24, 2015 acquisition date.

Please see the section entitled “Segment Analysis” below for additional details regarding gross profit.

Consolidated Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	(dollars in thousands)
Revenues(a)	$8,089,726	$8,154,184	$24,303,712	$22,466,521
Revenue (decline) growth	(0.8)%	21.8%	8.2%	14.2%
Net income	$15,010	$59,543	$25,195	$99,848
Net income per diluted share	$0.01	$0.06	$0.02	$0.10
Adjusted EBITDA(b)	$274,147	$373,166	$872,802	$1,019,253
Adjusted Net Income(b)	$23,285	$87,151	$69,997	$173,038
Adjusted Net Income per Diluted Share(b)	$0.02	$0.08	$0.07	$0.17

(a)                                 Revenues for the thirteen and thirty-nine weeks ended November 26, 2016 exclude $91,383 and $275,662, respectively, of inter-segment activity that is eliminated in consolidation. Revenues for the thirteen and thirty-nine weeks ended November 28, 2015 exclude $90,854 and $145,210, respectively, of inter-segment activity that is eliminated in consolidation.

(b)                                 See “Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 0.8% for the thirteen weeks ended November 26, 2016 compared to an increase of 21.8% for the thirteen weeks ended November 28, 2015. Revenues increased 8.2% for the thirty-nine weeks ended November 26, 2016 compared to 14.2% for the thirty-nine weeks ended November 28, 2015. Revenues for the thirteen and thirty-nine week periods ended November 26, 2016 include revenues of $1,645.8 million and $4,883.1 million, respectively, relating to our Pharmacy Services segment, compared to Pharmacy Services segment revenues of $1,500.9 million and $2,572.8 million, respectively, for the thirteen and thirty-nine week periods ended November 28, 2015.  Revenues for the thirteen and thirty-nine weeks ended November 26, 2016 exclude $91.4 million and $275.7 million, respectively, of inter-segment activity that is eliminated in consolidation, compared to $90.9 million and $145.2 million, respectively, of inter-segment activity that is eliminated in consolidation for the thirteen and thirty-nine weeks ended November 28, 2015. Same store sales trends for the thirteen and thirty-nine week periods ended November 26, 2016 and November 28, 2015 are described in the “Segment Analysis” section below.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	(dollars in thousands)
Cost of revenues (a)	$6,194,866	$6,151,305	$18,597,809	$16,681,822
Gross profit	1,894,860	2,002,879	5,705,903	5,784,699
Gross margin	23.4%	24.6%	23.5%	25.7%
Selling, general and administrative expenses	1,773,862	1,777,647	5,345,356	5,203,058
Selling, general and administrative expenses as a percentage of revenues	21.9%	21.8%	22.0%	23.2%
Lease termination and impairment charges	7,265	7,011	20,279	21,670
Interest expense	106,309	106,879	316,810	345,895
Loss on debt retirements, net	—	—	—	33,205
Loss on sale of assets, net	501	3,331	1,731	3,651

(a)                                 Cost of revenues for the thirteen and thirty-nine weeks ended November 26, 2016 exclude $91,383 and $275,662, respectively, of inter-segment activity that is eliminated in consolidation. Cost of revenues for the thirteen and thirty-nine weeks ended November 28, 2015 exclude $90,854 and $145,210, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit decreased by $108.0 million and $78.8 million for the thirteen and thirty-nine week periods ended November 26, 2016, respectively compared to the thirteen and thirty-nine week periods ended November 28, 2015. Gross profit for the thirteen week period ended November 26, 2016 includes incremental gross profit of $22.1 million relating to our Pharmacy Services segment and a decline of $130.1 million in our Retail Pharmacy segment. Gross profit for the thirty-nine week period ended November 26, 2016 includes incremental gross profit of $146.6 million relating to our Pharmacy Services segment and a decline of $225.4 million in our Retail Pharmacy segment. Gross margin was 23.4% and 23.5%, respectively for the thirteen and thirty-nine week periods ended November 26, 2016 compared to 24.6% and 25.7%, respectively, for the thirteen and thirty-nine week periods ended November 28, 2015. The decrease in gross margin is due primarily to revenue growth in our Pharmacy Services segment, which carries a lower gross margin as a percentage of revenue, as well as lower reimbursement rates in the Retail Pharmacy segment that were not offset by improvements in prescription drug costs. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A decreased $3.8 million and increased $142.3 million for the thirteen and thirty-nine week periods ended November 26, 2016, respectively, compared to the thirteen and thirty-nine week periods ended November 28, 2015.  The decrease in SG&A for the thirteen week period ended November 26, 2016 includes a decrease of $ 7.8 million relating to our Retail Pharmacy segment, partially offset by an increase of $4.0 million relating to our Pharmacy Services segment. The increase in SG&A for the thirty-nine week period ended November 26, 2016 includes an increase of $96.1 million relating to our Pharmacy Services segment, as well as an increase of $46.2 million relating to our Retail Pharmacy segment. The decrease in our Retail Pharmacy segment SG&A expense for the thirteen week period ended November 26, 2016 is due to tight operating expense control. The increase in SG&A expense for the thirty-nine week period ended November 26, 2016 is due to higher payroll and increased benefit costs. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
Impairment charges	$957	$540	$1,654	$818
Lease termination charges	6,308	6,471	18,625	20,852
	$7,265	$7,011	$20,279	$21,670

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

Interest Expense

Interest expense was $106.3 million and $316.8 million for the thirteen and thirty-nine week periods ended November 26, 2016, respectively, compared to $106.9 million and $345.9 million for the thirteen and thirty-nine week periods ended November 28, 2015, respectively. The decrease in interest expense for the thirty-nine week period ended November 26, 2016 was primarily due to the prior year amortization of bridge loan commitment fees relating to the EnvisionRx acquisition. The weighted average interest rates on our indebtedness for the thirty-nine week periods ended November 26, 2016 and November 28, 2015 were 5.3% and 5.5%, respectively.

Income Taxes

We recorded an income tax benefit of $8.1 million and an income tax expense of $48.5 million for the thirteen week periods ended November 26, 2016 and November 28, 2015, respectively, and an income tax benefit of $3.5 million and an income tax expense of $77.4 million for the thirty-nine week periods ended November 26, 2016 and November 28, 2015, respectively.  The income tax benefit for the thirteen week period ended November 26, 2016 and the income tax expense for the thirteen week period ended November 28, 2015 resulted in a tax rate of (116.8)% and 44.9%, respectively.  The income tax benefit for the thirty-nine week period ended November 26, 2016 and the income tax expense for the thirty-nine week period ended November 28, 2015 resulted in a tax rate of (16.0)% and 43.7%, respectively.  The tax benefit for the thirteen and thirty-nine week periods ended November 26, 2016 was the result of lower projected earnings for the Retail Pharmacy segment which resulted in a cumulative adjustment to the annual effective tax rate.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain.  We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $215.5 million and $212.0 million, which relates primarily to state deferred tax assets at November 26, 2016 and February 27, 2016, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA.  The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail Pharmacy Segment	Pharmacy Services Segment	Intersegment Eliminations (1)	Consolidated Totals
Thirteen Week Period Ended
November 26, 2016:
Revenue	$6,535,274	$1,645,835	$(91,383)	$8,089,726
Gross Profit	1,791,803	103,057	—	1,894,860
Adjusted EBITDA(*)	221,716	52,431	—	274,147
November 28, 2015:
Revenue	$6,744,143	$1,500,895	$(90,854)	$8,154,184
Gross Profit	1,921,886	80,993	—	2,002,879
Adjusted EBITDA(*)	339,255	33,911	—	373,166
Thirty-Nine Week Period Ended
November 26, 2016:
Revenue	$19,696,304	$4,883,070	$(275,662)	$24,303,712
Gross Profit	5,416,519	289,384	—	5,705,903
Adjusted EBITDA(*)	729,186	143,616	—	872,802
November 28, 2015:
Revenue	$20,038,947	$2,572,784	$(145,210)	$22,466,521
Gross Profit	5,641,929	142,770	—	5,784,699
Adjusted EBITDA(*)	952,120	67,133	—	1,019,253

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

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	(dollars in thousands)
Revenues	$6,535,274	$6,744,143	$19,696,304	$20,038,947
Revenue (decline) growth	(3.1)%	0.8%	(1.7)%	1.8%
Same store sales (decline) growth	(3.4)%	0.9%	(1.8)%	1.9%
Pharmacy sales (decline) growth	(4.5)%	1.0%	(2.7)%	2.5%
Same store prescription count (decrease) increase	(2.4)%	0.2%	(1.2)%	0.6%
Same store pharmacy sales (decline) growth	(4.7)%	1.2%	(2.8)%	2.6%
Pharmacy sales as a % of total retail sales	68.9%	69.9%	68.8%	69.5%
Third party sales as a % of total pharmacy sales	98.2%	97.9%	98.1%	97.8%
Front-end sales growth	0.0%	0.3%	0.4%	0.3%
Same store front-end sales (decline) growth	(0.4)%	0.3%	0.3%	0.4%
Front-end sales as a % of total retail sales	31.1%	30.1%	31.2%	30.5%
Adjusted EBITDA(*)	$221,716	$339,255	$729,186	$952,120
Store data:
Total stores (beginning of period)	4,550	4,561	4,561	4,570
New stores	3	—	10	2
Store acquisitions	1	2	3	4
Closed stores	(7)	(3)	(27)	(16)
Total stores (end of period)	4,547	4,560	4,547	4,560
Relocated stores	9	5	19	10
Remodeled and expanded stores	95	96	259	324

(*)                                 See “Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 3.1% for the thirteen weeks ended November 26, 2016 compared to an increase of 0.8% for the thirteen weeks ended November 28, 2015. The decrease in revenues for the thirteen week period ended November 26, 2016 was primarily a result of a decrease in pharmacy same store sales.

Pharmacy same store sales decreased by 4.7% for the thirteen week period ended November 26, 2016 compared to the 1.2% increase in the thirteen week period ended November 28, 2015. The decrease in the current period is due primarily to continued lower reimbursement rates, an approximate 1.8% negative impact from generic introductions, and a 2.4% decrease in same store prescription count which is, in part, due to our limited access to certain narrow networks.

Front-end same store sales decreased 0.4% during the thirteen week period ended November 26, 2016.

Revenues decreased 1.7% for the thirty-nine weeks ended November 26, 2016 compared to an increase of 1.8% for the thirty-nine weeks ended November 28, 2015. The decrease in revenues for the thirty-nine week period ended November 26, 2016 was primarily a result of the decrease in pharmacy same store sales.

Pharmacy same store sales decreased by 2.8% for the thirty-nine week period ended November 26, 2016 compared to the 2.6% increase in the thirty-nine week period ended November 28, 2015. The decrease in the current period is due primarily to continued lower reimbursement rates, an approximate 1.6% negative impact from generic introductions, and a 1.2% decrease in same store prescription count which is, in part, due to our limited access to certain narrow networks.

Front-end same store sales increased by 0.3% during the thirty-nine week period ended November 26, 2016 compared to the 0.4% increase in the thirty-nine week period ended November 28, 2015. The same store front-end sales were positively impacted by our continuing investment in our Wellness format stores.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	(dollars in thousands)
Cost of revenues	$4,743,471	$4,822,257	$14,279,785	$14,397,018
Gross profit	1,791,803	1,921,886	5,416,519	5,641,929
Gross margin	27.4%	28.5%	27.5%	28.2%
FIFO gross profit(*)	1,805,553	1,927,872	5,457,780	5,659,888
FIFO gross margin(*)	27.6%	28.6%	27.7%	28.2%
Selling, general and administrative expenses	1,700,625	1,708,445	5,133,161	5,086,939
Selling, general and administrative expenses as a percentage of revenues	26.0%	25.3%	26.1%	25.4%

(*)                                 See “Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased $130.1 million for the thirteen week period ended November 26, 2016 as compared to the thirteen week period ended November 28, 2015.  Gross profit was negatively impacted by a decrease in pharmacy gross profit due to lower reimbursement rates and lower same store prescription count, that were not offset by improvements in prescription drug costs, partially offset by increased front-end gross profit.

Gross profit decreased $225.4 million for the thirty-nine week period ended November 26, 2016 as compared to the thirty-nine week period ended November 28, 2015. Gross profit was negatively impacted by a decrease in pharmacy gross profit due to lower reimbursement rates and lower same store prescription count, partially offset by increased front-end gross profit.

Gross margin was 27.4% and 27.5% of sales for the thirteen and thirty-nine week periods ended November 26, 2016, respectively, compared to 28.5% and 28.2% of sales for the thirteen and thirty-nine week periods ended November 28, 2015, respectively. The decrease in gross margin for the thirteen and thirty-nine week periods was due primarily to continued reimbursement rate pressures and a higher estimated LIFO charge.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $13.8 million and $41.3 million for the thirteen and thirty-nine week periods ended November 26, 2016, respectively, compared to $6.0 million and $18.0 million for the thirteen and thirty-nine week periods ended November 28, 2015, respectively. This year’s LIFO charge is higher due to higher inventory balances.

Selling, General and Administrative Expenses

SG&A expenses as a percentage of revenues were 26.0% in the thirteen week period ended November 26, 2016 compared to 25.3% in the thirteen week period ended November 28, 2015. The increase in SG&A as a percentage of revenues was due primarily to declining Retail Pharmacy segment sales leverage.

SG&A expenses as a percentage of revenues were 26.1% in the thirty-nine week period ended November 26, 2016 compared to 25.4% in the thirty-nine week period ended November 28, 2015. The increase in SG&A as a percentage of revenues was due primarily to salary and payroll related increases, higher occupancy costs, increased depreciation and amortization related to our incremental capital investment in our Wellness store remodel program and declining Retail Pharmacy segment sales leverage.

Pharmacy Services Segment Results of Operations

Acquisition of EnvisionRx

On June 24, 2015, we completed our acquisition of EnvisionRx, pursuant to the terms of the agreement (“Agreement”) dated February 10, 2015. EnvisionRx, our Pharmacy Services segment, is a full-service pharmacy benefit provider. EnvisionRx provides both transparent and traditional pharmacy benefit manager (“PBM”) options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies; access to the nation’s largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC’s EnvisionRx Plus Silver product for the low income auto-assign market and its Clear Choice product for the chooser market. EnvisionRx operates as our 100 percent owned subsidiary. We believe that the acquisition of EnvisionRx will enable us to expand our retail healthcare platform and enhance our health and wellness offerings by combining EnvisionRx’s broad suite of PBM and pharmacy-related businesses with our established retail platform to provide our customers and patients with an integrated offering across retail, specialty and mail-order channels.

Pharmacy Services Segment Results of Operations

Pharmacy Services segment revenue for the thirteen week period ended November 26, 2016 was $1,645.8 million compared to revenue of $1,500.9 million for the thirteen week period ended November 28, 2015. Pharmacy Services segment revenue for the thirty-nine week period ended November 26, 2016 was $4,883.1 million compared to revenue of $2,572.8 million for the thirty-nine week period ended November 28, 2015. The increase in the thirteen week revenue for the segment is due to early 2016 and mid-year 2015 customer additions and revenue growth at EnvisionPharmacies and Design Rx. The increase in the thirty-nine week revenue for the segment is due to a full year of Pharmacy Services segment operations being included in the current year as compared to a partial year in the prior year. In addition, revenues for the thirty-nine week period ended November 26, 2016 was positively impacted by early 2016 and mid-year 2015 customer additions and revenue growth at EnvisionPharmacies and Design Rx.

Gross profit for the thirteen week period ended November 26, 2016 was $103.1 million as compared to gross profit of $81.0 million for the thirteen week period ended November 28, 2015. Gross profit for the thirty-nine week period ended November 26, 2016 was $289.4 million as compared to gross profit of $142.8 million for the thirty-nine week period ended November 28, 2015. The increase in the thirteen week gross profit for the segment is due to customer additions. The increase in the thirty-nine week gross profit for the segment is due to a full year of Pharmacy Services segment operating results being included in the current year as compared to a partial year in the prior year. In addition, gross profit for the thirty-nine week period ended November 26, 2016 was positively impacted by customer additions.

Pharmacy Services segment selling, general and administrative expenses for the thirteen and thirty-nine week periods ended November 26, 2016 were $73.2 million and $212.2 million, respectively, as compared to $69.2 million and $116.1 million, respectively, of selling, general and administrative expenses for the thirteen and thirty-nine week periods ended November 28, 2015. The increase in the selling, general and administrative expenses for the thirteen week period ended November 26, 2016 is the result of additional costs to service new PBM customers. The increase in the selling, general and administrative expenses for the thirty-nine week period ended November 26, 2016 is the result of a full period of operating results in fiscal 2017 as compared to a partial period of operating results in the prior year, as well as from additional costs to service new PBM customers.

Pharmacy Services Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 26, 2016 was $52.4 million or 3.2 percent of Pharmacy Services revenue and $143.6 million or 2.9 percent of Pharmacy Services revenue, respectively, as compared to $33.9 million or 2.3 percent of Pharmacy Services revenue and $67.1 million or 2.6 percent of Pharmacy Services revenue, respectively, for the thirteen and thirty-nine week periods ended November 28, 2015. The increase in the thirteen week Adjusted EBITDA for the segment is due to an increase in revenues. The increase in the thirty-nine week Adjusted EBITDA for the segment is due to an increase in revenues and the fact that prior year’s Pharmacy Services segment results do not reflect a full quarter’s ownership of EnvisionRx.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our Amended and Restated Senior Secured Credit Facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of November 26, 2016 was $1,273.2 million, which consisted of revolver borrowing capacity of $1,255.1 million and invested cash of $18.1 million.

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

Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 26, 2016, we had $2,380.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $64.9 million, which resulted in additional borrowing capacity of $1,255.1 million. If at any time the total credit exposure outstanding under our Amended and Restated Senior Secured Credit Facility and the principal amount of our other senior obligations exceeds the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall. Additionally, the Merger Agreement limits our ability to incur additional indebtedness for borrowed money, including a requirement that borrowings under the revolver not exceed $3.0 billion in the aggregate immediately prior to the closing of the Merger.

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

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolving credit facility is less than $200.0 million or (b) on the third consecutive business day on which availability under the revolving credit facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolving credit facility is equal to or greater than $250.0 million. As of November 26, 2016, the availability was at a level that did not did not trigger this covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of November 26, 2016, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.5 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). However, we currently cannot incur any additional secured debt assuming a fully drawn revolver and the outstanding letters of credit. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of November 26, 2016, we had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

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

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash flow provided by operating activities was $165.5 million and $669.5 million in the thirty-nine week periods ended November 26, 2016 and November 28, 2015, respectively. Operating cash flow was negatively impacted by increases in accounts receivable, inventory and other assets and liabilities, partially offset by an increase in accounts payable.  Accounts receivable increased primarily due to increased receivables at our Pharmacy Services segment, based on their normal business cycle and the growth in the PBM business.  Inventory increased at our Retail Pharmacy segment, in both pharmacy and front end.  Pharmacy inventory increased due to increases in safety stock following an extended period of inventory reductions while front end inventory increased primarily due to seasonal inventory build.  Other assets and liabilities increased due to the timing of rent payments in our Retail Pharmacy segment.  These negative working capital changes were partially offset by an increase in accounts payable, which was due to the timing of inventory purchases at our Retail Pharmacy segment and increased amounts payable to our pharmacy network relating to the growth of our Pharmacy Services segment.

Cash used in investing activities was $372.4 million and $2,281.6 million for the thirty-nine week periods ended November 26, 2016 and November 28, 2015, respectively. Cash used in investing activities primarily decreased as compared to the prior year due to expenditures of $1,778.4 million, net of cash acquired, related to the acquisition of EnvisionRx in the prior year. Cash used for the purchase of property, plant, and equipment was lower than in the prior year due to fewer Wellness store remodels in the current year.

Cash provided by financing activities was $302.5 million and $1,722.4 million for the thirty-nine week periods ended November 26, 2016 and November 28, 2015, respectively. Cash provided by financing activities for the thirty-nine weeks ended November 26, 2016 includes net borrowings from the revolver of $280.0 million. Cash provided by financing activities for the thirty-nine weeks ended November 28, 2015 reflects $1.8 billion in proceeds from our 6.125% Notes, which was used to finance the cash portion of our acquisition of EnvisionRx.

Capital Expenditures

During the thirteen and thirty-nine week periods ended November 26, 2016 and November 28, 2015 capital expenditures were as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
New store construction, store relocation and store remodel projects	$64,348	$76,341	$191,839	$242,395
Technology enhancements, improvements to distribution centers and other corporate requirements	43,722	66,314	141,949	171,943
Purchase of prescription files from other retail pharmacies	19,936	54,150	48,805	97,612
Total capital expenditures	$128,006	$196,805	$382,593	$511,950

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

The following is a reconciliation of our net income to Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 26, 2016 and November 28, 2015:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	(dollars in thousands)
Net income	$15,010	$59,543	$25,195	$99,848
Interest expense	106,309	106,879	316,810	345,895
Income tax (benefit) expense	(8,087)	48,468	(3,468)	77,372
Depreciation and amortization expense	143,245	136,434	424,084	373,782
LIFO charge	13,750	5,986	41,261	17,959
Lease termination and impairment charges	7,265	7,011	20,279	21,670
Loss on debt retirements, net	—	—	—	33,205
Other	(3,345)	8,845	48,641	49,522
Adjusted EBITDA	$274,147	$373,166	$872,802	$1,019,253

The following is a reconciliation of our net income to Adjusted Net Income and Adjusted Net Income per Diluted Share for the thirteen and thirty-nine week periods ended November 26, 2016 and November 28, 2015. Adjusted Net Income is defined as net income excluding the impact of amortization of EnvisionRx intangible assets, merger and acquisition-related costs, loss on debt retirements and LIFO adjustments. We calculate Adjusted Net Income per Diluted Share using our above-referenced definition of Adjusted Net Income. We believe Adjusted Net Income and Adjusted Net Income per Diluted Share serve as appropriate measures to be used in evaluating the performance of our business and help our investors better compare our operating performance over multiple periods. Adjusted Net Income per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2016	November 28, 2015	November 26, 2016	November 28, 2015
	(dollars in thousands)
Net income	$15,010	$59,543	$25,195	$99,848
Add back—Income tax (benefit) expense	(8,087)	48,468	(3,468)	77,372
Income before income taxes	6,923	108,011	21,727	177,220
Adjustments:
Amortization of EnvisionRx intangible assets	21,049	21,177	62,217	38,217
LIFO charge	13,750	5,986	41,261	17,959
Loss on debt retirements, net	—	—	—	33,205
Merger and Acquisition-related costs	1,964	10,078	6,122	21,796
Adjusted income before income taxes	43,686	145,252	131,327	288,397
Adjusted income tax expense(a)	20,401	58,101	61,330	115,359
Adjusted net income	$23,285	$87,151	$69,997	$173,038
Net income per diluted share	$0.01	$0.06	$0.02	$0.10
Adjusted net income per diluted share	$0.02	$0.08	$0.07	$0.17

(a)                                 The fiscal year 2017 and 2016 annual effective tax rates, adjusted to exclude amortization of EnvisionRx intangible assets, LIFO charges and Merger and Acquisition-related costs from projected book income, are used for the thirteen and thirty-nine weeks ended November 26, 2016 and November 28, 2015, respectively.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of November 26, 2016.

Fiscal Year	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value at 11/26/2016
	(dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$90	$—	$—	$—	$902,000	$3,033,000	$3,935,090	$4,220,221
Average Interest Rate	7.61%	0.00%	0.00%	0.00%	9.25%	6.48%	7.11%
Variable Rate	$—	$—	$—	$2,380,000	$470,000	$500,000	$3,350,000	$3,356,612
Average Interest Rate	0.00%	0.00%	0.00%	2.21%	5.75%	4.88%	3.10%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility, Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of November 26, 2016, our annual interest expense would change by approximately $29.7 million.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Fiscal Year 2016 10-K, filed with the SEC on April 25, 2016, in Part II, Item 1 of our Fiscal Year 2017, first quarter 10-Q filed with the SEC on July 5, 2016 and in Part II, Item 1 of our Fiscal Year 2017, second quarter 10-Q filed with the SEC on October 4, 2016.  The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with the 10-K and our Fiscal Year 2017, first quarter 10-Q and second quarter 10-Q.

With respect to the previously disclosed Omlansky qui tam lawsuit, on October 5, 2016, Rite Aid’s demurrer was granted and plaintiff’s complaint was dismissed with leave for plaintiff to file an amended complaint.  Plaintiff filed a Third Amended Complaint to which Rite Aid filed a second demurrer, which is pending.

ITEM 1A.  Risk Factors

In addition to the risk factors set forth below and the other information set forth in this Quarterly Report, you should carefully consider factors discussed in Part 1, Item 1A, “Risk Factors”, in our Fiscal 2016 10-K, filed with the SEC on April 25, 2016, which could materially affect our business, financial condition or future results.

Risks Related to the Proposed WBA Merger and the Sale

The Merger with WBA and the Sale are subject to closing conditions, including governmental and regulatory approvals as well as other uncertainties and there can be no assurances as to whether and when the Merger and the Sale may be completed. Failure to complete the Merger or Sale could negatively impact our stock price, future business and financial results.

There can be no assurance that the proposed Merger with WBA or the Sale will occur. On February 4, 2016, the proposal to adopt the Merger was approved by holders of approximately 74% of our outstanding common stock entitled to vote as of the record date. However, completion of the Merger is subject to certain conditions, including, among others, (i) the absence of any order or law prohibiting the Merger; (ii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the accuracy of the parties’ respective representations and warranties, subject in some instances to materiality or “Material Adverse Effect” qualifiers, as of the date of the Merger Agreement and the closing date of the Merger; (iv) the parties’ respective performance in all material respects (or, with respect to Rite Aid’s specified obligations relating to incurring indebtedness, in all respects) of their respective agreements and covenants contained in the Merger Agreement at or prior to the closing of the Merger; and (v) the absence of a “Material Adverse Effect” with respect to us, since the execution of and as defined in the Merger Agreement, including the absence of any event, development, circumstance, change, effect, condition or occurrence that results in, at closing, Rite Aid’s last twelve (12) months Adjusted EBITDA (as such term is defined in the Merger Agreement), being less than $1.075 billion determined as of the end of the last fiscal month ended prior to closing for which internal financial statements of Rite Aid are available. Similarly, consummation of the Sale is subject to various closing conditions, including but not limited to (i) the closing of the Merger with WBA, (ii) the FTC having issued publicly the proposed final judgment relating to the Acquired Stores in connection with the Merger with WBA identifying Buyer as being preliminarily approved as the purchaser of the assets purchased under the Asset Purchase Agreement, (iii) filings with or receipt of approval from the applicable state boards of pharmacy, and (iv) the absence of a material adverse effect on the stores being acquired in the Sale. There can be no assurance that the requisite regulatory approvals will be obtained, that the other closing conditions will be satisfied, or that the Merger and/or the Sale will be completed within the required time period pursuant to the Merger Agreement and Asset Purchase Agreement, as applicable. Satisfaction of the closing conditions may delay the completion of the Merger and the Sale, and if certain closing conditions are not satisfied prior to the end date specified in the Merger Agreement or in the Asset Purchase Agreement, as applicable, the parties will not be obligated to complete the Merger or the Sale, as applicable.

If the Merger or Sale is not completed for any reason, we will have incurred substantial expenses. We have incurred substantial legal, accounting and financial advisory fees that are payable by us whether or not the Merger or Sale is completed, and our management has devoted considerable time and effort in connection with the pending Merger and Sale. If the Merger Agreement is terminated under certain limited circumstances, the Merger Agreement may require us to pay WBA a termination fee of $325 million. For these and other reasons, a failed Merger or Sale could materially adversely affect our business, operating results or financial condition. In addition, the trading price of our common stock could be adversely affected to the extent that the current price reflects an assumption that the Merger and the Sale will be completed.

The pendency of the Merger and the Sale may cause disruptions in our business, which could have an adverse effect on our business, financial condition or results of operations.

The pendency of the Merger and the Sale could cause disruptions in and create uncertainty regarding our business, which could have an adverse effect on our financial condition and results of operations, regardless of whether the Merger and the Sale are completed. These risks, which could be exacerbated by a delay in the completion of the Merger and the Sale, include the following:

• certain vendors may change their programs or processes which might adversely affect the supply or cost of the products, which then might adversely affect our stores sales or gross profit;

• negotiations with third party payors might be adversely affected which then might adversely affect our stores sales or gross profit;

• our current and prospective associates may experience uncertainty about their future roles with WBA or Fred’s, as applicable, which might adversely affect our ability to attract and retain key personnel;

• key management and other employees may be difficult to retain or may become distracted from day-to-day operations because matters related to the Merger or the Sale may require substantial commitments of their time and resources, which could adversely affect our operations and financial results;

• our current and prospective customers may experience uncertainty about the ability of our stores to meet their needs, which might cause customers to make purchases or fill their prescriptions elsewhere;

• our ability to pursue alternative business opportunities, including strategic acquisitions, is limited by the terms of the Merger Agreement and the Asset Purchase Agreement. If the Merger or the Sale is not completed for any reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected;

• our ability to make appropriate changes to our business may be restricted by covenants in the Merger Agreement or the Asset Purchase Agreement; these restrictions generally require us to conduct our business in the ordinary course and subject us to a variety of specified limitations absent WBA’s or Buyer’s prior written consent, as applicable. We may find that these and other contractual restrictions in the Merger Agreement or the Asset Purchase Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable; and

• the costs and potential adverse outcomes of litigation relating to the Merger or the Sale.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities.  The table below is a listing of repurchases of common stock during the third quarter of fiscal 2017.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
August 28 to September 24, 2016(1)	10	$8.02	—	—
September 25 to October 22, 2016	—	$—	—	—
October 23 to November 26, 2016	—	$—	—	—

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

Exhibit 4.1 to Form 8-K, filed on April 2, 2015

Exhibit Numbers	Description	Incorporation By Reference To
11	Statement regarding computation of earnings per share (See Note 4 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at November 26, 2016 and February 27, 2016, (ii) Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended November 26, 2016 and November 28, 2015, (iii) Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine week periods ended November 26, 2016 and November 28, 2015, (iv) Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended November 26, 2016 and November 28, 2015 and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 5, 2017	RITE AID CORPORATION

	By:	/s/ DARREN W. KARST
Darren W. Karst
Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Date: January 5, 2017	By:	/s/ DOUGLAS E. DONLEY
Douglas E. Donley
Senior Vice President and Chief Accounting Officer