Form 10-K
period 2017-03-04
RITE AID CORP
filed 2017-05-03
CIK 84129

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 4, 2017
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "Large Accelerated Filer," "Accelerated Filer," "Smaller Reporting Company" and "Emerging Growth Company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on August 27, 2016 was approximately $7,769,703,679. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.

         As of April 17, 2017 the registrant had outstanding 1,053,663,926 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's annual meeting of stockholders to be held on or before July 17, 2017 are incorporated by reference into Part III.

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

  •
  the continued impact of private and public third party payors reduction in prescription drug reimbursement rates and their ongoing efforts to limit access to payor networks, including through mail order;

  •
  our ability to achieve the benefits of our efforts to reduce the costs of our generic and other drugs, and our ability to achieve drug pricing efficiencies;

  •
  the inability to complete the proposed Merger (as defined below), due to the failure to obtain stockholder approval to adopt the Merger Agreement (as defined below) or failure to satisfy the remaining conditions to the completion of the Merger, including receipt of required regulatory approvals and other risks related to obtaining the requisite consents to the Merger;

  •
  the inability to complete the proposed Sale (as defined below) to a wholly owned subsidiary of Fred's, Inc. (NASDAQ: FRED) ("Fred's") due to the failure to satisfy the conditions to the completion of the Sale, including receipt of required regulatory approvals, and other risks related to obtaining the requisite consents to the Sale;

  •
  the likelihood that, if the Merger is completed, the per share merger consideration would be $6.50 per share as a result of divestitures required to complete the Merger;

  •
  the continuing effect of the pending Merger or Sale, including the effect of the announcement of the Amendment (as defined below), on our business relationships (including, without limitation, customers and suppliers), operating results and business generally, and the risk that there may be a material adverse change of Rite Aid as a result of uncertainty surrounding the transaction;

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

  •
  the risk that changes in federal or state laws or regulations, including the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection and the Affordable Care Act (or "Patient Care Act") and any regulations enacted thereunder may occur;

  •
  the risk that provider and state contract changes may occur;

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

  •
  the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

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

  •
  the risk that a governmental entity may prohibit, delay or refuse to grant approval, including antitrust approval, for the completion of the Merger or may require conditions, limitations or restrictions in connection with such approvals, including the risk that the FTC may not approve the transaction despite the changes the parties to the Merger Agreement and to the Asset Purchase Agreement are willing to make;

  •
  risks related to other business effects, including the effects of industry, market, economic, political (including as a result of the recent U.S. Presidential election) or regulatory conditions, future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies or competitive development including aggressive promotional activity from our competitors;

  •
  the risk that we could experience deterioration in our current Star rating with the Centers of Medicare and Medicaid Services ("CMS") or incur CMS penalties and/or sanctions;

  •
  the nature, cost and outcome of pending and future litigation and other legal proceedings or governmental investigations, including any such proceedings related to the Merger or Sale and instituted against us and others;

  •
  the risk that there may be a material adverse change of the Company or the Acquired Stores (as defined below);

  •
  there may be changes to our strategy in the event that the proposed transactions do not close, which may include delaying or reducing capital or other expenditures, selling assets or other operations, closing underperforming stores, attempting to restructure or refinance our debt, seeking additional capital or incurring other costs associated with restructuring our business;

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

 PART I

Item 1.    Business

Overview

        Rite Aid is the third largest retail drugstore chain in the United States based on both revenues and number of stores. As of March 4, 2017, we operated 4,536 stores in 31 states across the country and in the District of Columbia.

        Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange under the trading symbol of "RAD." We were incorporated in 1968 and are a Delaware corporation.

        In fiscal 2017, we continued reporting our business in two distinct segments. Our Retail Pharmacy Segment consists of Rite Aid stores, RediClinic and Health Dialog. Our Pharmacy Services Segment consists of EnvisionRx, our PBM that has been rebranded as EnvisionRxOptions ("EnvisionRx" or "EnvisionRxOptions").

        Retail Pharmacy Segment—In our Rite Aid retail stores, we sell prescription drugs and a wide assortment of other merchandise, which we call "front-end" products. In fiscal 2017, prescription drug sales accounted for 68.3% of our total drugstore sales. We believe that pharmacy operations will continue to represent a significant part of our business due to industry trends such as an aging population, increased life expectancy, anticipated growth in the federally funded Medicare Part D prescription program as "baby boomers" continue to enroll and the discovery of new and better drug therapies. We carry a full assortment of front-end products, which accounted for the remaining 31.7% of our total drug store sales in fiscal 2017. Front-end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, food and beverages, greeting cards, seasonal merchandise and numerous other everyday and convenience products.

        We differentiate our stores from other national chain drugstores, in part, through our wellness+ with Plenti loyalty program, our Wellness format stores, innovative merchandising, private brands and our strategic partnership with GNC, a leading retailer of vitamin and mineral supplements. We offer a wide variety of products through our portfolio of private brands, which contributed approximately 18.3% of our front-end sales in fiscal 2017.

        The average size of each store in our chain is approximately 12,700 square feet, and average store size is larger for our locations in the western United States. As of March 4, 2017, 63% of our stores were freestanding; 56% of our stores included a drive-thru pharmacy; and 52% included a GNC store within a Rite Aid store.

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

        Health Dialog, a Boston-based 100 percent owned subsidiary that Rite Aid acquired in April 2014, is a provider of healthcare coaching and disease management services to health plans and employers. Health Dialog provides these services using a call in line staffed by nurse practitioners and through an on-line platform.

        Pharmacy Services Segment—EnvisionRxOptions, a 100 percent owned subsidiary of Rite Aid, is a national, full-service PBM that also offers a broad range of pharmacy-related services. Given its rapid, recent growth and integration with Rite Aid, EnvisionRx rebranded its parent company and family of brands under EnvisionRxOptions to better reflect the breadth of capabilities it offers its customers. As a Rite Aid subsidiary, EnvisionRxOptions is a fully integrated provider with a differentiated approach to pharmacy benefits. EnvisionRx provides both transparent and traditional PBM options through its EnvisionRx and MedTrak PBM's, respectively. EnvisionRx's LakerSoftware provides a modern, scalable adjudication platform that powers both EnvisionRx and MedTrakRx, as well as other PBM's across the country that license this system. EnvisionRxOptions also offers fully integrated mail, specialty and compounding pharmacy services through EnvisionPharmacies; provides discounts for under and uninsured patients through EnvisionSavings; and serves one of the fastest growing demographics in healthcare—seniors enrolled in Medicare Part D through EnvisionInsurance and its national prescription drug plan, EnvisionRxPlus.

        Merger Agreement—On January 30, 2017, Walgreens Boots Alliance, Inc. (NASDAQ: WBA) ("WBA") and Rite Aid announced that they had entered into an amendment and extension of their previously announced definitive Agreement and Plan of Merger, dated as of October 27, 2015 (as amended by Amendment No. 1 thereto (the "Amendment") on January 29, 2017, the "Merger Agreement"), with Victoria Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of WBA ("Victoria Merger Sub"). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Victoria Merger Sub will merge with and into Rite Aid (the "Merger"), with Rite Aid surviving the Merger as a 100 percent owned direct subsidiary of WBA. The exact per share merger consideration will be determined based on the number of retail stores that WBA agrees to divest in connection with the parties' efforts to obtain the required regulatory approvals for the Merger, with the price set at $7.00 per share if 1,000 stores or fewer retail stores are required to be divested and at $6.50 per share if 1,200 retail stores are required to be divested (or more, if WBA agrees to sell more). If the required divestitures fall between 1,000 and 1,200 stores, then there will be a pro-rata adjustment of the price per share. While the exact per share merger consideration is not known as of the date of this report, based on discussions with the FTC regarding potential remedies after filing the preliminary proxy statement, if the Merger is completed, Rite Aid believes that the per share merger consideration would likely be $6.50 per share. WBA and Rite Aid also agreed to extend the end date under the previously announced agreement to July 31, 2017 to allow the parties additional time to obtain regulatory approval.

        Asset Purchase Agreement—Previously, WBA and Rite Aid announced on December 20, 2016 that they had entered into an Asset Purchase Agreement, dated as of December 19, 2016 (the "Asset Purchase Agreement"), with AFAE, LLC, a Tennessee limited liability company and wholly owned subsidiary of Fred's ("Buyer") and Fred's (solely for the purposes set forth in the Asset Purchase Agreement). Pursuant to the terms and subject to the conditions set forth in the Asset Purchase Agreement, Rite Aid agreed to sell 865 Rite Aid stores (the "Acquired Stores") and certain specified assets related to store operations to Buyer for a purchase price of $950.0 million plus Buyer's assumption of certain liabilities of Rite Aid and its affiliates (the "Sale"). Should the divestiture of up to 1,200 stores be required to obtain regulatory approval, all parties to the Asset Purchase Agreement agree to negotiate in good faith to amend the Asset Purchase Agreement accordingly. Completion of the Sale is subject to various closing conditions, including but not limited to, the closing of the proposed acquisition of Rite Aid by WBA (the "Rite Aid Acquisition") and the Federal Trade Commission (the "FTC") having issued publicly the proposed final judgment relating to the Acquired Stores in connection with the Rite Aid Acquisition identifying Buyer as being preliminarily approved as the purchaser of the assets purchased under the Asset Purchase Agreement.

Industry Trends

        The rate of pharmacy sales growth in the United States has slowed in recent years, driven by a decline in new blockbuster drugs, a longer FDA approval process, drug safety concerns, higher copays and an increase in the use of generic (non-brand name) drugs, which are less expensive but generate higher gross margins. New drug development in the next few years is expected to be concentrated in specialty prescriptions, which are targeted toward a specific disease state. These drugs are often complex and expensive. We expect prescription usage to continue to grow in the coming years due to the aging U.S. population, increased life expectancy, "baby boomers" continuing to become eligible for the federally funded Medicare prescription program and new drug therapies. Additionally, rising U.S. healthcare costs and the shortage of primary care physicians are creating opportunities for pharmacists and drugstores to play a more active role in driving positive health outcomes for patients. Services such as immunizations, medication therapy management, chronic condition management, clinics and medication compliance counseling extend our efforts well beyond filling prescriptions. We believe that offerings such as these could gain additional momentum in a rapidly changing healthcare environment. Uncertainty regarding the Patient Protection and Affordable Care Act and the potential reduction of patients that have access to insured prescription drug coverage could have a negative impact on our business.

        In terms of our traditional drug dispensing business, generic prescription drugs continue to help lower overall costs for customers and third party payors. We believe the utilization of existing generic pharmaceuticals will continue to increase, although the pace of introduction of new generic drugs is expected to slow. The gross profit from a generic drug prescription in the retail drugstore industry is generally greater than the gross profit from a brand drug prescription. However, the sale amount can be substantially less and can impact our overall revenues and same store sales.

        The retail drugstore industry is highly competitive. We believe that the competitive advantages from the increasing trend toward vertical integration resulting from the combination of retail pharmacy companies with pharmacy benefit managers, such as CVS Health, and aggressive generic pricing programs at competitors such as Wal-Mart and various supermarket chains will further increase competitive pressures in the industry. Front end product pricing has continued to be highly promotional in the retail drugstore business, which contributes to additional competitive pressures.

        The retail drugstore industry relies significantly on third party payors. Third party payors, including the Medicare Part D plans and the state-sponsored Medicaid and related managed care Medicaid agencies, at times change the eligibility requirements of participants or reduce certain reimbursement rates. These changes and reductions are expected to continue. Medicare Part D plans have also introduced plans that have restricted network options, under which a patient can elect a plan with a lower copay in exchange for the choice to use a limited number of pharmacies to fill their prescriptions. In order to participate in these restricted networks, retail pharmacies generally have to accept lower reimbursement rates. We expect the usage of these restricted network plans to continue to increase. When third party payors, including the Medicare Part D program and state-sponsored Medicaid agencies, reduce the number of participants and/or reduce their reimbursement rates, sales and margins in the industry could be reduced, and profitability of the industry adversely affected. These possible adverse effects can be partially offset by lowering our product cost, controlling expenses, dispensing more higher margin generics, finding new revenue streams through pharmacy services and dispensing more prescriptions overall.

Strategy

        During fiscal 2017, we experienced an erosion of pharmacy margin due to reimbursement rate pressures, an inability to offset these pressures with generic drug purchasing efficiencies and declining prescription counts due primarily to our lack of participation in Medicare Part D restricted networks.

In fiscal 2018, as we work to complete our merger with WBA our strategy will be to offset what we expect to be further reimbursement rate pressure through initiatives to grow sales as well as cost control measures.

        Following are descriptions of some of our key initiatives:

        Expanded Healthcare Services—In fiscal 2017, we continued to expand the role of our Rite Aid pharmacists in delivering wellness services that go beyond filling prescriptions. A key area of focus has been our immunizations program, which has grown significantly in recent years. In fiscal 2017, our pharmacists administered more than 4.0 million immunizations, including more than 3.2 million flu shots and approximately 0.8 million other immunizations that protect against conditions like shingles, pneumonia and whooping cough. Immunizations will continue to be a key priority in fiscal 2018.

        At the same time, helping our patients take their medications as prescribed continues to be a critical opportunity to improve their health and wellness while also lowering healthcare costs by avoiding illnesses and hospital visits. To support our ongoing efforts, we've launched One Trip Refills, which allows our patients to refill all of their monthly maintenance medications by making a single trip to the pharmacy. The program has been well received by our patients, and when combined with our existing services to send alerts via text message, e-mail or phone when a prescription is ready to be picked up, it creates a more patient-friendly experience for our Rite Aid customers.

        An important part of our retail healthcare strategy continues to be finding ways to integrate our expanded suite of healthcare assets with our base of conveniently located retail pharmacies to deliver a higher level of care and service in our communities. This includes leveraging our store base and the capabilities of EnvisionRxOptions in our efforts to create compelling pharmacy offerings across retail, specialty and mail-order channels; deliver cost-effective solutions to employers and health plans; and drive growth. When combined with Rite Aid's retail platform, EnvisionRxOptions' comprehensive suite of services allows Rite Aid to provide additional value and broader choice to customers, patients and payors and will better position us to meet their needs. In fiscal 2017, Rite Aid and EnvisionRxOptions introduced Rx90, a program that gives EnvisionRx PBM patients the option to fill their 90-day prescriptions either through its mail order facility or at a comprehensive network of retail stores, including Rite Aid.

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

        RediClinic also represents a key component of our efforts to expand Rite Aid's retail healthcare offering. As of March 4, 2017, we had 63 RediClinics operating in Rite Aid stores throughout the Philadelphia, Seattle and Baltimore/Washington, D.C. markets and in New Jersey, through our recently announced joint venture with Hackensack Meridian Health. Including our locations in Texas, we operated a total of 99 RediClinics at the end of fiscal 2017.

        wellness+ with Plenti—Since the launch of wellness+ in April 2010, this free loyalty program has provided customers and patients with the opportunity to earn significant discounts and wellness rewards in return for being loyal Rite Aid shoppers. Enrolled members earn rewards based on the accumulation of points for certain front-end and prescription purchases. The program has been well received by Rite

Aid customers and continues to provide significant value to members earning enough points to reach the Gold or Silver tier levels. Gold members, for example, receive a tiered discount of 20-percent off most items in the store for an entire year. In addition, all wellness+ members receive exclusive sale pricing and wellness rewards.

        Plenti, which at Rite Aid has been incorporated into wellness+ to create wellness+ with Plenti, allows consumers to earn and use points across a range of well-known brands in different industries. Through wellness+ with Plenti, our customers can use one card and earn two kinds of points. Members continue to earn wellness+ points toward various benefits at Rite Aid including discounts of up to 20% off storewide, exclusive sale prices and 24/7 access to a pharmacist. Members are also able to earn Plenti points whenever they make qualifying purchases at Rite Aid and all other Plenti partners and these points can be used for savings at Rite Aid as well as certain other Plenti partners including AT&T, ExxonMobil, Macy's, Nationwide, Direct Energy, Hulu and American Express. Customers have at least two years to use their Plenti points.

        We currently have over 30 million customers enrolled in wellness+ with Plenti and millions more enrolled by our partners throughout the coalition. In addition, 55% of transactions at Rite Aid now involve a wellness+ with Plenti card. We've also been highly successful in converting our gold and silver wellness+ members—our most loyal and valuable customers—to the enhanced program.

        Wellness Store Remodels—In fiscal 2017, we continued to strengthen Rite Aid as a wellness destination by completing additional Wellness store remodels. As a result, our total number of Wellness stores reached 2,418 by the end of the fiscal year, which means that over 50% of all Rite Aid stores are now Wellness stores. We also opened 12 new stores and did 24 relocations, all in our groundbreaking Wellness format, which offers improved interior design, expanded clinical pharmacy services, innovative merchandising and new wellness product offerings. Our customers have responded favorably to this unique store format, with our Wellness stores continuing to outperform the rest of our chain in terms of both front-end same store sales and same store prescription count growth.

        We plan to complete 200 additional Wellness remodels in fiscal 2018 along with 26 relocations and 5 new store openings. We believe these efforts represent a cost-effective way to strengthen our store base, grow sales and offer our customers an engaging wellness experience.

        Prescription File Purchases—In fiscal 2017, we spent $56.8 million on the purchase of prescription files. This represented a decrease in spend from previous years, as the pending merger with WBA limited our file buy opportunities. We will continue to purchase prescription files in fiscal 2018 as they typically deliver a strong return on investment.

        Drug Purchasing and Distribution Efficiencies—In fiscal 2017, we continued to partner with McKesson for pharmaceutical purchasing and distribution. Under this arrangement, McKesson assumes responsibility for purchasing all of the brand and generic medications that we dispense in our stores as well as delivering those medications to our over 4,500 store locations. This drug purchasing and distribution arrangement helps us manage product costs and working capital while optimizing in-stock positions in our stores.

        Cost Control—In fiscal 2018, we will continue to look for ways to control our costs in order to help mitigate the impact that declining reimbursement rates has on our business. Our cost control initiatives include the expansion of our central fill capabilities and our shared prescription quality assurance program, both of which are designed to utilize pharmacist labor in a more efficient manner. Our centralized indirect procurement group will continue to target not-for-resale purchasing opportunities.

Products and Services

        Sales of prescription drugs for our Retail Pharmacy segment represented approximately 68.3%, 69.1% and 68.8% of our total drugstore sales in fiscal years 2017, 2016 and 2015, respectively. In fiscal years 2017, 2016 and 2015, prescription drug sales were $18.2 billion, $18.4 billion and $18.1 billion, respectively. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

        We carry a full assortment of non-prescription, or front end, products. The types and number of front end products in each store vary, and selections are based on customer needs and preferences and available space. No single front end product category contributed significantly to our sales during fiscal 2017. Our Retail Pharmacy segment's principal classes of products in fiscal 2017 were the following:

Product Class	Percentage of Sales
Prescription drugs	68.3%
Over-the-counter medications and personal care	10.2%
Health and beauty aids	4.8%
General merchandise and other	16.7%

        We offer a wide variety of products under our private brands in virtually every department. We intend to increase our private brand sales in fiscal 2018 by expanding our product lines and enhancing our marketing efforts. We believe that our assortment is differentiated and a compelling value to our customers based on our emphasis on high quality standards and everyday/promotional pricing.

        We have a strategic alliance with GNC under which we have opened over 2,300 GNC stores within Rite Aid stores as of March 4, 2017 and have a contractual commitment to open at least 134 additional GNC stores within Rite Aid stores by December 2019. We incorporate the GNC stores within Rite Aid stores concept into many of our new and relocated stores and into many of our Wellness remodels. GNC is a leading nationwide retailer of vitamin and mineral supplements, personal care, fitness and other health-related products.

        Through our 100 percent owned subsidiary, EnvisionRx, we offer a broad range of pharmacy-related services. In addition to its transparent and traditional PBM offerings through the EnvisionRx and MedTrak PBMs, EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies. Through its Envision Insurance Company, EnvisionRx also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. In addition, EnvisionRx, through its state of the art Laker Software, performs prescription adjudication services for its own as well as other PBM's.

        The Company, through its Health Dialog subsidiary, provides health care coaching and disease management services to health plans and employers. Health Dialog provides these services using a call in line staffed by nurse practitioners and through an on-line platform.

Technology

        All of our stores are integrated into a common information system, which enables our customers to fill or refill prescriptions in any of our stores throughout the country, reduces chances of adverse drug interactions, and enables our pharmacists to fill prescriptions more accurately and efficiently. Our customers may also order prescription refills over the Internet through our website, www.riteaid.com, our mobile app, or over the phone through our telephonic automated refill systems for pick up at a Rite Aid store. We have automated pharmacy dispensing units in high volume stores, which are linked to our pharmacists' computers that fill and label prescription drug orders. We developed central fill technology to facilitate the automated picking, packaging, and labeling of prescriptions in a central filling location, which are sent to certain retail stores for delivery to the customer. We have also developed workload sharing technology within our stores, whereby stores within a close proximity can shift filling volume to stores with excess capacity. The efficiency of these processes allows our pharmacists to spend more time consulting with and answering our customers' questions and concerns about their prescription medications and health conditions. Additionally, each of our stores employs point-of-sale technology that supports sales analysis and recognition of customer trends. This same point-of-sale technology facilitates the maintenance of perpetual inventory records which, together with our sales analysis, drives our automated inventory replenishment process.

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

Sources and Availability of Raw Materials

        Beginning in fiscal 2015, under our pharmaceutical purchasing and delivery arrangement ("Purchasing and Delivery Arrangement") with limited exceptions, we purchased all of our branded pharmaceutical products and almost all of our generic (non-brand name) pharmaceutical products from McKesson Corporation ("McKesson"). If our relationship with McKesson were disrupted, we could temporarily have difficulty filling prescriptions for branded and generic drugs until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes.

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

Customers and Third Party Payors

        During fiscal 2017, our stores filled approximately 302 million prescriptions and served an average of 2.0 million customers per day. The loss of any one customer would not have a material adverse impact on our results of operations.

        In fiscal 2017, 98.2% of our pharmacy sales were to customers covered by third party payors (such as insurance companies, prescription benefit management companies, government agencies, private employers or other managed care providers) that agree to pay for all or a portion of a customer's eligible prescription purchases based on negotiated and contracted reimbursement rates. During fiscal 2017, the top five third party payors accounted for approximately 75.6% of our pharmacy sales. The largest third party payor, Caremark, represented 27.3% of our pharmacy sales.

        During fiscal 2017, Medicaid and related managed care Medicaid payors sales were approximately 19.8% of our pharmacy sales, of which the largest single Medicaid payor was approximately 1.2% of our pharmacy sales. During fiscal 2017, approximately 33.0% of our pharmacy sales were to customers covered by Medicare Part D.

        Through our Pharmacy Services segment we provide innovative pharmaceutical solutions for our clients which are primarily employers, insurance companies, unions, government employee groups,

health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States.

Competition

        The retail drugstore industry is highly competitive. We compete with, among others, retail drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, discount stores, wellness offerings, dollar stores and mail order pharmacies. We compete on the basis of store location and convenient access, customer service, product selection and price. We believe continued consolidation of the drugstore industry, and the aggressive discounting of generic drugs by supermarkets and mass merchandisers will further increase competitive pressures in the industry.

Marketing and Advertising

        In fiscal 2017, marketing and advertising expense was approximately $289.9 million, which was spent primarily on weekly circular, digital, customer relationship, and Pharmacy advertising. Our marketing and advertising activities centered primarily on the following:

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

  •
  Support of specific market wide initiatives and individual store programs such as competitor market intrusion, prescription file buys and grand openings for new and remodeled stores

  •
  Our vision to be the customer's first choice for health and wellness products, services and information.

        Under the umbrella of our "With Us It's Personal" positioning, we promote educational programs focusing on specific health conditions and pharmacy and clinical services to drive brand preference including our One Trip Refills, immunization and Quit For You smoking cessation programs. We believe all of these programs will help us improve customer satisfaction and grow profitable sales.

Associates

        We believe that our relationships with our associates are good. As of March 4, 2017, we had approximately 87,000 Retail Pharmacy segment associates: 11% were pharmacists, 42% were part-time and 26% were represented by unions. Additionally, we have approximately 1,700 Pharmacy Services segment associates. Associate satisfaction is critical to our success. Annually we survey our associates to obtain feedback on various employment-related topics, including job satisfaction and their understanding of our core values and mission.

        The number of graduates from U.S. Schools of Pharmacy is largely meeting our workforce demand. However, pharmacist employment opportunities still exist in certain areas.

Research and Development

        We do not make significant expenditures for research and development.

Licenses, Trademarks and Patents

        The Rite Aid name is our most significant trademark and the most important factor in marketing our stores and private brand products. We hold licenses to sell beer, wine and liquor, cigarettes and lottery tickets. As part of our strategic alliance with GNC, we have a license to operate GNC "stores-within-Rite Aid-stores." We also hold licenses to operate our pharmacies and our distribution facilities. Through our 100% owned subsidiary EnvisionRx, we hold a license to conduct Medicare Part D business with CMS.

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

Regulation

        Our business is subject to federal, state and local laws, regulations, and administrative practices concerning the provision of and payment for health care services, including, without limitation: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims; the Patient Protection and Affordable Care Act (the "ACA"); regulations of the U.S. Food and Drug Administration and the U.S. Drug Enforcement Administration, including regulations governing the purchase, sale, storing and dispensing of controlled substances and other products, as well as regulations promulgated by state and other federal agencies concerning automated outbound contacts such as phone calls, text messages and emails and the sale, advertisement and promotion of the products we sell, including tobacco and alcoholic beverages.

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

        We are subject to federal, state, and local statutes and regulations, which govern PBM operations. In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy and the National Association of Insurance Commissioners ("NAIC") have issued model regulations or may propose future regulations concerning PBMs and/or PBM activities. Similarly, credentialing organizations such as the National Committee for Quality Assurance ("NCQA") and the Utilization Review Accreditation Commission ("URAC") may establish voluntary standards regarding PBM or specialty pharmacy activities. While the actions of these quasi-regulatory or standard-setting organizations do not have the force of law, they may influence states to adopt their requirements or recommendations and influence client requirements for PBM or specialty pharmacy services. Moreover, any standards established by these organizations could also impact health plan clients and/or the services provided to them. PBMs also operate within the governance set forth by the Medicare Part D program, which makes prescription drug coverage available to eligible Medicare beneficiaries through private insurers. This program regulates all aspects of the provision of Medicare drug coverage, including enrollment, formularies, pharmacy networks, marketing, and claims processing. The Medicare Part D program has undergone significant legislative and regulatory changes since its inception, and continues to attract a high degree of legislative and regulatory scrutiny. The applicable government rules and regulations are expected to continue to evolve in the future.

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

        Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, Extensible Business Reporting Language ("XBRL") data files of our annual report and quarterly reports beginning with our fiscal 2015 first quarter 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as reasonably practicable after we file these reports with, or furnish them to, the SEC. We do not intend for the information contained on our website to be part of this annual report on Form 10-K.

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

 Risks Related to our Financial Condition

Economic conditions may adversely affect our industry, business and results of operations.

        Economic uncertainty has and could further lead to reduced consumer spending. If consumer spending decreases or does not grow, we may see further decline in our same store sales. In addition, reduced or flat consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on our gross profit. We operate a number of stores in areas that are experiencing a lower or slower recovery than the economy on a national level. A continued softening or slow recovery in consumer spending may adversely affect our industry, business and results of operations. Reduced revenues as a result of decreased consumer spending may also reduce our liquidity and otherwise hinder our ability to implement our long term strategy.

We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

        We had, as of March 4, 2017, $7.3 billion of outstanding indebtedness and stockholders' equity of $614.1 million. We also had additional borrowing capacity under our $3.7 billion amended and restated senior secured revolving credit facility (the "Amended and Restated Senior Secured Credit Facility" or "revolver") of $1,207.7 million, net of outstanding letters of credit of $62.3 million. Our earnings were sufficient to cover fixed charges for fiscal 2017, 2016, 2015 and 2014 by $48.3 million, $278.2 million, $426.7 million and $233.4 million, respectively. However, our earnings were insufficient to cover fixed charges and preferred stock dividends for fiscal 2013 by $14.0 million.

        Our high level of indebtedness will continue to restrict our operations. Among other things, our indebtedness will:

  •
  limit our flexibility in planning for, or reacting to, changes in the markets in which we compete;

  •
  place us at a competitive disadvantage relative to our competitors with less indebtedness;

  •
  limit our ability to reinvest in our business;

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

        We believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal 2018 and have no significant debt maturities prior to January 2020. However, if our operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, we could face liquidity constraints. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or refinance our indebtedness could have a material adverse effect on us.

Borrowings under our senior secured credit facility are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.

        As of March 4, 2017, $3.4 billion of our outstanding indebtedness bore interest at a rate that varies depending upon the London Interbank Offered Rate ("LIBOR"). Borrowings under our Second Lien facilities (the $470.0 million Tranche 1 Term Loan due August 2020 (the "Tranche 1 Term Loan") and the $500.0 million Tranche 2 Term Loan due June 2021 (the "Tranche 2 Term Loan")) are subject to a minimum LIBOR floor of 100 basis points. Borrowings under our Amended and Restated Senior Secured Credit Facility are most sensitive because they are not subject to a minimum LIBOR floor. If LIBOR rises, the interest rates on outstanding debt will increase. Therefore an increase in LIBOR would increase our interest payment obligations under those loans and have a negative effect on our cash flow and financial condition. We currently do not maintain hedging contracts that would limit our exposure to variable rates of interest.

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

        The Amended and Restated Senior Secured Credit Facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our Amended and Restated Senior Secured Credit Facility has a financial covenant which requires us to maintain a minimum fixed charge coverage ratio. The covenant requires that, if availability under the revolver (a) on any date is less than $200.0 million, or (b) for three consecutive business days is less than $250.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of March 4, 2017, we had availability under our revolver of $1,207.7 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the senior secured credit facility's financial covenant. Upon closing of the Merger, we expect that all amounts due under the Amended and Restated Senior Secured Credit Facility, Tranche 1 Term Loan and Tranche 2 Term Loan will be paid in accordance with the terms of the Merger Agreement (See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Liquidity").

Our stockholders will experience dilution if we issue additional common stock.

        The Merger Agreement limits our ability to issue additional capital stock, subject to certain exceptions. However, any additional future issuances of common stock will reduce the percentage of our common stock owned by investors who do not participate in such issuances. In most circumstances, stockholders will not be entitled to vote on whether we issue additional shares of common stock. The market price of our common stock could decline as a result of issuances of a large number of shares of our common stock or the perception that such issuances could occur.

Risks Related to our Operations

We need to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot effectively implement our business strategy or if our strategy is negatively affected by worsening economic conditions.

        We have not yet achieved the sales productivity level of our major competitors. We believe that improving the sales of existing stores is important to improving profitability and operating cash flow. If we are not successful in implementing our strategies, including our efforts to increase sales and further reduce costs, or if our strategies are not effective, we may not be able to improve our operations. In addition, any further adverse change or continued weakness in general economic conditions or major industries can adversely affect drug benefit plans and reduce our pharmacy sales. Adverse changes in general economic conditions could affect consumer buying practices and consequently reduce our sales of front end products, and cause a decrease in our profitability. Failure to improve operations or weakness in major industries or general economic conditions would adversely affect our results of operations, financial condition and cash flows and our ability to make principal or interest payments on our debt.

We purchase all of our brand and generic drugs from a single wholesaler. A disruption in this relationship may have a negative effect on us.

        We purchase all of our brand prescription and, with limited exceptions, all of our generic drugs from a single wholesaler, McKesson. Because McKesson acts as a wholesaler for drugs purchased from ultimate manufacturers worldwide, any disruption in the supply of a given drug, including supply shortages of key ingredients, or regulatory actions by domestic or foreign governmental agencies, or specific actions taken by drug manufacturers, could adversely impact McKesson's ability to fulfill our demands, which could adversely affect us. Pharmacy sales represented approximately 68.3% of our total drugstore sales during fiscal 2017. While we believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available, a significant disruption in our relationship with McKesson could make it difficult for us to continue to operate our business on a regular basis until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes. We believe we could obtain and qualify alternative sources, including through self-distribution, for substantially all of the prescription drugs we sell on an acceptable basis, and accordingly that the impact of any disruption would be temporary.

A significant disruption in our computer systems or a cyber security breach could adversely affect our operations.

        We rely extensively on our computer systems, including those used by EnvisionRx, RediClinic, and Health Dialog, to manage our ordering, pricing, point-of-sale, inventory replenishment and other processes. Our systems have been subject to attack by perpetrators of random or targeted malicious technology-related events, such as cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information, including credit card information. These sorts of attacks could subject our systems to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, coordinated cyber security attacks, severe weather conditions, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. Although we deploy an information security program that is developed with a multi-layered approach to address information security threats and vulnerabilities, including ones from a cyber security standpoint, designed to protect confidential information against data security breaches, a compromise of our information security controls or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could adversely affect our business, financial position and results of operations. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. We could also be adversely impacted by any significant disruptions in the systems of third parties we interact with, including key payors and vendors. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Any compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or our data could also result in a violation of applicable privacy, information security, and other laws, significant legal and financial exposure, fines or lawsuits, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business. Although we maintain cyber security insurance, we cannot assure you that the coverage limits under our insurance program will be adequate to protect us against future claims. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

        We accept payments using a variety of methods, including cash, checks, credit and debit cards, gift cards and mobile payment technology, and we may accept new forms of payment over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.

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

        We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Competition from discount stores has significantly increased during the past few years. Some of our competitors have or may merge with or acquire pharmaceutical services companies, pharmacy benefit managers, mail order facilities or enter into strategic partnership alliances with wholesalers or pharmacy benefit managers, which may further increase competition. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. We also face competition from other PBMs, including large, national PBMs, PBMs owned by national health plans and smaller standalone PBMs. Certain of these competitors entered into the pharmacy benefit management industry before us, and there is no assurance that we will successfully compete with entities with more established pharmacy benefit management businesses. Further, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. The ability of our stores to achieve profitability depends on their ability to achieve a critical mass of loyal, repeat customers. We cannot assure you that we will be able to continue to effectively compete in our markets or increase our sales volume in response to further increased competition.

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

        Sales of prescription drugs reimbursed by third party payors, including the Medicare Part D plans and state sponsored Medicaid and related managed care Medicaid agencies, represented 98.2% of our pharmacy sales in our Retail Pharmacy segment in fiscal 2017.

        The continued efforts of the Federal government, health maintenance organizations, managed care organizations, pharmacy benefit management companies, other State and local government entities, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may impact our profitability. In addition, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict our participation in their networks of pharmacy providers. Any significant loss of third-party business could have a material adverse effect on our business and results of operations. In particular, there has been a growth in the number of preferred Medicare Part D networks, many of which we are excluded from participating in. Decreased reimbursement payments to retail and mail order pharmacies for generic drugs has caused a reduction in our generic profit rate. Historically, the effect of this trend has been mitigated by our efforts to negotiate reduced acquisition costs of generic pharmaceuticals with manufacturers. Additionally, it has resulted in us providing contractual financial performance guarantees to certain of our PBM clients with respect to minimum generic drug price discounts for our retail pharmacy network and mail order pharmacy. Any inability to achieve guaranteed minimum generic drug price discounts provided to our PBM clients could have an adverse effect on our results of operations.

        In addition, it is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace Average Wholesale Price ("AWP"), which is the pricing reference used for many of our PBM client contracts, pharmaceutical manufacturer rebate agreements, retail pharmacy network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of drug payments. Future changes to the use of AWP or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact the reimbursement we receive from Medicare programs and Medicaid health plans, the reimbursement we receive from PBM clients and other payors and/or our ability to negotiate rebates with pharmaceutical manufacturers, acquisition discounts with wholesalers and retail discounts with network pharmacies. The effect of these possible changes on our business cannot be predicted at this time.

        During the past several years, the United States health care industry has been subject to an increase in governmental regulation, licensing, and audits at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are continuing at the federal and state government levels. Changing political, economic and regulatory influences may significantly affect health care financing and reimbursement practices. A change in the composition of pharmacy prescription volume toward programs offering lower reimbursement rates could negatively impact our profitability. Additionally, the results of the November 2016 elections have generated uncertainty with respect to, and could result in, significant changes in legislation, regulation and government policy that could significantly impact our business and the health care and retail industries. While it is not possible to predict whether and when any such changes will occur or what form any such changes may take, specific proposals discussed during and after the election that could have a material adverse effect on our business include, but are not limited to, the repeal of all or part of the Patient Protection and Affordable Care Act (the "Patient Care Act") and other significant changes to health care system legislation as well as changes with respect to tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries.

        The repeal of all or part of the Patient Care Act, significant changes to Medicaid funding or even significant destabilization of the Health Insurance Marketplaces could impact the number of Americans with health insurance and, consequently, prescription drug coverage. Even if the Patient Care Act remains, significant provisions of the Patient Care Act have not yet been finalized (e.g., nondiscrimination in health programs and activities, excise tax on high-cost employer-sponsored health coverage) and it is uncertain whether or in what form these provisions will be finalized. We cannot predict the effect, if any, a repeal of all or part of the Patient Care Act, the implementation or failure to implement the outstanding provisions of the Patient Care Act, or the enactment of new health care system legislation to replace current legislation may have on our retail pharmacy, LTC pharmacy and pharmacy services operations.

A substantial portion of our pharmacy revenue is currently generated from a limited number of third party payors, and, if there is a loss of, or significant change to prescription drug reimbursement rates by, a major third party payor, our revenue will decrease and our business and prospects could be adversely impacted.

        A substantial portion of our pharmacy revenue is currently generated from a limited number of third party payors. While we are not limited in the number of third party payors with which we can do business and results may vary over time, our top five third party payors accounted for 75.6%, 70.4%, and 69.7% of our pharmacy revenue during fiscal 2017, 2016 and 2015, respectively. The largest third party payor, Caremark, represented 27.3%, of pharmacy sales during fiscal 2017. The largest third party payor during fiscal 2016 and 2015, Express Scripts, represented 25.3% and 27.8% of fiscal 2016 and 2015 pharmacy sales, respectively. We expect that a limited number of third party payors will continue to account for a significant percentage of our pharmacy revenue, and the loss of, or a significant change to the prescription drug reimbursement rates by, a major third party payor could decrease our revenue and harm our business.

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

        Additionally, Congress passed the Patient Care Act in 2010, which is resulting in significant structural changes to the health insurance system. Although many of the structural changes enacted by Patient Care Act were implemented in 2014, some of the applicable regulations and sub-regulatory guidance have not yet been issued and/or finalized (e.g., nondiscrimination in health programs and activities, excise tax on high cost employer sponsored coverage). The results of the November 2016 elections have generated uncertainty with respect to, and could result in, significant changes in legislation, regulation and government policy, including, but not limited to, the repeal of all or part of the Patient Care Act. Therefore, we cannot predict what effect, if any, the repeal of all or part of the Patient Care Act or any subsequent replacement legislation may have on our retail pharmacy and pharmacy services businesses.

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

        Products that we sell could become subject to contamination, product tampering, mislabeling or other damage requiring us to recall our products. In addition, errors in the dispensing and packaging of pharmaceuticals could lead to serious injury or death. Product liability claims may be asserted against us with respect to any of the products or pharmaceuticals we sell and we may be obligated to recall our products. A product liability judgment against us or a product recall could have a material, adverse effect on our business, financial condition or results of operations.

Risks of declining gross margins in the PBM industry could adversely impact our profitability.

        The PBM industry has been experiencing margin pressure as a result of competitive pressures and increased client demands for lower prices, enhanced service offerings and/or better service levels, and higher rebate yields. With respect to rebate yields, we maintain contractual relationships with brand name pharmaceutical manufacturers that provide for rebates on drugs dispensed by pharmacies in our retail network and by our mail order pharmacy (all or a portion of which may be passed on to clients). Manufacturer rebates often depend on a PBM's ability to meet contractual market share or other requirements, including in some cases the placement of a manufacturer's products on the PBM's formularies. If we lose our relationship with one or more pharmaceutical manufacturers, or if the rebates provided by pharmaceutical manufacturers decline, our business and financial results could be adversely affected. Further, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to patent term extensions, rebate arrangements with pharmaceutical manufacturers, or to formulary management or other PBM services could also reduce the manufacturer rebates we receive.

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

        Our PBM business generates net revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan members. PBM client contracts often have terms of approximately three years in duration, so approximately one third of a PBM's client base typically is subject to renewal each year. In some cases, however, PBM clients may negotiate a shorter or longer contract term or may require early or periodic renegotiation of pricing prior to expiration of a contract. In addition, the reputational impact of a service-related incident could negatively affect our ability to grow and retain our client base. Further, the PBM industry has been impacted by consolidation activity that may continue in the future. In the event one or more of our PBM clients is acquired by an entity that obtains PBM services from a competitor, we may be unable to retain all or a portion of our clients' business. Because of the competitive nature of the business, we continually face challenges in competing for new PBM business and retaining or renewing our existing PBM business. There can be no assurance that we will be able to win new business or secure renewal business on terms as favorable to us as the present terms. These circumstances, either individually or in the aggregate, could result in an adverse effect on our business and financial results.

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

        In addition, due to the availability of Medicare Part D, some of our employer clients may decide to stop providing pharmacy benefit coverage to retirees, instead allowing the retirees to choose their own Part D plans, which could cause a reduction in demand for our Medicare Part D group insurance products. Extensive competition among Medicare Part D plans could also result in the loss of Medicare Part D members by our managed care customers, which would also result in a decline in our membership base. For example, if we were to lose our current Star rating with the Centers of Medicare and Medicaid Services, fewer customers may select our plans, which could have an adverse effect on our financial results. Like many aspects of our business, the administration of the Medicare Part D program is complex. Any failure to execute the provisions of the Medicare Part D program may have an adverse effect on our financial position, results of operations or cash flows. As discussed above, in March 2010, comprehensive healthcare reform was enacted into federal law through the passage of the Patient Care Act. Additionally, as described above, the Patient Care Act contains various changes to the Part D program and could have a financial impact on our PDP and our clients' demand for our other Part D products and services. Further, it is unclear what effect, if any, the repeal of all or part of the Patient Care Act may have on the Part D program.

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

Risks Related to the Proposed WBA Merger and the Sale

The Merger with WBA and the Sale are subject to closing conditions, including governmental and regulatory approvals as well as other uncertainties and there can be no assurances as to whether and when the Merger and the Sale may be completed. Failure to complete the Merger or Sale could negatively impact our stock price, future business and financial results and could result in significant changes to our strategy.

        There can be no assurance that the proposed Merger with WBA or the Sale will occur. Completion of the Merger is subject to certain conditions, including, among others, (i) receipt of the requisite vote of Rite Aid's stockholders approving the Merger Agreement; (ii) the absence of any order or law prohibiting the Merger; (iii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the accuracy of the parties' respective representations and warranties, subject in some instances to materiality or "Material Adverse Effect" qualifiers, as of the date of the Merger Agreement and the closing date of the Merger; (v) the parties' respective performance in all material respects (or, with respect to Rite Aid's specified obligations relating to incurring indebtedness, in all respects) of their respective agreements and covenants contained in the Merger Agreement at or prior to the closing of the Merger; and (vi) the absence of a "Material Adverse Effect" with respect to us, since the execution of the Amendment and as defined in the Merger Agreement, including the absence of any event, development, circumstance, change, effect, condition or occurrence that results in, as of the earlier of the End Date (as such term is defined in the Merger Agreement) and closing, Rite Aid failing to satisfy the EBITDA threshold set forth in the Merger Agreement (the "EBITDA test"). Similarly, completion of the Sale is subject to various closing conditions, including but not limited to (i) the closing of the Rite Aid Acquisition, (ii) the FTC having issued publicly the proposed final judgment relating to the Acquired Stores in connection with the Rite Aid Acquisition identifying Buyer as being preliminarily approved as the purchaser of the assets purchased under the Asset Purchase Agreement, (iii) filings with or receipt of approval from the applicable state boards of pharmacy, and (iv) the absence of a material adverse effect on the stores being acquired in the Sale. There can be no assurance that the requisite regulatory approvals will be obtained, that the other closing conditions will be satisfied, or that the Merger and/or the Sale will be completed within the required time period pursuant to the Merger Agreement and Asset Purchase Agreement, as applicable. Satisfaction of the closing conditions may delay the completion of the Merger and the Sale, and if certain closing conditions are not satisfied prior to the End Date specified in the Merger Agreement or in the Asset Purchase Agreement, as applicable, the parties will not be obligated to complete the Merger or the Sale, as applicable. There also can be no assurance that, even if the Merger is completed, the per share merger consideration will exceed $6.50 per share. While the exact per share merger consideration is not known as of the date of this report, based on discussions with the FTC regarding potential remedies after filing the preliminary proxy statement, if the Merger is completed, Rite Aid believes that the per share merger consideration would likely be $6.50 per share.

        If the Merger or Sale is not completed for any reason, we will have incurred substantial expenses. We have incurred substantial legal, accounting and financial advisory fees that are payable by us whether or not the Merger or Sale is completed, and our management has devoted considerable time and effort in connection with the pending Merger and Sale. If the Merger Agreement is terminated under certain limited circumstances, the Merger Agreement may require us to pay WBA a termination fee of $325 million. In addition, the trading price of our common stock could be adversely affected to the extent that the current price reflects an assumption that the Merger and the Sale will be completed. Additionally, there may be changes to our strategy in the event that the Merger or Sale do not close, which may include delaying or reducing capital or other expenditures, selling assets or other operations, closing underperforming stores, attempting to restructure or refinance our debt, seeking additional capital or incurring other costs associated with restructuring our business. Any of these event could cause us to incur significant charges. For these and other reasons, a failed Merger or Sale could materially adversely affect our business, operating results or financial condition.

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

  •
  our current and prospective associates may experience uncertainty about their future roles, which might adversely affect our ability to attract and retain key personnel;

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

  •
  our ability to make appropriate changes to our business may be restricted by covenants in the Merger Agreement or the Asset Purchase Agreement; these restrictions generally require us to conduct our business in the ordinary course and subject us to a variety of specified limitations absent WBA's or Buyer's prior written consent, as applicable. We may find that these and other contractual restrictions in the Merger Agreement or the Asset Purchase Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable; and

  •
  the costs and potential adverse outcomes of litigation relating to the Merger or the Sale.

Item 1B.    Unresolved SEC Staff Comments

        None

Item 2.    Properties

        As of March 4, 2017, we operated 4,536 retail drugstores. The average selling square feet of each store in our chain is approximately 9,900 square feet. The average total square feet of each store in our chain is approximately 12,700. The stores in the eastern part of the U.S. average 8,900 selling square feet per store (11,200 average total square feet per store). The stores in the western part of the U.S. average 14,400 selling square feet per store (19,100 average total square feet per store).

        The table below identifies the number of stores by state as of March 4, 2017:

State	Store Count
Alabama	93
California	582
Colorado	20
Connecticut	77
Delaware	42
District of Columbia	7
Georgia	176
Idaho	14
Indiana	10
Kentucky	116
Louisiana	55
Massachusetts	146
Maine	79
Maryland	140
Michigan	274
Mississippi	26
North Carolina	224
Nevada	1
New Hampshire	68
New Jersey	251
New York	599
Ohio	224
Oregon	73
Pennsylvania	538
Rhode Island	43
South Carolina	89
Tennessee	81
Utah	22
Vermont	37
Virginia	187
Washington	139
West Virginia	103

Total	4,536

        Our stores have the following attributes at March 4, 2017:

Attribute	Number	Percentage
Freestanding	2,834	62.5%
Drive through pharmacy	2,532	55.8%
GNC stores within a Rite Aid store	2,367	52.2%

        We lease 4,283 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases. The remaining 253 drugstore facilities are owned.

        We own our corporate headquarters, which is located in a 213,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We lease 558,000 square feet of space in various buildings near Harrisburg, Pennsylvania for document warehousing use and additional administrative personnel. We own additional buildings near Harrisburg, Pennsylvania which total 100,000 square feet and house our model store and additional administrative personnel.

        We operate the following distribution centers and satellite distribution locations, which we own or lease as indicated:

Location	Owned or Leased	Approximate Square Footage
Poca, West Virginia	Owned	255,000
Perryman, Maryland	Owned	885,000
Perryman, Maryland(1)	Leased	262,000
Pontiac, Michigan	Owned	325,000
Woodland, California	Owned	513,000
Woodland, California(1)	Leased	200,000
Wilsonville, Oregon	Leased	547,000
Lancaster, California	Owned	914,000
Spartanburg, South Carolina	Leased	855,000
Dayville, Connecticut	Owned	460,000
Liverpool, New York	Owned	828,000
Philadelphia, Pennsylvania	Owned	245,000
Philadelphia, Pennsylvania(1)	Leased	415,000

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

        During fiscal 2017, our distribution center in Spartanburg, South Carolina (the "Southeast DC") began servicing stores. The Southeast DC lease agreement has an initial term of 15 years with subsequent renewal options. In addition to minimum rental payments, we are also required to reimburse the landlord for taxes, maintenance and insurance. We consolidated our Charlotte, North Carolina and Tuscaloosa, Alabama distribution centers into the Southeast DC during the current fiscal year. During fiscal 2018, we will begin consolidating our Poca, West Virginia distribution center into the Southeast DC. The new Southeast DC will service approximately 1,000 stores in the southeastern United States once all three distribution centers are consolidated.

        We also own a 55,600 square foot ice cream manufacturing facility and lease a 32,000 square foot storage facility located in El Monte, California.

        We lease approximately 20,100 square feet in 36 HEB grocery stores in Texas under a master lease agreement that contains various renewal options through 2024.

        Our Pharmacy Services segment leases approximately 232,000 square feet of space in various buildings primarily in Twinsburg, Ohio for additional administrative personnel. In addition, we own approximately 53,000 square feet of space in North Canton, Ohio for our mail order and specialty drug facilities.

        On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. We also evaluate strategic dispositions and acquisitions of facilities and prescription files. When we reduce in size, close or relocate a store or close distribution center facilities, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of March 4, 2017, we had 6,323,122 square feet of excess space, 3,288,290 square feet of which was subleased.

Item 3.    Legal Proceedings

        As of March 4, 2017, we were aware of ten (10) putative class action lawsuits that were filed by our purported stockholders, against us, our directors (the Individual Defendants, together with Rite Aid, the Rite Aid Defendants), WBA and Victoria Merger Sub Inc. ("Victoria") challenging the transactions contemplated by the Merger agreement. Eight (8) of these actions were filed in the Court of Chancery of the State of Delaware (Smukler v. Rite Aid Corp., et al., Hirschler v. Standley, et al., Catelli v. Rite Aid Corp., et al., Orr v. Rite Aid Corp., et al., DePietro v. Standley, et al., Abadi v. Rite Aid Corp., et al., Mortman v. Rite Aid Corp., et al., Sachs Investment Grp., et al v. Standley, et al.). One (1) action was filed in Pennsylvania in the Court of Common Pleas of Cumberland County (Wilson v. Rite Aid Corp., et al.). The complaints in these nine (9) actions alleged primarily that the Individual Defendants breached their fiduciary duties by, among other things, agreeing to an allegedly unfair and inadequate price, agreeing to deal protection devices that allegedly prevented the directors from obtaining higher offers from other interested buyers for Rite Aid and allegedly failing to protect against certain purported conflicts of interest in connection with the Merger. The complaints further alleged that we, WBA and/or Victoria aided and abetted these alleged breaches of fiduciary duty. The complaints sought, among other things, to enjoin the closing of the Merger as well as money damages and attorneys' and experts' fees.

        On December 23, 2015, the eight (8) Delaware actions were consolidated in an action captioned In re Rite Aid Corporation Stockholders Litigation, Consol. C.A. No. 11663-CB (the "Consolidated Action"). In addition to the claims asserted in the nine (9) complaints discussed above, the operative pleading in the Consolidated Action also included allegations that the preliminary proxy statement contained material omissions, including with respect to the process that resulted in the Merger agreement and the fairness opinion rendered by our banker. On December 28, 2015, the plaintiffs in the Consolidated Action filed a motion for expedited proceedings, which the Court orally denied at a hearing held on January 5, 2016. On March 11, 2016, the Court granted the plaintiffs' notice and proposed order voluntarily dismissing the Consolidated Action as moot, while retaining jurisdiction solely for the purpose of adjudicating plaintiffs' counsel's anticipated application for an award of attorneys' fees and reimbursement of expenses. On April 15, 2016, we reached a settlement in principle related to this matter for an immaterial amount. On May 11, 2016, the Court entered a stipulated order regarding notice of payment thereof and final dismissal of this matter.

        A tenth action was filed in the United States District Court for the Middle District of Pennsylvania (the "Pennsylvania District Court"), asserting a claim for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against the Rite Aid Defendants, WBA and Victoria and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants and WBA (Herring v. Rite Aid Corp., et al.). The complaint in the Herring action alleges, among other things, that we and the Individual Defendants disseminated an allegedly false and materially misleading proxy. The complaint sought to enjoin the shareholder vote on the proposed Merger, a declaration that the proxy was materially false and misleading in violation of federal securities laws and an award of money damages and attorneys' and experts' fees. On January 14 and 16, 2016, respectively, the plaintiff in the Herring action filed a motion for preliminary injunction and a motion for expedited discovery. On January 21, 2016, the Rite Aid Defendants filed a motion to dismiss the Herring complaint. At a hearing held on January 25, 2016, the Pennsylvania District Court orally denied the plaintiff's motion for expedited discovery and subsequently denied the plaintiff's motion for preliminary injunction on January 28, 2016. On March 14, 2016, the Pennsylvania District Court appointed Jerry Herring, Don Michael Hussey and Joanna Pauli Hussey as lead plaintiffs for the putative class and approved their selection of Robbins Geller Rudman & Dowd LLP as lead counsel. On April 14, 2016, the Pennsylvania District Court granted the lead plaintiffs' unopposed motion to stay the Herring action for all purposes pending consummation of the Merger.

        We have been named in a collective and class action lawsuit, Indergit v. Rite Aid Corporation, et al., pending in the United States District Court for the Southern District of New York, filed purportedly on behalf of current and former store managers working in our stores at various locations around the country. The lawsuit alleges that we failed to pay overtime to store managers as required under the FLSA and under certain New York state statutes. The lawsuit also seeks other relief, including liquidated damages, attorneys' fees, costs and injunctive relief arising out of state and federal claims for overtime pay. On April 2, 2010, the Court conditionally certified a nationwide collective group of individuals who worked for the us as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery as to certification issues has been completed. On September 26, 2013, the Court granted Rule 23 class certification of the New York store manager claims as to liability only, but denied it as to damages, and denied our motion for decertification of the nationwide collective action claims. We filed a motion seeking reconsideration of the Court's September 26, 2013 decision which motion was denied in June 2014. We subsequently filed a petition for an interlocutory appeal of the Court's September 26, 2013 ruling with the U. S. Court of Appeals for the Second Circuit which petition was denied in September 2014. Notice of the Rule 23 class certification as to liability only has been sent to approximately 1,750 current and former store managers in the state of New York. Discovery related to the merits of the claims is ongoing. On January 12, 2017, the parties reached a settlement in principle of this matter, for an immaterial amount of money, which is subject to preliminary and final approval by the court. On January 19, 2017, the court entered an order staying the case indefinitely pending preliminary and final court approval. In the event the settlement does not receive preliminary and/or final approval by the court, the litigation will resume. If such occurs, we presently are not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit. Our management believes, however, that this lawsuit is without merit and is vigorously defending this lawsuit.

        We are currently a defendant in several lawsuits filed in state courts in California alleging violations of California wage-and-hour laws, rules and regulations pertaining primarily to failure to pay overtime, failure to pay for missed meals and rest periods, failure to reimburse business expenses and failure to provide employee seating (the "California Cases"). The class actions pertaining to failure to reimburse business expenses and provide employee seating purport to be class actions and seek substantial damages. The single-plaintiff and multi-plaintiff lawsuits regarding failure to pay overtime and failure to pay for missed meals and rest periods, in the aggregate, seek substantial damages. We have aggressively challenged the merits of the lawsuits and, where applicable, the allegations that the cases should be certified as class or representative actions.

        In the business expense class action (Fenley v. Rite Aid Corporation, Santa Clara Superior Court), the parties reached a settlement pursuant to which we will pay an immaterial amount to settle the class claims. The court granted final approval of the settlement on February 3, 2017.

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

        With respect to the California Cases, we, at this time, are not able to predict either the outcome of these lawsuits or estimate a potential range of loss with respect to said lawsuits and is vigorously defending them.

        We were served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney's Office for the Eastern District of Michigan. The subpoena requests records regarding the relationship of Rite Aid's Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs. In connection with the same investigation, we were served with a Civil Subpoena Duces Tecum dated February 22, 2013 by the State of Indiana Office of the Attorney General requesting additional information regarding both Rite Aid's Rx Savings Program and usual and customary charges. We responded to both of the subpoenas. To enable the parties to discuss a possible resolution, the Medicaid Fraud Control Units of the several states, commonwealths, and the District of Columbia and Rite Aid entered into an agreement tolling the statute of limitations until October 7, 2015. The parties agreed to extend the tolling agreement and continue to exchange pertinent claims data in the near future. On January 19, 2017, the District Court for the Eastern District of Michigan unsealed Relator's Second Amended Complaint against us. In its Complaint, Relator alleges that we failed to report Rx Savings prices as its usual and customary charges under the Medicare Part D program and to federal and state Medicaid programs in 18 (eighteen) states and the District of Columbia; and that we are thus liable under the federal False Claims Act and similar False Claims Act statutes operative in the states named in the Complaint. The federal government and the 18 (eighteen) states and the District of Columbia named in the lawsuit have elected not to intervene in this action. At this stage of the proceedings, we are not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is vigorously defending this lawsuit.

        On April 26, 2012, we received an administrative subpoena from the U.S. Drug Enforcement Administration ("DEA"), Albany, New York District Office, requesting information regarding our sale of products containing pseudoephedrine ("PSE"). In April 2012, we also received a communication from the U.S. Attorney's Office ("USAO") for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 ("CMEA"). Additional subpoenas were issued in 2013, 2014, and 2015 seeking broader documentation regarding PSE sales and recordkeeping requirements. Assistant U.S. Attorneys from the Northern and Eastern Districts of New York and the Southern District of West Virginia are currently investigating, but no lawsuits or charges have been filed. Between September 2015 and January 2017, we received several grand jury subpoenas from the U.S. District Court for the Southern District of West Virginia seeking additional information in connection with the investigation of violations of the CMEA and/or the Controlled Substances Act ("CSA"). Violations of the CMEA or the CSA could result in the imposition of administrative, civil and/or criminal penalties against us. We are cooperating with the government and continue to provide information responsive to the subpoenas. We have entered into a tolling agreement with the USAOs in the Northern and Eastern Districts of New York and entered into a separate tolling agreement with the USAO in the Southern District of West Virginia. Discussions are underway to attempt to resolve these matters with those USAOs and the Department of Justice, but whether an agreement can be reached and on what terms is uncertain. While our management cannot predict the outcome of these matters, it is possible that our results of operations or cash flows could be materially affected by an unfavorable resolution. At this stage of the investigation, we are not able to predict the outcome of the investigation.

        In January 2013, the DEA, Los Angeles District Office, served an administrative subpoena on us seeking documents related to prescriptions by a certain prescriber. The USAO, Central District of California, also contacted us about a related investigation into allegations that our pharmacies filled certain controlled substance prescriptions for a number of prescribers after their DEA registrations had expired or otherwise become invalid in violation of the federal Controlled Substances Act and DEA regulations. We responded to the administrative subpoena and subsequent informal requests for information from the USAO. We met with the USAO and DEA in January 2014 regarding this matter. We entered into a tolling agreement with the USAO. We recorded a legal accrual during the period ended March 1, 2014, which was revised during the period ending August 29, 2015. On February 28, 2017, the USAO, Central District of California, and Rite Aid entered into a settlement agreement resolving this matter for an immaterial amount. The settlement agreement is not an admission of liability by us.

        In June 2013, we were served with a Civil Investigative Demand ("CID") by the United States Attorney's Office for the Eastern District of California (the "USAO"). The CID requested records and responses to interrogatories regarding our Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated as "Code 1" by the State of California. We researched the government's allegations and refuted the government's position in writing and on conference calls. Subsequently, the USAO's office, along with the State of California, Department of Justice, Bureau of Medical Fraud and Elder Abuse (the "Bureau"), requested we produce certain prescription files related to Code 1 drugs. There has been a series of four document productions in which we have produced prescription and associated documentation concerning Code 1 drugs: (i) on May 15, 2014, the government requested that we produce 60 prescriptions; (ii) on July 30, 2014, the government requested that we produce 30 prescriptions; (iii) on June 15, 2015, the government requested that we produce 80 prescriptions; and (iv) on September 30, 2016, we agreed to produce an additional 242 prescriptions. We are continuing discussions with the government.

        Relator, Matthew Omlansky, filed a qui tam action, State of California ex rel. Matthew Omlansky v. Rite Aid Corporation, on behalf of the State of California against Rite Aid in the Superior Court of the State of California. In his Complaint, Relator alleges that we violated the California False Claims Act by (i) failing to comply with California rules governing our reporting of our usual and customary prices; (ii) failing to dispense the least expensive equivalent generic drug in certain circumstances, in violation of applicable regulations; and (iii) dispensing, and seeking reimbursement for, restricted brand name drugs without prior approval. Relator filed his Second Amended Complaint on April 19, 2016 and we filed our demurrer on July 29, 2016. On October 5, 2016, our demurrer was granted and plaintiff's complaint was dismissed with leave for plaintiff to file an amended complaint. Plaintiff filed a Third Amended Complaint to which we filed a second demurrer, which is pending. At this stage of the proceedings, we are unable to predict the outcome of its demurrer and Relator's suit.

        In addition to the above described matters, we are subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of business. While the our management cannot predict the outcome of any of the claims, our management does not believe that the outcome of any of these legal matters will be material to our consolidated financial position. It is possible, however, that our results of operations or cash flows could be materially affected by an unfavorable resolution of pending litigation or contingencies.

Item 4.    Mine Safety Disclosures

        Not applicable

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is listed on the NYSE under the symbol "RAD." On April 17, 2017, we had approximately 18,240 stockholders of record. Quarterly high and low closing stock prices, based on the composite transactions, are shown below.

Fiscal Year	Quarter	High	Low
2018 (through April 17, 2017)	First	$5.23	$4.19
2017	First	8.19	7.63
	Second	7.84	6.82
	Third	8.21	6.43
	Fourth	8.70	5.25
2016	First	8.87	7.31
	Second	9.32	7.75
	Third	8.67	6.05
	Fourth	7.96	7.58

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

STOCK PERFORMANCE GRAPH

        The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Russell 1000 Consumer Staples Index, and (ii) the Russell 1000 Index, over the same period (assuming the investment of $100.00 in our common stock and such indexes on March 3, 2012 and reinvestment of dividends).

        For comparison of cumulative total return, we have elected to use the Russell 1000 Consumer Staples Index, consisting of 55 companies including the three largest drugstore chains, and the Russell 1000 Index. This allows comparison of the company to a peer group of similar sized companies. We are one of the companies included in the Russell 1000 Consumer Staples Index and the Russell 1000 Index. The Russell 1000 Consumer Staples Index is a capitalization-weighted index of companies that provide products directly to consumers that are typically considered nondiscretionary items based on consumer purchasing habits. The Russell 1000 Index consists of the largest 1000 companies in the Russell 3000 Index and represents the universe of large capitalization stocks from which many active money managers typically select.

 STOCK PERFORMANCE GRAPH
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100 on March 3, 2012
March 4, 2017

	2013	2014	2015	2016	2017
RITE AID CORP	100.60	394.61	477.84	476.65	326.35
Russell 1000 Index	113.50	143.12	164.42	153.71	193.07
Russell 1000 Consumer Staples Index	117.87	135.23	165.26	174.50	195.03

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes.

	Fiscal Year Ended
	March 4, 2017 (53 weeks)(*)	February 27, 2016 (52 weeks)(*)	February 28, 2015 (52 weeks)	March 1, 2014 (52 weeks)	March 2, 2013 (52 weeks)
	(Dollars in thousands, except per share amounts)
Summary of Operations:
Revenues	$32,845,073	$30,736,657	$26,528,377	$25,526,413	$25,392,263
Costs and expense:
Cost of revenues	25,071,008	22,910,402	18,951,645	18,202,679	18,073,987
Selling, general and administrative expenses	7,242,359	7,013,346	6,695,642	6,561,162	6,600,765
Lease termination and impairment charges	55,294	48,423	41,945	41,304	70,859
Interest expense	431,991	449,574	397,612	424,591	515,421
Loss on debt retirements, net	—	33,205	18,512	62,443	140,502
(Gain) loss on sale of assets, net	(4,024)	3,303	(3,799)	(15,984)	(16,776)

Total costs and expenses	32,796,628	30,458,253	26,101,557	25,276,195	25,384,758

Income before income taxes	48,445	278,404	426,820	250,218	7,505
Income tax expense (benefit)	44,392	112,939	(1,682,353)	804	(110,600)

Net income	$4,053	$165,465	$2,109,173	$249,414	$118,105

Basic and diluted income per share:
Basic income per share	$0.00	$0.16	$2.17	$0.23	$0.12

Diluted income per share	$0.00	$0.16	$2.08	$0.23	$0.12

Year-End Financial Position:
Working capital	$2,060,040	$1,553,832	$1,736,758	$1,777,673	$1,830,777
Property, plant and equipment, net	2,251,692	2,255,398	2,091,369	1,957,329	1,895,650
Total assets(1)	11,593,752	11,277,010	8,777,425	6,860,672	6,985,038
Total debt(1)	7,328,693	6,994,136	5,559,116	5,672,944	5,939,850
Stockholders' equity (deficit)	614,070	581,428	57,056	(2,113,702)	(2,459,434)
Other Data:
Cash flows provided by (used in):
Operating activities	225,863	997,402	648,959	702,046	819,588
Investing activities	(464,259)	(2,401,858)	(593,685)	(364,924)	(346,305)
Financing activities	359,335	1,413,028	(85,781)	(320,168)	(506,116)
Capital expenditures	481,111	669,995	539,386	421,223	382,980
Basic weighted average shares	1,044,427	1,024,377	971,102	922,199	889,562
Diluted weighted average shares	1,060,826	1,042,362	1,017,861	979,092	907,259
Number of retail drugstores	4,536	4,561	4,570	4,587	4,623
Number of associates	88,000	90,000	89,000	89,000	89,000

(*)
Includes the results of the Pharmacy Services segment, which was acquired on June 24, 2015.

(1)
As of February 27, 2016, the Company early adopted Accounting Standard Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs issued by the Financial Accounting Standards Board in April 2015. The effect of the adoption on the Company's consolidated balance sheet is a reduction in other assets and long-term debt, net of current maturities of $85,827, $84,199, and $93,681 as of February 28, 2015, March 1, 2014, and, March 2, 2013 respectively.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a pharmacy retail healthcare company, providing our customers and communities with the highest level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our Pharmacy Services segment. We accomplish our goal of delivering comprehensive care to our customers through our 4,536 retail drugstores, 99 RediClinic walk-in retail health clinics and transparent and traditional EnvisionRx and MedTrak pharmacy benefit managers with approximately 4.0 million plan members. We also offer fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies. Additionally through EIC, EnvisionRx also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide value and choice to customers, patients and payors and allows us to succeed in today's evolving healthcare marketplace.

        We have two reportable business segments: Retail Pharmacy segment and Pharmacy Services segment.

  Retail Pharmacy Segment

        Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 4,536 retail locations. In addition, the Retail Pharmacy segment includes 99 RediClinic walk-in retail clinics, of which 63 are located within Rite Aid retail stores in the Baltimore/Washington D.C, Philadelphia, Seattle and New Jersey markets.

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

Pending Merger with Walgreens Boots Alliance, Inc.

        On October 27, 2015, we entered into the original Merger Agreement, which was subsequently amended by the Amendment on January 29, 2017. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Victoria Merger Sub will merge with and into Rite Aid, with Rite Aid surviving the Merger as a 100 percent owned direct subsidiary of WBA. Completion of the Merger is subject to various closing conditions, including but not limited to (i) approval of the Merger Agreement by the holders of our common stock, (ii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law or order prohibiting the Merger, and (iv) the absence of a material adverse effect on us, as defined in the Merger Agreement. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of our common stock, par value $1.00 per share, issued and outstanding immediately prior to the effective time (other than shares owned by (i) WBA, Victoria Merger Sub or us (which will be cancelled), (ii) stockholders who have properly exercised and perfected appraisal rights under Delaware law, or (iii) any direct or indirect 100 percent owned subsidiary of ours or WBA (which will be converted into shares of common stock of the surviving corporation)) will be converted into the right to receive a maximum of $7.00 in cash per share and a minimum of $6.50 in cash per share, without interest. The exact per share merger consideration will be determined based on the number of retail stores that WBA agrees to divest in connection with the parties' efforts to obtain the required regulatory approvals for the Merger, with the price set at $7.00 per share if 1,000 stores or fewer retail stores are required to be divested and at $6.50 per share if 1,200 retail stores are required to be divested (or more, if WBA agrees to sell more). If the required divestitures fall between 1,000 and 1,200 stores, then there will be a pro-rata adjustment of the price per share. While the exact per share merger consideration is not known as of the date of this report, based on discussions with the FTC regarding potential remedies after filing the preliminary proxy statement, if the Merger is completed, we believe that the per share merger consideration would likely be $6.50 per share.

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

        Pursuant to the Amendment, we and WBA extended the "End Date" (as defined in the Merger Agreement) to July 31, 2017.

        On December 19, 2016, we entered into the Asset Purchase Agreement. Pursuant to the terms and subject to the conditions set forth in the Asset Purchase Agreement, Buyer agreed to purchase from Rite Aid the Acquired Stores and certain specified assets related thereto for a purchase price of $950.0 million plus Buyer's assumption of certain liabilities of ours and our affiliates.

        Completion of the Sale is subject to various closing conditions, including but not limited to (i) the closing of the Rite Aid Acquisition, (ii) the FTC having issued publicly the proposed final judgment relating to the Acquired Stores in connection with the Rite Aid Acquisition identifying Buyer as being preliminarily approved as the purchaser of the assets purchased under the Asset Purchase Agreement, (iii) filings with or receipt of approval from the applicable state boards of pharmacy, and (iv) the absence of a material adverse effect on the stores being acquired in the Sale.

        The parties to the Asset Purchase Agreement have each made customary representations and warranties. We have agreed to various covenants and agreements, including, among others, our agreement to conduct our business at the Acquired Stores in the ordinary course during the period between the execution of the Asset Purchase Agreement and the closing of the Sale, subject to certain exceptions. Fred's and Buyer have also agreed to various covenants and agreements in the Asset Purchase Agreement, including, among other things, (i) Fred's and Buyer's agreement to use their reasonable best efforts to obtain all authorizations and approvals from governmental authorities and (ii) Fred's and Buyer's agreement to (x) prepare and furnish all necessary information and documents reasonably requested by the FTC, (y) use reasonable best efforts to demonstrate to the FTC that each of Fred's and Buyer is an acceptable purchaser of, and will compete effectively using, the assets purchased in the Sale, and (z) reasonably cooperate with WBA and us in obtaining all FTC approvals. In the event that the FTC requests changes to the Asset Purchase Agreement, the parties agreed to negotiate in good faith to make the necessary changes. To the extent the FTC requests that additional stores be sold, and WBA agrees to sell such stores, each of Fred's and Buyer has agreed to buy those stores.

        The Asset Purchase Agreement contains specified termination rights for us, WBA and Buyer, including a mutual termination right (i) in the event of the issuance of a final, nonappealable governmental order permanently restraining the Sale or (ii) in the event that the Merger Agreement is terminated in accordance with its terms. WBA has additional termination rights, if, among others thing, (i) Buyer or Fred's is not preliminarily approved by the FTC or other necessary governmental authority as purchaser of the assets in the Sale or (ii) the FTC informs WBA or its affiliates in writing that the Director of the Bureau of Competition will not recommend approval of Fred's or Buyer as purchaser of the assets in the Sale.

        Rite Aid expects that the Asset Purchase Agreement will be amended to, among other things, make certain changes contemplated by the Amendment.

        While WBA and Rite Aid are actively engaged in discussions with the FTC regarding the transaction and are working towards a close of the Merger by July 31, 2017, there can be no assurance that the requisite regulatory approvals will be obtained, or that the Merger or the Sale will be completed within the time periods contemplated by the Merger Agreement and Asset Purchase Agreement on the current terms, if at all. In the event the Merger Agreement is terminated in certain circumstances involving a failure to obtain required regulatory approvals or if the Merger is not completed by July 31, 2017, WBA is required to pay us a $325 million termination fee; provided that such termination fee is reduced to $162.5 million if (i) on the termination date we fail to satisfy the EBITDA test or (ii) if WBA exercises its right to terminate the Merger Agreement as a result of our failure to satisfy the EBITDA test as of the End Date or as of the date on which closing is required to occur. Additionally, there may be changes to our strategy in the event that the Merger or Sale do not close, which may include delaying or reducing capital or other expenditures, selling assets or other operations, closing underperforming stores, attempting to restructure or refinance our debt, seeking additional capital, or incurring other costs associated with restructuring our business.

Overview of Financial Results

        Net Income:    Our net income for fiscal 2017 was $4.1 million or $0.00 per basic and diluted share compared to net income for fiscal 2016 of $165.5 million or $0.16 per basic and diluted share. The operating results for fiscal 2017 include the operating results of EnvisionRx. The operating results for fiscal 2016 include the operating results of EnvisionRx subsequent to the June 24, 2015 acquisition date. The decline in our operating results was driven primarily by a decline in Adjusted EBITDA and an increase in the Pharmacy Services segment amortization expense, partially offset by lower income tax expense, a $33.2 million loss on debt retirement in the prior year and lower interest expense.

        Adjusted EBITDA:    Our Adjusted EBITDA for fiscal 2017 was $1,137.1 million or 3.5 percent of revenues, compared to $1,402.3 million or 4.6 percent of revenues for fiscal year 2016. Adjusted EBITDA for fiscal 2017 includes the Adjusted EBITDA of EnvisionRx. Adjusted EBITDA for fiscal 2016 includes the Adjusted EBITDA of EnvisionRx subsequent to the June 24, 2015 acquisition date.

The decline in our Adjusted EBITDA was due primarily to a decrease of $352.0 million in the Retail Pharmacy segment, resulting from lower pharmacy gross profit due to lower reimbursement rates. The decline in the Retail Pharmacy segment Adjusted EBITDA was partially offset by an increase of $86.9 million of Pharmacy Services segment Adjusted EBITDA. This increase was due to strong operating results in the current year and the fact that prior year's Pharmacy Services segment results do not reflect a full year's ownership of EnvisionRx. Please see the sections entitled "Segment Analysis" and "Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures" below for additional details.

  Consolidated Results of Operations

  Revenue and Other Operating Data

	Year Ended
	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)
	(Dollars in thousands except per share amounts)
Revenues(a)	$32,845,073	$30,736,657	$26,528,377
Revenue growth	6.9%	15.9%	3.9%
Net income	$4,053	$165,465	$2,109,173
Net income per diluted share	$0.00	$0.16	$2.08
Adjusted EBITDA(b)	$1,137,141	$1,402,262	$1,322,843
Adjusted Net Income(b)	$66,817	$255,236	$273,044
Adjusted Net Income per Diluted Share(b)	$0.06	$0.24	$0.27

(a)
Revenues for the fiscal years ended March 4, 2017 and February 27, 2016 exclude $365,480 and $232,787, respectively, of inter-segment activity that is eliminated in consolidation.

(b)
See "Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures" for additional details.

  Revenues

        Fiscal 2017 compared to Fiscal 2016:    The 6.9% increase in revenues was due primarily to the increase in the Pharmacy Services segment, due to a full year of Pharmacy Services segment operating result being included in the current year as compared to a partial year in the prior year, partially offset by decreases in the Retail Pharmacy segment. Revenues for fiscal 2017 exclude $365.5 million of inter-segment activity that is eliminated in consolidation. Same store sales trends for fiscal 2017 and fiscal 2016 are described in the "Segment Analysis" section below.

        Fiscal 2016 compared to Fiscal 2015:    The 15.9% increase in revenues were due primarily to the addition of the Pharmacy Services segment, which was acquired on June 24, 2015. Revenues for fiscal 2016 include revenues of $4,103.5 million relating to our Pharmacy Services segment and exclude $232.8 million of inter-segment activity that is eliminated in consolidation.

        Please see the section entitled "Segment Analysis" below for additional details regarding revenues.

  Costs and Expenses

	Year Ended
	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)
	(Dollars in thousands)
Costs of revenues(a)	$25,071,008	$22,910,402	$18,951,645
Gross profit	7,774,065	7,826,255	7,576,732
Gross margin	23.7%	25.5%	28.6%
Selling, general and administrative expenses	$7,242,359	$7,013,346	$6,695,642
Selling, general and administrative expenses as a percentage of revenues	22.1%	22.8%	25.2%
Lease termination and impairment charges	55,294	48,423	41,945
Interest expense	431,991	449,574	397,612
Loss on debt retirements, net	—	33,205	18,512
(Gain) loss on sale of assets, net	(4,024)	3,303	(3,799)

(a)
Cost of revenues for the fiscal years ended March 4, 2017 and February 27, 2016 exclude $365,480 and $232,787, respectively, of inter-segment activity that is eliminated in consolidation.

  Gross Profit and Cost of Revenues

        Gross profit decreased by $52.2 million in fiscal 2017 compared to fiscal 2016. Gross profit for fiscal 2017 includes incremental gross profit of $161.9 million relating to our Pharmacy Services segment due to a full year of Pharmacy Services segment operating results being included in the current year as compared to a partial year in the prior year and a decrease of $214.1 million in Retail Pharmacy segment gross profit. Gross margin was 23.7% for fiscal 2017 compared to 25.5% in fiscal 2016, due primarily to lower reimbursement rates in the Retail Pharmacy segment that were not offset by lower prescription drug costs and revenue growth in our Pharmacy Services segment, which carries a lower gross margin as a percentage of revenue. Please see the section entitled "Segment Analysis" for a more detailed description of gross profit and gross margin results by segment.

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

  Selling, General and Administrative Expenses

        SG&A increased by $229.0 million in fiscal 2017 compared to fiscal 2016. The increase in SG&A includes an incremental increase of $104.8 million relating to our Pharmacy Services segment due to a full year of Pharmacy Services segment operating results being included in the current year as compared to a partial year in the prior year and an increase of $124.2 million relating to our Retail Pharmacy segment. Please see the section entitled "Segment Analysis" below for additional details regarding SG&A.

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

        We recorded impairment charges of $32.1 million in fiscal 2017, $17.2 million in fiscal 2016 and $14.4 million in fiscal 2015. Our methodology for recording impairment charges has been consistently applied in the periods presented.

        At March 4, 2017, approximately $2.0 billion of our long-lived assets, including intangible assets, were associated with 4,536 active operating stores.

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

        We recorded impairment charges for active stores of $30.1 million in fiscal 2017, $16.1 million in fiscal 2016 and $12.1 million in fiscal 2015.

        We review key performance results for active stores on a quarterly basis and approve certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors, in addition to, the operating store's individual operating results. We currently have no plans to close a significant number of active stores in future periods. We recorded impairment charges for closed facilities of $2.0 million in fiscal 2017, $1.1 million in fiscal 2016 and $2.3 million in fiscal 2015.

        The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2017, 2016 and 2015:

	Year Ended
	March 4, 2017		February 27, 2016		February 28, 2015
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Active stores:
Stores previously impaired(1)	428	$9,426	357	$9,183	376	$6,949
New, relocated and remodeled stores(2)	22	13,232	3	1,649	2	1,108
Remaining stores not meeting the recoverability test(3)	50	7,451	29	5,274	16	4,069

Total impairment charges-active stores	500	30,109	389	16,106	394	12,126
Total impairment charges-closed facilities	53	2,038	27	1,113	35	2,312

Total impairment charges-all locations	553	$32,147	416	$17,219	429	$14,438

(1)
These charges are related to stores that were impaired for the first time in prior periods. Most active stores, requiring an impairment charge, are fully impaired in the first period that they do not meet their asset recoverability test. However, we do often make ongoing capital additions to certain stores to improve their operating results or to meet geographical competition, which if later are deemed to be unrecoverable, will be impaired in future periods. Of this total, 424, 351 and 369 stores for fiscal years 2017, 2016 and 2015, respectively have been fully impaired. Also included in these charges are an insignificant number of stores, which were only partially impaired in prior years based on our analysis that supported a reduced net book value greater than zero, but now require additional charges.

(2)
These charges are related to new stores (open at least 3 years) and relocated stores (relocated in the last 2 years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met our original return on investment projections and have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 18, 3 and 1 stores for fiscal years 2017, 2016 and 2015, respectively have been fully impaired.

(3)
These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 48, 27 and 14 stores for fiscal years 2017, 2016 and 2015, respectively have been fully impaired.

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

        To the extent that actual future cash flows may differ from our projections materially certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 basis point decrease in our future sales assumptions as of March 4, 2017 would have resulted in an additional fiscal 2017 impairment charge of $2.7 million. A 50 basis point increase in our future sales assumptions as of March 4, 2017 would have reduced the fiscal 2017 impairment charge by $0.5 million. A 100 basis point decrease in our future sales assumptions as of March 4, 2017 would have resulted in an additional fiscal 2017 impairment charge of $3.3 million. A 100 basis point increase in our future sales assumptions as of March 4, 2017 would have reduced the fiscal 2017 impairment charge by $0.9 million.

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

        In fiscal 2017, 2016 and 2015, we recorded lease termination charges of $23.1 million, $31.2 million and $27.5 million, respectively. These charges related to changes in future assumptions, interest accretion and provisions for 17 stores in fiscal 2017, 23 stores in fiscal 2016 and 10 stores in fiscal 2015. We have no plans to close a significant number of stores in future periods.

  Interest Expense

        In fiscal 2017, 2016, and 2015, interest expense was $432.0 million, $449.6 million and $397.6 million, respectively. The decrease in interest expense in fiscal 2017 was the result of the cycling of the amortization of the bridge loan commitment fee from the EnvisionRx acquisition in the prior year. The increase in interest expense in fiscal 2016 was a result of the $1.8 billion aggregate principal amount borrowings from the issuance of our 6.125% Notes, which were used to finance the majority of the cash portion of our acquisition of EnvisionRx and the amortization of the bridge loan commitment fee from the EnvisionRx acquisition, partially offset by interest expense reductions from the August 2015 redemption of the outstanding $650.0 million aggregate principal amount of our 8.00% Notes, and the refinancing of our senior secured credit facility during the fourth quarter of fiscal 2015.

        The annual weighted average interest rates on our indebtedness in fiscal 2017, 2016 and 2015 were 5.4%, 5.4% and 5.8%, respectively.

  Income Taxes

        Income tax expense of $44.4 million, income tax expense of $112.9 million and income tax benefit of $1,682.4 million, has been recorded for fiscal 2017, 2016 and 2015, respectively. Net income for fiscal 2017 included a provision for income tax based on an overall tax rate of 91.6%. The Company's effective tax rate is disproportionately high in fiscal 2017 from comparative periods due to low income before taxes relative to items that impact the effective tax rate. Net income for fiscal 2016 included a provision for income tax based on an overall tax rate of 40.6%.

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

        We maintained a valuation allowance of $226.7 million and $212.0 million against remaining net deferred tax assets at fiscal year-end 2017 and 2016, respectively.

  Dilutive Equity Issuances

        On March 4, 2017, 1,053.7 million shares of common stock, which includes unvested restricted shares, were outstanding and an additional 33.9 million shares of common stock were issuable related to outstanding stock options.

        On March 4, 2017, our 33.9 million shares of potentially issuable common stock consisted of the following (shares in thousands):

Strike price	Outstanding Stock Options(a)
$0.99 and under	461
$1.00 to $1.99	22,670
$2.00 to $2.99	3,741
$3.00 to $3.99	—
$4.00 to $4.99	2
$5.00 to $5.99	1
$6.00 to $6.99	1,324
$7.00 to $7.99	2,490
$8.00 and over	3,201

Total issuable shares	33,890

(a)
The exercise of these options would provide cash of $93.1 million.

  Segment Analysis

        We evaluate the Retail Pharmacy and Pharmacy Services segments' performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the consolidated financial statements:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations(1)	Consolidated
	(Dollars in thousands)
March 4, 2017:
Revenues	$26,816,669	$6,393,884	$(365,480)	$32,845,073
Gross Profit	7,381,333	392,732	—	7,774,065
Adjusted EBITDA(*)	948,906	188,235	—	1,137,141
February 27, 2016:
Revenues	$26,865,931	$4,103,513	$(232,787)	$30,736,657
Gross Profit	7,595,429	230,826	—	7,826,255
Adjusted EBITDA(*)	1,300,905	101,357	—	1,402,262
February 28, 2015:
Revenues	$26,528,377	$—	$—	$26,528,377
Gross Profit	7,576,732	—	—	7,576,732
Adjusted EBITDA(*)	1,322,843	—	—	1,322,843

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

(*)
See "Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures" for additional details.

Retail Pharmacy Segment Results of Operations

  Revenues and Other Operating Data

	Year Ended
	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)
	(Dollars in thousands)
Revenues	$26,816,669	$26,865,931	$26,528,377
Revenue (decline) growth	(0.2)%	1.3%	3.9%
Same store sales (decline) growth	(2.2)%	1.3%	4.3%
Pharmacy sales (decline) growth	(3.3)%	1.8%	5.1%
Same store prescription count growth, adjusted to 30-day equivalents	0.1%	1.5%	4.4%
Same store pharmacy sales (decline) growth	(3.2)%	1.8%	5.8%
Pharmacy sales as a % of total retail sales	68.3%	69.1%	68.8%
Third party sales as a % of total pharmacy sales	98.2%	97.8%	97.5%
Front-end sales growth	0.3%	0.1%	0.8%
Same store front-end sales growth	0.2%	0.2%	1.2%
Front-end sales as a % of total retail sales	31.7%	30.9%	31.2%
Adjusted EBITDA(*)	$948,906	$1,300,905	$1,322,843
Store data:
Total stores (beginning of period)	4,561	4,570	4,587
New stores	12	5	2
Store acquisitions	3	6	9
Closed stores	(40)	(20)	(28)
Total stores (end of period)	4,536	4,561	4,570
Relocated stores	24	20	14
Remodeled and expanded stores	350	414	445

(*)
See "Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures" for additional details.

  Revenues

        Fiscal 2017 compared to Fiscal 2016:    The 0.2% decrease in revenue was due primarily to a decrease in pharmacy same store sales, partially offset by the extra week in fiscal 2017. Same store sales trends for fiscal 2017 and fiscal 2016 are described in the following paragraphs. We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocation stores are not included in same store sales until one year has lapsed.

        Pharmacy same store sales decreased 3.2%. Pharmacy same store sales were negatively impacted by continued reimbursement rate pressures and the continued impact of increases in generic drugs, which have a substantially lower selling price than their brand counterparts but higher gross profit. We expect lower reimbursement rates to continue to have a negative impact on our revenues.

        Front end same store sales increased 0.2%. The increase in same store front end sales was impacted by incremental sales from our 2,418 Wellness format stores, and other management initiatives to increase front end sales.

        Fiscal 2016 compared to Fiscal 2015:    The 1.3% increase in revenue was due primarily to an increase in pharmacy and front end same store sales.

        Pharmacy same store sales increased 1.8%. Pharmacy same store sales were positively impacted by an increase of 1.49% in same store prescription count, which reflects higher utilization in Medicaid expansion states and an increase in immunizations, and brand drug inflation. The increases were partially offset by the continued impact of increases in generic drugs, which have a substantially lower selling price than their brand counterparts but higher gross profit. Pharmacy same store sales were also negatively impacted by continued reimbursement rate pressures.

        Front end same store sales increased 0.2%. The increase in same store front end sales was impacted by incremental sales from our 2,042 Wellness format stores, and other management initiatives to increase front end sales.

  Costs and Expenses

	Year Ended
	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)
	(Dollars in thousands)
Costs of revenues	$19,435,336	$19,270,502	$18,951,645
Gross profit	7,381,333	7,595,429	7,576,732
Gross margin	27.5%	28.3%	28.6%
FIFO gross profit(*)	7,374,713	7,606,592	7,557,875
FIFO gross margin(*)	27.5%	28.3%	28.5%
Selling, general and administrative expenses	$6,948,860	$6,824,698	$6,695,642
Selling, general and administrative expenses as a percentage of revenues	25.9%	25.4%	25.2%

(*)
See "Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures" for additional details.

  Gross Profit and Cost of Revenues

        Gross profit decreased by $214.1 million in fiscal 2017 compared to fiscal 2016. The decrease in gross profit is due to lower pharmacy gross profit driven by reductions in reimbursement rates that we could not offset through generic purchasing efficiencies, partially offset by the extra week in fiscal 2017.

        Overall gross margin was 27.5% for fiscal 2017 compared to 28.3% in fiscal 2016. Gross margin was lower due primarily to continued pharmacy reimbursement rate pressures that we could not offset through generic purchasing efficiencies, partially offset by a LIFO credit as compared to a LIFO charge in the prior year. We expect lower reimbursement rates to continue to have a negative impact on our gross margin.

        Gross profit increased by $18.7 million in fiscal 2016 compared to fiscal 2015. The increase in gross profit was due to an increase in front end gross profit, partially offset by lower pharmacy gross profit and a LIFO charge of $11.2 million in fiscal 2016 versus a LIFO credit of $18.9 million in fiscal 2015. The fiscal 2016 LIFO charge was primarily due to lower deflation on pharmacy generics, than in fiscal 2015. Overall gross margin was 28.3% for fiscal 2016 compared to 28.6% in fiscal 2015.

        We use the last-in, first-out ("LIFO") method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. The LIFO credit for fiscal 2017 was $6.6 million compared to a LIFO charge of $11.2 million in fiscal 2016 and a LIFO credit of $18.9 million in fiscal 2015. The LIFO credit for fiscal 2017 as compared to the prior year LIFO charge is due primarily to lower brand drug inflation and deflation in generic prescription drug costs.

        During fiscal 2015, we experienced higher generic deflation and lower pharmacy inventory in our distribution centers resulting from our Purchasing and Delivery Arrangement, which contributed to a LIFO credit of $18.9 million.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenue was 25.9% in fiscal 2017 compared to 25.4% in fiscal 2016, an increase of $124.2 million. The increase in SG&A for fiscal 2017 was a result of the extra week in fiscal 2017 and declining Retail Pharmacy segment sales leverage.

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

Pharmacy Services Segment Results of Operations

  Acquisition of EnvisionRx

        On June 24, 2015, we completed our acquisition of EnvisionRx, pursuant to the terms of the agreement ("Agreement") dated February 10, 2015. EnvisionRx, our Pharmacy Services segment, is a full-service pharmacy benefit provider. EnvisionRx provides both transparent and traditional PBM options through its EnvisionRx and MedTrak PBMs. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies; access to the nation's largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC's EnvisionRx Plus Silver product for the low income auto-assign market and its Clear Choice product for the chooser market. EnvisionRx operates as our 100 percent owned subsidiary. We believe that the acquisition of EnvisionRx will enable us to expand our retail healthcare platform and enhance our health and wellness offerings by combining EnvisionRx's broad suite of PBM and pharmacy-related businesses with our established retail platform to provide our customers and patients with an integrated offering across retail, specialty and mail-order channels.

  Pharmacy Services Segment Results of Operations

        Pharmacy Services segment revenue for fiscal 2017 was $6,393.9 million as compared to fiscal 2016 revenue of $4,103.5 million. The increase in the fiscal 2017 revenue for the segment is primarily due to a full year of Pharmacy Services segment operations being included in the current year as compared to a partial year in the prior year. In addition, revenues for fiscal 2017 were positively impacted by revenue growth at EnvisionPharmacies and DesignRx.

        Gross profit for fiscal 2017 was $392.7 million as compared to gross profit of $230.8 million for fiscal 2016. The increase in the fiscal 2017 gross profit for the segment is primarily due to a full year of Pharmacy Services segment operating results being included in the current year as compared to a partial year in the prior year. In addition, gross profit for fiscal 2017 was positively impacted by customer additions and growth at EnvisionPharmacies and DesignRx.

        Pharmacy Services segment selling, general and administrative expenses for fiscal 2017 was $293.5 million as compared to $188.6 million of selling, general and administrative expenses for fiscal 2016. The increase in the selling, general and administrative expenses for fiscal 2017 is primarily the result of a full period of operating results in the current year as compared to a partial period of operating results in the prior year, as well as from additional costs to service new Pharmacy Services customers. Selling, general and administrative expenses as a percentage of Pharmacy Services segment revenue was 4.6% in fiscal 2017 and fiscal 2016.

        Pharmacy Services Adjusted EBITDA for fiscal 2017 was $188.2 million or 2.9 percent of Pharmacy Services revenue as compared to $101.4 million or 2.5 percent of Pharmacy Services revenue for fiscal 2016. The increase in fiscal 2017 Adjusted EBITDA for the segment is primarily due to an increase in revenues and the fact that prior year's Pharmacy Services segment results do not reflect a full year's ownership of EnvisionRx.

Liquidity and Capital Resources

General

        We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our Amended and Restated Senior Secured Credit Facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of March 4, 2017 was $1,288.0 million, which consisted of revolver borrowing capacity of $1,207.7 million and invested cash of $80.3 million.

Credit Facilities

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

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At March 4, 2017, we had $2,430.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $62.3 million, which resulted in additional borrowing capacity of $1,207.7 million. If at any time the total credit exposure outstanding under our Amended and Restated Senior Secured Credit Facility and the principal amount of our other senior obligations exceeds the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall. Additionally, the Merger Agreement limits our ability to incur additional indebtedness for borrowed money, including a requirement that borrowings under the revolver not exceed $3.0 billion in the aggregate immediately prior to the closing of the Merger.

        The Amended and Restated Senior Secured Credit Facility restricts us and all of our subsidiaries that guarantee our obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, secured guaranteed notes and unsecured guaranteed notes (the "Subsidiary Guarantors") from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store and lockbox deposit accounts and cash necessary to cover our current liabilities) and from accumulating cash on hand with revolver borrowings in excess of $100.0 million over three consecutive business days. The Amended and Restated Senior Secured Credit Facility also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under our Amended and Restated Senior Secured Credit Facility or (b) the sum of revolver availability under our Amended and Restated Senior Secured Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $275.0 million for three consecutive business days or less than or equal to $200.0 million on any day (a "cash sweep period"), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Amended and Restated Senior Secured Credit Facility, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our Amended and Restated Senior Secured Credit Facility.

        The Amended and Restated Senior Secured Credit Facility allows us to have outstanding, at any time, up to $1.5 billion in secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Amended and Restated Senior Secured Credit Facility and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest of (a) the fifth anniversary of the effectiveness of the Amended and Restated Senior Secured Credit Facility and (b) the latest maturity date of any Term Loan or Other Revolving Loan (each as defined in the Amended and Restated Senior Secured Credit Facility) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date and, with respect to any escrow notes issued by Rite Aid, excluding any special mandatory redemption of the type described in clause (iii) of the definition of "Escrow Notes" in the Amended and Restated Senior Secured Credit Facility). Subject to the limitations described in clauses (a) and (b) of the immediately preceding sentence, the Amended and Restated Senior Secured Credit Facility additionally allows us to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Amended and Restated Senior Secured Credit Facility) is not in effect; provided, however, that certain of our other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Amended and Restated Senior Secured Credit Facility also contains certain restrictions on the amount of secured first priority debt we are able to incur. The Amended and Restated Senior Secured Credit Facility also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Amended and Restated Senior Secured Credit Facility is not in default and we maintain availability under our revolver of more than $365.0 million.

        The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolver is less than $200.0 million or (b) on the third consecutive business day on which availability under the revolver is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of March 4, 2017, we had availability under our revolver of $1,207.7 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the senior secured credit facility's financial covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

        We also have two second priority secured term loan facilities, the Tranche 1 Term Loan and the Tranche 2 Term Loan. The Tranche 1 Term Loan matures on August 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 4.75% with a LIBOR floor of 1.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 3.75%. The Tranche 2 Term Loan matures on June 21, 2021 and currently bears interest at a rate per annum equal to LIBOR plus 3.875% with a LIBOR floor of 1.00%, if we choose to make LIBOR borrowings, or at Citibank's base rate plus 2.875%.

        The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of March 4, 2017, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.6 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). Assuming a fully drawn revolver and the outstanding letters of credit, we could incur an additional $350.0 million in secured debt. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of March 4, 2017, we had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

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

2015 Transactions

        On October 15, 2014, we completed the redemption of all of the outstanding $270.0 million aggregate principal amount of 10.25% senior notes due October 2019 at their contractually determined early redemption price of 105.125% of the principal amount, plus accrued interest. We funded this redemption with borrowings under our revolver. We recorded a loss on debt retirement of $18.5 million related to this transaction.

Off-Balance Sheet Arrangements

        As of March 4, 2017, we had no material off balance sheet arrangements, other than operating leases as included in the table below.

Contractual Obligations and Commitments

        The following table details the maturities of our indebtedness and lease financing obligations as of March 4, 2017, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$390,681	$3,203,220	$3,136,487	$2,526,800	$9,257,188
Capital lease obligations(2)	26,184	26,116	11,837	25,743	89,880
Operating leases(3)	1,050,834	1,857,661	1,383,671	3,054,697	7,346,863
Open purchase orders	201,685	—	—	—	201,685
Other, primarily self insurance and retirement plan obligations(4)	98,669	86,271	25,113	69,632	279,685
Minimum purchase commitments(5)	168,723	341,643	26,191	—	536,557

Total contractual cash obligations	$1,936,776	$5,514,911	$4,583,299	$5,676,872	$17,711,858

Commitments
Lease guarantees(6)	$16,624	$22,604	$4,823	$1,371	$45,422
Outstanding letters of credit	56,678	5,594	—	—	62,272

Total commitments	$2,010,078	$5,543,109	$4,588,122	$5,678,243	$17,819,552

(1)
Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of March 4, 2017.

(2)
Represents the minimum lease payments on non-cancelable leases, including interest, net of sublease income.

(3)
Represents the minimum lease payments on non-cancelable leases, including interest, net of sublease income.

(4)
Includes the undiscounted payments for self-insured medical coverage, actuarially determined undiscounted payments for self-insured workers' compensation and general liability, and actuarially determined obligations for defined benefit pension and nonqualified executive retirement plans.

(5)
Represents commitments to purchase products and licensing fees from certain vendors.

(6)
Represents lease guarantee obligations for 67 former stores related to certain business dispositions. The respective purchasers assume the obligations and are, therefore, primarily liable for these obligations.

        Obligations for income tax uncertainties pursuant to ASC 740, "Income Taxes" of approximately $0.9 million are not included in the table above as we are uncertain as to if or when such amounts may be settled.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities

        Cash flow provided by operating activities was $225.9 million in fiscal 2017. Cash flow was negatively impacted by cash used by other assets and liabilities, which relates primarily to increased prepaid rent and decreases in various accrued liabilities, cash used by accounts receivable, which relates primarily to our Pharmacy Services segment accounts receivable growth, and cash used by inventory, which relates primarily to increasing store pharmacy inventory following a period of inventory reductions.

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

        Cash used in investing activities was $464.3 million in fiscal 2017. Cash used in investing activities decreased as compared to the prior year due to expenditures of $1,778.4 million, net of cash acquired, related to the acquisition of EnvisionRx in the prior year. Cash used for the purchase of property, plant, and equipment was also lower than in the prior year due to fewer Wellness store remodels in the current year.

        Cash used in investing activities was $2,401.9 million in fiscal 2016. Cash used in investing activities increased due to expenditures of $1,778.4 million, net of cash acquired, related to the acquisition of EnvisionRx compared to the fiscal 2015 expenditures of $69.8 million, net of cash acquired, related to the acquisitions of Health Dialog and RediClinic in April 2014. Cash used for the purchase of property, plant, and equipment was higher than in fiscal 2015 due to a higher investment in Wellness store remodels.

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

        Cash provided by financing activities was $359.3 million in fiscal 2017, which reflects net proceeds from the revolver of $330.0 million. We also made scheduled payments of $21.2 million on our capital lease obligations. Cash provided by financing activities also reflects an increase in our zero balance bank accounts and proceeds from the issuance of common stock.

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

  Capital Expenditures

        During the fiscal years ended March 4, 2017, February 27, 2016 and February 28, 2015 capital expenditures were as follows:

	Year Ended
	March 4, 2017 (53 weeks)	February 27, 2016 (52 weeks)	February 28, 2015 (52 weeks)
	(Dollars in thousands)
New store construction, store relocation and store remodel projects	$248,624	$311,820	$280,679
Technology enhancements, improvements to distribution centers and other corporate requirements	175,665	229,527	146,149
Purchase of prescription files from other retail pharmacies	56,822	128,648	112,558

Total capital expenditures	$481,111	$669,995	$539,386

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations and after giving effect to limitations in the Merger Agreement, we believe that cash flow from operations together with available borrowings under the revolver and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect to be subject to the fixed charge covenant in our senior secured credit facility in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. Subject to the limitations set forth in the Merger Agreement, including the requirement that we obtain WBA's consent prior to engaging in certain transactions, from time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or seek to refinance our outstanding debt (including our revolver) or may otherwise seek transactions to reduce interest expense and extend debt maturities. Additionally, the Merger Agreement contains a requirement that borrowings under the revolver not exceed $3.0 billion in the aggregate immediately prior to the closing of the Merger. Any of these transactions could impact our financial results. Upon closing of the Merger, we expect that all amounts due under the Amended and Restated Senior Secured Credit Facility, Tranche 1 Term Loan and Tranche 2 Term Loan will be paid in accordance with the terms of the Merger Agreement.

Additionally, upon closing of the Merger, the indentures governing the 9.25% Notes, the 6.75% Notes and the 6.125% Notes require the Company or WBA to make a change of control offer to repurchase such notes from the noteholders at 101% plus accrued and unpaid interest, to the extent such notes remain outstanding at the closing.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory shrink, goodwill impairment, impairment of long-lived assets, revenue recognition, vendor discounts and purchase discounts, self insurance liabilities, lease exit liabilities, income taxes and litigation. Additionally, we have critical accounting policies regarding revenue recognition and vendor allowances and purchase discounts for our Pharmacy Services segment. We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets and various other assumptions that are believed to be reasonable under existing conditions. Variability reflected in the sensitivity analyses presented below is based on our recent historical experience. Actual results may differ materially from these estimates and sensitivity analyses.

        The following critical accounting policies require the use of significant judgments and estimates by management:

        Inventory shrink:    The carrying value of our inventory is reduced by a reserve for estimated shrink losses that occur between physical inventory dates. When estimating these losses, we consider historical loss results at specific locations, as well as overall loss trends as determined during physical inventory procedures. The estimated shrink rate is calculated by dividing historical shrink results for stores inventoried in the most recent six months by the sales for the same period. Shrink expense is recognized by applying the estimated shrink rate to sales since the last physical inventory. There have been no significant changes in the assumptions used to calculate our shrink rate over the last three years. Although possible, we do not expect a significant change to our shrink rate in future periods. A 10 basis point difference in our estimated shrink rate for the year ended March 4, 2017, would have affected pre-tax income by approximately $9.8 million.

        Goodwill Impairment:    Our policy is to perform an impairment test of goodwill at least annually, and more frequently if events or circumstances occurred that would indicate a reduced fair value in our reporting units could exist. Typically, we perform a qualitative assessment in the fourth quarter of the fiscal year to determine if it is more likely than not that the carrying value of the goodwill exceeds the fair value of the goodwill. However, as part of this qualitative assessment, we do perform a quantitative assessment at least once every three years to re-establish a baseline fair value that can be used in our current and future qualitative assessments. During our qualitative assessment we make significant estimates, assumptions, and judgments, including, but not limited to, the overall economy, industry and market conditions, financial performance of the Company, changes in our share price, and forecasts of revenue, profit, working capital requirements, and cash flows. We consider each reporting unit's historical results and operating trends when determining these assumptions; however, our estimates and projections can be affected by a number of factors and it is possible that actual results could differ from the assumptions used in our impairment assessment. If we determine that it is more likely than not that the carrying value of the goodwill exceeds the fair value of the goodwill, we perform the first step of the impairment process, which compares the fair value of the reporting unit to its carrying amount, including the goodwill. Fair value estimates used in the quantitative impairment test are calculated using an average of an income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of assumptions including future growth rates, discount rates, income tax rates and market activity in assessing fair value and are reporting unit specific. If the carrying value of the reporting unit exceeds the fair value, the second step of the impairment process is performed and the implied fair value of the reporting unit is compared to the carrying amount of the goodwill. The implied fair value of the goodwill is determined the same way as the goodwill recognized in a business combination. We assign the fair value of a reporting unit to all of the assets and liabilities of that unit (including unrecognized intangible assets) and any excess goes to the goodwill (its implied fair value). Any excess carrying amount of the goodwill over the implied fair value of the goodwill, is the amount of the impairment loss recognized.

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

        If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 basis point decrease in our future sales assumptions as of March 4, 2017 would have resulted in an additional fiscal 2017 impairment charge of $2.7 million. A 50 basis point increase in our future sales assumptions as of March 4, 2017 would have reduced the fiscal 2017 impairment charge by $0.5 million. A 100 basis point decrease in our future sales assumptions as of March 4, 2017 would have resulted in an additional fiscal 2017 impairment charge of $3.3 million. A 100 basis point increase in our future sales assumptions as of March 4, 2017 would have reduced the fiscal 2017 impairment charge by $0.9 million.

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

        Members reach specific wellness+ tiers based on the points accumulated during the calendar year, which entitle them to certain future discounts and other benefits upon reaching that tier. For example, any customer that reaches 1,000 points in a calendar year achieves the "Gold" tier, enabling the customer to receive a 20% discount on qualifying purchases of front end merchandise for the remaining portion of the calendar year and the next calendar year. There is also a similar "Silver" level with a lower threshold and benefit level.

        As wellness+ customers accumulate points, we defer the value of the points earned as deferred revenue based on the expected usage. The amount deferred is based on historic and projected customer activity (e.g., tier level, spending level). As customers receive discounted front end merchandise, we recognize an allocable portion of the deferred revenue. If the achieved combined Gold and Silver levels differ from the assumptions by 5.0% it would have affected pretax income by $1.3 million. If the assumed spending levels, which are the drivers of future discounts, differ by 5.0% it would have affected pretax income by $1.3 million.

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

        Self-insurance liabilities:    We expense claims for self-insured workers' compensation and general liability insurance coverage as incurred including an estimate for claims incurred but not paid. The expense for self-insured workers' compensation and general liability claims incurred but not paid is determined using several factors, including historical claims experience and development, severity of claims, medical costs and the time needed to settle claims. We discount the estimated expense for workers' compensation to present value as the time period from incurrence of the claim to final settlement can be several years. We base our estimates for such timing on previous settlement activity. The discount rate is based on the current market rates for Treasury bills that approximate the average time to settle the workers' compensation claims. These assumptions are updated on an annual basis. A 30 basis point difference in the discount rate for the year ended March 4, 2017, would have affected pretax income by approximately $2.6 million.

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

        Changes in the real estate leasing markets can have an impact on the closed store reserve. Additionally, some of our closed stores were closed prior to our adoption of ASC 420, "Exit or Disposal Cost Obligations." Therefore, if interest rates change, reserves may be increased or decreased. As of March 4, 2017, a 50 basis point variance in the credit adjusted risk free interest rate would have affected pretax income by approximately $0.6 million for fiscal 2017.

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

        We have recorded estimates of various assets and liabilities arising from our participation in the Medicare Part D program based on information in our claims management and enrollment systems. Significant estimates arising from our participation in the Medicare Part D program include: (i) estimates of low-income cost subsidy, reinsurance amounts and coverage gap discount amounts ultimately payable to or receivable from CMS based on a detailed claims reconciliation, (ii) an estimate of amounts receivable from CMS under a risk-sharing feature of the Medicare Part D program design, referred to as the risk corridor (iii) estimates for claims that have been reported and are in the process of being paid or contested and (iv) our estimate of claims that have been incurred but have not yet been reported. Actual amounts of Medicare Part D-related assets and liabilities could differ significantly from amounts recorded. Historically, the effect of these adjustments has not been material to our results of operations or financial position.

        Vendor allowances and purchase discounts for our Pharmacy Services segment:    Our Pharmacy Services segment receives purchase discounts on products purchased. Contractual arrangements with vendors, including manufacturers, wholesalers and retail pharmacies, normally provide for the Pharmacy Services segment to receive purchase discounts from established list prices in one, or a combination, of the following forms: (i) a direct discount at the time of purchase or (ii) a discount (or rebate) paid subsequent to dispensing when products are purchased indirectly from a manufacturer (e.g., through a wholesaler or retail pharmacy). These rebates are recognized based on estimates when prescriptions are dispensed and are generally calculated and billed to manufacturers within 30 days of the end of each completed quarter. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material to the results of operations. We account for the effect of any such differences as a change in accounting estimate in the period the reconciliation is completed. The Pharmacy Services segment also receives additional discounts under its wholesaler contract. In addition, the Pharmacy Services segment receives fees from pharmaceutical manufacturers for administrative services. Purchase discounts and administrative service fees are recorded as a reduction of cost of revenues.

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

        The following is a reconciliation of our net income to Adjusted EBITDA for fiscal 2017, 2016 and 2015:

	March 4, 2017 (53 weeks)	February 27, 2016 (52 weeks)	February 28, 2015 (52 weeks)
	(Dollars in thousands)
Net income	$4,053	$165,465	$2,109,173
Interest expense	431,991	449,574	397,612
Income tax expense	29,689	139,297	158,951
Income tax valuation allowance increase (release)	14,703	(26,358)	(1,841,304)
Depreciation and amortization expense	568,231	509,212	416,628
LIFO (credit) charge	(6,620)	11,163	(18,857)
Lease termination and impairment charges	55,294	48,423	41,945
Loss on debt retirements, net	—	33,205	18,512
Other	39,800	72,281	40,183

Adjusted EBITDA	$1,137,141	$1,402,262	$1,322,843

        The following is a reconciliation of our net income to Adjusted Net Income and Adjusted Net Income per Diluted Share for fiscal 2017, 2016 and 2015. Adjusted Net Income is defined as net income excluding the impact of amortization of EnvisionRx intangible assets, merger and acquisition-related costs, loss on debt retirements and LIFO adjustments. We calculate Adjusted Net Income per Diluted Share using our above-referenced definition of Adjusted Net Income. We believe Adjusted Net Income and Adjusted Net Income per Diluted Share serve as appropriate measures to be used in evaluating the performance of our business and help our investors better compare our operating performance over multiple periods. The following is a reconciliation of our net income to our Adjusted Net Income for fiscal 2017, 2016 and 2015:

	March 4, 2017 (53 weeks)	February 27, 2016 (52 weeks)	February 28, 2015 (52 weeks)
	(Dollars in thousands)
Net income	$4,053	$165,465	$2,109,173
Add back—Income tax expense (benefit)	44,392	112,939	(1,682,353)

Income before income taxes	48,445	278,404	426,820
Adjustments:
Amortization of EnvisionRx intangible assets	83,022	55,527	—
LIFO (credit) charge	(6,620)	11,163	(18,857)
Loss on debt retirements, net	—	33,205	18,512
Merger and Acquisition-related costs	14,066	27,482	8,309

Adjusted income before income taxes	138,913	405,781	434,784
Adjusted income tax expense(a)	72,096	150,545	161,740

Adjusted net income	$66,817	$255,236	$273,044

Net income per diluted share	$0.00	$0.16	$2.08
Adjusted net income per diluted share	$0.06	$0.24	$0.27

(a)
The fiscal year 2017 and 2016 annual effective tax rates, adjusted to exclude amortization of EnvisionRx intangible assets, LIFO (credits) charges, loss on debt retirements and Merger and Acquisition-related costs from book income, are used for the fifty-three weeks ended March 4, 2017 and the fifty-two weeks ended February 27, 2016, respectively. The estimated annualized effective tax rate used for the fifty-two weeks ended February 28, 2015 is adjusted for the income tax valuation allowance reduction of $1.841 billion.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of March 4, 2017.

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value at March 4, 2017
	(Dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$90	$—	$—	$902,000	$810,000	$2,223,000	$3,935,090	$4,152,374
Average Interest Rate	7.61%	0.00%	0.00%	9.25%	6.75%	6.38%	7.11%
Variable Rate	$—	$—	$2,430,000	$470,000	$500,000	$—	$3,400,000	$3,404,225
Average Interest Rate	0.00%	0.00%	2.44%	5.75%	4.88%	0.00%	3.26%

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility, Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of March 4, 2017, our annual interest expense would change by approximately $32.4 million.

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

(b)   Internal Control Over Financial Reporting

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of March 4, 2017, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

  Attestation Report of the Independent Registered Public Accounting Firm

        The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our internal control over financial reporting is included after the next paragraph.

(c)   Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended March 4, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

        We have audited the internal control over financial reporting of Rite Aid Corporation and subsidiaries (the "Company") as of March 4, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 4, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 4, 2017 of the Company and our report dated May 3, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
May 3, 2017

Item 9B.    Other Information

        None

PART III

        We intend to file with the SEC a definitive proxy statement for our 2017 Annual Meeting of Stockholders, to be held on or before July 17, 2017, pursuant to Regulation 14A not later than 120 days after March 4, 2017. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from that proxy statement.

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

3.     Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Agreement and Plan of Merger, dated as of October 27, 2015, among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Victoria Merger Sub, Inc.	Exhibit 2.1 to Form 8-K, filed on October 29, 2015
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of January 29, 2017, by and among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Victoria Merger Sub, Inc.	Exhibit 2.1 to Form 8-K filed on January 30, 2017
2.3	Asset Purchase Agreement, dated as of December 19, 2016, by and among Rite Aid Corporation, Walgreens Boots Alliance, Inc., Fred's, Inc. and AFAE, LLC***	Filed herewith
3.1	Amended and Restated Certificate of Incorporation, dated January 22, 2014	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Amended and Restated By-Laws	Exhibit 3.2 to Form 10-Q, filed on January 6, 2016
4.1
	Indenture, dated as of February 27, 2012, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.1 to Form 8-K, filed on February 27, 2012
4.2
	First Supplemental Indenture, dated as of May 15, 2012, among Rite Aid Corporation, the subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. to the Indenture, dated as of February 27, 2012, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Trust Company, N.A., related to the Company's 9.25% Senior Notes due 2020	Exhibit 4.23 to the Registration Statement on Form S-4, File No. 181651, filed on May 24, 2012
4.3	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and U.S. Bank Trust National Association (as successor trustee to Morgan Guaranty Trust Company of New York) to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 7.70% Notes due 2027	Exhibit 4.1 to Form 8-K filed on February 7, 2000

Exhibit Numbers	Description	Incorporation By Reference To
4.5	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.6
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank to the Indenture, dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.7
	Indenture, dated as of July 2, 2013, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company's 6.75% Senior Notes due 2021	Exhibit 4.1 to Form 8-K, filed on July 2, 2013
4.8	Registration Rights Agreement, dated as of February 10, 2015, by and among Rite Aid Corporation, TPG VI Envision, L.P., TPG VI DE BDH, L.P. and Envision Rx Options Holdings Inc.	Exhibit 10.3 to Form 8-K, filed on February 13, 2015
4.9
	Indenture, dated as of April 2, 2015, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company's 6.125% Senior Notes due 2023	Exhibit 4.1 to Form 8-K, filed on April 2, 2015
4.10
	Registration Rights Agreement, dated as of April 2, 2015, among Rite Aid Corporation, the subsidiary guarantors named therein and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as the initial purchasers of the Company's 6.125% Senior Notes due 2023	Exhibit 10.1 to Form 8-K, filed on April 2, 2015
10.1	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.2	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.3	2004 Omnibus Equity Plan*	Exhibit 10.4 to Form 10-K, filed on April 29, 2005
10.4	2006 Omnibus Equity Plan*	Exhibit 10 to Form 8-K, filed on January 22, 2007
10.5	2010 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.6	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan*	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010

Exhibit Numbers	Description	Incorporation By Reference To
10.7	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan*	Exhibit 10.8 to Form 10-K, filed on April 23, 2013
10.8	2012 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
10.9	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan*	Exhibit 10.10 to Form 10-K, filed on April 23, 2013
10.10	2014 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 23, 2014
10.11	Form of Award Agreement*	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.12	Supplemental Executive Retirement Plan*	Exhibit 10.6 to Form 10-K, filed on April 28, 2010
10.13	Executive Incentive Plan for Officers of Rite Aid Corporation*	Exhibit 10.1 to Form 8-K, filed on February 24, 2012
10.14	Amended and Restated Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of January 21, 2010*	Exhibit 10.7 to Form 10-K, filed on April 28, 2010
10.15	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000*	Exhibit 10.1 to Form 10-Q, filed on December 22, 2005
10.16	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of December 18, 2008*	Exhibit 10.4 to Form 10-Q, filed on January 7, 2009
10.17	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K, filed on April 26, 2004
10.18	Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.7 to Form 10-Q, filed on January 7, 2009
10.19	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.6 to Form 10-Q, filed on October 7, 2010
10.20	Amendment to Employment Agreement by and between Rite Aid Corporation and Kenneth Martindale dated as of October 26, 2015*	Exhibit 10.4 to Form 10-Q, filed on January 6, 2016
10.21	Amended and Restated Employment Agreement, dated as of June 23, 2011, between Rite Aid Corporation and Enio A. Montini, Jr.*	Exhibit 10.1 to Form 10-Q, filed on October 5, 2011
10.22	Employment Agreement, dated as of March 24, 2014, by and between Rite Aid Corporation and Dedra N. Castle	Exhibit 10.2 to Form 10-Q, filed on July 3, 2014

Exhibit Numbers	Description	Incorporation By Reference To
10.23	Employment Agreement, dated as of July 24, 2014, by and between Rite Aid Corporation and Darren W. Karst	Exhibit 10.2 to Form 10-Q, filed on October 2, 2014
10.24	Letter Agreement, dated October 26, 2015, to the Employment Agreement by and between Rite Aid Corporation and Darren W. Karst, dated as of July 24, 2014*	Exhibit 10.1 to Form 8-K, filed on October 28, 2015
10.25	Employment Agreement by and between Rite Aid Corporation and Jocelyn Konrad dated as of August 18, 2015*	Exhibit 10.1 to Form 10-Q, filed on January 6, 2016
10.26	Employment Agreement by and between Rite Aid Corporation and Bryan Everett dated as of June 22, 2015*	Exhibit 10.2 to Form 10-Q, filed on January 6, 2016
10.27	Employment Agreement by and between Rite Aid Corporation and David Abelman dated as of August 3, 2015*	Exhibit 10.3 to Form 10-Q, filed on January 6, 2016
10.28	Form of Retention Award Agreement	Exhibit 10.1 to Form 8-K, filed on January 7, 2016
10.29	Form of December 31, 2015 Retention Award Agreement	Exhibit 10.2 to Form 8-K, filed on January 7, 2016
10.30
	Amended and Restated Credit Agreement, dated as of June 27, 2001, as amended and restated as of January 13, 2015, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on January 14, 2015
10.31
	First Amendment to Amended and Restated Credit Agreement, dated as of February 10, 2015, among Rite Aid Corporation, the lenders signatory thereto and Citicorp North America, Inc., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on February 13, 2015
10.32	Credit Agreement, dated as of June 21, 2013, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.1 to Form 8-K, filed on June 21, 2013
10.33	Credit Agreement, dated as of February 21, 2013, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent	Exhibit 10.2 to Form 8-K, filed on February 21, 2013

Exhibit Numbers	Description	Incorporation By Reference To
10.34	Amended and Restated Collateral Trust and Intercreditor Agreement, including the related definitions annex, dated as of June 5, 2009, among Rite Aid Corporation, each subsidiary named therein or which becomes a party thereto, Wilmington Trust Company, as collateral trustee, Citicorp North America, Inc., as senior collateral processing agent, The Bank of New York Trust Company, N.A., as trustee under the 2017 7.5% Note Indenture (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee under the 2016 10.375% Note Indenture (as defined therein), and each other Second Priority Representative and Senior Representative which becomes a party thereto	Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.35	Amended and Restated Senior Subsidiary Guarantee Agreement, dated as of June 5, 2009 among the subsidiary guarantors party thereto and Citicorp North America, Inc., as senior collateral agent	Exhibit 10.4 to Form 8-K, filed on June 11, 2009
10.36	Amended and Restated Senior Subsidiary Security Agreement, dated as of June 5, 2009, by the subsidiary guarantors party thereto in favor of the Citicorp North America, Inc., as senior collateral agent	Exhibit 10.5 to Form 8-K, filed on June 11, 2009
10.37
	Amended and Restated Senior Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and supplemented as of September 27, 2004, among Rite Aid Corporation, the Subsidiary Guarantors, and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as collateral processing co- agents	Exhibit 4.27 to Form 10-K, filed on April 29, 2008
10.38
	Second Priority Subsidiary Guarantee Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.36 to Form 10-K, filed on April 17, 2009
10.39
	Second Priority Subsidiary Security Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, as supplemented as of January 5, 2005, and as amended in the Reaffirmation Agreement and Amendment dates as of January 11, 2005, by the Subsidiary Guarantors in favor of Wilmington Trust Company, as collateral trustee	Exhibit 4.37 to Form 10-K, filed on April 17, 2009
10.40
	Amended and Restated Second Priority Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.33 to Form 10-K, filed on April 29, 2008

Exhibit Numbers	Description	Incorporation By Reference To
10.41	Intercreditor Agreement, dated as of February 18, 2009, by and among Citicorp North America, Inc. and Citicorp North America, Inc., and acknowledged and agreed to by Rite Aid Funding II	Exhibit 10.2 to Form 8-K, filed on February 20, 2009
10.42
	Senior Lien Intercreditor Agreement dated as of June 12, 2009, among Rite Aid Corporation, the subsidiary guarantors named therein, Citicorp North America, Inc., as senior collateral agent for the Senior Secured Parties (as defined therein), Citicorp North America, Inc., as senior representative for the Senior Loan Secured Parties (as defined therein), The Bank of New York Mellon Trust Company, N.A., as Senior Representative (as defined therein) for the Initial Additional Senior Debt Parties (as defined therein), and each additional Senior Representative from time to time party thereto	Exhibit 10.2 to Form 8-K, filed on June 16, 2009
11	Statement regarding computation of earnings per share (See Note 4 to the consolidated financial statements)	Filed herewith
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
101.	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 4, 2017 and February 27, 2016, (ii) Consolidated Statements of Operations for the fiscal years ended March 4, 2017, February 27, 2016, and February 28, 2015, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 4, 2017, February 27, 2016, and February 28, 2015, (iv) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 4, 2017, February 27, 2016, and February 28, 2015, (v) Consolidated Statements of Cash Flows for the fiscal years ended March 4, 2017, February 27, 2016, and February 28, 2015 and (vi) Notes to Consolidated Financial Statements, tagged in detail.

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

***
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and Rite Aid Corporation agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rite Aid Corporation
Camp Hill, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the "Company") as of March 4, 2017 and February 27, 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 4, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rite Aid Corporation and subsidiaries as of March 4, 2017 and February 27, 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 4, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 4, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 3, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
May 3, 2017

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 4, 2017	February 27, 2016
ASSETS
Current assets:
Cash and cash equivalents	$245,410	$124,471
Accounts receivable, net	1,771,126	1,601,008
Inventories, net	2,837,211	2,697,104
Prepaid expenses and other current assets	211,541	128,144

Total current assets	5,065,288	4,550,727
Property, plant and equipment, net	2,251,692	2,255,398
Goodwill	1,715,479	1,713,475
Other intangibles, net	835,795	1,004,379
Deferred tax assets	1,505,564	1,539,141
Other assets	219,934	213,890

Total assets	$11,593,752	$11,277,010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$21,335	$26,848
Accounts payable	1,613,909	1,542,797
Accrued salaries, wages and other current liabilities	1,370,004	1,427,250

Total current liabilities	3,005,248	2,996,895
Long-term debt, less current maturities	7,263,288	6,914,393
Lease financing obligations, less current maturities	44,070	52,895
Other noncurrent liabilities	667,076	731,399

Total liabilities	10,979,682	10,695,582
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 1,053,690 and 1,047,754	1,053,690	1,047,754
Additional paid-in capital	4,839,854	4,822,665
Accumulated deficit	(5,237,157)	(5,241,210)
Accumulated other comprehensive loss	(42,317)	(47,781)

Total stockholders' equity	614,070	581,428

Total liabilities and stockholders' equity	$11,593,752	$11,277,010

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)
Revenues	$32,845,073	$30,736,657	$26,528,377
Costs and expenses:
Cost of revenues	25,071,008	22,910,402	18,951,645
Selling, general and administrative expenses	7,242,359	7,013,346	6,695,642
Lease termination and impairment charges	55,294	48,423	41,945
Interest expense	431,991	449,574	397,612
Loss on debt retirements, net	—	33,205	18,512
(Gain) loss on sale of assets, net	(4,024)	3,303	(3,799)

	32,796,628	30,458,253	26,101,557

Income before income taxes	48,445	278,404	426,820
Income tax expense (benefit)	44,392	112,939	(1,682,353)

Net income	$4,053	$165,465	$2,109,173

Computation of income attributable to common stockholders:
Income attributable to common stockholders—basic	4,053	165,465	2,109,173
Add back-interest on convertible notes	—	—	5,456

Income attributable to common stockholders—diluted	$4,053	$165,465	$2,114,629

Basic income per share	$0.00	$0.16	$2.17

Diluted income per share	$0.00	$0.16	$2.08

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)
Net income	$4,053	$165,465	$2,109,173
Other comprehensive income (loss):
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $3,600, $(1,681), and $(6,042) tax expense (benefit)	5,464	(1,931)	(8,516)

Total other comprehensive income (loss)	5,464	(1,931)	(8,516)

Comprehensive income	$9,517	$163,534	$2,100,657

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Total
BALANCE MARCH 1, 2014	971,331	$971,331	$4,468,149	$(7,515,848)	$(37,334)	$(2,113,702)
Net income				2,109,173		2,109,173
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $6,042 tax benefit					(8,516)	(8,516)

Comprehensive income						2,100,657
Exchange of restricted shares for taxes	(2,115)	(2,115)	(13,063)			(15,178)
Issuance of restricted stock	3,303	3,303	(3,303)			—
Cancellation of restricted stock	(454)	(454)	454			—
Amortization of restricted stock balance			12,441			12,441
Stock-based compensation expense			10,949			10,949
Tax benefit from exercise of stock options and restricted stock vesting			37,772			37,772
Stock options exercised	16,485	16,485	7,612			24,097
Conversion of convertible debt instruments	8	8	12			20

BALANCE FEBRUARY 28, 2015	988,558	$988,558	$4,521,023	$(5,406,675)	$(45,850)	$57,056

Net income				165,465		165,465
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $1,681 tax benefit					(1,931)	(1,931)

Comprehensive income						163,534
Exchange of restricted shares for taxes	(2,045)	(2,045)	(15,461)			(17,506)
Issuance of restricted stock	2,751	2,751	(2,751)			—
Cancellation of restricted stock	(420)	(420)	420			—
Amortization of restricted stock balance			28,342			28,342
Stock-based compensation expense			11,164			11,164
Conversion of convertible debt instruments	24,762	24,762	39,327			64,089
Tax benefit from exercise of stock options and restricted stock vesting			22,466			22,466
Stock options exercised	6,394	6,394	4,982			11,376
Shares issued for EnvisionRx acquisition	27,754	27,754	213,153			240,907

BALANCE FEBRUARY 27, 2016	1,047,754	$1,047,754	$4,822,665	$(5,241,210)	$(47,781)	$581,428

Net income				4,053		4,053
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $3,600 tax expense					5,464	5,464

Comprehensive income						9,517
Exchange of restricted shares for taxes	(809)	(809)	(5,446)			(6,255)
Issuance of restricted stock	3,613	3,613	(3,613)			—
Cancellation of restricted stock	(424)	(424)	424			—
Amortization of restricted stock balance			12,588			12,588
Stock-based compensation expense			9,989			9,989
Tax benefit from exercise of stock options and restricted stock vesting			(148)			(148)
Stock options exercised	3,556	3,556	3,395			6,951

BALANCE MARCH 4, 2017	1,053,690	$1,053,690	$4,839,854	$(5,237,157)	$(42,317)	$614,070

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)
OPERATING ACTIVITIES:
Net income	$4,053	$165,465	$2,109,173
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	568,231	509,212	416,628
Lease termination and impairment charges	55,294	48,423	41,945
LIFO (credit) charge	(6,620)	11,163	(18,857)
(Gain) loss on sale of assets, net	(4,024)	3,303	(3,799)
Stock-based compensation expense	23,482	37,948	23,390
Loss on debt retirements, net	—	33,205	18,512
Changes in deferred taxes	35,038	79,488	(1,726,487)
Excess tax benefit on stock options and restricted stock	(543)	(22,884)	(41,563)
Changes in operating assets and liabilities:
Accounts receivable	(166,765)	291,659	(25,902)
Inventories	(133,543)	181,958	129,985
Accounts payable	29,528	(21,187)	(169,952)
Other assets and liabilities, net	(178,268)	(320,351)	(104,114)

Net cash provided by operating activities	225,863	997,402	648,959

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(424,289)	(541,347)	(426,828)
Intangible assets acquired	(56,822)	(128,648)	(112,558)
Acquisition of businesses, net of cash acquired	—	(1,778,377)	(69,793)
Proceeds from sale-leaseback transactions	—	36,732	—
Proceeds from dispositions of assets and investments	16,852	9,782	15,494

Net cash used in investing activities	(464,259)	(2,401,858)	(593,685)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	1,800,000	1,152,293
Net proceeds from revolver	330,000	375,000	1,325,000
Principal payments on long-term debt	(21,239)	(672,717)	(2,595,709)
Change in zero balance cash accounts	43,080	(62,878)	1,081
Net proceeds from the issuance of common stock	6,951	11,376	24,117
Financing fees paid for early debt redemption	—	(26,003)	(13,841)
Excess tax benefit on stock options and restricted stock	543	22,884	41,563
Deferred financing costs paid	—	(34,634)	(20,285)

Net cash provided by (used in) financing activities	359,335	1,413,028	(85,781)

Increase (decrease) in cash and cash equivalents	120,939	8,572	(30,507)
Cash and cash equivalents, beginning of year	124,471	115,899	146,406

Cash and cash equivalents, end of year	$245,410	$124,471	$115,899

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

  Description of Business

        The Company is a Delaware corporation and through its 100 percent owned subsidiaries, operates a pharmacy retail healthcare company in the United States of America. The Company operates through its two reportable segments: the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy segment operates one of the largest retail drugstore chains in the United States, with 4,536 stores in operation as of March 4, 2017. The Retail Pharmacy segment's drugstores' primary business is the sale of brand and generic prescription drugs. The Retail Pharmacy segment also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line. The Pharmacy Services segment, acquired by the Company in connection with the June 24, 2015 acquisition of EnvisionRx, operates both a transparent and traditional pharmacy benefit management ("PBM") business; mail-order and specialty pharmacy services through EnvisionPharmacies; access to the nation's largest cash pay infertility discount drug program via Design Rx; a claims adjudication software platform through Laker Software; and a national Medicare Part D prescription drug plan through Envision Insurance Company ("EIC"). See Note 20 for additional details on the Company's reportable segments.

        Prior to the June 24, 2015 acquisition of EnvisionRx, the Company's operations consisted solely of the Retail Pharmacy segment. Following the completion of the EnvisionRx acquisition, the Company organized its operations into the Retail Pharmacy segment and the Pharmacy Services segment. Revenues for the Company are as follows:

	Year Ended
	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)
Retail Pharmacy segment:
Pharmacy sales	$18,187,451	$18,442,557	$18,114,768
Front end sales	8,427,256	8,238,450	8,232,256
Other revenue	201,962	184,924	181,353

Total Retail Pharmacy segment	$26,816,669	$26,865,931	$26,528,377
Pharmacy Services segment revenue	6,393,884	4,103,513	—
Intersegment elimination	(365,480)	(232,787)	—

Total revenue	$32,845,073	$30,736,657	$26,528,377

        Sales of prescription drugs for our Retail Pharmacy segment represented approximately 68.3%, 69.1% and 68.8% of the Company's total drugstore sales in fiscal years 2017, 2016 and 2015,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

respectively. The Retail Pharmacy segment's principal classes of products in fiscal 2017 were the following:

Product Class	Percentage of Sales
Prescription drugs	68.3%
Over-the-counter medications and personal care	10.2%
Health and beauty aids	4.8%
General merchandise and other	16.7%

  Fiscal Year

        The Company's fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal year ended March 4, 2017 includes 53 weeks. The fiscal years ended February 27, 2016 and February 28, 2015 included 52 weeks.

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

  Allowance for Uncollectible Receivables

        Approximately 98.2% of prescription sales are made to customers who are covered by third-party payors, such as insurance companies, government agencies and employers. The Company recognizes receivables that represent the amount owed to the Company for sales made to customers or employees of those payors that have not yet been paid. The Company maintains a reserve for the amount of these receivables deemed to be uncollectible. This reserve is calculated based upon historical collection activity adjusted for current conditions.

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

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

        The Company capitalizes direct internal and external development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2017, 2016 and 2015, the Company capitalized costs of approximately $6,189, $7,680 and $7,550, respectively.

  Goodwill

        The Company recognizes goodwill as the excess of the purchase price over the fair value of the assets acquired and liabilities assumed during business combinations. The Company accounts for

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

  Intangible Assets

        The Company has certain finite-lived intangible assets that are amortized over their useful lives. The value of favorable and unfavorable leases on stores acquired in business combinations are amortized over the terms of the leases on a straight-line basis. Prescription files acquired in business combinations are amortized over an estimated useful life of ten years on an accelerated basis, which approximates the anticipated prescription file retention and related cash flows. Purchased prescription files acquired in other than business combinations are amortized over their estimated useful lives of five years on a straight-line basis. The value of finite-lived trade names are amortized over 10 years on a straight-line basis. The value of customer relationships, acquired in connection with the Company's acquisition of EnvisionRx, are amortized over a period between 10 and 20 years on a descending percentage method which matches the pattern of expected discounted cash flows. The Pharmacy Services segment's contract with Centers for Medicare and Medicaid Services ("CMS") for Medicare Part D ("Part D"), which is required in order to act as a national provider of the Part D benefit, is amortized over 25 years on a straight line basis.

  Deferred Financing Costs

        Costs incurred to issue debt are deferred and amortized as a component of interest expense over the terms of the related debt agreements. Amortization expense of deferred financing costs was $19,565, $19,545 and $15,301 for fiscal 2017, 2016 and 2015, respectively.

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

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

        Members reach specific wellness + tiers based on the points accumulated during the calendar year, which entitles such customers to certain future discounts and other benefits upon reaching that tier. For example, any customer that reaches 1,000 points in a calendar year achieves the "Gold" tier, enabling them to receive a 20% discount on qualifying purchases of front end merchandise for the remaining portion of the calendar year and also the next calendar year. There is also a similar "Silver" level with a lower threshold and benefit level.

        As wellness + customers accumulate points, the Retail Pharmacy segment defers the value of the points earned as deferred revenue (included in other current and noncurrent liabilities, based on the expected usage). The amount deferred is based on historic and projected customer activity (e.g., tier level, spending level). As customers receive discounted front end merchandise, the Retail Pharmacy segment recognizes an allocable portion of the deferred revenue. The Retail Pharmacy segment deferred $97,501 as of March 4, 2017 of which $75,833 is included in other current liabilities and $21,668 is included in noncurrent liabilities. The Retail Pharmacy segment deferred $110,208 as of February 27, 2016 of which $88,470 is included in other current liabilities and $21,738 is included in noncurrent liabilities.

        During fiscal 2016, the Company partnered with American Express Travel Related Services Company, Inc. to be part of a coalition loyalty program titled Plenti. This awards program allows a customer to earn points based on qualifying purchases at participating retailers. Each Plenti point is worth the equivalent of $0.01. The customer has the opportunity to redeem their accumulated points on a future purchase at any of the participating retailers. All points are redeemed using a FIFO methodology (e.g., first points earned are the first to be redeemed). Points expire on December 31st of each year for any point that has aged a minimum of two years that has not been redeemed by the customer. For a majority of the Plenti point issuances, funding is provided by our vendors through contractual arrangements. This funding is treated as deferred revenue and remains in deferred revenue until a customer redeems their points. Upon redemption, the deferred revenue account is decremented with an offsetting credit to sales. For Plenti point redemptions that are not vendor funded, deferred revenue is recorded and not recognized until the points are redeemed. As of March 4, 2017, the Company had deferred revenue of $35,642 relating to the Plenti program which is included in other current liabilities. As of February 27, 2016, the Company had deferred revenue of $39,253 relating to the Plenti program which is included in other current liabilities.

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

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

  Pharmacy Services Segment

        The Pharmacy Services segment receives purchase discounts on products purchased. The Pharmacy Services segment's contractual arrangements with vendors, including manufacturers, wholesalers and retail pharmacies, normally provide for the Pharmacy Services segment to receive purchase discounts from established list prices in one, or a combination, of the following forms: (i) a direct discount at the time of purchase, or (ii) a discount (or rebate) paid subsequent to dispensing when products are purchased indirectly from a manufacturer (e.g., through a wholesaler or retail pharmacy). These rebates are recognized when prescriptions are dispensed and are generally billed to manufacturers within 30 days of the end of each completed quarter. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material to the Pharmacy Services segment's results of operations. The Pharmacy Services segment accounts for the effect of any such differences as a change in accounting estimate in the period the reconciliation is completed. The Pharmacy Services segment also receives additional discounts under its wholesaler contracts and fees from pharmaceutical manufacturers for administrative services. Purchase discounts and administrative service fees are recorded as a reduction of cost of revenues.

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

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

  Advertising

        Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2017, 2016 and 2015 were $289,871, $307,817 and $318,157, respectively.

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

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

  Significant Concentrations

  Retail Pharmacy Segment

        The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2017, the top five third party payors accounted for approximately 75.6% of the Company's pharmacy sales. The largest third party payor, Caremark, represented 27.3%, of pharmacy sales during fiscal 2017. The largest third party payor during fiscal 2016 and 2015, Express Scripts, represented 25.3% and 27.8% of fiscal 2016 and 2015 pharmacy sales, respectively. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers.

        During fiscal 2017, state sponsored Medicaid agencies and related managed care Medicaid payors accounted for approximately 19.8% of the Company's pharmacy sales, the largest of which was approximately 1.2% of the Company's pharmacy sales. During fiscal 2017, approximately 33.0% of the Company's pharmacy sales were to customers covered by Medicare Part D. Any significant loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

        During fiscal 2017, the Company purchased brand and generic pharmaceuticals, which amounted to approximately 97.1% of the dollar volume of its prescription drugs from McKesson Corporation "McKesson" under its expanded five-year agreement executed on February 17, 2014 for pharmaceutical purchasing and distribution (our "Purchasing and Delivery Agreement") whereby McKesson assumed responsibility for purchasing essential all of the brand and generic medications the Company dispenses as well as providing a new direct store delivery model to all of the Company's stores. If the Company's relationship with McKesson was disrupted, it could temporarily have difficulty filling prescriptions for brand-named and generic drugs until it executed a replacement wholesaler agreement or developed and implemented self- distribution processes.

  Pharmacy Services Segment

        The Pharmacy Services segment, through its EIC subsidiary, participates in the federal government's Medicare Part D program as a PDP. During fiscal 2017 and fiscal 2016, net revenues of $223,077 (0.7% of consolidated revenues) and $162,620 (0.5% of consolidated revenues), respectively, include insurance premiums earned by the PDP, which are determined based on the PDP's annual bid and related contractual arrangements with CMS.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

  Derivatives

        The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by ASC 815, "Derivatives and Hedging." As of March 4, 2017 and February 27, 2016, the Company had no interest rate swap arrangements or other derivatives.

  Recent Accounting Pronouncements

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (ASU No. 2014-15). This ASU amended ASC 205-40—Presentation of Financial Statements—Going Concern and requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the financial statements are available to be issued and provide related disclosures of such conditions and events. The adoption of ASU 2014-15 did not have a material impact on the Company's financial position or results of operations and cash flows.

        In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820) Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU eliminates the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The ASU also eliminates certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Instead, the ASU limits those disclosures to investments for which the entity has elected to measure the fair value using that practical expedient. ASU No. 2015-07 is effective for fiscal years and interim periods within those years after December 15, 2015. The ASU is to be applied retrospectively to all periods presented. Early adoption of this ASU is permitted. The adoption of this guidance in fiscal 2017 did not materially affect the Company's financial position, results of operations or cash flows.

        In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017 (fiscal 2019). Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 (fiscal 2018). In transition, the ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company does not intend to early adopt the new standard. The Company has a team to assess and implement the new standard. While the Company is continuing its assessment of all of the potential impacts of the new standard, it does not expect the implementation of the standard to have a material impact on the Company's consolidated financial position, results of operations or cash flow. The Company intends to adopt the new standard on a modified retrospective basis.

        In February 2016, the FASB issued ASU No. 2016-02, Leases, (Topic 842), which is intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that engage in lease transactions (both lessee and lessor) that lease assets such as real estate and manufacturing equipment. This ASU will require organizations that lease assets—referred to as "leases"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years and interim periods within those years beginning January 1, 2019. The Company believes that the new standard will have a material impact on its financial position. The Company is currently evaluating the impact of this standard implementation will have on its results of operations and cash flows.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify aspects of the accounting for share-based payment transactions. The ASU simplifies the accounting of stock compensation, including income tax implications, the balance sheet classification of awards as either equity or liabilities, and the cash flow classification of employee share based payment transactions. ASU No. 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption of all the amendments for ASU 2016-09 is permitted. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively. Amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied either prospectively or retrospectively based on the Company's election. Amendments related to the statement of cash flows presentation of employee taxes paid when an employer withholds shares must be applied retrospectively. The Company is in process of assessing the impact of the adoption of ASU No. 2016-09 on its financial position, results of operations and cash flows.

        In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, (Topic 350): Simplifying the Test for Goodwill Impairment, which is intended to simplify the subsequent measurement and impairment of goodwill. The ASU simplifies the complexity of evaluating goodwill for impairment by eliminating the second step of the impairment test, which compares the implied fair value of a reporting unit's goodwill to the carrying amount of that goodwill. Instead, the ASU requires entities to compare the fair value of a reporting unit to its carrying amount in order to determine the amount of goodwill impairment recognized. ASU No. 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption of all the amendments for ASU 2017-04 is permitted. Amendments must be applied prospectively. The Company is in process of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

assessing the impact of the adoption of ASU No. 2017-04 on its financial position, results of operations and cash flows.

2. Acquisition

        On June 24, 2015, the Company completed its acquisition of TPG VI Envision BL, LLC and Envision Topco Holdings, LLC ("EnvisionRx"), pursuant to the terms of an agreement ("Agreement") dated February 10, 2015 (the "Acquisition"). EnvisionRx, which was a portfolio company of TPG Capital L.P. prior to its acquisition by the Company, is a full-service pharmacy services provider. EnvisionRx provides both transparent and traditional pharmacy benefit manager ("PBM") service options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies; access to the nation's largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through Envision Insurance Company's ("EIC") EnvisionRx Plus Silver product for the low income auto-assign market and its Clear Choice product for the chooser market. EnvisionRx is headquartered in Twinsburg, Ohio and operates as a 100 percent owned subsidiary of the Company.

        Pursuant to the terms of the Agreement, as consideration for the Acquisition, the Company paid $1,882,211 in cash and issued 27,754 shares of Rite Aid common stock. The Company financed the cash portion of the Acquisition with borrowings under its Amended and Restated Senior Secured Revolving Credit Facility, and the net proceeds from the April 2, 2015 issuance of $1,800,000 aggregate principal amount of 6.125% senior notes due 2023 (the "6.125% Notes"). The consideration associated with the common stock was $240,907 based on a stock price of $8.68 per share, representing the closing price of the Company's common stock on the closing date of the Acquisition.

        The Company's consolidated financial statements for fiscal 2017 include EnvisionRx results of operations. The Company's consolidated financial statements for fiscal 2016 includes EnvisionRx results of operations from the Acquisition date of June 24, 2015 through February 27, 2016 (please see Note 20 Segment Reporting for the Pharmacy Services segment results included within the consolidated financial statements for the fifty-three week period ended March 4, 2017 and the fifty-two week period ended February 27, 2016, which reflects the results of EnvisionRx). The Company's consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 "Business Combinations", whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

2. Acquisition (Continued)

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

(1)
Intangible assets are recorded at estimated fair value, as determined by management based on available information which includes a final valuation prepared by an independent third party. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earnings methods. The major assumptions used in arriving at the estimated identifiable intangible asset values included management's estimates of future cash flows, discounted at an appropriate rate of return which are based on the weighted average cost of capital for both the Company and other market participants, projected customer attrition rates, as well as applicable royalty rates for comparable assets. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

2. Acquisition (Continued)

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

        During fiscal 2017, 2016 and 2015, acquisition costs of $6, $27,402 and $15,442, respectively, were expensed as incurred. The following unaudited pro forma combined financial data gives effect to the Acquisition as if it had occurred as of March 1, 2014.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

2. Acquisition (Continued)

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

	Year Ended
	March 4, 2017 (53 weeks)	February 27, 2016 (52 weeks)	February 28, 2015 (52 weeks)
	Pro forma	Pro forma	Pro forma
Net revenues as reported	$32,845,073	$30,736,657	$26,528,377
EnvisionRx revenue, prior to the acquisition	—	1,735,635	4,273,016
Less pre-acquisition intercompany revenue	—	(103,363)	(272,530)

Pro forma combined revenues	$32,845,073	$32,368,929	$30,528,863
Net income as reported	$4,053	$165,465	$2,109,173
EnvisionRx net (loss) income before income taxes, prior to the acquisition	—	(45,307)	14,031
Incremental interest expense on the 6.125% Notes issued on April 2, 2015	—	(11,097)	(115,407)
Incremental amortization resulting from fair value adjustments of the identifiable intangible assets	—	(14,297)	(48,586)
Transaction costs incurred by both the Company and EnvisionRx	—	56,194	16,199
Interest expense incurred by EnvisionRx	—	21,984	56,884
Debt extinguishment charges incurred by EnvisionRx	—	31,601	—
Income tax expense relating to pro forma adjustments	—	(15,866)	—

Pro forma net income	$4,053	$188,677	$2,032,294

Basic income per share	$0.00	$0.18	$2.03
Diluted income per share	$0.00	$0.18	$1.95

        The unaudited pro forma combined financial information for fiscal 2017 is identical to the actual results reported by the Company because EnvisionRx results were included in the consolidated operations of the Company for the entire period.

3. Pending Merger

        On January 30, 2017, Walgreens Boots Alliance, Inc. (NASDAQ: WBA) ("WBA") and Rite Aid Corporation ("Rite Aid") announced that they had entered into an amendment and extension of their

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

3. Pending Merger (Continued)

previously announced definitive Agreement and Plan of Merger, dated as of October 27, 2015 (as amended by Amendment No. 1 thereto (the "Amendment") on January 29, 2017, the "Merger Agreement"), with Victoria Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of WBA ("Victoria Merger Sub"). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Victoria Merger Sub will merge with and into Rite Aid (the "Merger"), with Rite Aid surviving the Merger as a 100 percent owned direct subsidiary of WBA. Completion of the Merger is subject to various closing conditions, including but not limited to (i) approval of the Merger Agreement by the holders of Rite Aid's common stock, (ii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law or order prohibiting the Merger, and (iv) the absence of a material adverse effect on Rite Aid, as defined in the Merger Agreement. Under the terms of the Merger Agreement, at the effective time of the Merger, each share of Rite Aid's common stock, par value $1.00 per share, issued and outstanding immediately prior to the effective time (other than shares owned by (i) WBA, Victoria Merger Sub or Rite Aid (which will be cancelled), (ii) stockholders who have properly exercised and perfected appraisal rights under Delaware law, or (iii) any direct or indirect 100 percent owned subsidiary of Rite Aid or WBA (which will be converted into shares of common stock of the surviving corporation)) will be converted into the right to receive a maximum of $7.00 in cash per share and a minimum of $6.50 in cash per share, without interest. The exact per share merger consideration will be determined based on the number of retail stores that WBA agrees to divest in connection with the parties' efforts to obtain the required regulatory approvals for the Merger, with the price set at $7.00 per share if 1,000 stores or fewer retail stores are required to be divested and at $6.50 per share if 1,200 retail stores are required to be divested (or more, if WBA agrees to sell more). If the required divestitures fall between 1,000 and 1,200 stores, then there will be a pro-rata adjustment of the price per share. While the exact per share merger consideration is not known as of the date of this report, based on discussions with the Federal Trade Commission ("FTC") regarding potential remedies after filing the preliminary proxy statement, if the Merger is completed, Rite Aid believes that the per share merger consideration would likely be $6.50 per share.

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

        Pursuant to the Amendment, Rite Aid and WBA extended the "End Date" (as defined in the Merger Agreement) to July 31, 2017.

        On December 20, 2016, WBA and Rite Aid announced that they had entered into an Asset Purchase Agreement, dated as of December 19, 2016 (the "Asset Purchase Agreement"), with Fred's, Inc. (Nasdaq: FRED), a Tennessee corporation ("Fred's") (solely for the purposes set forth in the Asset Purchase Agreement), and AFAE, LLC, a Tennessee limited liability company and wholly owned subsidiary of Fred's ("Buyer"). Pursuant to the terms and subject to the conditions set forth in

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

3. Pending Merger (Continued)

the Asset Purchase Agreement, Rite Aid agreed to sell 865 Rite Aid stores (the "Acquired Stores") and certain specified assets related thereto for a purchase price of $950,000 plus Buyer's assumption of certain liabilities of Rite Aid and its affiliates (the "Sale"). Completion of the Sale is subject to various closing conditions, including but not limited to (i) the closing of the proposed acquisition of Rite Aid by WBA (the "Rite Aid Acquisition"), (ii) the FTC having issued publicly the proposed final judgment relating to the Acquired Stores in connection with the Rite Aid Acquisition identifying Buyer as being preliminarily approved as the purchaser of the assets purchased under the Asset Purchase Agreement, (iii) filings with or receipt of approval from the applicable state boards of pharmacy, and (iv) the absence of a material adverse effect on the stores being acquired in the Sale.

        The parties to the Asset Purchase Agreement have each made customary representations and warranties. Rite Aid has agreed to various covenants and agreements, including, among others, Rite Aid's agreement to conduct its business at the Acquired Stores in the ordinary course during the period between the execution of the Asset Purchase Agreement and the closing of the Sale, subject to certain exceptions. Fred's and Buyer have also agreed to various covenants and agreements in the Asset Purchase Agreement, including, among other things, (i) Fred's and Buyer's agreement to use their reasonable best efforts to obtain all authorizations and approvals from governmental authorities and (ii) Fred's and Buyer's agreement to (x) prepare and furnish all necessary information and documents reasonably requested by the FTC, (y) use reasonable best efforts to demonstrate to the FTC that each of Fred's and Buyer is an acceptable purchaser of, and will compete effectively using, the assets purchased in the Sale, and (z) reasonably cooperate with WBA and us in obtaining all FTC approvals. In the event that the FTC requests changes to the Asset Purchase Agreement, the parties agreed to negotiate in good faith to make the necessary changes. To the extent the FTC requests that additional stores be sold, and WBA agrees to sell such stores, each of Fred's and Buyer has agreed to buy those stores.

        The Asset Purchase Agreement contains specified termination rights for Rite Aid, WBA and Buyer, including a mutual termination right (i) in the event of the issuance of a final, nonappealable governmental order permanently restraining the Sale or (ii) in the event that the Merger Agreement is terminated in accordance with its terms. WBA has additional termination rights, if, among others thing, (i) Buyer or Fred's is not preliminarily approved by the FTC or other necessary governmental authority as purchaser of the assets in the Sale or (ii) the FTC informs WBA or its affiliates in writing that the Director of the Bureau of Competition will not recommend approval of Fred's or Buyer as purchaser of the assets in the Sale.

        Rite Aid expects that the Asset Purchase Agreement will be amended to, among other things, make certain changes contemplated by the Amendment.

        While WBA and Rite Aid are actively engaged in discussions with the FTC regarding the transaction and are working towards a close of the Merger by July 31, 2017, there can be no assurance that the requisite regulatory approvals will be obtained, or that the Merger or the Sale will be completed within the time periods contemplated by the Merger Agreement and Asset Purchase Agreement on the current terms, if at all. In the event the Merger Agreement is terminated in certain circumstances involving a failure to obtain required regulatory approvals or if the Merger is not completed by July 31, 2017, WBA is required to pay Rite Aid a $325,000 termination fee; provided that

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

3. Pending Merger (Continued)

such termination fee is reduced to $162,500 if (i) on the termination date Rite Aid's fails to satisfy the EBITDA threshold set forth in the Merger Agreement (the "EBITDA test") or (ii) if WBA exercises its right to terminate the Merger Agreement as a result of Rite Aid's failure to satisfy the EBITDA test as of the End Date or as of the date on which closing is required to occur.

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

	Year Ended
	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)
Numerator for income per share:
Income attributable to common stockholders—basic	$4,053	$165,465	$2,109,173
Add back—interest on convertible notes	—	—	5,456

Income attributable to common stockholders—diluted	$4,053	$165,465	$2,114,629

Denominator:
Basic weighted average shares	1,044,427	1,024,377	971,102
Outstanding options and restricted shares, net	16,399	17,985	21,967
Convertible notes	—	—	24,792

Diluted weighted average shares	1,060,826	1,042,362	1,017,861

Basic income per share	$0.00	$0.16	$2.17

Diluted income per share	$0.00	$0.16	$2.08

        Due to their antidilutive effect, 3,200, 3,464 and 2,777 potential common shares related to stock options have been excluded from the computation of diluted income per share as of March 4, 2017, February 27, 2016 and February 28, 2015, respectively.

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

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

        The Company recorded impairment charges of $32,147 in fiscal 2017, $17,219 in fiscal 2016 and $14,438 in fiscal 2015. The Company's methodology for recording impairment charges has been consistently applied in the periods presented.

        At March 4, 2017, $2.015 billion of the Company's long-lived assets, including intangible assets, were associated with 4,536 active operating stores.

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

        The Company recorded impairment charges for active stores of $30,109 in fiscal 2017, $16,106 in fiscal 2016 and $12,126 in fiscal 2015.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

5. Lease Termination and Impairment Charges (Continued)

        The Company reviews key performance results for active stores on a quarterly basis and approves certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors, in addition to, the active store's individual operating results. The Company recorded impairment charges for closed facilities of $2,038 in fiscal 2017, $1,113 in fiscal 2016 and $2,312 in fiscal 2015.

        The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2017, 2016 and 2015:

	Year Ended
	March 4, 2017		February 27, 2016		February 28, 2015
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Active stores:
Stores previously impaired(1)	428	$9,426	357	$9,183	376	$6,949
New, relocated and remodeled stores(2)	22	13,232	3	1,649	2	1,108
Remaining stores not meeting the recoverability test(3)	50	7,451	29	5,274	16	4,069

Total impairment charges—active stores	500	30,109	389	16,106	394	12,126
Total impairment charges—closed facilities	53	2,038	27	1,113	35	2,312

Total impairment charges—all locations	553	$32,147	416	$17,219	429	$14,438

(1)
These charges are related to stores that were impaired for the first time in prior periods. Most active stores, requiring an impairment charge, are fully impaired in the first period that they do not meet their asset recoverability test. However, we do often make capital additions to certain stores to improve their operating results or to meet geographical competition, which if later are deemed to be unrecoverable, will be impaired in future periods. Of this total, 424, 351 and 369 stores for fiscal years 2017, 2016 and 2015 respectively have been fully impaired. Also included in these charges are an insignificant number of stores, which were only partially impaired in prior years based on our analysis that supported a reduced net book value greater than zero, but now require additional charges.

(2)
These charges are related to new stores (open at least 3 years) and relocated stores (relocated in the last 2 years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met their original return on investment projections and have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 18, 3 and 1 stores for fiscal years 2017, 2016 and 2015 respectively have been fully impaired.

(3)
These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 48, 27 and 14 stores for fiscal years 2017, 2016 and 2015 respectively have been fully impaired.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of the impairment measurement date for which an impairment assessment was performed and total losses as of March 4, 2017 and February 27, 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges March 4, 2017
Long-lived assets held and used	$—	$924	$19,827	$20,751	$(32,076)
Long-lived assets held for sale	—	1,260	—	1,260	(71)

Total	$—	$2,184	$19,827	$22,011	$(32,147)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

        In fiscal 2017, 2016 and 2015, the Company recorded lease termination charges of $23,147, $31,204 and $27,507, respectively. These charges related to changes in future assumptions, interest accretion and provisions for 17 stores in fiscal 2017, 23 stores in fiscal 2016, and 10 stores in fiscal 2015.

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

	Year Ended
	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)
Balance—beginning of year	$208,421	$241,047	$284,270
Provision for present value of noncancellable lease payments of closed stores	6,503	9,709	1,661
Changes in assumptions about future sublease income, terminations and change in interest rates	2,633	5,655	7,560
Interest accretion	14,186	16,463	18,988
Cash payments, net of sublease income	(66,605)	(64,453)	(71,432)

Balance—end of year	$165,138	$208,421	$241,047

        The Company's revenues and income before income taxes for fiscal 2017, 2016, and 2015 included results from stores that have been closed or are approved for closure as of March 4, 2017. The

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

5. Lease Termination and Impairment Charges (Continued)

revenue, operating expenses and income before income taxes of these stores for the periods are presented as follows:

	Year Ended
	March 4, 2017	February 27, 2016	February 28, 2015
Revenues	$132,790	$143,339	$193,757
Operating expenses	151,978	159,967	212,753
Gain from sale of assets	(1,364)	(5,607)	(5,529)
Other expenses	2,544	1,676	2,889
Loss before income taxes	(20,368)	(12,697)	(16,356)
Included in these stores' loss before income taxes are:
Depreciation and amortization	1,166	1,162	1,650
Inventory liquidation charges	346	295	222

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

        As of March 4, 2017 and February 27, 2016, the Company did not have any financial assets measured on a recurring basis. Please see Note 5 for fair value measurements of non-financial assets measured on a non-recurring basis.

  Other Financial Instruments

        Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of March 4, 2017 and February 27, 2016, the Company has $6,874 and $6,069, respectively, of investments carried at amortized cost as these investments are being held to maturity. These investments are included as a component of prepaid expenses and other current assets as of March 4, 2017 and are included as a component of other assets as of February 27, 2016. The Company believes the carrying value of these investments approximates their fair value.

        The fair value for LIBOR-based borrowings under the Company's senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company's other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

6. Fair Value Measurements (Continued)

estimated fair value of the Company's total long-term indebtedness was $7,263,378 and $7,556,599, respectively, as of March 4, 2017. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $6,914,483 and $7,235,916, respectively, as of February 27, 2016. There were no outstanding derivative financial instruments as of March 4, 2017 and February 27, 2016.

7. Income Taxes

        The provision for income tax expense (benefit) was as follows:

	Year Ended
	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)
Current tax:
Federal	$—	$(52)	$—
State	14,596	9,396	6,011

	14,596	9,344	6,011
Deferred tax and other:
Federal	10,341	117,200	(1,544,344)
State	19,455	(13,605)	(144,020)

	29,796	103,595	(1,688,364)

Total income tax expense (benefit)	$44,392	$112,939	$(1,682,353)

        A reconciliation of the expected statutory federal tax and the total income tax expense (benefit) was as follows:

	Year Ended
	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)
Federal statutory rate	$16,957	$97,441	$149,389
Nondeductible expenses	2,479	6,518	805
State income taxes, net	8,219	23,828	11,565
Decrease of previously recorded liabilities	(955)	—	(3,698)
Nondeductible compensation	1,157	6,057	5,136
Acquisition Costs	4,023	6,782	—
Valuation allowance	14,703	(26,358)	(1,841,304)
Other	(2,191)	(1,329)	(4,246)

Total income tax expense (benefit)	$44,392	$112,939	(1,682,353)

        Net income for fiscal 2017 included income tax expense of $44,392, which included an increase in valuation allowance of $14,703 primarily related to a reduction in estimated utilization of state NOLs and for expiring carryforwards.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

7. Income Taxes (Continued)

        Net income for fiscal 2016 included income tax expense of $112,939 based on the effective tax rate above, which included a benefit of $26,358 related to a reduction in valuation allowance primarily for an increase in estimated utilization of state NOLs and for expiring carryforwards.

        The fiscal 2015 income tax benefit of $1,682,353 was primarily attributable to the reduction of the deferred tax valuation allowance. The reduction of the valuation allowance was based upon the Company's then achievement of cumulative profitability over a three year window, reported earnings for ten consecutive quarters, utilization of federal and state net operating losses against taxable income for the last three years and the Company's historical ability of predicting earnings. Based upon the Company's projections for future taxable income over the periods in which the deferred tax assets are recoverable, management believed that it was more likely than not that the Company would realize the benefits of substantially all the net deferred tax assets existing at February 28, 2015.

        The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at March 4, 2017 and February 27, 2016:

	2017	2016
Deferred tax assets:
Accounts receivable	$68,320	$72,883
Accrued expenses	194,884	198,636
Liability for lease exit costs	68,411	81,704
Pension, retirement and other benefits	168,274	182,394
Long-lived assets	509,283	487,944
Other	1,630	6,203
Credits	65,971	64,382
Net operating losses	1,207,650	1,182,440

Total gross deferred tax assets	2,284,423	2,276,586
Valuation allowance	(226,726)	(212,023)

Total deferred tax assets	2,057,697	2,064,563
Deferred tax liabilities:
Outside basis difference	112,509	108,860
Inventory	439,624	416,562

Total gross deferred tax liabilities	552,133	525,422

Net deferred tax assets	$1,505,564	$1,539,141

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

7. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2017	2016	2015
Unrecognized tax benefits	$10,676	$9,514	$10,143
Increases to prior year tax positions	16	1,667	1,003
Decreases to tax positions in prior periods	(626)	(577)	(984)
Increases to current year tax positions	26	72	123
Settlements	—	—	(681)
Lapse of statute of limitations	(1,153)	—	(90)

Unrecognized tax benefits balance	$8,939	$10,676	$9,514

        The amount of the above unrecognized tax benefits at March 4, 2017, February 27, 2016 and February 28, 2015 which would impact the Company's effective tax rate, if recognized, was $892, $2,084 and $440, respectively. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is remaining against the Company's net deferred tax assets.

        While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

        The Company recognizes interest and penalties related to tax contingencies as income tax expense. The Company recognized an expense/(benefit) for interest and penalties in connection with tax matters of $(276), $60 and ($5,250) for fiscal years 2017, 2016 and 2015, respectively. As of March 4, 2017 and February 27, 2016 the total amount of accrued income tax-related interest and penalties was $263 and $539, respectively.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The consolidated federal income tax returns are closed for examination through fiscal year 2013. Prior year returns for acquired subsidiaries remain open for 2012 and 2013 due to IRS examination. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. Tax examinations by various state taxing authorities could generally be conducted for a period of three to five years after filing of the respective return. However, as a result of filing amended returns, the Company has statutes open in some states from fiscal year 2005.

  Net Operating Losses and Tax Credits

        At March 4, 2017, the Company had federal net operating loss carryforwards of approximately $2,936,612. Of these, $1,658,482 will expire, if not utilized, between fiscal 2020 and 2028. An additional $1,278,130 will expire, if not utilized, between fiscal 2029 and 2037.

        At March 4, 2017, the Company had state net operating loss carryforwards of approximately $5,093,651, the majority of which will expire between fiscal 2028 and 2037.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

7. Income Taxes (Continued)

        The Company's federal and state net operating loss carryforwards include federal deductions of $35,935 and state deductions of $88,614 for windfall tax benefits that have not yet been recognized in the financial statements at March 4, 2017. Previously, these tax benefits would be credited to additional paid-in capital when they reduce current taxable income consistent with the tax law ordering approach. However, due to the adoption of ASU 2016-09, they will be recognized in the first quarter of fiscal 2018.

        At March 4, 2017, the Company had federal business tax credit carryforwards of $51,869, the majority of which will expire between 2019 and 2021. In addition to these credits, the Company had alternative minimum tax credit carryforwards of $3,234.

  Valuation Allowances

        The valuation allowances as of March 4, 2017 and February 27, 2016 apply to the net deferred tax assets of the Company. The Company maintained a valuation allowance of $226,726 and $212,023, which relates primarily to state deferred tax assets at March 4, 2017 and February 27, 2016, respectively.

8. Accounts Receivable

        The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. The allowance for uncollectible accounts at March 4, 2017 and February 27, 2016 was $30,891 and $32,820 respectively. The Company's accounts receivable are due primarily from third-party payors (e.g., pharmacy benefit management companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

9. Medicare Part D

        The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

        EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners ("NAIC") and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $18,962 as of December 31, 2016. EIC was in excess of the minimum required amounts in these states as of March 4, 2017.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

        As of March 4, 2017, accounts receivable, net included $245,766 due from CMS and accrued salaries, wages and other current liabilities included $145,903 of EIC liabilities under certain reinsurance contracts. As of February 27, 2016, accounts receivable, net included $275,032 due from CMS and accrued salaries, wages and other current liabilities included $166,238 of EIC liabilities under certain reinsurance contracts. EIC limits its exposure to loss and recovers a portion of benefits paid by utilizing quota-share reinsurance with a commercial reinsurance company.

10. Inventory

        At March 4, 2017 and February 27, 2016, inventories were $999,776 and $1,006,396, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") cost flow assumption. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The Company recorded a LIFO credit for fiscal year 2017 of $6,620, compared to a LIFO charge of $11,163 for fiscal year 2016 and a LIFO credit of $18,857 for fiscal year 2015. During fiscal 2017, a reduction in non-pharmacy inventories resulted in the liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. During fiscal 2016 and 2015, a reduction in inventories related to working capital initiatives resulted in similar LIFO liquidation. This LIFO liquidation resulted in a $4,225, $60,653 and $38,867 cost of revenues decrease, with a corresponding reduction to the adjustment to LIFO for fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

11. Property, Plant and Equipment

        Following is a summary of property, plant and equipment, including capital lease assets, at March 4, 2017 and February 27, 2016:

	2017	2016
Land	$217,112	$221,409
Buildings	754,289	764,497
Leasehold improvements	2,353,066	2,245,307
Equipment	2,512,748	2,416,316
Software	16,316	6,111
Construction in progress	71,954	153,236

	5,925,485	5,806,876
Accumulated depreciation	(3,673,793)	(3,551,478)

Property, plant and equipment, net	$2,251,692	$2,255,398

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

11. Property, Plant and Equipment (Continued)

        Depreciation expense, which included the depreciation of assets recorded under capital leases, was $346,081, $322,396 and $298,523 in fiscal 2017, 2016 and 2015, respectively.

        Included in property, plant and equipment was the carrying amount, which approximates fair value, of assets to be disposed of totaling $1,057 and $3,256 at March 4, 2017 and February 27, 2016, respectively.

12. Goodwill and Other Intangibles

        Goodwill and indefinitely-lived assets, such as certain trademarks acquired in connection with acquisition transactions, are not amortized, but is instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. When evaluating goodwill for possible impairment, the Company typically performs a qualitative assessment in the fourth quarter of the fiscal year to determine if it is more likely than not that the carrying value of the goodwill exceeds the fair value of the goodwill. However, as part of this qualitative assessment, a quantitative assessment is performed at least once every three years to re-establish a baseline fair value that can be used in current and future qualitative assessments. During the Company's qualitative assessment it makes significant estimates, assumptions, and judgments, including, but not limited to, the overall economy, industry and market conditions, financial performance of the Company, changes in the Company's share price, and forecasts of revenue, profit, working capital requirements, and cash flows. The Company considers its two reporting units', the Retail Pharmacy segment and the Pharmacy Services segment, historical results and operating trends when determining these assumptions. If the Company determines that it is more likely than not that the carrying value of the goodwill exceeds the fair value of the goodwill, it performs the first step of the impairment process, which compares the fair value of a reporting unit to its carrying amount, including the goodwill. The Company estimates the fair value of its reporting units using a combination of a future discounted cash flow valuation model and a comparable market transaction models. If the carrying value of a reporting unit exceeds the fair value, the second step of the impairment process is performed and the implied fair value of a reporting unit is compared to the carrying amount of the goodwill. The implied fair value of the goodwill is determined the same way as the goodwill recognized in a business combination. The Company assigns the fair value of a reporting unit to all of the assets and liabilities of that unit (including unrecognized intangible assets) and any excess goes to the goodwill (its implied fair value). Any excess carrying amount of the goodwill over the implied fair value of the goodwill, is the amount of the impairment loss recognized.

        In the fiscal fourth quarter the Company completed a qualitative goodwill impairment assessment, which included a quantitative assessment to re-establish baseline fair value where necessary, and after evaluating the results, events and circumstances of the reporting units, the Company concluded that sufficient evidence existed to assert qualitatively that it is more likely than not that the fair values of the reporting units exceeded their carrying values. Therefore, a two- step impairment assessment was not necessary and no goodwill impairment charge was assessed for the fiscal years ended March 4, 2017 and February 27, 2016.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

12. Goodwill and Other Intangibles (Continued)

        Below is a summary of the changes in the carrying amount of goodwill by segment for the fiscal years ended March 4, 2017 and February 27, 2016:

	Retail Pharmacy	Pharmacy Services	Total
Balance, February 28, 2015	$76,124	$—	$76,124
Acquisition (see Note 2. Acquisition)	—	1,637,351	1,637,351

Balance, February 27, 2016	$76,124	$1,637,351	$1,713,475
Acquisition (see Note 2. Acquisition)
Change in goodwill resulting from changes to the final purchase price allocation	—	2,004	2,004

Balance, March 4, 2017	$76,124	$1,639,355	$1,715,479

        The Company's intangible assets are finite-lived and amortized over their useful lives. Following is a summary of the Company's finite-lived and indefinite-lived intangible assets as of March 4, 2017 and February 27, 2016.

	2017				2016
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period
Favorable leases and other	$664,670	$(531,022)	$133,648	7 years	$665,197	$(507,776)	$157,421	8 years
Prescription files	1,584,240	(1,390,139)	194,101	3 years	1,541,518	(1,285,633)	255,885	3 years
Customer relationships(a)	465,000	(110,653)	354,347	16 years	465,000	(44,203)	420,797	17 years
CMS license	57,500	(3,872)	53,628	24 years	57,500	(1,572)	55,928	25 years
Claims adjudication and other developed software	58,995	(14,188)	44,807	6 years	59,000	(5,760)	53,240	7 years
Trademarks	20,100	(3,383)	16,717	9 years	20,100	(1,373)	18,727	10 years
Backlog	11,500	(6,453)	5,047	2 years	11,500	(2,619)	8,881	3 years

Total finite	$2,862,005	$(2,059,710)	$802,295		$2,819,815	$(1,848,936)	$970,879
Trademarks	33,500	—	33,500	Indefinite	33,500	—	33,500	Indefinite

Total	$2,895,505	$(2,059,710)	$835,795		$2,853,315	$(1,848,936)	$1,004,379

(a)
Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

        Also included in other non-current liabilities as of March 4, 2017 and February 27, 2016 are unfavorable lease intangibles with a net carrying amount of $38,242 and $46,947, respectively. These intangible liabilities are amortized over their remaining lease terms at time of acquisition.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

12. Goodwill and Other Intangibles (Continued)

        Amortization expense for these intangible assets and liabilities was $222,150, $186,816 and $118,105 for fiscal 2017, 2016 and 2015, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2018—$180,560; 2019—$143,150; 2020—$113,607; 2021—$80,891 and 2022—$51,883.

13. Accrued Salaries, Wages and Other Current Liabilities

        Accrued salaries, wages and other current liabilities consisted of the following at March 4, 2017 and February 27, 2016:

	2017	2016
Accrued wages, benefits and other personnel costs	$426,097	$457,135
Accrued interest	66,352	65,729
Accrued sales and other taxes payable	141,420	155,999
Accrued store expense	202,599	231,900
Accrued reinsurance	145,904	166,238
Other	387,632	350,249

	$1,370,004	$1,427,250

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

14. Indebtedness and Credit Agreement

        Following is a summary of indebtedness and lease financing obligations at March 4, 2017 and February 27, 2016:

	2017	2016
Secured Debt:
Senior secured revolving credit facility due January 2020 ($2,430,000 and $2,100,000 face value less unamortized debt issuance costs of $24,918 and $33,903)	$2,405,082	$2,066,097
Tranche 1 Term Loan (second lien) due August 2020 ($470,000 face value less unamortized debt issuance costs of $4,167 and $5,414)	465,833	464,586
Tranche 2 Term Loan (second lien) due June 2021 ($500,000 face value less unamortized debt issuance costs of $2,431 and $3,007)	497,569	496,993
Other secured	90	90

	3,368,574	3,027,766
Guaranteed Unsecured Debt:
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $2,071 and $2,743 and less unamortized debt issuance costs of $7,527 and $10,180)	896,544	894,563
6.75% senior notes due June 2021 ($810,000 face value less unamortized debt issuance costs of $6,360 and $7,872)	803,640	802,128
6.125% senior notes due April 2023 ($1,800,000 face value less unamortized debt issuance costs of $25,984 and $30,343)	1,774,016	1,769,657

	3,474,200	3,466,348
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($295,000 face value less unamortized debt issuance costs of $1,625 and $1,794)	293,375	293,206
6.875% fixed-rate senior notes due December 2028 ($128,000 face value less unamortized debt issuance costs of $771 and $837)	127,229	127,163

	420,604	420,369
Lease financing obligations	65,315	79,653

Total debt	7,328,693	6,994,136
Current maturities of long-term debt and lease financing obligations	(21,335)	(26,848)

Long-term debt and lease financing obligations, less current maturities	$7,307,358	$6,967,288

  Credit Facility

        The Company's Amended and Restated Senior Secured Credit Facility has a borrowing capacity of $3,700,000 and matures in January 2020. Borrowings under the revolver bear interest at a rate per annum between (i) LIBOR plus 1.50% and LIBOR plus 2.00% with respect to Eurodollar borrowings and (ii) the alternate base rate plus 0.50% and the alternate base rate plus 1.00% with respect to ABR borrowings, in each case, based upon the average revolver availability (as defined in the Amended and Restated Senior Secured Credit Facility). The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the revolver, depending on the Average Revolver

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

14. Indebtedness and Credit Agreement (Continued)

Availability (as defined in the Amended and Restated Senior Secured Credit Facility). Amounts drawn under the revolver become due and payable on January 13, 2020.

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At March 4, 2017, the Company had $2,430,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $62,272 which resulted in additional borrowing capacity of $1,207,728. The Merger Agreement contains a requirement that the Company's borrowings under the revolver not exceed $3,000,000 in the aggregate immediately prior to the closing of the Merger.

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

        The Amended and Restated Senior Secured Credit Facility allows the Company to have outstanding, at any time, up to $1,500,000 in secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Amended and Restated Senior Secured Credit Facility and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest of (a) the fifth anniversary of the effectiveness of the Amended and Restated Senior Secured Credit Facility and (b) the latest maturity date of any Term Loan or Other Revolving Loan (each as defined in the Amended and Restated Senior Secured Credit Facility) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date and, with respect to any escrow notes issued by Rite Aid, excluding any special mandatory redemption of the type described in clause (iii) of the definition of "Escrow Notes" in the Amended and Restated Senior Secured Credit Facility). Subject to the limitations described in clauses (a) and (b) of the immediately preceding sentence, the Amended and Restated Senior Secured Credit Facility additionally allows the Company to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Amended and Restated Senior Secured Credit Facility) is not in effect; provided, however, that certain of the Company's other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Amended and Restated Senior Secured Credit Facility also contains certain restrictions on the amount of secured first priority debt the Company is able to incur. The Amended and Restated Senior Secured Credit Facility also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Amended and Restated Senior Secured Credit Facility is not in default and the Company maintains availability under its revolver of more than $365,000.

        The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolver is less than $200,000 or (b) on the third consecutive business day

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

14. Indebtedness and Credit Agreement (Continued)

on which availability under the revolver is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of March 4, 2017, the Company had availability under its revolver of $1,207,728, its fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the senior secured credit facility's financial covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

        The Amended and Restated Senior Secured Credit Facility also provides for customary events of default.

        The Company also has two second priority secured term loan facilities, the Tranche 1 Term Loan and the Tranche 2 Term Loan. The Tranche 1 Term Loan matures on August 21, 2020 and currently bears interest at a rate per annum equal to LIBOR plus 4.75% with a LIBOR floor of 1.00%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 3.75%. The Tranche 2 Term Loan matures on June 21, 2021 and currently bears interest at a rate per annum equal to LIBOR plus 3.875% with a LIBOR floor of 1.00%, if the Company chooses to make LIBOR borrowings, or at Citibank's base rate plus 2.875%.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

14. Indebtedness and Credit Agreement (Continued)

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

2015 Transactions

        On October 15, 2014, the Company completed the redemption of all of its outstanding $270,000 aggregate principal amount of its 10.25% senior notes due October 2019 at their contractually determined early redemption price of 105.125% of the principal amount, plus accrued interest. The Company funded this redemption with borrowings under its revolver. The Company recorded a loss on debt retirement of $18,512 related to this transaction.

  Interest Rates and Maturities

        The annual weighted average interest rate on the Company's indebtedness was 5.4%, 5.4%, and 5.8% for fiscal 2017, 2016, and 2015, respectively.

        The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2018—$90; 2019—$0; 2020—$2,430,000; 2021—$1,372,000 and $3,533,000 in 2022 and thereafter.

15. Leases

        The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from 5 to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

15. Leases (Continued)

maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $7,310, $8,995, and $8,559, was $1,017,316, $973,347, and $964,484 in fiscal 2017, 2016, and 2015, respectively. These amounts include contingent rentals of $15,522, $17,755 and $18,919 in fiscal 2017, 2016, and 2015, respectively.

        During fiscal 2017, the Company did not enter into any sale-leaseback transactions whereby the Company sold owned operating stores to independent third parties and concurrent with the sale, entered into an agreement to lease the store back from the purchasers.

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

        The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at March 4, 2017 and February 27, 2016 are summarized as follows:

	2017	2016
Land	$5,063	$5,063
Buildings	135,434	136,416
Leasehold improvements	1,470	1,612
Equipment	31,219	33,919
Accumulated depreciation	(132,105)	(128,168)

	$41,081	$48,842

        Following is a summary of lease finance obligations at March 4, 2017 and February 27, 2016:

	2017	2016
Obligations under financing leases	$60,575	$74,913
Sale-leaseback obligations	4,740	4,740
Less current obligation	(21,245)	(26,758)

Long-term lease finance obligations	$44,070	$52,895

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

15. Leases (Continued)

        Following are the minimum lease payments for all properties under a lease agreement that will have to be made in each of the years indicated based on non-cancelable leases in effect as of March 4, 2017:

Fiscal year	Lease Financing Obligations	Operating Leases
2018	$26,184	$1,050,834
2019	15,448	988,754
2020	10,668	868,907
2021	6,800	743,598
2022	5,037	640,073
Later years	25,743	3,054,697

Total minimum lease payments	89,880	$7,346,863

Amount representing interest	(24,565)

Present value of minimum lease payments	$65,315

16. Stock Option and Stock Award Plans

        The Company recognizes share-based compensation expense in accordance with ASC 718, "Compensation—Stock Compensation." Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for fiscal 2017, 2016 and 2015 include $23,482, $37,948 and $23,390 of compensation costs related to the Company's stock-based compensation arrangements.

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

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

        All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of shares authorized for issuance for all plans is 54,337 as of March 4, 2017.

  Stock Options

        The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used for options granted in fiscal 2017, 2016 and 2015:

	2017	2016	2015
Expected stock price volatility(1)	N/A	56%	74%
Expected dividend yield(2)	N/A	0.00%	0.00%
Risk-free interest rate(3)	N/A	1.70%	1.70%
Expected option life(4)	N/A	5.5 years	5.5 years

(1)
The expected volatility is based on the historical volatility of the stock price over the most recent period equal to expected life of the option.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

(4)
The period of time for which the option is expected to be outstanding. The Company analyzed historical exercise behavior to estimate the life.

        The weighted average fair value of options granted during fiscal 2017, 2016 and 2015 was $0.00, $4.45 and $4.43, respectively. Following is a summary of stock option transactions for the fiscal years ended March 4, 2017, February 27, 2016 and February 28, 2015:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 1, 2014	55,966	$1.65
Granted	3,097	7.04
Exercised	(16,485)	1.46
Cancelled	(910)	3.16

Outstanding at February 28, 2015	41,668	$2.09

Granted	3,579	8.68
Exercised	(6,400)	1.78
Cancelled	(722)	4.20

Outstanding at February 27, 2016	38,125	$2.73

Granted	—	N/A
Exercised	(3,556)	1.95
Cancelled	(679)	5.60

Outstanding at March 4, 2017	33,890	$2.75	4.76	$107,125

Vested or expected to vest at March 4, 2017	32,960	$2.66	4.69	$106,158

Exercisable at March 4, 2017	29,198	$2.08	4.31	$104,365

        As of March 4, 2017, there was $12,376 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 1.87 years.

        Cash received from stock option exercises for fiscal 2017, 2016 and 2015 was $6,951, $11,376 and $24,117, respectively. The income tax benefit from stock options for fiscal 2017, 2016 and 2015 was

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

16. Stock Option and Stock Award Plans (Continued)

$421, $11,764 and $30,099, respectively. The total intrinsic value of stock options exercised for fiscal 2017, 2016 and 2015 was $20,475, $42,207 and $92,355, respectively.

        Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees.

  Restricted Stock

        The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans typically vest in equal annual installments over a three-year period. Unvested shares are forfeited upon termination of employment. Following is a summary of restricted stock transactions for the fiscal years ended March 4, 2017, February 27, 2016 and February 28, 2015:

	Shares	Weighted Average Grant Date Fair Value
Balance at March 1, 2014	10,056	$1.66
Granted	3,303	7.01
Vested	(5,239)	1.54
Cancelled	(454)	5.00

Balance at February 28, 2015	7,666	$3.84

Granted	2,752	8.60
Vested	(5,140)	2.94
Cancelled	(420)	6.89

Balance at February 27, 2016	4,858	$7.23

Granted	3,613	7.73
Vested	(2,222)	6.28
Cancelled	(426)	7.84

Balance at March 4, 2017	5,823	$7.87

        At March 4, 2017, there was $31,605 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures. These costs are expected to be recognized over a weighted average period of 1.95 years.

        The total fair value of restricted stock vested during fiscal years 2017, 2016 and 2015 was $13,951, $15,104 and $8,090, respectively.

  Performance Based Incentive Plan

        Beginning in fiscal 2015, the Company provided certain of its associates with performance based incentive plans under which the associates will receive a certain number of shares of the Company's common stock based on the Company meeting certain financial and performance goals. If such goals

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

16. Stock Option and Stock Award Plans (Continued)

are not met, no stock-based compensation expense is recognized and any recognized stock-based compensation expense is reversed. The Company incurred $(6,070), $12,634 and $1,769 related to these performance based incentive plans for fiscal 2017, 2016 and 2015, respectively, which is recorded as a component of stock-based compensation expense.

17. Reclassifications from Accumulated Other Comprehensive Loss

        The following table summarizes the components of accumulated other comprehensive loss and the changes in balances of each component of accumulated other comprehensive loss, net of tax as applicable, for the fiscal years ended March 4, 2017, February 27, 2016 and February 28, 2015:

	March 4, 2017 (53 Weeks)		February 27, 2016 (52 Weeks)		February 28, 2015 (52 Weeks)
	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss	Defined benefit pension plans	Accumulated other comprehensive loss
Accumulated other comprehensive loss
Balance—beginning of period	$(47,781)	$(47,781)	$(45,850)	$(45,850)	$(37,334)	$(37,334)
Other comprehensive (loss) income before reclassifications, net of $1,553, $(3,162), and $(7,506) tax expense (benefit)	2,356	2,356	(3,633)	(3,633)	(10,578)	(10,578)
Amounts reclassified from accumulated other comprehensive loss to net income, net of $2,047, $1,481, and $1,464 tax expense	3,108	3,108	1,702	1,702	2,062	2,062

Balance—end of period	$(42,317)	$(42,317)	$(47,781)	$(47,781)	$(45,850)	$(45,850)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

17. Reclassifications from Accumulated Other Comprehensive Loss (Continued)

        The following table summarizes the effects on net income of significant amounts classified out of each component of accumulated other comprehensive loss for the fiscal years ended March 4, 2017, February 27, 2016 and February 28, 2015:

	Fiscal Years Ended March 4, 2017, February 27, 2016 and February 28, 2015
	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)	February 28, 2015 (52 Weeks)	Affected line item in the consolidated statements of operations
Defined benefit pension plans
Amortization of unrecognized prior service cost(a)	$—	$(67)	$(240)	Selling, general and administrative expenses
Amortization of unrecognized net loss(a)	(5,155)	(3,116)	(3,286)	Selling, general and administrative expenses

	(5,155)	(3,183)	(3,526)	Total before income tax expense
	2,047	1,481	1,464	Income tax expense

	$(3,108)	$(1,702)	$(2,062)	Net of income tax expense

(a)
—See Note 18, Retirement Plans for additional details.

18. Retirement Plans

  Defined Contribution Plans

        The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. In accordance with those plan provisions, the Company matches 100% of a participant's pretax payroll contributions, up to a maximum of 3% of such participant's pretax annual compensation. Thereafter, the Company will match 50% of the participant's additional pretax payroll contributions, up to a maximum of 2% of such participant's additional pretax annual compensation. Total expense recognized for the above plans was $68,393 in fiscal 2017, $65,118 in fiscal 2016 and $60,552 in fiscal 2015.

        The Company sponsors a Supplemental Executive Retirement Plan ("SERP") for its officers, which is a defined contribution plan that is subject to a five year graduated vesting schedule. The expense recognized for the SERP was $16,921 in fiscal 2017, $1,377 in fiscal 2016 and $8,748 in fiscal 2015.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

18. Retirement Plans (Continued)

  Defined Benefit Plans

        The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company's funding policy for The Rite Aid Pension Plan (The "Defined Benefit Pension Plan") is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made contributions of $0 in fiscal 2017, $0 in fiscal 2016 and $1,159 in fiscal 2015.

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

        Net periodic pension expense and other changes recognized in other comprehensive income for the defined benefit pension plans and the nonqualified executive retirement plan included the following components:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2017	2016	2015	2017	2016	2015
Service cost	$1,291	$1,498	$2,543	$—	$—	$—
Interest cost	6,634	6,398	6,474	436	475	542
Expected return on plan assets	(4,512)	(6,330)	(7,339)	—	—	—
Amortization of unrecognized prior service cost	—	67	240	—	—	—
Amortization of unrecognized net loss (gain)	5,085	3,690	2,392	70	(574)	894

Net pension expense	$8,498	$5,323	$4,310	$506	$(99)	$1,436
Other changes recognized in other comprehensive loss:
Unrecognized net (gain) loss arising during period	$(3,979)	$7,369	$17,190	$70	$(574)	$894
Prior service cost arising during period	—	—	—	—	—	—
Amortization of unrecognized prior service costs	—	(67)	(240)	—	—	—
Amortization of unrecognized net (loss) gain	(5,085)	(3,690)	(2,392)	(70)	574	(894)

Net amount recognized in other comprehensive loss	(9,064)	3,612	14,558	—	—	—

Net amount recognized in pension expense and other comprehensive loss	$(566)	$8,935	$18,868	$506	$(99)	$1,436

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

18. Retirement Plans (Continued)

        The table below sets forth reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's defined benefit plans, as well as the funded status and amounts recognized in the Company's balance sheet as of March 4, 2017 and February 27, 2016:

	Defined Benefit Pension Plan		Nonqualified Executive Retirement Plan
	2017	2016	2017	2016
Change in benefit obligations:
Benefit obligation at end of prior year	$156,474	$167,256	$11,046	$12,685
Service cost	1,291	1,498	—	—
Interest cost	6,634	6,398	436	475
Distributions	(7,449)	(7,408)	(1,504)	(1,540)
Change due to change in assumptions	—	—	—	—
Actuarial loss (gain)	7,399	(11,270)	70	(574)

Benefit obligation at end of year	$164,349	$156,474	$10,048	$11,046

Change in plan assets:
Fair value of plan assets at beginning of year	$110,217	$129,934	$—	$—
Employer contributions	—	—	1,504	1,540
Actual return on plan assets	15,890	(12,309)	—	—
Distributions (including expenses paid by the plan)	(7,449)	(7,408)	(1,504)	(1,540)

Fair value of plan assets at end of year	$118,658	$110,217	$—	$—

Funded status	$(45,691)	$(46,257)	$(10,048)	$(11,046)

Net amount recognized	$(45,691)	$(46,257)	$(10,048)	$(11,046)

Amounts recognized in consolidated balance sheets consisted of:
Prepaid pension cost	$—	$—	$—	$—
Accrued pension liability	(45,691)	(46,257)	(10,048)	(11,046)

Net amount recognized	$(45,691)	$(46,257)	$(10,048)	$(11,046)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(44,761)	$(53,825)	$—	$—
Prior service cost	—	—	—	—

Amount recognized	$(44,761)	$(53,825)	$—	$—

        The estimated net actuarial loss and prior service cost amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal 2018 are $3,425 and $0, respectively.

        The accumulated benefit obligation for the defined benefit pension plan was $164,349 and $156,474 as of March 4, 2017 and February 27, 2016, respectively. The accumulated benefit obligation

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

18. Retirement Plans (Continued)

for the nonqualified executive retirement plan was $10,048 and $11,046 as of March 4, 2017 and February 27, 2016, respectively.

        The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of March 4, 2017, February 27, 2016 and February 28, 2015 were as follows:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2017	2016	2015	2017	2016	2015
Discount rate	4.00%	4.25%	4.00%	4.00%	4.25%	4.00%
Rate of increase in future compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.50%	6.50%	6.50%	N/A	N/A	N/A

        Weighted average assumptions used to determine net cost for the fiscal years ended March 4, 2017, February 27, 2016 and February 28, 2015 were:

	Defined Benefit Pension Plan			Nonqualified Executive Retirement Plan
	2017	2016	2015	2017	2016	2015
Discount rate	4.25%	4.00%	4.50%	4.25%	4.00%	4.50%
Rate of increase in future compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.50%	6.50%	7.75%	N/A	N/A	N/A

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.50% long-term rate of return on plan assets assumption for fiscal 2017, 2016 and 2015.

        The Company's pension plan asset allocations at March 4, 2017 and February 27, 2016 by asset category were as follows:

	March 4, 2017	February 27, 2016
Equity securities	52%	49%
Fixed income securities	48%	51%

Total	100%	100%

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

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

        The Company expects to contribute $4,900 to the Defined Benefit Pension Plan and make payments of $1,241 to participants of the Nonqualified Executive Retirement Plan during fiscal 2018.

Common and Collective Trusts

        Common collective trust funds are stated at fair value as determined by the issuer of the common collective trust funds based on the net asset value ("NAV") of the underlying investments in accordance with ASC 820. There are generally no restrictions on redemptions from these funds and no unfunded commitments to invest. In accordance with ASC subtopic 820-10, certain investments that were measured at NAV per shared (or its equivalent) have not been classified in the fair value hierarchy. The underlying investments mainly consist of equity and fixed income securities funds that are valued based on the daily closing price as reported by the fund.

        The proceeding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

18. Retirement Plans (Continued)

methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at March 4, 2017.

        The following table sets forth by level within the fair value hierarchy a summary of the plan's investments measured at fair value on a recurring basis as of March 4, 2017 and February 27, 2016:

	Fair Value Measurements at March 4, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	$—	$—	$—	$15,348
Large Cap	—	—	—	32,413
Small-Mid Cap	—	—	—	14,083
Fixed Income
Long Term Credit Bond Index	—	—	—	47,694
20+ Year Treasury STRIPS	—	—	—	7,563
Intermediate Fixed Income	—	—	—	639
Other types of investments
Short Term Investments	—	—	—	918

Total	$—	$—	$—	$118,658

	Fair Value Measurements at February 27, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	$—	$—	$—	$14,414
Large Cap	—	—	—	28,188
Small-Mid Cap	—	—	—	11,684
Fixed Income
Long Term Credit Bond Index	—	—	—	43,130
20+ Year Treasury STRIPS	—	—	—	10,929
Intermediate Fixed Income	—	—	—	41
Other types of investments
Short Term Investments	—	—	—	1,831

Total	$—	$—	$—	$110,217

        The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

18. Retirement Plans (Continued)

        Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan and the nonqualified executive retirement plan during the years indicated:

Fiscal Year	Defined Benefit Pension Plan	Nonqualified Executive Retirement Plan
2018	$8,091	$1,241
2019	8,190	1,217
2020	8,408	1,137
2021	8,587	969
2022	8,785	874
2023 - 2027	45,960	3,550

Total	$88,021	$8,988

  Other Plans

        The Company participates in various multi-employer union pension plans that are not sponsored by the Company. Total expenses recognized for the multi-employer plans were $26,104 in fiscal 2017, $25,966 in fiscal 2016 and $24,261 in fiscal 2015.

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

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

19. Multiemployer Plans that Provide Pension Benefits (Continued)

        The Company's participation in these plans for the annual period ended March 4, 2017 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employer Identification Number (EIN) and the three- digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available for fiscal 2017 and fiscal 2016 is for the plan year- ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last two columns list the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject and any minimum funding requirements. There have been no significant changes that affect the comparability of total employer contributions of fiscal years 2017, 2016, and 2015.

		Pension Protection Act Zone Status			Contributions of the Company				Expiration Date of Collective- Bargaining Agreement
				FIP/ RP Status Pending/ Implemented
	EIN/Pension Plan Number							Surcharge Imposed		Minimum Funding Requirements
Pension		2017	2016		2017	2016	2015
1199 SEIU Health Care Employees Pension Fund	13-3604862-001	Green— 12/31/2015	Green— 12/31/2014	No	$11,920	$12,959	$11,568	No	4/18/2015	Contribution rate of 10.76% of gross wages earned per associate beginning 01/01/2016.

Contribution rate of 10.22% of gross wages earned per associate from 01/01/2015 through 12/31/2015. Contribution rate of 11.25% of gross wages earned per associate through 12/31/2014.

Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	51-6029925-001	Red— 12/31/2016	Red— 12/31/2015	Implemented	8,021	7,552	7,002	No	7/14/2018

Subsequent to 01/01/2016 contributions of $1.41 per hour worked.

From 01/01/2015 through 12/31/2015 contributions of $1.328 per hour worked for pharmacists and $0.602 per hour worked for non pharmacists.

Prior to 01/01/2015 contributions of $1.242 per hour worked for pharmacists and $0.563 per hour worked for non pharmacists.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

19. Multiemployer Plans that Provide Pension Benefits (Continued)

		Pension Protection Act Zone Status			Contributions of the Company				Expiration Date of Collective- Bargaining Agreement
				FIP/ RP Status Pending/ Implemented
	EIN/Pension Plan Number							Surcharge Imposed		Minimum Funding Requirements
Pension		2017	2016		2017	2016	2015
UFCW Pharmacists, Clerks and Drug Employers Pension Trust	94-2518312-001	Green— 12/31/2016	Green— 12/31/2015	No	2,970	3,006	2,938	No	7/13/2019	Effective 09/01/2014, contribution rate frozen at $0.55 per hour worked for associates. Prior to 9/01/2014, contribution rate of $0.57 per hour worked for associates.
United Food and Commercial Workers Union-Employer Pension Fund	34-6665155-001	Red— 9/30/2016	Red— 9/30/2015	Implemented	827	732	667	No	12/31/2017

Effective 02/05/207 contribution rate of $1.89 per hour worked.

Effective 02/07/2016 through 02/04/2017 contribution rate of $1.76 per hour worked.

Effective 02/02/2015 through 02/06/2016 contribution rate of $1.62 per hour worked. Contribution rate of $1.49 per hour worked prior to 02/02/2015.

United Food and Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	51-6031766-001	Yellow— 9/30/2016	Yellow— 9/30/2015	Implemented	504	454	480	No	12/31/2017

Effective 01/01/2017 contribution rate $1.88 per hour worked.

Effective 01/01/2016 through 12/31/2016 contribution rate of $1.79 per hour worked.

Effective 10/01/2015 through 12/31/2015 contribution rate of $1.70 per hour worked.

Effective 01/01/2015 through 09/30/2015 contribution rate of $1.61 per hour worked.

Effective 10/01/2014 through 12/31/2014 contribution rate of $1.73 per hour worked.

Contribution of $1.52 per hour worked prior to 10/01/2014.

Other Funds					1,862	1,263	1,606

					$26,104	$25,966	$24,261

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

19. Multiemployer Plans that Provide Pension Benefits (Continued)

        The Company was listed in these plans Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of the Plan's Year-End)
UFCW Pharmacists, Clerks and Drug Employers Pension Trust	12/31/2015 and 12/31/2014
Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	12/31/2015 and 12/31/2014
United Food & Commercial Workers Union- Employer Pension Fund	9/30/2015 and 9/30/2014
United Food & Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	9/30/2015 and 9/30/2014

        At the date the Company's financial statements were issued, certain Forms 5500 were not available.

        During fiscal 2017, 2016 and 2015, the Company did not withdraw from any plans or incur any additional withdrawal liabilities.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

20. Segment Reporting (Continued)

        The following table is a reconciliation of the Company's business segments to the consolidated financial statements for the fiscal years ended March 4, 2017, February 27, 2016 and February 28, 2015:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations(1)	Consolidated
March 4, 2017:
Revenues	$26,816,669	$6,393,884	$(365,480)	$32,845,073
Gross Profit	7,381,333	392,732	—	7,774,065
Adjusted EBITDA(2)	948,906	188,235	—	1,137,141
February 27, 2016:
Revenues	$26,865,931	$4,103,513	$(232,787)	$30,736,657
Gross Profit	7,595,429	230,826	—	7,826,255
Adjusted EBITDA(2)	1,300,905	101,357	—	1,402,262
February 28, 2015:
Revenues	$26,528,377	$—	$—	$26,528,377
Gross Profit	7,576,732	—	—	7,576,732
Adjusted EBITDA(2)	1,322,843	—	—	1,322,843

(1)
Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(2)
See "Adjusted EBITDA, Adjusted Net Income, Adjusted Net Income per Diluted Share and Other Non-GAAP Measures" in MD&A for additional details.

The following is a reconciliation of net income to Adjusted EBITDA for fiscal 2017, 2016 and 2015:

	March 4, 2017 (53 weeks)	February 27, 2016 (52 weeks)	February 28, 2015 (52 weeks)
Net income	$4,053	$165,465	$2,109,173
Interest expense	431,991	449,574	397,612
Income tax expense	29,689	139,297	158,951
Income tax valuation allowance increase/ (release)	14,703	(26,358)	(1,841,304)
Depreciation and amortization expense	568,231	509,212	416,628
LIFO (credit) charge	(6,620)	11,163	(18,857)
Lease termination and impairment charges	55,294	48,423	41,945
Loss on debt retirements, net	—	33,205	18,512
Other	39,800	72,281	40,183

Adjusted EBITDA	$1,137,141	$1,402,262	$1,322,843

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

20. Segment Reporting (Continued)

  The following is balance sheet information for the Company's reportable segments:

	Retail Pharmacy	Pharmacy Services	Eliminations(2)	Consolidated
March 4, 2017:
Total Assets	$8,664,216	$3,087,143	$(157,607)	$11,593,752
Goodwill	76,124	1,639,355	—	1,715,479
Additions to property and equipment and intangible assets	468,386	12,725	—	481,111
February 27, 2016:
Total Assets	$8,468,186	$2,948,548	$(139,724)	$11,277,010
Goodwill	76,124	1,637,351	—	1,713,475
Additions to property and equipment and intangible assets	667,719	2,276	—	669,995

(2)
As of March 4, 2017 and February 27, 2016, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $140,865 and $116,027, respectively, against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $16,742 and $23,697, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

21. Commitments, Contingencies and Guarantees (Continued)

        After the announcement of the proposed Merger between the Company and Walgreens Boots Alliance, Inc. (WBA), ten (10) putative class action lawsuits were filed by purported Company stockholders against the Company, its directors (the Individual Defendants, together with the Company, the Rite Aid Defendants), WBA and Victoria Merger Sub Inc. (Victoria) challenging the transactions contemplated by the Merger agreement. Eight (8) of these actions were filed in the Court of Chancery of the State of Delaware (Smukler v. Rite Aid Corp., et al., Hirschler v. Standley, et al., Catelli v. Rite Aid Corp., et al., Orr v. Rite Aid Corp., et al., DePietro v. Standley, et al., Abadi v. Rite Aid Corp., et al., Mortman v. Rite Aid Corp., et al., Sachs Investment Grp., et al v. Standley, et al.). One (1) action was filed in Pennsylvania in the Court of Common Pleas of Cumberland County (Wilson v. Rite Aid Corp., et al.). The complaints in these nine (9) actions alleged primarily that the Individual Defendants breached their fiduciary duties by, among other things, agreeing to an allegedly unfair and inadequate price, agreeing to deal protection devices that allegedly prevented the directors from obtaining higher offers from other interested buyers for the Company and allegedly failing to protect against certain purported conflicts of interest in connection with the Merger. The complaints further alleged that the Company, WBA and/or Victoria aided and abetted these alleged breaches of fiduciary duty. The complaints sought, among other things, to enjoin the closing of the Merger as well as money damages and attorneys' and experts' fees.

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

        A tenth action was filed in the United States District Court for the Middle District of Pennsylvania (the Pennsylvania District Court), asserting a claim for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against the Rite Aid Defendants, WBA and Victoria and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants and WBA (Herring v. Rite Aid Corp., et al.). The complaint in the Herring action alleges, among other things, that the Company and the Individual Defendants disseminated an allegedly false and materially misleading proxy. The complaint sought to enjoin the shareholder vote on the proposed Merger, a declaration that the proxy was materially false and misleading in violation of federal securities laws and an award of money damages and attorneys' and experts' fees. On January 14 and 16, 2016, respectively, the plaintiff in the Herring action filed a motion for preliminary injunction and a motion for expedited discovery. On January 21, 2016, the Rite Aid Defendants filed a motion to dismiss the Herring complaint. At a

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

21. Commitments, Contingencies and Guarantees (Continued)

hearing held on January 25, 2016, the Pennsylvania District Court orally denied the plaintiff's motion for expedited discovery and subsequently denied the plaintiff's motion for preliminary injunction on January 28, 2016. On March 14, 2016, the Pennsylvania District Court appointed Jerry Herring, Don Michael Hussey and Joanna Pauli Hussey as lead plaintiffs for the putative class and approved their selection of Robbins Geller Rudman & Dowd LLP as lead counsel. On April 14, 2016, the Pennsylvania District Court granted the lead plaintiffs' unopposed motion to stay the Herring action for all purposes pending consummation of the Merger.

        The Company has been named in a collective and class action lawsuit, Indergit v. Rite Aid Corporation, et al., pending in the United States District Court for the Southern District of New York, filed purportedly on behalf of current and former store managers working in the Company's stores at various locations around the country. The lawsuit alleges that the Company failed to pay overtime to store managers as required under the FLSA and under certain New York state statutes. The lawsuit also seeks other relief, including liquidated damages, attorneys' fees, costs and injunctive relief arising out of state and federal claims for overtime pay. On April 2, 2010, the Court conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery as to certification issues has been completed. On September 26, 2013, the Court granted Rule 23 class certification of the New York store manager claims as to liability only, but denied it as to damages, and denied the Company's motion for decertification of the nationwide collective action claims. The Company filed a motion seeking reconsideration of the Court's September 26, 2013 decision which motion was denied in June 2014. The Company subsequently filed a petition for an interlocutory appeal of the Court's September 26, 2013 ruling with the U. S. Court of Appeals for the Second Circuit which petition was denied in September 2014. Notice of the Rule 23 class certification as to liability only has been sent to approximately 1,750 current and former store managers in the state of New York. Discovery related to the merits of the claims is ongoing. On January 12, 2017, the parties reached a settlement in principle of this matter, for an immaterial amount of money, which is subject to preliminary and final approval by the court. On January 19, 2017, the court entered an order staying the case indefinitely pending preliminary and final court approval. In the event the settlement does not receive preliminary and/or final approval by the court, the litigation will resume. If such occurs, the Company presently is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit. The Company's management believes, however, that this lawsuit is without merit and is vigorously defending this lawsuit.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

21. Commitments, Contingencies and Guarantees (Continued)

Company has aggressively challenged the merits of the lawsuits and, where applicable, the allegations that the cases should be certified as class or representative actions.

        In the business expense class action (Fenley v. Rite Aid Corporation, Santa Clara Superior Court), the parties reached a settlement pursuant to which the Company will pay an immaterial amount to settle the class claims. The court granted final approval of the settlement on February 3, 2017.

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

        With respect to the California Cases, the Company, at this time, is not able to predict either the outcome of these lawsuits or estimate a potential range of loss with respect to said lawsuits and is vigorously defending them.

        The Company was served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney's Office for the Eastern District of Michigan. The subpoena requests records regarding the relationship of Rite Aid's Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs. In connection with the same investigation, the Company was served with a Civil Subpoena Duces Tecum dated February 22, 2013 by the State of Indiana Office of the Attorney General requesting additional information regarding both Rite Aid's Rx Savings Program and usual and customary charges. The Company responded to both of the subpoenas. To enable the parties to discuss a possible resolution, the Medicaid Fraud Control Units of the several states, commonwealths, and the District of Columbia and the Company entered into an agreement tolling the statute of limitations until October 7, 2015. The parties agreed to extend the tolling agreement and continue to exchange pertinent claims data in the near future. On January 19, 2017, the District Court for the Eastern District of Michigan unsealed Relator's Second Amended Complaint against the Company. In its Complaint, Relator alleges that the Company failed to report Rx Savings prices as its usual and customary charges under the Medicare Part D program and to federal and state Medicaid programs in 18 (eighteen) states and the District of Columbia; and that the Company is thus liable under the federal False Claims Act and similar False Claims Act statutes operative in the states named in the Complaint. The federal government and the 18 (eighteen) states and the District of Columbia named in the lawsuit have elected not to intervene in this action. At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is vigorously defending this lawsuit.

        On April 26, 2012, the Company received an administrative subpoena from the U.S. Drug Enforcement Administration ("DEA"), Albany, New York District Office, requesting information regarding the Company's sale of products containing pseudoephedrine ("PSE"). In April 2012, it also

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

21. Commitments, Contingencies and Guarantees (Continued)

received a communication from the U.S. Attorney's Office ("USAO") for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 ("CMEA"). Additional subpoenas were issued in 2013, 2014, and 2015 seeking broader documentation regarding PSE sales and recordkeeping requirements. Assistant U.S. Attorneys from the Northern and Eastern Districts of New York and the Southern District of West Virginia are currently investigating, but no lawsuits or charges have been filed. Between September 2015 and January 2017, the Company received several grand jury subpoenas from the U.S. District Court for the Southern District of West Virginia seeking additional information in connection with the investigation of violations of the CMEA and/or the Controlled Substances Act ("CSA"). Violations of the CMEA or the CSA could result in the imposition of administrative, civil and/or criminal penalties against the Company. The Company is cooperating with the government and continues to provide information responsive to the subpoenas. The Company has entered into a tolling agreement with the USAOs in the Northern and Eastern Districts of New York and entered into a separate tolling agreement with the USAO in the Southern District of West Virginia. Discussions are underway to attempt to resolve these matters with those USAOs and the Department of Justice, but whether an agreement can be reached and on what terms is uncertain. While the Company's management cannot predict the outcome of these matters, it is possible that the Company's results of operations or cash flows could be materially affected by an unfavorable resolution. At this stage of the investigation, Rite Aid is not able to predict the outcome of the investigation.

        In January 2013, the DEA, Los Angeles District Office, served an administrative subpoena on the Company seeking documents related to prescriptions by a certain prescriber. The USAO, Central District of California, also contacted the Company about a related investigation into allegations that Rite Aid pharmacies filled certain controlled substance prescriptions for a number of prescribers after their DEA registrations had expired or otherwise become invalid in violation of the federal Controlled Substances Act and DEA regulations. The Company responded to the administrative subpoena and subsequent informal requests for information from the USAO. The Company met with the USAO and DEA in January 2014 regarding this matter. The Company entered into a tolling agreement with the USAO. The Company recorded a legal accrual during the period ended March 1, 2014, which was revised during the period ending August 29, 2015. On February 28, 2017, the USAO, Central District of California, and the Company entered into a settlement agreement resolving this matter for an immaterial amount. The settlement agreement is not an admission of liability by the Company.

        In June 2013, the Company was served with a Civil Investigative Demand ("CID") by the United States Attorney's Office for the Eastern District of California (the "USAO"). The CID requested records and responses to interrogatories regarding the Company's Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated as "Code 1" by the State of California. The Company researched the government's allegations and refuted the government's position in writing and on conference calls. Subsequently, the USAO's office, along with the State of California, Department of Justice, Bureau of Medical Fraud and Elder Abuse (the "Bureau"), requested the Company to produce certain prescription files related to Code 1 drugs. There has been a series of four document productions in which the Company has produced prescription and associated documentation concerning Code 1 drugs: (i) on May 15, 2014, the government requested that the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

21. Commitments, Contingencies and Guarantees (Continued)

Company produce 60 prescriptions; (ii) on July 30, 2014, the government requested that the Company produce 30 prescriptions; (iii) on June 15, 2015, the government requested that the Company produce 80 prescriptions; and (iv) on September 30, 2016, the Company agreed to produce an additional 242 prescriptions. The Company is continuing discussions with the government.

        Relator, Matthew Omlansky, filed a qui tam action, State of California ex rel. Matthew Omlansky v. Rite Aid Corporation, on behalf of the State of California against Rite Aid in the Superior Court of the State of California. In his Complaint, Relator alleges that Rite Aid violated the California False Claims Act by (i) failing to comply with California rules governing the Company's reporting of its usual and customary prices; (ii) failing to dispense the least expensive equivalent generic drug in certain circumstances, in violation of applicable regulations; and (iii) dispensing, and seeking reimbursement for, restricted brand name drugs without prior approval. Relator filed his Second Amended Complaint on April 19, 2016 and Rite Aid filed its demurrer on July 29, 2016. On October 5, 2016, Rite Aid's demurrer was granted and plaintiff's complaint was dismissed with leave for plaintiff to file an amended complaint. Plaintiff filed a Third Amended Complaint to which Rite Aid filed a second demurrer, which is pending. At this stage of the proceedings, Rite Aid is unable to predict the outcome of its demurrer and Relator's suit.

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

22. Supplementary Cash Flow Data

	Year Ended
	March 4, 2017	February 27, 2016	February 28, 2015
Cash paid for interest (net of capitalized amounts of $195, $196 and $145)	$409,692	$403,727	$384,329

Cash payments for income taxes, net	$17,081	$4,856	$6,665

Equipment financed under capital leases	$7,551	$9,614	$6,157

Equipment received for noncash consideration	$746	$3,011	$1,600

Accrued capital expenditures	$37,325	$69,417	$87,916

Gross borrowings from revolver	$3,608,000	$4,729,000	$6,078,000

Gross repayments to revolver	$3,278,000	$4,354,000	$4,753,000

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

23. Related Party Transactions

        There were receivables from related parties of $34 and $48 at March 4, 2017 and February 27, 2016, respectively.

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

        For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company's Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

24. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

non-guarantor subsidiaries at March 4, 2017, February 27, 2016 and for the fiscal years ended March 4, 2017 and February 27, 2016. Separate financial statements for Subsidiary Guarantors are not presented.

	Rite Aid Corporation Condensed Consolidating Balance Sheet March 4, 2017
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$213,104	$32,306	$—		$245,410
Accounts receivable, net	—	1,506,288	264,838	—		1,771,126
Intercompany receivable	—	215,862	—	(215,862	)(a)	—
Inventories, net of LIFO reserve of $0, $999,776, $0, $0, and $999,776	—	2,837,211	—	—		2,837,211
Prepaid expenses and other current assets	—	203,033	8,508	—		211,541

Total current assets	—	4,975,498	305,652	(215,862)		5,065,288
Property, plant and equipment, net	—	2,251,692	—	—		2,251,692
Goodwill	—	1,715,479	—	—		1,715,479
Other intangibles, net	—	782,167	53,628	—		835,795
Deferred tax assets	—	1,505,564	—	—		1,505,564
Investment in subsidiaries	15,275,488	50,004	—	(15,325,492	)(b)	—
Intercompany receivable	—	7,331,675	—	(7,331,675	)(a)	—
Other assets	—	219,934	—	—		219,934

Total assets	$15,275,488	$18,832,013	$359,280	$(22,873,029)		$11,593,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$21,245	$—	$—		$21,335
Accounts payable	—	1,609,025	4,884	—		1,613,909
Intercompany payable	—	—	215,862	(215,862	)(a)	—
Accrued salaries, wages and other current liabilities	66,365	1,236,297	67,342	—		1,370,004

Total current liabilities	66,455	2,866,567	288,088	(215,862)		3,005,248
Long-term debt, less current maturities	7,263,288	—	—	—		7,263,288
Lease financing obligations, less current maturities	—	44,070	—	—		44,070
Intercompany payable	7,331,675	—	—	(7,331,675	)(a)	—
Other noncurrent liabilities	—	645,888	21,188	—		667,076

Total liabilities	14,661,418	3,556,525	309,276	(7,547,537)		10,979,682
Commitments and contingencies	—	—	—	—		—

Total stockholders' equity	614,070	15,275,488	50,004	(15,325,492	)(b)	614,070

Total liabilities and stockholders' equity	$15,275,488	$18,832,013	$359,280	$(22,873,029)		$11,593,752

(a)
Elimination of intercompany accounts receivable and accounts payable amounts.

(b)
Elimination of investments in consolidated subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

24. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

	Rite Aid Corporation Condensed Consolidating Balance Sheet February 27, 2016
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$90,569	$33,902	$—		$124,471
Accounts receivable, net	—	1,316,797	284,211	—		1,601,008
Intercompany receivable	—	224,220	—	(224,220)	(a)	—
Inventories, net of LIFO reserve of $0, $1,006,396, $0, $0, and $1,006,396	—	2,697,104	—	—		2,697,104
Prepaid expenses and other current assets	—	121,684	6,460	—		128,144

Total current assets	—	4,450,374	324,573	(224,220)		4,550,727
Property, plant and equipment, net	—	2,255,398	—	—		2,255,398
Goodwill	—	1,713,475	—	—		1,713,475
Other intangibles, net	—	948,451	55,928	—		1,004,379
Deferred tax assets	—	1,539,141	—	—		1,539,141
Investment in subsidiaries	14,832,523	57,167	—	(14,889,690)	(b)	—
Intercompany receivable	—	7,270,869	—	(7,270,869)	(a)	—
Other assets	—	207,821	6,069	—		213,890

Total assets	$14,832,523	$18,442,696	$386,570	$(22,384,779)		$11,277,010

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$26,758	$—	$—		$26,848
Accounts payable	—	1,541,984	813	—		1,542,797
Intercompany payable	—	—	224,220	(224,220)	(a)	—
Accrued salaries, wages and other current liabilities	65,743	1,274,074	87,433	—		1,427,250

Total current liabilities	65,833	2,842,816	312,466	(224,220)		2,996,895
Long-term debt, less current maturities	6,914,393	—	—	—		6,914,393
Lease financing obligations, less current maturities	—	52,895	—	—		52,895
Intercompany payable	7,270,869	—	—	(7,270,869)	(a)	—
Other noncurrent liabilities	—	714,462	16,937	—		731,399

Total liabilities	14,251,095	3,610,173	329,403	(7,495,089)		10,695,582
Commitments and contingencies	—	—	—	—		—

Total stockholders' equity	581,428	14,832,523	57,167	(14,889,690)	(b)	581,428

Total liabilities and stockholders' equity	$14,832,523	$18,442,696	$386,570	$(22,384,779)		$11,277,010

(a)
Elimination of intercompany accounts receivable and accounts payable amounts.

(b)
Elimination of investments in consolidated subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

24. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Year Ended March 4, 2017
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$32,739,473	$223,077	$(117,477)	(a)	$32,845,073
Costs and expenses:
Cost of revenues	—	24,975,538	213,225	(117,755)	(a)	25,071,008
Selling, general and administrative expenses	—	7,228,540	13,541	278	(a)	7,242,359
Lease termination and impairment expenses	—	55,294	—	—		55,294
Interest expense	414,208	17,796	(13)	—		431,991
Gain on sale of assets, net	—	(4,024)	—	—		(4,024)
Equity in earnings of subsidiaries, net of tax	(418,261)	5,101	—	413,160	(b)	—

	(4,053)	32,278,245	226,753	295,683		32,796,628

Income (loss) before income taxes	4,053	461,228	(3,676)	(413,160)		48,445
Income tax expense	—	42,967	1,425	—		44,392

Net income (loss)	$4,053	$418,261	$(5,101)	$(413,160)	(b)	$4,053
Total other comprehensive income (loss)	5,464	5,464	—	(5,464)		5,464

Comprehensive income (loss)	$9,517	$423,725	$(5,101)	$(418,624)		$9,517

(a)
Elimination of intercompany revenues and expenses.

(b)
Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

24. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Year Ended February 27, 2016
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$30,731,771	$162,620	$(157,734)	(a)	$30,736,657
Costs and expenses:
Cost of revenues	—	22,910,402	154,838	(154,838)	(a)	22,910,402
Selling, general and administrative expenses	—	7,004,321	11,921	(2,896)	(a)	7,013,346
Lease termination and impairment expenses	—	48,423	—	—		48,423
Interest expense	415,304	34,268	2	—		449,574
Loss on debt retirement, net	33,205	—	—	—		33,205
Loss on sale of assets, net	—	3,303	—	—		3,303
Equity in earnings of subsidiaries, net of tax	(613,974)	3,972	—	610,002	(b)	—

	(165,465)	30,004,689	166,761	452,268		30,458,253

Income (loss) before income taxes	165,465	727,082	(4,141)	(610,002)		278,404
Income tax expense (benefit)	—	113,108	(169)	—		112,939

Net income (loss)	$165,465	$613,974	$(3,972)	$(610,002)	(b)	$165,465
Total other comprehensive (loss) income	(1,931)	(1,931)	—	1,931		(1,931)

Comprehensive income (loss)	$163,534	$612,043	$(3,972)	$(608,071)		$163,534

(a)
Elimination of intercompany revenues and expenses.

(b)
Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

24. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Year Ended March 4, 2017
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(394,768)	$622,227	$(1,596)	$—	$225,863

Investing activities:
Payments for property, plant and equipment	—	(424,289)	—	—	(424,289)
Intangible assets acquired	—	(56,822)	—	—	(56,822)
Intercompany activity	—	(57,817)	—	57,817	—
Proceeds from dispositions of assets and investments	—	16,852	—	—	16,852

Net cash (used in) provided by investing activities	—	(522,076)	—	57,817	(464,259)

Financing activities:
Net proceeds from revolver	330,000	—	—	—	330,000
Principal payments on long-term debt	—	(21,239)	—	—	(21,239)
Change in zero balance cash accounts	—	43,080	—	—	43,080
Net proceeds from issuance of common stock	6,951	—	—	—	6,951
Excess tax benefit on stock options and restricted stock	—	543	—	—	543
Intercompany activity	57,817	—	—	(57,817)	—

Net cash provided by (used in) financing activities	394,768	22,384	—	(57,817)	359,335

Increase (decrease) in cash and cash equivalents	—	122,535	(1,596)	—	120,939
Cash and cash equivalents, beginning of period	—	90,569	33,902	—	124,471

Cash and cash equivalents, end of period	$—	$213,104	$32,306	$—	$245,410

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

25. Interim Financial Results (Unaudited)

	Fiscal Year 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)	Year
Revenues	$8,184,181	$8,029,806	$8,089,726	$8,541,360	$32,845,073
Cost of revenues	6,289,881	6,113,063	6,194,866	6,473,198	25,071,008
Selling, general and administrative expenses	1,793,247	1,778,247	1,773,862	1,897,003	7,242,359
Lease termination and impairment charges	5,781	7,233	7,265	35,015	55,294
Interest expense	105,113	105,388	106,309	115,181	431,991
Loss (gain) on sale of assets, net	1,056	174	501	(5,755)	(4,024)

	8,195,078	8,004,105	8,082,803	8,514,642	32,796,628

(Loss) income before income taxes	(10,897)	25,701	6,923	26,718	48,445
Income tax (benefit) expense	(6,309)	10,928	(8,087)	47,860	44,392

Net (loss) income	$(4,588)	$14,773	$15,010	$(21,142)	$4,053

Basic and diluted (loss) income per share(1)	$(0.00)	$0.01	$0.01	$(0.02)	$0.00

	Fiscal Year 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$6,647,561	$7,664,776	$8,154,184	$8,270,136	$30,736,657
Cost of revenues	4,788,031	5,742,485	6,151,305	6,228,581	22,910,402
Selling, general and administrative expenses	1,699,585	1,725,826	1,777,647	1,810,288	7,013,346
Lease termination and impairment charges	5,022	9,637	7,011	26,753	48,423
Interest expense	123,607	115,410	106,879	103,678	449,574
Loss on debt retirements, net	—	33,205	—	—	33,205
Loss (gain) on sale of assets, net	39	281	3,331	(348)	3,303

	6,616,284	7,626,844	8,046,173	8,168,952	30,458,253

Income before income taxes	31,277	37,932	108,011	101,184	278,404
Income tax expense	12,441	16,463	48,468	35,567	112,939

Net income	$18,836	$21,469	$59,543	$65,617	$165,465

Basic income per share(1)	$0.02	$0.02	$0.06	$0.06	$0.16

Diluted income per share(1)	$0.02	$0.02	$0.06	$0.06	$0.16

(1)
Income per share amounts for each quarter may not necessarily total to the yearly income per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

(2)
The interim financial results for the fourth quarter of fiscal 2017 includes 14 weeks.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2017, February 27, 2016 and February 28, 2015

(In thousands, except per share amounts)

25. Interim Financial Results (Unaudited) (Continued)

        During the fourth quarter of fiscal 2017, the Company recorded facilities impairment charges of $30,493 and a LIFO credit of $47,881 due to lower deflation on pharmacy generics as compared to a lower LIFO credit recognized at prior year end due to lower deflation on pharmacy generics.

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

26. Financial Instruments

        The carrying amounts and fair values of financial instruments at March 4, 2017 and February 27, 2016 are listed as follows:

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$3,368,484	$3,404,225	$3,027,675	$3,025,500
Fixed rate indebtedness	$3,894,894	$4,152,374	$3,886,808	$4,210,416

        Cash, trade receivables and trade payables are carried at market value, which approximates their fair values due to the short-term maturity of these instruments. In addition, as of March 4, 2017 and February 27, 2016, the Company had $6,874 and $6,069, respectively, of investments carried at amortized cost, as these investments are being held to maturity. As of March 4, 2017, these investments are included as a component of prepaid expenses and other current assets. As of February 27, 2016, these investments are included as a component of other assets. The Company believes the carrying value of these investments approximates their fair value.

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

RITE AID CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 4, 2017, February 27, 2016, and February 28, 2015
(dollars in thousands)

Allowances deducted from accounts receivable for estimated uncollectible amounts:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 4, 2017	$32,820	$72,876	$74,805	$30,891
Year ended February 27, 2016	$31,247	$71,984	$70,411	$32,820
Year ended February 28, 2015	$26,873	$66,319	$61,945	$31,247

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION
By:	/s/ JOHN T. STANDLEY John T. Standley
Chairman and Chief Executive Officer
Dated: May 3, 2017

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on May 3, 2017.

Signature	Title

/s/ JOHN T. STANDLEY John T. Standley	Chairman, Chief Executive Officer and Director (principal executive officer)
/s/ DARREN W. KARST Darren W. Karst	Chief Financial Officer, Chief Administrative Officer and Senior Executive Vice President (principal financial officer)
/s/ DOUGLAS E. DONLEY Douglas E. Donley	Chief Accounting Officer and Senior Vice President (principal accounting officer)
/s/ JOSEPH B. ANDERSON, JR Joseph B. Anderson, Jr	Director
/s/ BRUCE G. BODAKEN Bruce G. Bodaken	Director
/s/ DAVID R. JESSICK David R. Jessick	Director
/s/ KEVIN E. LOFTON Kevin E. Lofton	Director

Signature	Title

/s/ MYRTLE S. POTTER Myrtle S. Potter	Director
/s/ MICHAEL N. REGAN Michael N. Regan	Director
/s/ FRANK A. SAVAGE Frank A. Savage	Director
/s/ MARCY SYMS Marcy Syms	Director