Form 10-Q
period 2017-06-03
RITE AID CORP
filed 2017-07-06
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 3, 2017

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

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “Large Accelerated Filer,” “Accelerated Filer,” “Smaller Reporting Company” and “Emerging Growth Company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 1,053,291,998 shares of its $1.00 par value common stock outstanding as of June 22, 2017.

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

•                  the impact of the loss of one or more major third party payors;

•                  the inability to complete the proposed Sale (as defined in Note 3 below) due to the failure to satisfy the conditions to the completion of the Sale, including receipt of required regulatory approvals, and other risks related to obtaining the requisite consents to the Sale;

•                  the continuing effect of the prior Merger Agreement and the proposed Sale, including the effect of the announcement of the  Terminations (as defined in Note 3 below), on our business relationships (including, without limitation, customers and suppliers), operating results and business generally;

•                  our ability to improve the operating performance of our stores in accordance with our long term strategy;

•                  our ability to grow prescription count and realize front-end sales growth;

•                  our ability to hire and retain qualified personnel;

•                  decisions to close additional stores and distribution centers or undertake additional refinancing activities (subject to the limitations in the  Asset Purchase Agreement (as defined in Note 3 below)), which could result in charges to our operating statement;

•                  our ability to manage expenses and working capital;

•                  continued consolidation of the drugstore and the pharmacy benefit management (“PBM”) industries;

•                  the risk that changes in federal or state laws or regulations, including the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection and the Affordable Care Act (or “Patient Care Act”) and any regulations enacted thereunder may occur;

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

•                  the amount of the costs, fees, expenses and charges related to the terminated Merger Agreement (as defined in Note 3 below), the terminated Divestiture Asset Purchase Agreement (as defined in Note 3 below) or the Sale;

•                  the risk that our stock price may decline significantly if the Sale is not completed;

•      our ability to refinance our indebtedness on terms favorable to us in the event that the sale is not completed;

•                  the risk that a governmental entity may prohibit, delay or refuse to grant approval, including antitrust approval, for the completion of the Sale or may require conditions, limitations or restrictions in connection with such approvals, including the risk that the FTC may not approve the transaction;

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

•                  the nature, cost and outcome of pending and future litigation and other legal proceedings or governmental investigations, including any such proceedings related to the Merger (as defined in Note 3 below) or Sale and instituted against us and others;

•                  the risk that there may be a material adverse change of the Company or the Acquired Stores (as defined in Note 3 below);

•                  there may be changes to our strategy in the event that the Sale does not close, which may include delaying or reducing capital or other expenditures, selling assets or other operations, closing underperforming stores, attempting to restructure or refinance our debt, seeking additional capital or incurring other costs associated with restructuring our business;

•                  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended March 4, 2017 (the “Fiscal 2017 10-K”), as well as in the “Risk Factors” section of the Fiscal 2017 10-K, which we filed with the SEC on May 3, 2017 and is available on the SEC’s website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	June 3, 2017	March 4, 2017
ASSETS
Current assets:
Cash and cash equivalents	$214,449	$245,410
Accounts receivable, net	1,781,175	1,771,126
Inventories, net of LIFO reserve of $1,016,650 and $999,776	2,789,176	2,837,211
Prepaid expenses and other current assets	192,767	211,541
Total current assets	4,977,567	5,065,288
Property, plant and equipment, net	2,218,333	2,251,692
Goodwill	1,715,479	1,715,479
Other intangibles, net	787,969	835,795
Deferred tax assets	1,556,301	1,505,564
Other assets	204,489	219,934
Total assets	$11,460,138	$11,593,752
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$22,460	$21,335
Accounts payable	1,646,457	1,613,909
Accrued salaries, wages and other current liabilities	1,339,778	1,370,004
Total current liabilities	3,008,695	3,005,248
Long-term debt, less current maturities	7,177,918	7,263,288
Lease financing obligations, less current maturities	39,889	44,070
Other noncurrent liabilities	673,008	667,076
Total liabilities	10,899,510	10,979,682
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 1,053,685 and 1,053,690	1,053,685	1,053,690
Additional paid-in capital	4,848,675	4,839,854
Accumulated deficit	(5,299,929)	(5,237,157)
Accumulated other comprehensive loss	(41,803)	(42,317)
Total stockholders’ equity	560,628	614,070
Total liabilities and stockholders’ equity	$11,460,138	$11,593,752

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
Revenues	$7,781,453	$8,184,181
Costs and expenses:
Cost of revenues	6,022,419	6,289,881
Selling, general and administrative expenses	1,761,290	1,793,247
Lease termination and impairment charges	4,086	5,781
Interest expense	109,937	105,113
(Gain) loss on sale of assets, net	(5,721)	1,056
	7,892,011	8,195,078
Loss before income taxes	(110,558)	(10,897)
Income tax benefit	(35,209)	(6,309)
Net loss	$(75,349)	$(4,588)
Computation of loss attributable to common stockholders:
Loss attributable to common stockholders—basic and diluted	$(75,349)	$(4,588)
Basic and diluted loss per share	$(0.07)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
Net loss	$(75,349)	$(4,588)
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $342 and $451 tax expense	514	681
Total other comprehensive income	514	681
Comprehensive loss	$(74,835)	$(3,907)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
Operating activities:
Net loss	$(75,349)	$(4,588)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	142,092	138,788
Lease termination and impairment charges	4,086	5,781
LIFO charge	16,874	13,751
(Gain) loss on sale of assets, net	(5,721)	1,056
Stock-based compensation expense	9,038	11,144
Changes in deferred taxes	(38,160)	(5,749)
Excess tax benefit on stock options and restricted stock	—	(883)
Changes in operating assets and liabilities:
Accounts receivable	(13,757)	(74,530)
Inventories	31,172	59,440
Accounts payable	4,372	115,646
Other assets and liabilities, net	18,087	(99, 856)
Net cash provided by operating activities	92,734	160,000
Investing activities:
Payments for property, plant and equipment	(60,738)	(106,077)
Intangible assets acquired	(8,234)	(16,381)
Proceeds from dispositions of assets and investments	8,639	3,088
Proceeds from insured loss	2,137	—
Net cash used in investing activities	(58,196)	(119,370)
Financing activities:
Net payments to revolver	(90,000)	(20,000)
Principal payments on long-term debt	(4,267)	(5,721)
Change in zero balance cash accounts	28,768	2,262
Net proceeds from issuance of common stock	147	2,371
Excess tax benefit on stock options and restricted stock	—	883
Payments for taxes related to net share settlement of equity awards	(147)	(56)
Net cash used in financing activities	(65,499)	(20,261)
(Decrease) increase in cash and cash equivalents	(30,961)	20,369
Cash and cash equivalents, beginning of period	245,410	124,471
Cash and cash equivalents, end of period	$214,449	$144,840
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $71 and $56, respectively)	$75,535	$71,434
Cash payments of income taxes, net of refunds	$1,461	$3,869
Equipment financed under capital leases	$3,857	$1,553
Equipment received for noncash consideration	$1,295	$632
Reduction in lease financing obligation	$2,416	$—
Gross borrowings from revolver	$579,000	$867,000
Gross payments to revolver	$669,000	$887,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2017 and May 28, 2016

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended June 3, 2017 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2017 10-K.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for certain aspects of share-based payments to employees in ASC Topic 718, Compensation — Stock Compensation. The new guidance eliminates the accounting for any excess tax benefits and deficiencies through equity and requires all excess tax benefits and deficiencies related to employee share-based compensation arrangements to be recorded in the income statement. This aspect of the new guidance is required to be applied prospectively. The new guidance also requires (i.) the presentation of excess tax benefits on the statement of cash flows as an operating activity rather than a financing activity, a change which may be applied prospectively or retrospectively and (ii.) the presentation of employee taxes paid when an employer withholds shares for tax withholding purposes on the statement of cash flows as a financing activity, a change which must be applied retrospectively. The new guidance further provides an accounting policy election to account for forfeitures as they occur rather than utilizing the estimated amount of forfeitures at the time of issuance. The Company adopted this new guidance effective March 5, 2017. The primary impact of adoption was (i.) the modified retrospective recognition of the cumulative amount of previously unrecognized excess tax benefits as an opening balance sheet adjustment and (ii.) the recognition of excess tax benefits in the income statement on a prospective basis, rather than equity. As a result, the Company (i.) increased the deferred tax asset and reduced accumulated deficit by $12,577 as of the beginning of the thirteen weeks ended June 3, 2017, and (ii.) the Company recognized a discrete income tax expense of $52 in income tax expense for the thirteen weeks ended June 3, 2017. The Company also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of fiscal 2018. The retrospective application of cash paid on employees’ behalf related to shares withheld for tax purposes resulted in increases to both “Net cash provided by operating activities” and “Net cash used in financing activities” of $56 for the thirteen weeks ended May 28, 2016. The Company’s stock-based compensation expense continues to reflect estimated forfeitures. None of the other provisions in this new guidance had a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017 (fiscal 2019). Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 (fiscal 2018). In transition, the ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company does not intend to early adopt the new standard. During the thirteen weeks ended June 3, 2017, the Company assembled a cross functional team to identify the population of contracts with customers, for both its Retail Pharmacy and Pharmacy Services segments, and evaluate them under the provisions of ASU 2014-09. The Company intends to adopt the new standard on a modified retrospective basis. Under this implementation method, the Company will recognize the cumulative effect of initially applying the new guidance as an adjustment to the opening retained earnings balance for the annual reporting period of initial application. While the Company is continuing its assessment of all of the potential impacts of the new standard, it does not expect the implementation of the standard to have a material impact on the Company’s consolidated financial position, results of operations or cash flow.

In February 2016, the FASB issued ASU No. 2016-02, Leases, (Topic 842), which is intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that engage in lease transactions (both lessee and lessor) that lease assets such as real estate and manufacturing equipment. This ASU will require organizations that lease assets—referred to as “leases”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years and interim periods within those years beginning January 1, 2019 (fiscal 2020). The Company believes that the new standard will have a material impact on its financial position. The Company is currently evaluating the impact this standard implementation will have on its results of operations and cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, (Topic 350): Simplifying the Test for Goodwill Impairment, which is intended to simplify the subsequent measurement and impairment of goodwill. The ASU simplifies the complexity of evaluating goodwill for impairment by eliminating the second step of the impairment test, which compares the implied fair value of a reporting unit’s goodwill to the carrying amount of that goodwill. Instead, the ASU requires entities to compare the fair value of a reporting unit to its carrying amount in order to determine the amount of goodwill impairment recognized. ASU No. 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019 (fiscal 2020). Early adoption of all the amendments for ASU 2017-04 is permitted. Amendments must be applied prospectively. The Company is in process of assessing the impact of the adoption of ASU No. 2017-04 on its financial position, results of operations and cash flows.

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

The Company’s condensed consolidated financial statements for the thirteen week periods ended June 3, 2017 and May 28, 2016 include EnvisionRx results of operations (please see Note 12 Segment Reporting for the Pharmacy Services segment results included within the condensed consolidated financial statements for the thirteen week periods ended June 3, 2017 and May 28, 2016, which reflects the results of EnvisionRx). The Company’s condensed consolidated financial statements reflect the purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

During fiscal 2017, the Company finalized the valuation of the identifiable assets acquired and the liabilities assumed. The following is the allocation of the purchase price:

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

3. Termination of the Merger Agreement with WBA and the Pending Asset Sale to WBA

Termination of Merger Agreement with Walgreens Boots Alliance, Inc.

On October 27, 2015, Rite Aid, Walgreens Boots Alliance, Inc. (NASDAQ: WBA) (“WBA”)  and Victoria Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of WBA, entered into an Agreement and Plan of Merger (as amended by Amendment No. 1, dated as of January 29, 2017 (the “Amendment”)) (the “Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub was to merge with and into Rite Aid (the “Merger”), with Rite Aid surviving the Merger as a 100 percent owned direct subsidiary of WBA.  On June 28, 2017, Rite Aid, WBA and Merger Sub entered into a Termination Agreement (the “Merger Termination Agreement”) under which the parties agreed to terminate the Merger Agreement.  The Merger Termination Agreement provides that WBA would pay to Rite Aid a termination fee in the amount of $325,000. Rite Aid received the termination fee payment on June 30, 2017.  Subject to limited customary exceptions, the Merger Termination Agreement also mutually releases the parties from any claims of liability to one another relating to the contemplated merger transaction.

Termination of the Divestiture Asset Purchase Agreement with Fred’s

As previously disclosed, on December 19, 2016, Rite Aid entered into an Asset Purchase Agreement (the “Divestiture Asset Purchase Agreement”) with AFAE, LLC, a Tennessee limited liability company (“AFAE”), Fred’s, Inc., a Tennessee corporation (“Fred’s”) (solely for the purposes set forth in the Divestiture Asset Purchase Agreement) and WBA (solely for the purposes set forth in the Divestiture Asset Purchase Agreement).  Pursuant to the terms and subject to the conditions set forth in the Divestiture Asset Purchase Agreement, Rite Aid agreed to sell 865 Rite Aid stores and certain specified assets to Fred’s (the “Divestiture Sale”). In connection with the Merger and pursuant to the terms and subject to the conditions set forth in the Divestiture Asset Purchase Agreement, AFAE was to purchase from Rite Aid 865 stores and certain specified assets related thereto.  On June 28, 2017, Rite Aid, AFAE, Fred’s and WBA entered into a letter agreement (the “APA Termination Agreement” and together with the Merger Termination Agreement, the “Terminations”) under which the parties agreed to terminate the Divestiture Asset Purchase Agreement.  Subject to limited customary exceptions, the APA Termination Agreement also mutually releases the parties from any claims of liability to one another relating to the contemplated sale transaction.

Entry Into Asset Purchase Agreement with WBA

On June 28, 2017, Rite Aid entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with WBA and Walgreen Co., an Illinois corporation (“Walgreen’s”) and wholly owned direct subsidiary of WBA (“Buyer”).  Pursuant to the terms and subject to the conditions set forth in the Asset Purchase Agreement, Buyer will purchase from Rite Aid 2,186 stores (the “Acquired Stores”), three (3) distribution centers, related inventory and other specified assets related thereto for a purchase price of approximately $5.175 billion, on a cash-free, debt-free basis (the “Sale”).

Completion of the Sale is subject to various closing conditions, including but not limited to (i) the waiting period (and any extension thereof) applicable to the Sale and the other transactions contemplated by the Asset Purchase Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired or been earlier terminated, (ii) the absence of a material adverse effect on the stores and distribution centers being acquired in the Sale, (iii) a duplicate copy of Rite Aid’s prescription dispensing system being operational and (iv) receipt of required licenses and lease consents.

The parties to the Asset Purchase Agreement have each made customary representations and warranties. Rite Aid has agreed to various covenants and agreements, including, among others, Rite Aid’s agreement to conduct its business at the Acquired Stores in the ordinary course during the period between the execution of the Asset Purchase Agreement and the closing of the Sale, subject to certain exceptions, Rite Aid’s agreement not to solicit proposals from third parties for the purchase of the remainder of Rite Aid or over 50% of its stock or assets for sixty (60) days after the date of the Asset Purchase Agreement subject to certain exceptions and the parties’ agreement to use their reasonable best efforts to obtain all authorizations and approvals from governmental authorities.  Rite Aid has agreed to provide transition services to Buyer for up to (3) three years after closing of the Sale.

The Asset Purchase Agreement contains specified termination rights for Rite Aid and WBA, including a mutual termination right in the event any court of competent jurisdiction or other governmental entity shall have issued a final and nonappealable legal restraint that prevents, makes illegal, prohibits, restrains or enjoins the completion of the Sale, and a termination right for WBA in the event Rite Aid enters into an agreement to sell all of the remainder of Rite Aid or over 50% of its stock or assets to a third party.

Under the terms of the Asset Purchase Agreement, Rite Aid has the option to purchase pharmaceutical drugs through an affiliate of WBA under terms, including cost, that are substantially equivalent to Walgreen’s for a period of ten (10) years.

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

	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
Numerator for loss per share:
Loss attributable to common stockholders—basic and diluted	$(75,349)	$(4,588)
Denominator:
Basic weighted average shares	1,046,826	1,042,437
Outstanding options and restricted shares, net	—	—
Diluted weighted average shares	1,046,826	1,042,437
Basic and diluted loss per share	$(0.07)	$(0.00)

Due to their antidilutive effect, 33,747 and 36,860 potential common shares related to stock options have been excluded from the computation of diluted loss per share as of June 3, 2017 and May 28, 2016, respectively. Also, excluded from the computation of diluted loss per share as of June 3, 2017 and May 28, 2016 are restricted shares of 5,623 and 4,742, respectively, which are included in shares outstanding.

5. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
Impairment charges	$659	$619
Lease termination charges	3,427	5,162
	$4,086	$5,781

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

	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
Balance—beginning of period	$165,138	$208,421
Provision for present value of noncancellable lease payments of closed stores	913	622
Changes in assumptions about future sublease income, terminations and changes in interest rates	(549)	811
Interest accretion	3,095	3,778
Cash payments, net of sublease income	(12,931)	(14,642)
Balance—end of period	$155,666	$198,990

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirteen week period ended June 3, 2017, long-lived assets from continuing operations with a carrying value of $964, primarily store assets, were written down to their fair value of $305, resulting in an impairment charge of $659. During the thirteen week period ended May 28, 2016, long-lived assets from continuing operations with a carrying value of $1,051, primarily store assets, were written down to their fair value of $432, resulting in an impairment charge of $619. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at June 3, 2017 and May 28, 2016:

Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total as of June 3, 2017
Long-lived assets held for use	$—	$—	$201	$201
Long-lived assets held for sale	$—	$104	$—	$104
Total	$—	$104	$201	$305

	Level 1	Level 2	Level 3	Total as of May 28, 2016
Long-lived assets held for use	$—	$—	$432	$432
Long-lived assets held for sale	$—	$—	$—	$—
Total	$—	$—	$432	$432

As of June 3, 2017 and May 28, 2016, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which the Company believes approximate their fair values due to their short term nature. In addition, as of June 3, 2017 and May 28, 2016 the Company has $7,018 and $6,567, respectively, of investments carried at amortized cost as these investments are being held to maturity. These investments are included as a component of prepaid expenses and other current assets as of June 3, 2017 and are included as a component of other assets as of May 28, 2016. The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $7,178,008 and $7,273,272, respectively, as of June 3, 2017. There were no outstanding derivative financial instruments as of June 3, 2017 and March 4, 2017.

7. Income Taxes

The Company recorded an income tax benefit of $35,209 and $6,309 for the thirteen week periods ended June 3, 2017 and May 28, 2016, respectively. The effective tax rate for the thirteen week periods ended June 3, 2017 and May 28, 2016 was 31.8% and 57.9%, respectively.  The effective tax rate for the period ended June 3, 2017 is net of an adjustment of (8.4%) to increase the valuation allowance to offset the current year deferred state tax benefits.  The higher effective income tax benefit rate for the period ended May 28, 2016 was the result of a discrete income tax benefit recorded for the lapse of a statute of limitations on an uncertain tax position which raised the Company’s effective income tax benefit rate by 13.3%.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain.  Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $235,983 and $226,726, which relates primarily to state deferred tax assets at June 3, 2017 and March 4, 2017, respectively.

8. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with Centers of Medicare and Medicaid Services (“CMS”) to be a Prescription Drug Plan (“PDP”) and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $31,650 as of March 31, 2017. EIC was in excess of the minimum required amounts in these states as of June 3, 2017.

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

As of June 3, 2017, accounts receivable, net included $311,905 due from CMS and accrued salaries, wages and other current liabilities included $166,665 of EIC liabilities under certain reinsurance contracts. As of May 28, 2016, accounts receivable, net included $319,976 due from CMS and accrued salaries, wages and other current liabilities included $152,970 of EIC liabilities under certain reinsurance contracts. EIC limits its exposure to loss and recovers a portion of benefits paid by utilizing quota-share reinsurance with a commercial reinsurance company.

9. Goodwill and Other Intangible Assets

Goodwill and indefinitely-lived assets, such as certain trademarks acquired in connection with acquisition transactions, are not amortized, but are instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. During the thirteen weeks ended June 3, 2017 and the fifty-three weeks ended March 4, 2017, no impairment charges have been taken against the Company’s goodwill or indefinitely-lived intangible assets. No changes were made to the carrying amount of goodwill for the thirteen week period ended June 3, 2017.

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of June 3, 2017 and March 4, 2017.

	June 3, 2017				March 4, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period
Favorable leases and other	$663,949	$(537,884)	$126,065	7 years	$664,670	$(531,022)	$133,648	7 years
Prescription files	1,586,981	(1,412,404)	174,577	3 years	1,584,240	(1,390,139)	194,101	3 years
Customer relationships(a)	465,000	(127,226)	337,774	15 years	465,000	(110,653)	354,347	16 years
CMS license	57,500	(4,447)	53,053	23 years	57,500	(3,872)	53,628	24 years
Claims adjudication and other developed software	58,992	(16,295)	42,697	5 years	58,995	(14,188)	44,807	6 years
Trademarks	20,100	(3,886)	16,214	8 years	20,100	(3,383)	16,717	9 years
Backlog	11,500	(7,411)	4,089	1 year	11,500	(6,453)	5,047	2 years
Total finite	$2,864,022	$(2,109,553)	$754,469		$2,862,005	$(2,059,710)	$802,295

Trademarks	33,500	—	33,500	Indefinite	33,500	—	33,500	Indefinite
Total	$2,897,522	$(2,109,553)	$787,969		$2,895,505	$(2,059,710)	$835,795

(a)                                 Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

Also included in other non-current liabilities as of June 3, 2017 and March 4, 2017 are unfavorable lease intangibles with a net carrying amount of $37,053 and $38,242, respectively. These intangible liabilities are amortized over their remaining lease terms at the time of acquisition.

Amortization expense for these intangible assets and liabilities was $54,932 and $55,503 for the thirteen week periods ended June 3, 2017 and May 28, 2016, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2018—$181,675; 2019—$144,555; 2020—$115,010; 2021—$82,456 and 2022—$53,534.

10. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at June 3, 2017 and March 4, 2017:

	June 3, 2017	March 4, 2017
Secured Debt:
Senior secured revolving credit facility due January 2020 ($2,340,000 and $2,430,000 face value less unamortized debt issuance costs of $22,715 and $24,918)	$2,317,285	$2,405,082
Tranche 1 Term Loan (second lien) due August 2020 ($470,000 face value less unamortized debt issuance costs of $3,861 and $4,167)	466,139	465,833
Tranche 2 Term Loan (second lien) due June 2021 ($500,000 face value less unamortized debt issuance costs of $2,290 and $2,431)	497,710	497,569
Other secured	90	90
	3,281,224	3,368,574
Guaranteed Unsecured Debt:
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $1,903 and $2,071 and less unamortized debt issuance costs of $6,876 and $7,527)	897,027	896,544
6.75% senior notes due June 2021 ($810,000 face value less unamortized debt issuance costs of $5,989 and $6,360)	804,011	803,640
6.125% senior notes due April 2023 ($1,800,000 face value less unamortized debt issuance costs of $24,915 and $25,984)	1,775,085	1,774,016
	3,476,123	3,474,200
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($295,000 face value less unamortized debt issuance costs of $1,584 and $1,625)	293,416	293,375
6.875% fixed-rate senior notes due December 2028 ($128,000 face value less unamortized debt issuance costs of $755 and $771)	127,245	127,229
	420,661	420,604
Lease financing obligations	62,259	65,315
Total debt	7,240,267	7,328,693
Current maturities of long-term debt and lease financing obligations	(22,460)	(21,335)
Long-term debt and lease financing obligations, less current maturities	$7,217,807	$7,307,358

Credit Facility

The Company’s Amended and Restated Senior Secured Credit Facility has a borrowing capacity of $3,700,000 and matures in January 2020. Borrowings under the revolver bear interest at a rate per annum between (i) LIBOR plus 1.50% and LIBOR plus 2.00% with respect to Eurodollar borrowings and (ii) the alternate base rate plus 0.50% and the alternate base rate plus 1.00% with respect to ABR borrowings, in each case, based upon the average revolver availability (as defined in the Amended and Restated Senior Secured Credit Facility). The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the revolver, depending on the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). Amounts drawn under the revolver become due and payable on January 13, 2020.

The Company’s ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At June 3, 2017, the Company had $2,340,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $59,388 which resulted in additional borrowing capacity of $1,300,612.

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

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolver is less than $200,000 or (b) on the third consecutive business day on which availability under the revolver is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of June 3, 2017, the Company had availability under its revolver of $1,300,612, its fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the senior secured credit facility’s financial covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

With the exception of EIC, substantially all of Rite Aid Corporation’s 100 percent owned subsidiaries guarantee the obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, and unsecured guaranteed notes. The Amended and Restated Senior Secured Credit Facility and second priority secured term loan facilities are secured, on a senior or second priority basis, as applicable, by a lien on, among other things, accounts receivable, inventory and prescription files of the Subsidiary Guarantors. The subsidiary guarantees related to the Company’s Amended and Restated Senior Secured Credit Facility and second priority secured term loan facilities and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. The Company has no independent assets or operations. Additionally, prior to the Acquisition, the subsidiaries, including joint ventures, that did not guarantee the Amended and Restated Senior Secured Credit Facility, the credit facility, second priority secured term loan facilities and applicable notes, were minor. Accordingly, condensed consolidating financial information for the Company and subsidiaries is not presented for those periods. Subsequent to the Acquisition, other than EIC, the subsidiaries, including joint ventures, that do not guarantee the credit facility, second priority secured term loan facilities and applicable notes, are minor. As such, condensed consolidating financial information for the Company, its guaranteeing subsidiaries and non-guaranteeing subsidiaries is presented for those periods subsequent to the Acquisition. See Note 14 “Guarantor and Non-Guarantor Condensed Consolidating Financial Information” for additional disclosure.

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2018 and thereafter are as follows: 2018—$90; 2019—$0; 2020—$2,340,000; 2021—$1,372,000; 2022—$1,310,000 and $2,223,000 thereafter.

11. Retirement Plans

Net periodic pension expense recorded in the thirteen week periods ended June 3, 2017 and May 28, 2016, for the Company’s defined benefit plan includes the following components:

	Defined Benefit Pension Plan
	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
Service cost	$346	$292
Interest cost	1,603	1,621
Expected return on plan assets	(1,147)	(1,142)
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	856	1,132
Net periodic pension expense	$1,658	$1,903

During the thirteen week period ended June 3, 2017 the Company contributed $0 to the Defined Benefit Pension Plan. During the remainder of fiscal 2018, the Company expects to contribute $4,900 to the Defined Benefit Pension Plan.

12. Segment Reporting

Prior to June 24, 2015, the Company’s operations were within one reportable segment. As a result of the completion of the Acquisition, the Company has realigned its internal management reporting to reflect two reportable segments, its retail drug stores (“Retail Pharmacy”), and its pharmacy services (“Pharmacy Services”) segments, collectively the “Parent Company”.

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

The following table is a reconciliation of the Company’s business segments to the condensed consolidated financial statements for the thirteen week periods ended June 3, 2017 and May 28, 2016:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations(1)	Consolidated
June 3, 2017:
Revenues	$6,350,208	$1,513,241	$(81,996)	$7,781,453
Gross Profit	1,654,062	104,972	—	1,759,034
Adjusted EBITDA(2)	143,965	48,599	—	192,564
May 28, 2016:
Revenues	$6,675,548	$1,602,359	$(93,726)	$8,184,181
Gross Profit	1,805,367	88,933	—	1,894,300
Adjusted EBITDA(2)	244,827	41,175	—	286,002

(1)                                 Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(2)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” in MD&A for additional details.

The following is a reconciliation of net loss to Adjusted EBITDA for the thirteen week periods ended June 3, 2017 and May 28, 2016:

	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
	(dollars in thousands)
Net loss	$(75,349)	$(4,588)
Interest expense	109,937	105,113
Income tax benefit	(35,209)	(6,309)
Depreciation and amortization expense	142,092	138,788
LIFO charge	16,874	13,751
Lease termination and impairment charges	4,086	5,781
Other	30,133	33,466
Adjusted EBITDA	$192,564	$286,002

The following is balance sheet information for the Company’s reportable segments:

	Retail Pharmacy	Pharmacy Services	Eliminations(2)	Consolidated
June 3, 2017:
Total Assets	$8,497,159	$3,129,515	$(166,536)	$11,460,138
Goodwill	76,124	1,639,355	—	1,715,479
Additions to property and equipment and intangible assets	65,771	3,201	—	68,972
March 4, 2017:
Total Assets	$8,664,216	$3,087,143	$(157,607)	$11,593,752
Goodwill	76,124	1,639,355	—	1,715,479
Additions to property and equipment and intangible assets(1)	468,386	12,725	—	481,111

(1)                                 Includes additions to property and equipment and intangible assets for the fifty-three week period ended March 4, 2017.

(2)                                 As of June 3, 2017 and March 4, 2017, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $145,998 and $140,865, respectively, against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $20,538 and $16,742, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

13. Commitments and Contingencies

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

After the announcement of the proposed Merger between the Company and Walgreens Boots Alliance, Inc. (WBA), a putative class action lawsuit was filed in Pennsylvania in the Court of Common Pleas of Cumberland County (Wilson v. Rite Aid Corp., et al.) by purported Company stockholders against the Company, its directors (the Individual Defendants, together with the Company, the Rite Aid Defendants), WBA and Victoria Merger Sub Inc. (Victoria) challenging the transactions contemplated by the Merger agreement. The complaint alleged primarily that the Individual Defendants breached their fiduciary duties by, among other things, agreeing to an allegedly unfair and inadequate price, agreeing to deal protection devices that allegedly prevented the directors from obtaining higher offers from other interested buyers for the Company and allegedly failing to protect against certain purported conflicts of interest in connection with the Merger. The complaint further alleged that the Company, WBA and/or Victoria aided and abetted these alleged breaches of fiduciary duty. The complaint sought, among other things, to enjoin the closing of the Merger as well as money damages and attorneys’ and experts’ fees.

An action was filed in the United States District Court for the Middle District of Pennsylvania (the Pennsylvania District Court), asserting a claim for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against the Rite Aid Defendants, WBA and Victoria and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants and WBA (Herring v. Rite Aid Corp., et al.). The complaint in the Herring action alleged, among other things, that the Rite Aid Defendants disseminated an allegedly false and materially misleading proxy and sought to enjoin the shareholder vote on the proposed Merger, a declaration that the proxy was materially false and misleading in violation of federal securities laws and an award of money damages and attorneys’ and experts’ fees. On January 14 and 16, 2016, respectively, the plaintiff in the Herring action filed a motion for preliminary injunction and a motion for expedited discovery. On January 21, 2016, the Rite Aid Defendants filed a motion to dismiss the Herring complaint. At a hearing held on January 25, 2016, the Pennsylvania District Court orally denied the plaintiff’s motion for expedited discovery and subsequently denied the plaintiff’s motion for preliminary injunction on January 28, 2016. On March 14, 2016, the Pennsylvania District Court appointed Jerry Herring, Don Michael Hussey and Joanna Pauli Hussey as lead plaintiffs for the putative class and approved their selection of Robbins Geller Rudman & Dowd LLP as lead counsel. On April 14, 2016, the Pennsylvania District Court granted the lead plaintiffs’ unopposed motion to stay the Herring action for all purposes pending consummation of the Merger.

On March 17, 2017, the Herring plaintiffs filed a motion to lift the stay for the purpose of filing a proposed amended complaint. Defendants opposed the motion, and briefing concluded on April 17, 2017. The motion is currently pending before the Pennsylvania District Court. The proposed amended complaint asserts state law breach of fiduciary duty claims against the Individual Defendants, a claim of aiding and abetting the alleged breaches of fiduciary duty against Rite Aid, WBA and Victoria, as well as claims for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against the Rite Aid Defendants, WBA and Victoria, claims for violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against the Rite Aid Defendants, WBA, Victoria and certain WBA executives, and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants, WBA and Victoria.

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

The Company was served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney’s Office for the Eastern District of Michigan. The subpoena requests records regarding the relationship of Rite Aid’s Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs. In connection with the same investigation, the Company was served with a Civil Subpoena Duces Tecum dated February 22, 2013 by the State of Indiana Office of the Attorney General requesting additional information regarding both Rite Aid’s Rx Savings Program and usual and customary charges. The Company responded to both of the subpoenas. To enable the parties to discuss a possible resolution, the Medicaid Fraud Control Units of the several states, commonwealths, and the District of Columbia and the Company entered into an agreement tolling the statute of limitations until October 7, 2015. The parties agreed to extend the tolling agreement and continue to exchange pertinent claims data in the near future. On January 19, 2017, the District Court for the Eastern District of Michigan unsealed Relator’s Second Amended Complaint against the Company. In its Complaint, Relator alleges that the Company failed to report Rx Savings prices as its usual and customary charges under the Medicare Part D program and to federal and state Medicaid programs in 18 (eighteen) states and the District of Columbia; and that the Company is thus liable under the federal False Claims Act and similar False Claims Act statutes operative in the states named in the Complaint. The federal government and the 18 (eighteen) states and the District of Columbia named in the lawsuit have elected not to intervene in this action. At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is vigorously defending this lawsuit.

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

In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California (the “USAO”). The CID requested records and responses to interrogatories regarding the Company’s Drug Utilization Review and prescription dispensing protocol and the dispensing of drugs designated as “Code 1” by the State of California. The Company researched the government’s allegations and refuted the government’s position in writing and on conference calls. Subsequently, the USAO’s office, along with the State of California, Department of Justice, Bureau of Medical Fraud and Elder Abuse (the “Bureau”), requested the Company to produce certain prescription files related to Code 1 drugs. There has been a series of four document productions in which the Company has produced prescription and associated documentation concerning Code 1 drugs: (i) on May 15, 2014, the government requested that the Company produce 60 prescriptions; (ii) on July 30, 2014, the government requested that the Company produce 30 prescriptions; (iii) on June 15, 2015, the government requested that the Company produce 80 prescriptions; and (iv) on September 30, 2016, the Company agreed to produce an additional 242 prescriptions. The Company is continuing discussions with the government.

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

14. Guarantor and Non-Guarantor Condensed Consolidating Financial Information

Rite Aid Corporation conducts the majority of its business through its subsidiaries. With the exception of EIC, substantially all of Rite Aid Corporation’s 100 percent owned subsidiaries guarantee the obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, secured guaranteed notes and unsecured guaranteed notes (the “Subsidiary Guarantors”). Additionally, with the exception of EIC, the subsidiaries, including joint ventures, that do not guarantee the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, secured guaranteed notes and unsecured guaranteed notes, are minor.

For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company’s Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the non-guarantor subsidiaries at June 3, 2017, March 4, 2017, and for the thirteen week periods ended June 3, 2017 and May 28, 2016. Separate financial statements for Subsidiary Guarantors are not presented.

	Rite Aid Corporation Condensed Consolidating Balance Sheet June 3, 2017 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$181,648	$32,801	$—		$214,449
Accounts receivable, net	—	1,459,122	322,053	—		1,781,175
Intercompany receivable	—	225,223	—	(225,223	)(a)	—
Inventories, net of LIFO reserve of $0, $1,016,650, $0, $0, and $1,016,650	—	2,789,176	—	—		2,789,176
Prepaid expenses and other current assets	—	184,090	8,677	—		192,767
Total current assets	—	4,839,259	363,531	(225,223)		4,977,567
Property, plant and equipment, net	—	2,218,333	—	—		2,218,333
Goodwill	—	1,715,479	—	—		1,715,479
Other intangibles, net	—	734,916	53,053	—		787,969
Deferred tax assets	—	1,556,301	—	—		1,556,301
Investment in subsidiaries	15,327,513	48,692	—	(15,376,205	)(b)	—
Intercompany receivable	—	7,493,715	—	(7,493,715	)(a)	—
Other assets	—	204,489	—	—		204,489
Total assets	$15,327,513	$18,811,184	$416,584	$(23,095,143)		$11,460,138
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$22,370	$—	$—		$22,460
Accounts payable	—	1,642,397	4,060	—		1,646,457
Intercompany payable	—	—	225,223	(225,223	)(a)	—
Accrued salaries, wages and other current liabilities	95,162	1,126,776	117,840	—		1,339,778
Total current liabilities	95,252	2,791,543	347,123	(225,223)		3,008,695
Long-term debt, less current maturities	7,177,918	—	—	—		7,177,918
Lease financing obligations, less current maturities	—	39,889	—	—		39,889
Intercompany payable	7,493,715	—	—	(7,493,715	)(a)	—
Other noncurrent liabilities	—	652,239	20,769	—		673,008
Total liabilities	14,766,885	3,483,671	367,892	(7,718,938)		10,899,510
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	560,628	15,327,513	48,692	(15,376,205	)(b)	560,628
Total liabilities and stockholders’ equity	$15,327,513	$18,811,184	$416,584	$(23,095,143)		$11,460,138

(a)                                 Elimination of intercompany accounts receivable and accounts payable amounts.

(b)                                 Elimination of investments in consolidated subsidiaries.

	Rite Aid Corporation Condensed Consolidating Balance Sheet March 4, 2017
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$213,104	$32,306	$—		$245,410
Accounts receivable, net	—	1,506,288	264,838	—		1,771,126
Intercompany receivable	—	215,862	—	(215,862	)(a)	—
Inventories, net of LIFO reserve of $0, $999,776, $0, $0, and $999,776	—	2,837,211	—	—		2,837,211
Prepaid expenses and other current assets	—	203,033	8,508	—		211,541
Total current assets	—	4,975,498	305,652	(215,862)		5,065,288
Property, plant and equipment, net	—	2,251,692	—	—		2,251,692
Goodwill	—	1,715,479	—	—		1,715,479
Other intangibles, net	—	782,167	53,628	—		835,795
Deferred tax assets	—	1,505,564	—	—		1,505,564
Investment in subsidiaries	15,275,488	50,004	—	(15,325,492	)(b)	—
Intercompany receivable	—	7,331,675	—	(7,331,675	)(a)	—
Other assets	—	219,934	—	—		219,934
Total assets	$15,275,488	$18,832,013	$359,280	$(22,873,029)		$11,593,752
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$21,245	$—	$—		$21,335
Accounts payable	—	1,609,025	4,884	—		1,613,909
Intercompany payable	—	—	215,862	(215,862	)(a)	—
Accrued salaries, wages and other current liabilities	66,365	1,236,297	67,342	—		1,370,004
Total current liabilities	66,455	2,866,567	288,088	(215,862)		3,005,248
Long-term debt, less current maturities	7,263,288	—	—	—		7,263,288
Lease financing obligations, less current maturities	—	44,070	—	—		44,070
Intercompany payable	7,331,675	—	—	(7,331,675	)(a)	—
Other noncurrent liabilities	—	645,888	21,188	—		667,076
Total liabilities	14,661,418	3,556,525	309,276	(7,547,537)		10,979,682
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	614,070	15,275,488	50,004	(15,325,492	)(b)	614,070
Total liabilities and stockholders’ equity	$15,275,488	$18,832,013	$359,280	$(22,873,029)		$11,593,752

(a)                                 Elimination of intercompany accounts receivable and accounts payable amounts.

(b)                                 Elimination of investments in consolidated subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirteen Weeks Ended June 3, 2017 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$7,760,058	$39,450	$(18,055	)(a)	$7,781,453
Costs and expenses:
Cost of revenues	—	6,003,041	37,902	(18,524	)(a)	6,022,419
Selling, general and administrative expenses	—	1,757,620	3,201	469	(a)	1,761,290
Lease termination and impairment charges	—	4,086	—	—		4,086
Interest expense	105,384	4,515	38	—		109,937
Gain on sale of assets, net	—	(5,721)	—	—		(5,721)
Equity in earnings of subsidiaries, net of tax	(30,035)	1,312	—	28,723	(b)	—
	75,349	7,764,853	41,141	10,668		7,892,011
Loss before income taxes	(75,349)	(4,795)	(1,691)	(28,723)		(110,558)
Income tax benefit	—	(34,830)	(379)	—		(35,209)
Net (loss) income	$(75,349)	$30,035	$(1,312)	$(28,723	)(b)	$(75,349)
Total other comprehensive income (loss)	514	514	—	(514)		514
Comprehensive (loss) income	$(74,835)	$30,549	$(1,312)	$(29,237)		$(74,835)

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirteen Weeks Ended May 28, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$8,168,192	$58,528	$(42,539	)(a)	$8,184,181
Costs and expenses:
Cost of revenues	—	6,275,447	55,846	(41,412	)(a)	6,289,881
Selling, general and administrative expenses	—	1,791,637	2,737	(1,127	)(a)	1,793,247
Lease termination and impairment charges	—	5,781	—	—		5,781
Interest expense (income)	100,448	4,666	(1)	—		105,113
Loss on sale of assets, net	—	1,056	—	—		1,056
Equity in earnings of subsidiaries, net of tax	(95,860)	52	—	95,808	(b)	—
	4,588	8,078,639	58,582	53,269		8,195,078
(Loss) income before income taxes	(4,588)	89,553	(54)	(95,808)		(10,897)
Income tax benefit	—	(6,307)	(2)	—		(6,309)
Net (loss) income	$(4,588)	$95,860	$(52)	$(95,808	)(b)	$(4,588)
Total other comprehensive income (loss)	681	681	—	(681)		681
Comprehensive (loss) income	$(3,907)	$96,541	$(52)	$(96,489)		$(3,907)

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Thirteen Weeks Ended June 3, 2017 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(71,957)	$164,196	$495	$—	$92,734
Investing activities:
Payments for property, plant and equipment	—	(60,738)	—	—	(60,738)
Intangible assets acquired	—	(8,234)	—	—	(8,234)
Intercompany activity	—	(161,810)	—	161,810	—
Proceeds from dispositions of assets and investments	—	8,639			8,639
Proceeds from insured loss	—	2,137	—	—	2,137
Net cash (used in) provided by investing activities	—	(220,006)	—	161,810	(58,196)
Financing activities:
Net payments on revolver	(90,000)	—	—	—	(90,000)
Principal payments on long-term debt	—	(4,267)	—	—	(4,267)
Change in zero balance cash accounts	—	28,768	—	—	28,768
Net proceeds from issuance of common stock	147	—	—	—	147
Payments for taxes related to net share settlement of equity awards	—	(147)	—	—	(147)
Intercompany activity	161,810	—	—	(161,810)	—
Net cash provided by (used in) financing activities	71,957	24,354	—	(161,810)	(65,499)
(Decrease) increase in cash and cash equivalents	—	(31,456)	495	—	(30,961)
Cash and cash equivalents, beginning of period	—	213,104	32,306	—	245,410
Cash and cash equivalents, end of period	$—	$181,648	$32,801	$—	$214,449

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Thirteen Weeks Ended May 28, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(67,457)	$222,490	$4,967	$—	$160,000
Investing activities:
Payments for property, plant and equipment	—	(106,077)	—	—	(106,077)
Intangible assets acquired	—	(16,381)	—	—	(16,381)
Intercompany activity	—	(85,086)	—	85,086	—
Proceeds from dispositions of assets and investments	—	3,088	—	—	3,088
Net cash (used in) provided by investing activities	—	(204,456)	—	85,086	(119,370)
Financing activities:
Net payments on revolver	(20,000)	—	—	—	(20,000)
Principal payments on long-term debt	—	(5,721)	—	—	(5,721)
Change in zero balance cash accounts	—	2,262	—	—	2,262
Net proceeds from issuance of common stock	2,371	—	—	—	2,371
Excess tax benefit on stock options and restricted stock	—	883	—	—	883
Payments for taxes related to net share settlement of equity awards	—	(56)	—	—	(56)
Intercompany activity	85,086	—	—	(85,086)	—
Net cash provided by (used in) financing activities	67,457	(2,632)	—	(85,086)	(20,261)
Increase in cash and cash equivalents	—	15,402	4,967	—	20,369
Cash and cash equivalents, beginning of period	—	90,569	33,902	—	124,471
Cash and cash equivalents, end of period	$—	$105,971	$38,869	$—	$144,840

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pharmacy retail healthcare company, providing our customers and communities with a high level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our Pharmacy Services segment. We accomplish our goal of delivering comprehensive care to our customers through our retail drugstores, RediClinic walk-in retail health clinics and transparent and traditional EnvisionRx and MedTrak PBMs. We also offer fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies. Additionally through EIC, EnvisionRx also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide value and choice to customers, patients and payors and allows us to succeed in today’s evolving healthcare marketplace.

We have two reportable business segments: Retail Pharmacy segment and Pharmacy Services segment.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 4,523 retail stores. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmacy Purchasing and Delivery Agreement with McKesson Corporation, and the majority of our front end products through our network of ten distribution centers, including our new state of the art Southeast distribution center in Spartanburg, South Carolina. In addition, the Retail Pharmacy segment includes 99 RediClinic walk-in retail clinics, of which 63 are located within Rite Aid retail stores in the Baltimore/Washington D.C, Philadelphia, Seattle and New Jersey markets.

Pharmacy Services Segment

Our Pharmacy Services segment, which was formed on June 24, 2015 through our acquisition of EnvisionRx, provides a full range of pharmacy benefit services. The Pharmacy Services segment provides both transparent and traditional pharmacy benefit management (“PBM”) options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies; access to the nation’s largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC’s EnvisionRx Plus product offering. The segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, other sponsors of health benefit plans and individuals throughout the United States.

Pending Asset Sale to WBA

On June 28, 2017, we entered into the Asset Purchase Agreement with WBA and Buyer. Pursuant to the terms and subject to the conditions set forth in the Asset Purchase Agreement, Buyer will purchase from Rite Aid the Acquired Stores, three (3) distribution centers, related inventory and other specified assets related thereto for a purchase price of approximately $5.175 billion, on a cash-free, debt-free basis, plus Buyer’s assumption of certain liabilities of Rite Aid and its affiliates.  Consummation of the Sale is subject to various closing conditions, including but not limited to (i) the waiting period (and any extension thereof) applicable to the Sale and the other transactions contemplated by the Asset Purchase Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired or been earlier terminated, (ii) the absence of a material adverse effect on the stores and distribution centers being acquired in the Sale, (iii) a duplicate copy of our prescription dispensing system being operational, and (iv) receipt of required licenses and lease consents.

We, WBA and Buyer have each made customary representations and warranties. We have agreed to various covenants and agreements, including, among others, our agreement to conduct our business at the Acquired Stores in the ordinary course during the period between the execution of the Asset Purchase Agreement and the closing of the Sale, subject to certain exceptions, our agreement not to solicit proposals from third parties for the purchase of the remainder of Rite Aid or over 50% of its stock or assets for sixty (60) days after the date of the Asset Purchase Agreement subject to certain exceptions and our, WBA and Buyer’s agreement to use our respective reasonable best efforts to obtain all authorizations and approvals from governmental authorities.  We have agreed to provide transition services to Buyer for up to (3) three years after closing of the Sale.

The Asset Purchase Agreement contains specified termination rights for us and WBA, including a mutual termination right in the event any court of competent jurisdiction or other governmental entity shall have issued a final and nonappealable legal restraint that prevents, makes illegal, prohibits, restrains or enjoins the completion of the Sale, and a termination right for WBA in the event we enter into an agreement to sell all of the remainder of Rite Aid or over 50% of its stock or assets to a third party.  Under the terms of the Asset Purchase Agreement, we have the option to purchase pharmaceutical drugs through an affiliate of WBA under terms, including cost, that are substantially equivalent to Walgreen’s for a period of ten (10) years.

Overview of Financial Results

Our net loss for the thirteen week period ended June 3, 2017 was $75.3 million or $0.07 per basic and diluted share, compared to net loss of $4.6 million or $0.00 per basic and diluted share for the thirteen week period ended May 28, 2016. The decline in the thirteen week operating results was due primarily to a decrease in Adjusted EBITDA, partially offset by higher income tax benefit.

Our adjusted EBITDA for the thirteen week period ended June 3, 2017 was $192.6 million or 2.5 percent of revenues, compared to $286.0 million or 3.5 percent of revenues for the thirteen week period ended May 28, 2016. The decline in Adjusted EBITDA was due primarily to a decrease of $100.9 million in the Retail Pharmacy segment driven by lower pharmacy margin as a result of lower reimbursement rates, and a decrease in prescription count. The decline in pharmacy reimbursement rates were partially offset by generic drug purchasing efficiencies and a reduction of SG&A expenses of $41.5 million resulting from expense reduction initiatives that reduced store payroll and operating expenses in our Retail Pharmacy segment. The decline in Retail Pharmacy segment Adjusted EBITDA was partially offset by an increase of $7.4 million of Pharmacy Services segment Adjusted EBITDA driven by strong operating results in the current year. Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

We do not expect generic drug purchasing efficiencies and reduction of SG&A expenses to fully offset reimbursement rate pressure for the remainder of the year.

Consolidated Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
	(Dollars in thousands except per share amounts)
Revenues(a)	$7,781,453	$8,184,181
Revenue (decline) growth	(4.9)%	23.1%
Net loss	$(75,349)	$(4,588)
Net loss per diluted share	$(0.07)	$(0.00)
Adjusted EBITDA(b)	$192,564	$286,002
Adjusted Net (Loss) Income(b)	$(52,437)	$16,335
Adjusted Net (Loss) Income per Diluted Share(b)	$(0.05)	$0.02

(a)                                 Revenues for the thirteen week periods ended June 3, 2017 and May 28, 2016 exclude $81,996 and $93,726, respectively, of inter-segment activity that is eliminated in consolidation.

(b)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 4.9% for the thirteen weeks ended June 3, 2017, compared to an increase of 23.1% for the thirteen weeks ended May 28, 2016. Revenues for the thirteen week period ended June 3, 2017 were negatively impacted by a $325.3 million decrease in Retail Pharmacy segment revenues and an $89.1 million decrease in Pharmacy Services segment revenues.  Same store sales trends for the thirteen week periods ended June 3, 2017 and May 28, 2016 are described in the “Segment Analysis” section below.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
	(Dollars in thousands)
Cost of revenues(a)	$6,022,419	$6,289,881
Gross profit	1,759,034	1,894,300
Gross margin	22.6%	23.1%
Selling, general and administrative expenses	$1,761,290	$1,793,247
Selling, general and administrative expenses as a percentage of revenues	22.6%	21.9%
Lease termination and impairment charges	4,086	5,781
Interest expense	109,937	105,113
(Gain) loss on sale of assets, net	(5,721)	1,056

(a)                                 Cost of revenues for the thirteen week periods ended June 3, 2017 and May 28, 2016 exclude $81,996 and $93,726, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit decreased by $135.3 million for the thirteen week period ended June 3, 2017 compared to the thirteen week period ended May 28, 2016. Gross profit for the thirteen week period ended June 3, 2017 includes a decline of $151.3 million in our Retail Pharmacy segment, partially offset by increased gross profit of $16.0 million in our Pharmacy Services segment. Gross margin was 22.6% for the thirteen week period ended June 3, 2017 compared to 23.1% for the thirteen week period ended May 28, 2016 due primarily to lower reimbursement rates in the Retail Pharmacy segment that were not fully offset by generic drug purchasing efficiencies.  Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A decreased by $32.0 million for the thirteen week period ended June 3, 2017 compared to the thirteen week period ended May 28, 2016. The decrease in SG&A includes a decrease of $41.5 million relating to our Retail Pharmacy segment, partially offset by an increase of $9.5 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
Impairment charges	$659	$619
Lease termination charges	3,427	5,162
	$4,086	$5,781

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Lease Termination and Impairment Charges” included in our Fiscal 2017 10-K for a detailed description of our impairment and lease termination methodology.

Interest Expense

Interest expense was $109.9 million for the thirteen week period ended June 3, 2017 compared to $105.1 million for the thirteen week period ended May 28, 2016. Interest expense was higher due to higher outstanding borrowings on our Amended and Restated Senior Secured Credit Facility. The weighted average interest rate on our indebtedness for the thirteen week periods ended June 3, 2017 and May 28, 2016 was 5.4%.

Income Taxes

We recorded an income tax benefit of $35.2 million and $6.3 million for the thirteen week periods ended June 3, 2017 and May 28, 2016, respectively. The effective tax rate for the thirteen week periods ended June 3, 2017 and May 28, 2016 was 31.8% and 57.9%, respectively.  The effective tax rate for the period ended June 3, 2017 is net of an adjustment of (8.4%) to increase the valuation allowance to offset the current year deferred state tax benefits. The higher effective income tax benefit rate for the period ended May 28, 2016 was the result of a discrete income tax benefit recorded for the lapse of a statute of limitations on an uncertain tax position which raised the Company’s effective income tax benefit rate by 13.3%.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain.  We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $236.0 million and $226.7 million, which relates primarily to state deferred tax assets at June 3, 2017 and March 4, 2017, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA.  The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail Pharmacy Segment	Pharmacy Services Segment	Intersegment Eliminations (1)	Consolidated Totals
Thirteen Week Period Ended
June 3, 2017:
Revenue	$6,350,208	$1,513,241	$(81,996)	$7,781,453
Gross Profit	1,654,062	104,972	—	1,759,034
Adjusted EBITDA(*)	143,965	48,599	—	192,564
May 28, 2016:
Revenue	$6,675,548	$1,602,359	$(93,726)	$8,184,181
Gross Profit	1,805,367	88,933	—	1,894,300
Adjusted EBITDA(*)	244,827	41,175	—	286,002

(1)                                 Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
	(dollars in thousands)
Revenues	$6,350,208	$6,675,548
Revenue (decline) growth	(4.9)%	0.4%
Same store sales (decline) growth	(3.9)%	0.4%
Pharmacy sales (decline) growth	(5.4)%	0.0%
Same store prescription count (decline )growth, adjusted to 30-day equivalents	(1.1)%	1.4%
Same store pharmacy sales (decline) growth	(5.0)%	0.1%
Pharmacy sales as a % of total retail sales	67.9%	68.9%
Third party sales as a % of total pharmacy sales	98.3%	98.0%
Front-end sales (decline) growth	(1.8)%	1.2%
Same store front-end sales (decline) growth	(1.5)%	1.2%
Front-end sales as a % of total retail sales	32.1%	31.1%
Adjusted EBITDA(*)	$143,965	$244,827
Store data:
Total stores (beginning of period)	4,536	4,561
New stores	1	4
Store acquisitions	—	1
Closed stores	(14)	(6)
Total stores (end of period)	4,523	4,560
Relocated stores	4	4
Remodeled and expanded stores	68	79

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 4.9% for the thirteen weeks ended June 3, 2017 compared to an increase of 0.4% for the thirteen weeks ended May 28, 2016. The decrease in revenues for the thirteen week period ended June 3, 2017 was primarily a result of the decrease in pharmacy same store sales.

Pharmacy same store sales decreased by 5.0% for the thirteen week period ended June 3, 2017 compared to the 0.1% increase in the thirteen week period ended May 28, 2016. The decrease in the current period is due primarily to the 1.1% decrease in same store prescription count compared to the prior year period due to our recent exclusion from certain limited networks.  The movement of customers to limited networks and our inability to expand our participation in these networks has been a challenge to us and we expect it to continue to be.  Same store prescription sales were also impacted by an approximate 2.2% negative impact from generic introductions, and continued lower reimbursement rates.

Front-end same store sales decreased 1.5% during the thirteen week period ended June 3, 2017 compared to an increase of 1.2% during the thirteen week period ended May 28, 2016. The decrease in front end same store sales is due to a highly competitive retail sales environment.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
	(dollars in thousands)
Cost of revenues	$4,696,146	$4,870,181
Gross profit	1,654,062	1,805,367
Gross margin	26.1%	27.0%
FIFO gross profit(*)	1,670,936	1,819,118
FIFO gross margin(*)	26.3%	27.3%
Selling, general and administrative expenses	1,682,391	1,723,903
Selling, general and administrative expenses as a percentage of revenues	26.5%	25.8%

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased $151.3 million for the thirteen week period ended June 3, 2017 compared to the thirteen week period ended May 28, 2016. Gross profit was negatively impacted by the decrease in pharmacy gross profit due to lower reimbursement rates that were not fully offset by generic drug purchasing efficiencies and a decrease in prescription count.  Partially offsetting the decrease in pharmacy gross profit was an increase in front-end gross profit.

Gross margin was 26.1% of sales for the thirteen week period ended June 3, 2017 compared to 27.0% of sales for the thirteen week period ended May 28, 2016. The decrease in gross margin for the thirteen week period was due primarily to lower reimbursement rates that were not fully offset by generic drug purchasing efficiencies, and a higher estimated LIFO charge.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $16.9 million for the thirteen week period ended June 3, 2017 compared to a $13.8 million charge for the thirteen week period ended May 28, 2016.

Selling, General and Administrative Expenses

SG&A as a percentage of revenues was 26.5% in the thirteen week period ended June 3, 2017 compared to 25.8% in the thirteen week period ended May 28, 2016. The increase in SG&A as a percentage of revenues was due primarily to declining Retail Pharmacy segment sales leverage and the timing of Memorial Day holiday pay, which fell in the first quarter of fiscal 2018 versus the second quarter of fiscal 2017. SG&A dollars decreased by $41.5 million due to expense reduction initiatives that reduced store payroll and operating expenses.

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

Revenues and Other Operating Data

	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
	(dollars and plan members in thousands)
Revenues	$1,513,241	$1,602,359
Revenue (decline) growth	(5.6)%	N/A
Adjusted EBITDA(*)	$48,599	$41,175
Plan Members	4,081	4,021

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Pharmacy Services segment revenue for the thirteen week period ended June 3, 2017 was $1,513.2 million as compared to revenue of $1,602.4 million for the thirteen week period ended May 28, 2016. The decrease in the revenue for the segment is primarily due to a decrease in covered lives at EIC because of our decision to participate in fewer Medicare Part D regions than last year which was due to financial constraints.

Costs and Expenses

	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
	(dollars in thousands)
Cost of revenues	$1,408,269	$1,513,426
Gross profit	104,972	88,933
Gross margin	6.9%	5.6%
Selling, general and administrative expenses	78,899	69,344
Selling, general and administrative expenses as a percentage of revenues	5.2%	4.3%

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit for the thirteen week period ended June 3, 2017 was $105.0 million as compared to gross profit of $88.9 million for the thirteen week period ended May 28, 2016. The increase in gross profit for the segment is primarily due to improved customer mix and growth at EnvisionPharmacies and DesignRx.

Gross margin was 6.9% of sales for the thirteen week period ended June 3, 2017 compared to 5.6% of sales for the thirteen week period ended May 28, 2016. The increase in gross margin for the segment is due primarily to improved customer mix and higher rebates at DesignRx.

Selling, General and Administrative Expenses

Pharmacy Services segment selling, general and administrative expenses for the thirteen week period ended June 3, 2017 was $78.9 million as compared to $69.3 million for the thirteen week period ended May 28, 2016. The increase in selling, general and administrative expenses is primarily the result of additional costs to service new customers in the commercial portion of our business. Selling, general and administrative expenses as a percentage of Pharmacy Services segment revenue was 5.2% and 4.3% for the thirteen week periods ended June 3, 2017 and May 28, 2016, respectively.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our Amended and Restated Senior Secured Credit Facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of June 3, 2017 was $1,341.9 million, which consisted of revolver borrowing capacity of $1,300.6 million and invested cash of $41.3 million.

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

Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At June 3, 2017, we had $2,340.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $59.4 million, which resulted in additional borrowing capacity of $1,300.6 million. If at any time the total credit exposure outstanding under our Amended and Restated Senior Secured Credit Facility and the principal amount of our other senior obligations exceeds the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall.

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

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolver is less than $200.0 million or (b) on the third consecutive business day on which availability under the revolver is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of June 3, 2017, we had availability under our revolver of 1,300.6 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the senior secured credit facility’s financial covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of June 3, 2017, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.7 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). Assuming a fully drawn revolver and the outstanding letters of credit, we could incur an additional $350.0 million in secured debt. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of June 3, 2017, we had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash flow provided by operating activities was $92.7 million and $160.0 million in the thirteen week periods ended June 3, 2017 and May 28, 2016, respectively. Operating cash flow was positively impacted by a reduction in inventory resulting from initiatives to better manage inventory levels, partially offset by an increase in our net loss and an increase in accounts receivable due primarily to continued customer growth in the commercial portion of our Pharmacy Services segment.

Cash used in investing activities was $58.2 million and $119.4 million for the thirteen week periods ended June 3, 2017 and May 28, 2016, respectively. Cash used for the purchase of property, plant, and equipment was lower than in the prior year primarily due to less Wellness store remodels in the current year.

Cash used in financing activities was $65.5 million and $20.3 million for the thirteen week periods ended June 3, 2017 and May 28, 2016, respectively. Cash used by financing activities for the thirteen weeks ended June 3, 2017 reflects net payments on the revolver and scheduled payments on our long-term debt and capital leases.

Capital Expenditures

During the thirteen week periods ended June 3, 2017 and May 28, 2016 capital expenditures were as follows:

	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
New store construction, store relocation and store remodel projects	$42,626	$61,411
Technology enhancements, improvements to distribution centers and other corporate requirements	18,112	44,666
Purchase of prescription files from other retail pharmacies	8,234	16,381
Total capital expenditures	$68,972	$122,458

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolver and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months, or until the closing of the Asset Purchase Agreement, at which time we anticipate a significant reduction in our debt levels. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect to be subject to the fixed charge covenant in our Amended and Restated Senior Secured Credit Facility in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. From time to time, we may seek deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or seek to refinance our outstanding debt (including our Amended and Restated Senior Secured Credit Facility) or may otherwise seek transactions to reduce interest expense and extend debt maturities. Any of these transactions could impact our financial results.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our Fiscal 2017 10-K.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2017 10-K.

Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP metrics serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-downs related to store closings, debt retirements, and other items (including stock-based compensation expense, severance for distribution center closures, gain or loss on sale of assets, and revenue deferrals related to our customer loyalty program). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors. In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

The following is a reconciliation of our net loss to Adjusted EBITDA for the thirteen week periods ended June 3, 2017 and May 28, 2016:

	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
	(dollars in thousands)
Net loss	$(75,349)	$(4,588)
Interest expense	109,937	105,113
Income tax benefit	(35,209)	(6,309)
Depreciation and amortization expense	142,092	138,788
LIFO charge	16,874	13,751
Lease termination and impairment charges	4,086	5,781
Other	30,133	33,466
Adjusted EBITDA	$192,564	$286,002

The following is a reconciliation of our net loss to Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share for the thirteen week periods ended June 3, 2017 and May 28, 2016. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization of EnvisionRx intangible assets, merger and acquisition-related costs, loss on debt retirements and LIFO adjustments. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share serve as appropriate measures to be used in evaluating the performance of our business and help our investors better compare our operating performance over multiple periods. Adjusted Net Income (Loss) per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income (Loss):

	Thirteen Week Period Ended
	June 3, 2017	May 28, 2016
	(dollars in thousands)
Net loss	$(75,349)	$(4,588)
Add back—Income tax benefit	(35,209)	(6,309)
Loss before income taxes	(110,558)	(10,897)
Adjustments:
Amortization of EnvisionRx intangible assets	20,716	20,315
LIFO charge	16,874	13,751
Merger and Acquisition-related costs	7,239	2,756
Adjusted (loss) income before income taxes	(65,729)	25,925
Adjusted income tax (benefit) expense (a)	(13,292)	9,590
Adjusted net (loss) income	$(52,437)	$16,335
Net loss per diluted share	$(0.07)	$(0.00)
Adjusted net (loss) income per diluted share	$(0.05)	$0.02

(a)                                 The fiscal year 2018 and 2017 annual effective tax rates, adjusted to exclude amortization of EnvisionRx intangible assets, LIFO charges and Merger and Acquisition-related costs from book income, are used for the thirteen weeks ended June 3, 2017 and May 28, 2016, respectively.

In addition to Adjusted EBITDA, Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share, we occasionally refer to several other Non-GAAP measures, on a less frequent basis, in order to describe certain components of our business and how we utilize them to describe our results. These measures include but are not limited to Adjusted EBITDA Gross Margin and Gross Profit (gross margin/gross profit excluding non-Adjusted EBITDA items), Adjusted EBITDA SG&A (SG&A expenses excluding non-Adjusted EBITDA items), FIFO Gross Margin and FIFO Gross Profit (gross margin/gross profit before LIFO charges), and Free Cash Flow (Adjusted EBITDA less cash paid for interest, rent on closed stores, capital expenditures, acquisition costs and the change in working capital).

We include these non-GAAP financial measures in our earnings announcements in order to provide transparency to our investors and enable investors to better compare our operating performance with the operating performance of our competitors including with those of our competitors having different capital structures. Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share or other non-GAAP measures should not be considered in isolation from, and are not intended to represent an alternative measure of, operating results or of cash flows from operating activities, as determined in accordance with GAAP. Our definition of these non-GAAP measures may not be comparable to similarly titled measurements reported by other companies.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of June 3, 2017.

Fiscal Year	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value at 06/03/2017
	(dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$90	$—	$—	$902,000	$810,000	$2,223,000	$3,935,090	$3,960,260
Average Interest Rate	7.61%	0.00%	0.00%	9.25%	6.75%	6.38%	7.11%
Variable Rate	$—	$—	$2,340,000	$470,000	$500,000	$—	$3,310,000	$3,313,012
Average Interest Rate	0.00%	0.00%	2.78%	5.75%	4.88%	0.00%	3.52%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility, Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of June 3, 2017, our annual interest expense would change by approximately $33.9 million.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Fiscal Year 2017 10-K, filed with the SEC on May 3, 2017.  The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with the 10-K.

On March 17, 2017 in the Herring action, the plaintiffs filed a motion to lift the stay for the purpose of filing a proposed amended complaint. Defendants opposed the motion, and briefing concluded on April 17, 2017. The motion is currently pending before the Pennsylvania District Court. The proposed amended complaint asserts state law breach of fiduciary duty claims against the Individual Defendants, a claim of aiding and abetting the alleged breaches of fiduciary duty against Rite Aid, WBA and Victoria, as well as claims for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against the Rite Aid Defendants, WBA and Victoria, claims for violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against the Rite Aid Defendants, WBA, Victoria and certain WBA executives, and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants, WBA and Victoria.

ITEM 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Fiscal 2017 10-K, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities.  The table below is a listing of repurchases of common stock during the first quarter of fiscal 2018.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
March 5 to April 1, 2017	—	$—	—	—
April 2 to April 29, 2017(1)	26	$4.55	—	—
April 30 to June 3, 2017(1)	7	$4.11	—	—

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
101.

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 3, 2017 and March 4, 2017, (ii) Condensed Consolidated Statements of Operations for the thirteen week periods ended June 3, 2017 and May 28, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the thirteen week periods ended June 3, 2017 and May 28, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended June 3, 2017 and May 28, 2016 and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 6, 2017	RITE AID CORPORATION

	By:	/s/ DARREN W. KARST
Darren W. Karst
Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Date: July 6, 2017	By:	/s/ DOUGLAS E. DONLEY
Douglas E. Donley
Senior Vice President and Chief Accounting Officer