Form 10-Q
period 2017-09-02
RITE AID CORP
filed 2017-10-05
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2017

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).  Yes ☐  No ☒

The registrant had 1,063,959,987 shares of its $1.00 par value common stock outstanding as of September 22, 2017.

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

•                  the impact on our business as a result of, and the uncertainty related to the completion of, a transaction with Walgreens Boots Alliance, Inc. (“WBA”) over the past two years (including the attempted merger (the “Merger”) pursuant to the terminated Merger Agreement, dated as of  October 27, 2015, with WBA and Victoria Merger Sub, Inc. (as amended by Amendment No. 1 thereto, dated as of January 29, 2017, the “Merger Agreement”), the attempted asset sale pursuant to the Original APA (as defined below) and the proposed Sale), including on our business relationships (including, without limitation, customers, suppliers and employees), operating results and business generally. The initial attempts to sell the Company pursuant to the Merger Agreement and to sell a number of stores to WBA pursuant to the Original APA were not able to obtain regulatory approval and resulted in the entry into the Amended and Restated Asset Purchase Agreement for a smaller number of stores;

•                  the risk that our stock price may decline significantly if the Sale is not completed;

•                  our ability to refinance our indebtedness on terms favorable to us in the event that the Sale is not completed;

•                  the risk that a governmental entity may prohibit, delay or refuse to grant approval for the completion of the Sale or may require conditions, limitations or restrictions in connection with such approvals;

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

•                  the continued impact of gross margin pressure in the PBM industry due to increased market competition and client demand for lower prices while providing enhanced service offerings;

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

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended March 4, 2017 (the “Fiscal 2017 10-K”), which we filed with the SEC on May 3, 2017, and our Quarterly Report on Form 10-Q for the thirteen weeks ended June 3, 2017 (the “First Quarter 2018 10-Q”) which we filed on July 6, 2017, as well as in the “Risk Factors” section of the Fiscal 2017 10-K. These documents are available on the SEC’s website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	September 2, 2017	March 4, 2017
ASSETS
Current assets:
Cash and cash equivalents	$238,978	$245,410
Accounts receivable, net	1,843,320	1,771,126
Inventories, net of LIFO reserve of $1,022,282 and $999,776	2,877,427	2,837,211
Prepaid expenses and other current assets	221,644	211,541
Total current assets	5,181,369	5,065,288
Property, plant and equipment, net	2,188,217	2,251,692
Goodwill	1,715,479	1,715,479
Other intangibles, net	747,288	835,795
Deferred tax assets	1,453,291	1,505,564
Other assets	212,664	219,934
Total assets	$11,498,308	$11,593,752
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$22,491	$21,335
Accounts payable	1,687,880	1,613,909
Accrued salaries, wages and other current liabilities	1,270,840	1,370,004
Total current liabilities	2,981,211	3,005,248
Long-term debt, less current maturities	7,082,549	7,263,288
Lease financing obligations, less current maturities	37,890	44,070
Other noncurrent liabilities	663,048	667,076
Total liabilities	10,764,698	10,979,682
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 1,062,411 and 1,053,690	1,062,411	1,053,690
Additional paid-in capital	4,841,700	4,839,854
Accumulated deficit	(5,129,213)	(5,237,157)
Accumulated other comprehensive loss	(41,288)	(42,317)
Total stockholders’ equity	733,610	614,070
Total liabilities and stockholders’ equity	$11,498,308	$11,593,752

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	September 2, 2017	August 27, 2016
Revenues	$7,678,903	$8,029,806
Costs and expenses:
Cost of revenues	5,891,900	6,113,063
Selling, general and administrative expenses	1,734,306	1,778,247
Lease termination and impairment charges	3,128	7,233
Interest expense	111,261	105,388
Walgreens Boots Alliance merger termination fee	(325,000)	—
(Gain) loss on sale of assets, net	(14,495)	174
	7,401,100	8,004,105
Income before income taxes	277,803	25,701
Income tax expense	107,087	10,928
Net income	$170,716	$14,773
Computation of income attributable to common stockholders:
Income attributable to common stockholders—basic and diluted	$170,716	$14,773
Basic and diluted income per share	$0.16	$0.01

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	September 2, 2017	August 27, 2016
Net income	$170,716	$14,773
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $342 and $451 tax expense	515	681
Total other comprehensive income	515	681
Comprehensive income	$171,231	$15,454

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016
Revenues	$15,460,356	$16,213,987
Costs and expenses:
Cost of revenues	11,914,319	12,402,944
Selling, general and administrative expenses	3,495,596	3,571,494
Lease termination and impairment charges	7,214	13,014
Interest expense	221,198	210,501
Walgreens Boots Alliance merger termination fee	(325,000)	—
(Gain) loss on sale of assets, net	(20,216)	1,230
	15,293,111	16,199,183
Income before income taxes	167,245	14,804
Income tax expense	71,878	4,619
Net income	$95,367	$10,185
Computation of income attributable to common stockholders:
Income attributable to common stockholders—basic and diluted	$95,367	$10,185
Basic and diluted income per share	$0.09	$0.01

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016
Net income	$95,367	$10,185
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $684 and $902 tax expense	1,029	1,362
Total other comprehensive income	1,029	1,362
Comprehensive income	$96,396	$11,547

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016
Operating activities:
Net income	$95,367	$10,185
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	274,104	280,839
Lease termination and impairment charges	7,214	13,014
LIFO charge	22,506	27,511
(Gain) loss on sale of assets, net	(20,216)	1,230
Stock-based compensation expense	15,362	23,696
Changes in deferred taxes	64,850	1,998
Excess tax benefit on stock options and restricted stock	—	(3,248)
Changes in operating assets and liabilities:
Accounts receivable	(73,782)	(227,255)
Inventories	(62,714)	(157,471)
Accounts payable	62,552	150,339
Other assets and liabilities, net	(87,412)	(101,799)
Net cash provided by operating activities	297,831	19,039
Investing activities:
Payments for property, plant and equipment	(120,461)	(225,718)
Intangible assets acquired	(13,073)	(28,869)
Proceeds from dispositions of assets and investments	17,407	6,833
Proceeds from insured loss	3,627	—
Net cash used in investing activities	(112,500)	(247,754)
Financing activities:
Net (payments to) proceeds from revolver	(190,000)	250,000
Principal payments on long-term debt	(8,096)	(11,230)
Change in zero balance cash accounts	10,189	534
Net proceeds from issuance of common stock	215	3,958
Excess tax benefit on stock options and restricted stock	—	3,248
Payments for taxes related to net share settlement of equity awards	(4,071)	(6,173)
Net cash (used in) provided by financing activities	(191,763)	240,337
(Decrease) increase in cash and cash equivalents	(6,432)	11,622
Cash and cash equivalents, beginning of period	245,410	124,471
Cash and cash equivalents, end of period	$238,978	$136,093
Supplementary cash flow data:
Cash paid for interest (net of capitalized amounts of $184 and $101, respectively)	$208,909	$199,966
Cash payments of income taxes, net of refunds	$3,119	$5,628
Equipment financed under capital leases	$8,615	$2,860
Equipment received for noncash consideration	$1,295	$746
Reduction in lease financing obligation	$4,740	$—
Gross borrowings from revolver	$1,471,000	$1,937,000
Gross payments to revolver	$1,661,000	$1,687,000

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2017 and August 27, 2016

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended September 2, 2017 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2017 10-K.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for certain aspects of share-based payments to employees in ASC Topic 718, Compensation — Stock Compensation. The new guidance eliminates the accounting for any excess tax benefits and deficiencies through equity and requires all excess tax benefits and deficiencies related to employee share-based compensation arrangements to be recorded in the income statement. This aspect of the new guidance is required to be applied prospectively. The new guidance also requires (i.) the presentation of excess tax benefits on the statement of cash flows as an operating activity rather than a financing activity, a change which may be applied prospectively or retrospectively and (ii.) the presentation of employee taxes paid when an employer withholds shares for tax withholding purposes on the statement of cash flows as a financing activity, a change which must be applied retrospectively. The new guidance further provides an accounting policy election to account for forfeitures as they occur rather than utilizing the estimated amount of forfeitures at the time of issuance. The Company adopted this new guidance effective March 5, 2017. The primary impact of adoption was (i.) the modified retrospective recognition of the cumulative amount of previously unrecognized excess tax benefits as an opening balance sheet adjustment and (ii.) the recognition of excess tax benefits in the income statement on a prospective basis, rather than equity. As a result, the Company (i.) increased the deferred tax asset and reduced accumulated deficit by $12,577 as of the beginning of the twenty-six weeks ended September 2, 2017, and (ii.) the Company recognized a discrete income tax expense of $9,653 in income tax expense for the twenty-six weeks ended September 2, 2017. The Company also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of fiscal 2018. The retrospective application of cash paid on employees’ behalf related to shares withheld for tax purposes resulted in an increase to “Net cash provided by operating activities” and a decrease to “Net cash provided by financing activities” of $6,173 for the twenty-six weeks ended August 27, 2016. The Company’s stock-based compensation expense continues to reflect estimated forfeitures. None of the other provisions in this new guidance had a material impact on the Company’s condensed consolidated financial statements.

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

2. Acquisition

On June 24, 2015, the Company acquired TPG VI Envision BL, LLC and Envision Topco Holdings, LLC (“EnvisionRx”), pursuant to the terms of an agreement (“Agreement”) dated February 10, 2015 (the “Acquisition”). EnvisionRx, which has been rebranded as EnvisionRxOptions (“EnvisionRx” or “EnvisionRxOptions”), is a full-service pharmacy services provider. EnvisionRx provides both transparent and traditional pharmacy benefit manager (“PBM”) service options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies; access to the nation’s largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through Envision Insurance Company’s (“EIC”) EnvisionRx Plus Silver product for the low income auto-assign market and its Clear Choice product for the chooser market. EnvisionRx is headquartered in Twinsburg, Ohio and operates as a 100 percent owned subsidiary of the Company.

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

The Company’s condensed consolidated financial statements for the thirteen and twenty-six week periods ended September 2, 2017 and August 27, 2016 include EnvisionRx results of operations (please see Note 13 Segment Reporting for the Pharmacy Services segment results included within the condensed consolidated financial statements for the thirteen and twenty-six week periods ended September 2, 2017 and August 27, 2016, which reflects the results of EnvisionRx). The Company’s condensed consolidated financial statements reflect the purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

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

3. Pending Asset Sale to WBA

Termination of Merger Agreement with WBA

On June 28, 2017, Rite Aid, WBA and Victoria Merger Sub, Inc. entered into a Termination Agreement (the “Merger Termination Agreement”) under which the parties agreed to terminate the Merger Agreement.  The Merger Termination Agreement provides that WBA would pay to Rite Aid a termination fee in the amount of $325,000. Rite Aid received the termination fee payment on June 30, 2017.  Subject to limited customary exceptions, the Merger Termination Agreement also mutually releases the parties from any claims of liability to one another relating to the contemplated Merger.

Entry Into Amended and Restated Asset Purchase Agreement with WBA

On September 18, 2017, the Company entered into an Amended and Restated Asset Purchase Agreement (the “Amended and Restated Asset Purchase Agreement”) with WBA and Walgreen Co., an Illinois corporation and wholly owned direct subsidiary of WBA (“Buyer”), which amends and restates in its entirety the previously disclosed Asset Purchase Agreement (the “Original APA”), dated as of June 28, 2017, by and among the Company, WBA and Buyer.  Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer will purchase from the Company 1,932 stores (the “Acquired Stores”) (reduced from 2,186 Rite Aid stores in the Original APA), three (3) distribution centers, related inventory and other specified assets related thereto for a purchase price of approximately $4.375 billion (reduced from $5.175 billion in the Original APA), on a cash-free, debt-free basis (the “Sale”).

The Company announced on September 19, 2017 that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), expired with respect to the Sale.  The expiration of the waiting period under the HSR Act satisfies one of the conditions to the closing of the Sale.  Completion of the Sale remains subject to various closing conditions, including but not limited to (i)  the absence of a material adverse effect on the stores and distribution centers being acquired in the Sale and (ii) a duplicate copy of the Company’s key information technology systems and prescription dispensing system being operational.

The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. The Company has agreed to various covenants and agreements, including, among others, the Company’s agreement to conduct its business at the Acquired Stores in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the closing of the Sale, subject to certain exceptions, and the parties’ agreement to use their reasonable best efforts to obtain all authorizations and approvals from governmental authorities.  The Company has agreed to provide transition services to Buyer for up to (3) three years after closing of the Sale.

The Amended and Restated Asset Purchase Agreement contains specified termination rights for the Company and WBA, including a mutual termination right in the event any court of competent jurisdiction or other governmental entity shall have issued a final and nonappealable legal restraint that prevents, makes illegal, prohibits, restrains or enjoins the completion of the Sale, and a termination right for WBA prior to the closing of the first set of stores in the Sale in the event the Company enters into an agreement to sell all of the remainder of Rite Aid or over 50% of its stock or assets to a third party. In the event that the Company enters into an agreement to sell all of the remainder of Rite Aid or over 50% of its stock or assets to a third party prior to the end of the transition period under the Transition Services Agreement (“TSA”), any potential acquirer would be obligated to assume the Company’s remaining obligations under the TSA.  Under the terms of the Amended and Restated Asset Purchase Agreement, the Company has the option to purchase pharmaceutical drugs through an affiliate of WBA under terms, including cost, that are substantially equivalent to Walgreen’s for a period of ten (10) years, subject to certain terms and conditions.

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
Numerator for income per share:
Income attributable to common stockholders—basic and diluted	$170,716	$14,773	$95,367	$10,185
Denominator:
Basic weighted average shares	1,048,548	1,044,198	1,047,687	1,043,317
Outstanding options and restricted shares, net	18,668	17,251	22,597	17,210
Diluted weighted average shares	1,067,216	1,061,449	1,070,284	1,060,527
Basic and diluted income per share	$0.16	$0.01	$0.09	$0.01

Due to their antidilutive effect, 9,206 and 3,351 potential common shares related to stock options have been excluded from the computation of diluted income per share for the thirteen week period ended September 2, 2017 and August 27, 2016, respectively. Due to their antidilutive effect, 5,596 and 3,351 potential common shares related to stock options have been excluded from the computation of diluted income per share for the twenty-six week period ended September 2, 2017 and August 27, 2016, respectively.

5. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
Impairment charges	$35	$78	$694	$697
Lease termination charges	3,093	7,155	6,520	12,317
	$3,128	$7,233	$7,214	$13,014

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
Balance—beginning of period	$155,666	$198,990	$165,138	$208,421
Provision for present value of noncancellable lease payments of closed stores	—	2,530	913	3,152
Changes in assumptions about future sublease income, terminations and changes in interest rates	201	1,096	(348)	1,907
Interest accretion	2,907	3,618	6,002	7,396
Cash payments, net of sublease income	(14,763)	(15,526)	(27,694)	(30,168)
Balance—end of period	$144,011	$190,708	$144,011	$190,708

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the twenty-six week period ended September 2, 2017, long-lived assets from continuing operations with a carrying value of $999, primarily store assets, were written down to their fair value of $305, resulting in an impairment charge of $694 of which $35 relates to the thirteen week period ended September 2, 2017. During the twenty-six week period ended August 27, 2016, long-lived assets from continuing operations with a carrying value of $2,577, primarily store assets, were written down to their fair value of $1,880, resulting in an impairment charge of $697 of which $78 relates to the thirteen week period ended August 27, 2016.  If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at September 2, 2017 and August 27, 2016:

Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total as of September 2, 2017
Long-lived assets held for use	$—	$—	$201	$201
Long-lived assets held for sale	$—	$104	$—	$104
Total	$—	$104	$201	$305

	Level 1	Level 2	Level 3	Total as of August 27, 2016
Long-lived assets held for use	$—	$—	$857	$857
Long-lived assets held for sale	$—	$1,023	$—	$1,023
Total	$—	$1,023	$857	$1,880

As of September 2, 2017 and August 27, 2016, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.  In addition, as of September 2, 2017 the Company has $7,311 of investments, carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets.  As of March 4, 2017 the Company has $6,874 of investments, carried at amortized cost as these investments are being held to maturity, which are included as a component of prepaid expenses and other current assets.  The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $7,082,639 and $7,147,454, respectively, as of September 2, 2017. There were no outstanding derivative financial instruments as of September 2, 2017 and March 4, 2017.

7. Income Taxes

The Company recorded an income tax expense of $107,087 and $10,928 for the thirteen week periods ended September 2, 2017 and August 27, 2016, respectively, and an income tax expense of $71,878 and $4,619 for the twenty-six week periods ended September 2, 2017 and August 27, 2016, respectively.  The effective tax rate for the thirteen week periods ended September 2, 2017 and August 27, 2016 was 38.5% and 42.5%, respectively.  The effective tax rate for the twenty-six week periods ended September 2, 2017 and August 27, 2016 was 42.9% and 31.2%, respectively.  The effective tax rate for the thirteen and twenty-six week periods ended September 2, 2017 includes an adjustment of 3.0% and 10.4%, respectively, primarily related to the tax impact of the Walgreens Boots Alliance merger termination fee.  The lower effective income tax expense rate for the twenty-six week period ended August 27, 2016 is the result of a discrete income tax benefit recorded for the lapse of a statute of limitations on an uncertain tax position which lowered the Company’s effective income tax expense rate by 8.9%.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain.  Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $234,706 and $226,726, which relates primarily to state deferred tax assets at September 2, 2017 and March 4, 2017, respectively.

8. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with Centers of Medicare and Medicaid Services (“CMS”) to be a Prescription Drug Plan (“PDP”) and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $30,024 as of June 30, 2017. EIC was in excess of the minimum required amounts in these states as of September 2, 2017.

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

As of September 2, 2017, accounts receivable, net included $408,772 due from CMS and accrued salaries, wages and other current liabilities included $187,795 of EIC liabilities under certain reinsurance contracts. As of March 4, 2017, accounts receivable, net included $245,766 due from CMS and accrued salaries, wages and other current liabilities included $145,903 of EIC liabilities under certain reinsurance contracts. EIC limits its exposure to loss and recovers a portion of benefits paid by utilizing quota-share reinsurance with a commercial reinsurance company.

9. Goodwill and Other Intangible Assets

Goodwill and indefinitely-lived assets, such as certain trademarks acquired in connection with acquisition transactions, are not amortized, but are instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. During the thirteen and twenty-six weeks ended September 2, 2017 and the fifty-three weeks ended March 4, 2017, no impairment charges have been taken against the Company’s goodwill or indefinitely-lived intangible assets. No changes were made to the carrying amount of goodwill for the thirteen and twenty-six weeks ended September 2, 2017.

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of September 2, 2017 and March 4, 2017.

	September 2, 2017				March 4, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period
Favorable leases and other	$662,607	$(543,508)	$119,099	7 years	$664,670	$(531,022)	$133,648	7 years
Prescription files	1,587,833	(1,427,409)	160,424	3 years	1,584,240	(1,390,139)	194,101	3 years
Customer relationships(a)	465,000	(142,643)	322,357	15 years	465,000	(110,653)	354,347	16 years
CMS license	57,500	(5,022)	52,478	23 years	57,500	(3,872)	53,628	24 years
Claims adjudication and other developed software	58,990	(18,402)	40,588	5 years	58,995	(14,188)	44,807	6 years
Trademarks	20,100	(4,389)	15,711	8 years	20,100	(3,383)	16,717	9 years
Backlog	11,500	(8,369)	3,131	1 year	11,500	(6,453)	5,047	2 years
Total finite	$2,863,530	$(2,149,742)	$713,788		$2,862,005	$(2,059,710)	$802,295

Trademarks	33,500	—	33,500	Indefinite	33,500	—	33,500	Indefinite
Total	$2,897,030	$(2,149,742)	$747,288		$2,895,505	$(2,059,710)	$835,795

(a)                                 Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

Also included in other non-current liabilities as of September 2, 2017 and March 4, 2017 are unfavorable lease intangibles with a net carrying amount of $35,409 and $38,242, respectively. These intangible liabilities are amortized over their remaining lease terms at the time of acquisition.

Amortization expense for these intangible assets and liabilities was $45,378 and $100,310 for the thirteen and twenty-six week periods ended September 2, 2017, respectively. Amortization expense for these intangible assets and liabilities was $55,409 and $110,912 for the thirteen and twenty-six week periods ended August 27, 2016, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2018—$182,434; 2019—$145,638; 2020—$116,065; 2021—$83,505 and 2022—$54,574.

10. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at September 2, 2017 and March 4, 2017:

	September 2, 2017	March 4, 2017
Secured Debt:
Senior secured revolving credit facility due January 2020 ($2,240,000 and $2,430,000 face value less unamortized debt issuance costs of $20,511 and $24,918)	$2,219,489	$2,405,082
Tranche 1 Term Loan (second lien) due August 2020 ($470,000 face value less unamortized debt issuance costs of $3,555 and $4,167)	466,445	465,833
Tranche 2 Term Loan (second lien) due June 2021 ($500,000 face value less unamortized debt issuance costs of $2,149 and $2,431)	497,851	497,569
Other secured	90	90
	3,183,875	3,368,574
Guaranteed Unsecured Debt:
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $1,736 and $2,071 and less unamortized debt issuance costs of $6,226 and $7,527)	897,510	896,544
6.75% senior notes due June 2021 ($810,000 face value less unamortized debt issuance costs of $5,618 and $6,360)	804,382	803,640
6.125% senior notes due April 2023 ($1,800,000 face value less unamortized debt issuance costs of $23,846 and $25,984)	1,776,154	1,774,016
	3,478,046	3,474,200
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($295,000 face value less unamortized debt issuance costs of $1,543 and $1,625)	293,457	293,375
6.875% fixed-rate senior notes due December 2028 ($128,000 face value less unamortized debt issuance costs of $739 and $771)	127,261	127,229
	420,718	420,604
Lease financing obligations	60,291	65,315
Total debt	7,142,930	7,328,693
Current maturities of long-term debt and lease financing obligations	(22,491)	(21,335)
Long-term debt and lease financing obligations, less current maturities	$7,120,439	$7,307,358

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

The Company’s ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At September 2, 2017, the Company had $2,240,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $59,343 which resulted in additional borrowing capacity of $1,400,657.

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

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolver is less than $200,000 or (b) on the third consecutive business day on which availability under the revolver is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of September 2, 2017, the Company had availability under its revolver of $1,400,657, its fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the senior secured credit facility’s financial covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2018 and thereafter are as follows: 2018—$90; 2019—$0; 2020—$2,240,000; 2021—$1,372,000; 2022—$1,310,000 and $2,223,000 thereafter.

11. Stock Options and Stock Awards

The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the twenty-six week periods ended September 2, 2017 and August 27, 2016 include $15,362 and $23,696, respectively, of compensation costs related to the Company’s stock-based compensation arrangements.

Beginning in fiscal 2015, the Company provided certain of its associates with performance based incentive plans under which the associates will receive a certain number of shares of the Company’s common stock based on the Company meeting certain financial and performance goals. During fiscal 2018, the Company issued performance units to certain of its associates. The performance units will be settled in cash based on the actual performance of the Company relative to certain financial performance goals and the stock price upon vesting. During the twenty-six week periods ended September 2, 2017 and August 27, 2016, the Company incurred $2,170 and $9,112 related to these performance based incentive plans, respectively, which is recorded as a component of stock-based compensation expense.

The total number and type of newly awarded grants and the related weighted average fair value for the twenty-six week periods ended September 2, 2017 and August 27, 2016 are as follows:

	September 2, 2017			August 27, 2016
	Shares	Weighted Average Fair Value		Shares	Weighted Average Fair Value
Stock options granted	—	$	N/A	—	$	N/A
Restricted stock awards granted	11,241		$2.31	3,613		$7.73
Total awards	11,241			3,613

Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees. Restricted stock awards typically vest in equal annual installments over a three-year period.

The Company calculates the fair value of stock options using the Black- Scholes-Merton option pricing model.

As of September 2, 2017, the total unrecognized pre-tax compensation costs related to unvested stock options and restricted stock awards granted, net of estimated forfeitures and the weighted average period of cost amortization are as follows:

	September 2, 2017
	Unvested stock options	Unvested restricted stock	Unvested performance shares
Unrecognized pre-tax costs	$8,151	$41,478	$15,104
Weighted average amortization period	1.5 years	2.3 years	2.5 years

12. Retirement Plans

Net periodic pension expense recorded in the thirteen and twenty-six week periods ended September 2, 2017 and August 27, 2016, for the Company’s defined benefit plan includes the following components:

	Defined Benefit Pension Plan		Defined Benefit Pension Plan
	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
Service cost	$346	$292	$692	$584
Interest cost	1,603	1,621	3,206	3,242
Expected return on plan assets	(1,147)	(1,142)	(2,294)	(2,284)
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	857	1,132	1,713	2,264
Net periodic pension expense	$1,659	$1,903	$3,317	$3,806

During the thirteen and twenty-six week period ended September 2, 2017 the Company contributed $0 to the Defined Benefit Pension Plan. During the remainder of fiscal 2018, the Company expects to contribute $4,900 to the Defined Benefit Pension Plan.

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

The Parent Company’s chief operating decision makers are its Parent Company Chief Executive Officer, Chief Financial Officer, and Executive Vice Presidents-Retail Pharmacy, and the Chief Executive Officer—Pharmacy Services, and Executive Vice Presidents-Pharmacy Services (collectively the “CODM”). The CODM has ultimate responsibility for enterprise decisions. The CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy and Pharmacy Services segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. The CODM relies on internal management reporting that analyzes enterprise results on certain key performance indicators, namely, revenues, gross profit, and Adjusted EBITDA.

The following table is a reconciliation of the Company’s business segments to the condensed consolidated financial statements for the thirteen and twenty-six week periods ended September 2, 2017 and August 27, 2016:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations (1)	Consolidated
Thirteen Week Period Ended
September 2, 2017:
Revenues	$6,267,929	$1,492,831	$(81,857)	$7,678,903
Gross Profit	1,683,741	103,262	—	1,787,003
Adjusted EBITDA(2)	163,995	49,275	—	213,270
August 27, 2016:
Revenues	$6,485,482	$1,634,876	$(90,552)	$8,029,806
Gross Profit	1,819,349	97,394	—	1,916,743
Adjusted EBITDA(2)	262,643	50,010	—	312,653
Twenty-Six Week Period Ended
September 2, 2017:
Revenues	$12,618,137	$3,006,072	$(163,853)	$15,460,356
Gross Profit	3,337,803	208,234	—	3,546,037
Adjusted EBITDA(2)	307,960	97,874	—	405,834
August 27, 2016:
Revenues	$13,161,030	$3,237,235	$(184,278)	$16,213,987
Gross Profit	3,624,716	186,327	—	3,811,043
Adjusted EBITDA(2)	507,470	91,185	—	598,655

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

The following is a reconciliation of net income to Adjusted EBITDA for the thirteen and twenty-six week periods ended September 2, 2017 and August 27, 2016:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
	(dollars in thousands)
Net income	$170,716	$14,773	$95,367	$10,185
Interest expense	111,261	105,388	221,198	210,501
Income tax expense	107,087	10,928	71,878	4,619
Depreciation and amortization expense	132,012	142,051	274,104	280,839
LIFO charge	5,632	13,760	22,506	27,511
Lease termination and impairment charges	3,128	7,233	7,214	13,014
Walgreens Boots Alliance merger termination fee	(325,000)	—	(325,000)	—
Other	8,434	18,520	38,567	51,986
Adjusted EBITDA	$213,270	$312,653	$405,834	$598,655

The following is balance sheet information for the Company’s reportable segments:

	Retail Pharmacy	Pharmacy Services	Eliminations (2)	Consolidated
September 2, 2017:
Total Assets	$8,503,384	$3,163,941	$(169,017)	$11,498,308
Goodwill	76,124	1,639,355	—	1,715,479
Additions to property and equipment and intangible assets	126,816	6,718	—	133,534
March 4, 2017:
Total Assets	$8,664,216	$3,087,143	$(157,607)	$11,593,752
Goodwill	76,124	1,639,355	—	1,715,479
Additions to property and equipment and intangible assets(1)	468,386	12,725	—	481,111

(1)                                 Includes additions to property and equipment and intangible assets for the fifty-three week period ended March 4, 2017.

(2)                                 As of September 2, 2017 and March 4, 2017, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $150,690 and $140,865, respectively, against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $18,327 and $16,742, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

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

Also in connection with the proposed merger, an action was filed in the United States District Court for the Middle District of Pennsylvania (the Pennsylvania District Court), asserting a claim for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against the Rite Aid Defendants, WBA and Victoria and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants and WBA (Hering v. Rite Aid Corp., et al.).  The complaint in the Hering action alleged, among other things, that the Rite Aid Defendants disseminated an allegedly false and materially misleading proxy and sought to enjoin the shareholder vote on the proposed Merger, a declaration that the proxy was materially false and misleading in violation of federal securities laws and an award of money damages and attorneys’ and experts’ fees.  On January 14 and 16, 2016, respectively, the plaintiff in the Hering action filed a motion for preliminary injunction and a motion for expedited discovery.  On January 21, 2016, the Rite Aid Defendants filed a motion to dismiss the Hering complaint.  At a hearing held on January 25, 2016, the Pennsylvania District Court orally denied the plaintiff’s motion for expedited discovery and subsequently denied the plaintiff’s motion for preliminary injunction on January 28, 2016.  On March 14, 2016, the Pennsylvania District Court appointed Jerry Hering, Don Michael Hussey and Joanna Pauli Hussey as lead plaintiffs for the putative class and approved their selection of Robbins Geller Rudman & Dowd LLP as lead counsel.  On April 14, 2016, the Pennsylvania District Court granted the lead plaintiffs’ unopposed motion to stay the Hering action for all purposes pending consummation of the Merger.

On March 17, 2017, the Hering plaintiffs filed a motion to lift the stay for the purpose of filing a proposed amended complaint.  Defendants opposed the motion, and briefing concluded on April 17, 2017.  The proposed amended complaint asserted state law breach of fiduciary duty claims against the Individual Defendants, a claim of aiding and abetting the alleged breaches of fiduciary duty against Rite Aid, WBA and Victoria, as well as claims for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against the Rite Aid Defendants, WBA and Victoria, claims for violations of Section 10(b) of the Exchange Act and SEC

Rule 10b-5 against the Rite Aid Defendants, WBA, Victoria and certain WBA executives, and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants, WBA and Victoria.  On July 12, 2017, the Hering plaintiffs filed a motion to set a status conference.  Later the same day, the Pennsylvania District Court ordered the plaintiffs to submit a letter advising the court of the purpose of the requested status conference, any claims that the plaintiffs believe remain in light of the dissolution of the merger, and if any claims remain, the relief the plaintiffs seek.  Pursuant to the court’s order, the plaintiffs’ letter was submitted on July 21, 2017, and the Rite Aid Defendants submitted a letter in response on July 28, 2017.  On August 4, 2017, the Pennsylvania District Court entered an order lifting the stay, noting that the original claims in this matter are now moot, and directed the plaintiffs to file a motion for leave to amend the complaint, with brief in support thereof, on or before September 15, 2017.  On September 12, 2017, the Pennsylvania District Court granted the plaintiffs’ unopposed motion to extend time, extending the deadline for the plaintiffs to file their motion to September 22, 2017.

The Company has been named in a collective and class action lawsuit, Indergit v. Rite Aid Corporation, et al., pending in the United States District Court for the Southern District of New York, filed purportedly on behalf of current and former store managers working in the Company’s stores at various locations around the country. The lawsuit alleges that the Company failed to pay overtime to store managers as required under the FLSA and under certain New York state statutes. The lawsuit also seeks other relief, including liquidated damages, attorneys’ fees, costs and injunctive relief arising out of state and federal claims for overtime pay. On April 2, 2010, the Court conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery as to certification issues has been completed. On September 26, 2013, the Court granted Rule 23 class certification of the New York store manager claims as to liability only, but denied it as to damages, and denied the Company’s motion for decertification of the nationwide collective action claims. The Company filed a motion seeking reconsideration of the Court’s September 26, 2013 decision which motion was denied in June 2014. The Company subsequently filed a petition for an interlocutory appeal of the Court’s September 26, 2013 ruling with the U. S. Court of Appeals for the Second Circuit which petition was denied in September 2014. Notice of the Rule 23 class certification as to liability only has been sent to approximately 1,750 current and former store managers in the state of New York. Discovery related to the merits of the claims is ongoing. On January 12, 2017, the parties reached a settlement in principle of this matter, for an immaterial amount of money, which is subject to preliminary and final approval by the court. On August 3, 2017, the court entered an order granting plaintiff’s unopposed motion for preliminary approval of the settlement and notice of the settlement was issued to putative class members on September 7, 2017.  A final approval hearing is scheduled on January 11, 2018.  In the event the settlement does not receive preliminary and/or final approval by the court, the litigation will resume. If such occurs, the Company presently is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit. The Company’s management believes, however, that this lawsuit is without merit and is vigorously defending this lawsuit.

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

The Company was served with a Civil Investigative Demand Subpoena Duces Tecum dated August 26, 2011 by the United States Attorney’s Office for the Eastern District of Michigan. The subpoena requests records regarding the relationship of Rite Aid’s Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs. In connection with the same investigation, the Company was served with a Civil Subpoena Duces Tecum dated February 22, 2013 by the State of Indiana Office of the Attorney General requesting additional information regarding both Rite Aid’s Rx Savings Program and usual and customary charges. The Company responded to both of the subpoenas. To enable the parties to discuss a possible resolution, the Medicaid Fraud

Control Units of the several states, commonwealths, and the District of Columbia and the Company entered into an agreement tolling the statute of limitations until October 7, 2015. The parties agreed to extend the tolling agreement and continue to exchange pertinent claims data in the near future. On January 19, 2017, the District Court for the Eastern District of Michigan unsealed Relator’s Second Amended Complaint against the Company. In its complaint, Relator alleges that the Company failed to report Rx Savings prices as its usual and customary charges under the Medicare Part D program and to federal and state Medicaid programs in 18 states and the District of Columbia; and that the Company is thus liable under the federal False Claims Act and similar False Claims Act statutes operative in the states named in the complaint. The federal government and the 18 states and the District of Columbia named in the lawsuit have elected not to intervene in this action.  The Company has filed a motion to dismiss the complaint, which remains pending.  At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is vigorously defending this lawsuit.

On April 26, 2012, the Company received an administrative subpoena from the U.S. Drug Enforcement Administration (“DEA”), Albany, New York District Office, requesting information regarding the Company’s sale of products containing pseudoephedrine (“PSE”). In April 2012, it also received a communication from the U.S. Attorney’s Office (“USAO”) for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 (“CMEA”). Additional subpoenas were issued in 2013, 2014, and 2015 seeking broader documentation regarding PSE sales and recordkeeping requirements. Assistant U.S. Attorneys from the Northern and Eastern Districts of New York and the Southern District of West Virginia are currently investigating, but no lawsuits or charges have been filed. Between September 2015 and August 2017, the Company received several grand jury subpoenas from the U.S. District Court for the Southern District of West Virginia seeking additional information in connection with the investigation of violations of the CMEA and/or the Controlled Substances Act (“CSA”). Violations of the CMEA or the CSA could result in the imposition of administrative, civil and/or criminal penalties against the Company. The Company is cooperating with the government and continues to provide information responsive to the subpoenas. The Company had entered into tolling agreements with the United States with respect to both the civil and grand jury investigations, which expired on June 30, 2017 and August 3, 2016, respectively.  There has been no request to renew the agreements.  Discussions are underway to attempt to resolve these matters with those USAOs and the Department of Justice, but whether an agreement can be reached and on what terms is uncertain. While the Company’s management cannot predict the outcome of these matters, it is possible that the Company’s results of operations or cash flows could be materially affected by an unfavorable resolution. At this stage of the investigation, Rite Aid is not able to predict the outcome of the investigation.

In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California (the “USAO”). The CID requested records and responses to interrogatories regarding the Company’s Drug Utilization Review (“DUR”) and prescription dispensing protocol and the dispensing of drugs designated as “Code 1” by the State of California (DUR/Code 1).  The Company researched the government’s allegations and refuted the government’s position in writing and on conference calls. Subsequently, the USAO’s office, along with the State of California, Department of Justice, Bureau of Medical Fraud and Elder Abuse (the “Bureau”), requested the Company to produce certain prescription files related to Code 1 drugs. There has been a series of four document productions in which the Company has produced prescription and associated documentation concerning Code 1 drugs: (i) on May 15, 2014, the government requested that the Company produce 60 prescriptions; (ii) on July 30, 2014, the government requested that the Company produce 30 prescriptions; (iii) on June 15, 2015, the government requested that the Company produce 80 prescriptions; and (iv) on September 30, 2016, the Company agreed to produce an additional 242 prescriptions.  The Company received a draft copy of the government’s complaint, which has yet to be filed with the court.  At this stage of the proceedings, the Company is not able to either predict the outcome of this matter or estimate a potential range of loss with respect to this matter, and is vigorously defending this potential lawsuit.

Relator, Matthew Omlansky, filed a qui tam action, State of California ex rel. Matthew Omlansky v. Rite Aid Corporation, on behalf of the State of California against Rite Aid in the Superior Court of the State of California. In his Complaint, Relator alleges that Rite Aid violated the California False Claims Act by (i) failing to comply with California rules governing the Company’s reporting of its usual and customary prices; (ii) failing to dispense the least expensive equivalent generic drug in certain circumstances, in violation of applicable regulations; and (iii) dispensing, and seeking reimbursement for, restricted brand name drugs without prior approval. Relator filed his Second Amended Complaint on April 19, 2016.  On October 5, 2016, Rite Aid’s demurrer to the Second Amended Complaint was granted, with leave for Relator to file an amended complaint.  Relator filed his Third Amended Complaint to which Rite Aid filed a second demurrer, which the Court granted with leave for Relator to amend on April 20, 2017.  Relator filed his Fourth Amended Complaint on May 1, 2017.  On July 7, 2017, the Company’s demurrer to the Fourth Amended Complaint was sustained without leave for Relator to amend.  The court entered a final judgment of dismissal of each of Relator’s claims on August 3, 2017.  Relator’s time to appeal the judgment has yet to expire.  At this stage of the proceedings, and due to the legal issues Relator may attempt to raise on appeal, Rite Aid is unable to predict the outcome of any potential appeal by Relator.

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

For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company’s Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the non-guarantor subsidiaries at September 2, 2017, March 4, 2017, and for the thirteen and twenty-six week periods ended September 2, 2017 and August 27, 2016. Separate financial statements for Subsidiary Guarantors are not presented.

	Rite Aid Corporation
	Condensed Consolidating Balance Sheet
	September 2, 2017
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$199,978	$39,000	$—		$238,978
Accounts receivable, net	—	1,430,626	412,694	—		1,843,320
Intercompany receivable		298,450	—	(298,450	)(a)	—
Inventories, net of LIFO reserve of $0, $1,022,282, $0, $0, and $1,022,282	—	2,877,427	—	—		2,877,427
Prepaid expenses and other current assets	—	220,344	1,300	—		221,644
Total current assets	—	5,026,825	452,994	(298,450)		5,181,369
Property, plant and equipment, net	—	2,188,217	—	—		2,188,217
Goodwill	—	1,715,479	—	—		1,715,479
Other intangibles, net	—	694,810	52,478	—		747,288
Deferred tax assets	—	1,453,291	—	—		1,453,291
Investment in subsidiaries	15,275,200	49,148	—	(15,324,348	)(b)	—
Intercompany receivable	—	7,392,091	—	(7,392,091	)(a)	—
Other assets	—	205,353	7,311	—		212,664
Total assets	$15,275,200	$18,725,214	$512,783	$(23,014,889)		$11,498,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$22,401	$—	$—		$22,491
Accounts payable	—	1,680,524	7,356	—		1,687,880
Intercompany payable	—	—	298,450	(298,450	)(a)	—
Accrued salaries, wages and other current liabilities	66,860	1,067,239	136,741	—		1,270,840
Total current liabilities	66,950	2,770,164	442,547	(298,450)		2,981,211
Long-term debt, less current maturities	7,082,549	—	—	—		7,082,549
Lease financing obligations, less current maturities	—	37,890	—	—		37,890
Intercompany payable	7,392,091	—	—	(7,392,091	)(a)	—
Other noncurrent liabilities	—	641,960	21,088	—		663,048
Total liabilities	14,541,590	3,450,014	463,635	(7,690,541)		10,764,698
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	733,610	15,275,200	49,148	(15,324,348	)(b)	733,610
Total liabilities and stockholders’ equity	$15,275,200	$18,725,214	$512,783	$(23,014,889)		$11,498,308

(a)  Elimination of intercompany accounts receivable and accounts payable amounts.

(b)  Elimination of investments in consolidated subsidiaries.

	Rite Aid Corporation Condensed Consolidating Balance Sheet March 4, 2017
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$213,104	$32,306	$—		$245,410
Accounts receivable, net	—	1,506,288	264,838	—		1,771,126
Intercompany receivable	—	215,862	—	(215,862	)(a)	—
Inventories, net of LIFO reserve of $0, $999,776, $0, $0, and $999,776	—	2,837,211	—	—		2,837,211
Prepaid expenses and other current assets	—	203,033	8,508	—		211,541
Total current assets	—	4,975,498	305,652	(215,862)		5,065,288
Property, plant and equipment, net	—	2,251,692	—	—		2,251,692
Goodwill	—	1,715,479	—	—		1,715,479
Other intangibles, net	—	782,167	53,628	—		835,795
Deferred tax assets	—	1,505,564	—	—		1,505,564
Investment in subsidiaries	15,275,488	50,004	—	(15,325,492	)(b)	—
Intercompany receivable	—	7,331,675	—	(7,331,675	)(a)	—
Other assets	—	219,934	—	—		219,934
Total assets	$15,275,488	$18,832,013	$359,280	$(22,873,029)		$11,593,752
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$21,245	$—	$—		$21,335
Accounts payable	—	1,609,025	4,884	—		1,613,909
Intercompany payable	—	—	215,862	(215,862	)(a)	—
Accrued salaries, wages and other current liabilities	66,365	1,236,297	67,342	—		1,370,004
Total current liabilities	66,455	2,866,567	288,088	(215,862)		3,005,248
Long-term debt, less current maturities	7,263,288	—	—	—		7,263,288
Lease financing obligations, less current maturities	—	44,070	—	—		44,070
Intercompany payable	7,331,675	—	—	(7,331,675	)(a)	—
Other noncurrent liabilities	—	645,888	21,188	—		667,076
Total liabilities	14,661,418	3,556,525	309,276	(7,547,537)		10,979,682
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	614,070	15,275,488	50,004	(15,325,492	)(b)	614,070
Total liabilities and stockholders’ equity	$15,275,488	$18,832,013	$359,280	$(22,873,029)		$11,593,752

(a)                                 Elimination of intercompany accounts receivable and accounts payable amounts.

(b)                                 Elimination of investments in consolidated subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirteen Weeks Ended September 2, 2017 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$7,657,233	$41,877	$(20,207	)(a)	$7,678,903
Costs and expenses:
Cost of revenues	—	5,872,689	39,961	(20,750	)(a)	5,891,900
Selling, general and administrative expenses	—	1,732,288	1,475	543	(a)	1,734,306
Lease termination and impairment expenses	—	3,128	—	—		3,128
Interest expense	105,384	5,889	(12)	—		111,261
Walgreens Boots Alliance merger termination fee	(325,000)	—	—	—		(325,000)
Gain on sale of assets, net	—	(14,495)	—	—		(14,495)
Equity in earnings of subsidiaries, net of tax	48,900	(456)	—	(48,444	)(b)	—
	(170,716)	7,599,043	41,424	(68,651)		7,401,100
Income before income taxes	170,716	58,190	453	48,444		277,803
Income tax expense (benefit)	—	107,090	(3)	—		107,087
Net income (loss)	$170,716	$(48,900)	$456	$48,444	(b)	$170,716
Total other comprehensive income (loss)	515	515	—	(515)		515
Comprehensive income (loss)	$171,231	$(48,385)	$456	$47,929		$171,231

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirteen Weeks Ended August 27, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$7,995,349	$60,581	$(26,124	)(a)	$8,029,806
Costs and expenses:
Cost of revenues	—	6,080,299	57,767	(25,003	)(a)	6,113,063
Selling, general and administrative expenses	—	1,776,135	3,233	(1,121	)(a)	1,778,247
Lease termination and impairment expenses	—	7,233	—	—		7,233
Interest expense	100,933	4,447	8	—		105,388
Loss on sale of assets, net	—	174	—	—		174
Equity in earnings of subsidiaries, net of tax	(115,706)	593	—	115,113	(b)	—
	(14,773)	7,868,881	61,008	88,989		8,004,105
Income (loss) before income taxes	14,773	126,468	(427)	(115,113)		25,701
Income tax expense	—	10,762	166	—		10,928
Net income (loss)	$14,773	$115,706	$(593)	$(115,113	)(b)	$14,773
Total other comprehensive income (loss)	681	681	—	(681)		681
Comprehensive income (loss)	$15,454	$116,387	$(593)	$(115,794)		$15,454

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Twenty-Six Weeks Ended September 2, 2017 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$15,417,291	$81,327	$(38,262	)(a)	$15,460,356
Costs and expenses:
Cost of revenues	—	11,875,730	77,863	(39,274	)(a)	11,914,319
Selling, general and administrative expenses	—	3,489,908	4,676	1,012	(a)	3,495,596
Lease termination and impairment expenses	—	7,214	—	—		7,214
Interest expense	211,317	9,855	26	—		221,198
Walgreens Boots Alliance merger termination fee	(325,000)	—	—	—		(325,000)
Gain on sale of assets, net	—	(20,216)	—	—		(20,216)
Equity in earnings of subsidiaries, net of tax	18,316	856	—	(19,172	)(b)	—
	(95,367)	15,363,347	82,565	(57,434)		15,293,111
Income before income taxes	95,367	53,944	(1,238)	19,172		167,245
Income tax expense (benefit)	—	72,260	(382)	—		71,878
Net income (loss)	$95,367	$(18,316)	$(856)	$19,172	(b)	$95,367
Total other comprehensive income (loss)	1,029	1,029	—	(1,029)		1,029
Comprehensive income (loss)	$96,396	$(17,287)	$(856)	$18,143		$96,396

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Twenty-Six Weeks Ended August 27, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$16,163,541	$119,109	$(68,663	)(a)	$16,213,987
Costs and expenses:
Cost of revenues	—	12,355,746	113,613	(66,415	)(a)	12,402,944
Selling, general and administrative expenses	—	3,567,772	5,970	(2,248	)(a)	3,571,494
Lease termination and impairment expenses	—	13,014	—	—		13,014
Interest expense	201,380	9,114	7	—		210,501
Loss on sale of assets, net	—	1,230	—	—		1,230
Equity in earnings of subsidiaries, net of tax	(211,565)	645	—	210,920	(b)	—
	(10,185)	15,947,521	119,590	142,257		16,199,183
Income (loss) before income taxes	10,185	216,020	(481)	(210,920)		14,804
Income tax expense	—	4,455	164	—		4,619
Net income (loss)	$10,185	$211,565	$(645)	$(210,920	)(b)	$10,185
Total other comprehensive income (loss)	1,362	1,362	—	(1,362)		1,362
Comprehensive income (loss)	$11,547	$212,927	$(645)	$(212,282)		$11,547

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Twenty-Six Weeks Ended September 2, 2017 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Operating activities:
Net cash provided by operating activities	$123,440	$167,697	$6,694	$—	$297,831
Investing activities:
Payments for property, plant and equipment	—	(120,461)	—	—	(120,461)
Intangible assets acquired	—	(13,073)	—	—	(13,073)
Intercompany activity	—	(66,345)	—	66,345	—
Proceeds from dispositions of assets and investments	—	17,407	—	—	17,407
Proceeds from insured loss	—	3,627	—	—	3,627
Net cash (used in) provided by investing activities	—	(178,845)	—	66,345	(112,500)
Financing activities:
Net payments to revolver	(190,000)	—	—	—	(190,000)
Principal payments on long-term debt	—	(8,096)	—	—	(8,096)
Change in zero balance cash accounts	—	10,189	—	—	10,189
Net proceeds from issuance of common stock	215	—	—	—	215
Payments for taxes related to net share settlement of equity awards	—	(4,071)	—	—	(4,071)
Intercompany activity	66,345	—	—	(66,345)	—
Net cash provided by (used in) financing activities	(123,440)	(1,978)	—	(66,345)	(191,763)
(Decrease) increase in cash and cash equivalents	—	(13,126)	6,694	—	(6,432)
Cash and cash equivalents, beginning of period	—	213,104	32,306	—	245,410
Cash and cash equivalents, end of period	$—	$199,978	$39,000	$—	$238,978

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Twenty-Six Weeks Ended August 27, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(192,321)	$211,970	$(610)	$—	$19,039
Investing activities:
Payments for property, plant and equipment	—	(225,718)	—	—	(225,718)
Intangible assets acquired	—	(28,869)	—	—	(28,869)
Intercompany activity	—	61,637	—	(61,637)	—
Proceeds from dispositions of assets and investments	—	6,833	—	—	6,833
Net cash (used in) provided by investing activities	—	(186,117)	—	(61,637)	(247,754)
Financing activities:
Net proceeds from revolver	250,000	—	—	—	250,000
Principal payments on long-term debt	—	(11,230)	—	—	(11,230)
Change in zero balance cash accounts	—	534	—	—	534
Net proceeds from issuance of common stock	3,958	—	—	—	3,958
Excess tax benefit on stock options and restricted stock	—	3,248	—	—	3,248
Payments for taxes related to net share settlement of equity awards	—	(6,173)	—	—	(6,173)
Intercompany activity	(61,637)	—	—	61,637	—
Net cash provided by (used in) financing activities	192,321	(13,621)	—	61,637	240,337
Increase (decrease) in cash and cash equivalents	—	12,232	(610)	—	11,622
Cash and cash equivalents, beginning of period	—	90,569	33,902	—	124,471
Cash and cash equivalents, end of period	$—	$102,801	$33,292	$—	$136,093

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

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 4,507 retail stores. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmacy Purchasing and Delivery Agreement with McKesson Corporation, and the majority of our front end products through our network of ten distribution centers. In addition, the Retail Pharmacy segment includes 99 RediClinic walk-in retail clinics, of which 63 are located within Rite Aid retail stores in the Baltimore/Washington D.C, Philadelphia, Seattle and New Jersey markets.

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

Pending Asset Sale to WBA

On September 18, 2017, we entered into the Amended and Restated Asset Purchase Agreement with WBA and Buyer, which amends and restates in its entirety the Original APA. Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer will purchase from us 1,932 stores, three (3) distribution centers, related inventory and other specified assets related thereto for a purchase price of approximately $4.375 billion, on a cash-free, debt-free basis, plus Buyer’s assumption of certain liabilities of Rite Aid and its affiliates.  On September 19, 2017, we announced that the waiting period under the HSR Act expired with respect to the Sale.  The expiration of the waiting period under the HSR Act satisfies one of the conditions to the closing of the Sale.  Completion of the Sale remains subject to various closing conditions, including but not limited to (i)  the absence of a material adverse effect on the stores and distribution centers being acquired in the Sale and (ii) a duplicate copy of our key information technology systems and prescription dispensing system being operational.

We, WBA and Buyer have each made customary representations and warranties. We have agreed to various covenants and agreements, including, among others, our agreement to conduct our business at the Acquired Stores in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the closing of the Sale, subject to certain exceptions, and our, WBA and Buyer’s agreement to use our respective reasonable best efforts to obtain all authorizations and approvals from governmental authorities.  We have agreed to provide transition services to Buyer for up to (3) three years after closing of the Sale.

The Amended and Restated Asset Purchase Agreement contains specified termination rights for us and WBA, including a mutual termination right in the event any court of competent jurisdiction or other governmental entity shall have issued a final and nonappealable legal restraint that prevents, makes illegal, prohibits, restrains or enjoins the completion of the Sale, and a termination right for WBA prior to the closing of the first set of stores in the Sale in the event we enter into an agreement to sell all of the remainder of Rite Aid or over 50% of its stock or assets to a third party. In the event that we enter into an agreement to sell all of the remainder of Rite Aid or over 50% of our stock or assets to a third party prior to the end of the transition period under the TSA, any potential acquirer would be obligated to assume our remaining obligations under the TSA.  Under the terms of the Amended and Restated Asset Purchase Agreement, we have the option to purchase pharmaceutical drugs through an affiliate of WBA under terms, including cost, that are substantially equivalent to Walgreen’s for a period of ten (10) years, subject to certain terms and conditions.

Overview of Financial Results

Our net income for the thirteen and twenty-six week periods ended September 2, 2017 was $170.7 million or $0.16 per basic and diluted share and $95.4 million or $0.09 per basic and diluted share, respectively, compared to net income of $14.8 million or $0.01 per basic and diluted share and $10.2 million or $0.01 per basic and diluted share for the thirteen and twenty-six week periods ended August 27, 2016. The increase in the thirteen and twenty-six week operating results was due primarily to the receipt of the $325.0 million termination fee from WBA for the termination of the merger agreement, effective June 28, 2017, partially offset by a decrease in Adjusted EBITDA and higher income tax expense.

Our Adjusted EBITDA for the thirteen and twenty-six week periods ended September 2, 2017 was $213.3 million or 2.8 percent of revenues and $405.8 million or 2.6 percent of revenues, respectively, compared $312.7 million or 3.9 percent of revenues and $598.7 million or 3.7  percent of revenues for the thirteen and twenty-six week periods ended August 27, 2016, respectively.  The decline in Adjusted EBITDA for the thirteen week period ended September 2, 2017 was due primarily to a decrease of $98.6 million in the Retail Pharmacy segment. The decrease in the Retail Pharmacy segment Adjusted EBITDA was primarily driven by a decline in pharmacy gross profit, which was due to a decline in reimbursement rates, which we were unable to fully offset with generic purchasing efficiencies, and lower script counts. The decline in pharmacy gross profit was partially offset by a reduction of SG&A expenses of $49.8 million resulting from cost control initiatives in our Retail Pharmacy segment. Adjusted EBITDA in the Pharmacy Services segment was flat as compared to the prior year.

The decline in our Adjusted EBITDA for the twenty-six week period ended September 2, 2017 was due primarily to a decrease of $199.5 million in the Retail Pharmacy segment driven by lower reimbursement rates and a decrease in prescription count. The decline in pharmacy reimbursement rates were partially offset by generic drug purchasing efficiencies and a reduction of SG&A expenses of $91.3 million resulting from expense reduction initiatives in our Retail Pharmacy segment. The decline in Retail Pharmacy segment Adjusted EBITDA was partially offset by an increase of $6.7 million of Pharmacy Services segment Adjusted EBITDA driven by strong operating results in the current year. Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

For the remainder of the year, we expect reimbursement rate pressures to be only partially offset by generic drug purchasing efficiencies and SG&A expense reductions.

Consolidated Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
	(dollars in thousands except per share amounts)
Revenues(a)	$7,678,903	$8,029,806	$15,460,356	$16,213,987
Revenue (decline) growth	(4.4)%	4.8%	(4.6)%	13.3%
Net income	$170,716	$14,773	$95,367	$10,185
Net income per diluted share	$0.16	$0.01	$0.09	$0.01
Adjusted EBITDA(b)	$213,270	$312,653	$405,834	$598,655
Adjusted Net (Loss) Income(b)	$(15,602)	$36,381	$(62,506)	$53,173
Adjusted Net (Loss) Income per Diluted Share(b)	$(0.01)	$0.03	$(0.06)	$0.05

(a)                                 Revenues for the thirteen and twenty-six weeks ended September 2, 2017 exclude $81,857 and $163,853, respectively, of inter-segment activity that is eliminated in consolidation. Revenues for the thirteen and twenty-six weeks ended August 27, 2016 exclude $90,552 and $184,278, respectively, of inter-segment activity that is eliminated in consolidation.

(b)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 4.4% and 4.6% for the thirteen and twenty-six weeks ended September 2, 2017, respectively, compared to an increase of 4.8% and 13.3% for the thirteen and twenty-six weeks ended August 27, 2016. Revenues for the thirteen week period ended September 2, 2017 were negatively impacted by a $217.6 million decrease in Retail Pharmacy segment revenues and a $142.0 million decrease in Pharmacy Services segment revenues.  Revenues for the twenty-six week period ended September 2, 2017 were negatively impacted by a $542.9 million decrease in Retail Pharmacy segment revenues and a $231.2 million decrease in Pharmacy Services segment revenues.  Same store sales trends for the thirteen and twenty-six week periods ended September 2, 2017 and August 27, 2016 are described in the “Segment Analysis” section below.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
	(dollars in thousands)
Cost of revenues (a)	$5,891,900	$6,113,063	$11,914,319	$12,402,944
Gross profit	1,787,003	1,916,743	3,546,037	3,811,043
Gross margin	23.3%	23.9%	22.9%	23.5%
Selling, general and administrative expenses	1,734,306	1,778,247	3,495,596	3,571,494
Selling, general and administrative expenses as a percentage of revenues	22.6%	22.1%	22.6%	22.0%
Lease termination and impairment charges	3,128	7,233	7,214	13,014
Interest expense	111,261	105,388	221,198	210,501
(Gain) loss on sale of assets, net	(14,495)	174	(20,216)	1,230

(a)                                 Cost of revenues for the thirteen and twenty-six weeks ended September 2, 2017 exclude $81,857 and $163,853, respectively, of inter-segment activity that is eliminated in consolidation. Cost of revenues for the thirteen and twenty-six weeks ended August 27, 2016 exclude $90,552 and $184,278, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit decreased by $129.7 million for the thirteen week period ended September 2, 2017 compared to the thirteen week period ended August 27, 2016. Gross profit decreased by $265.0 million for the twenty-six week period ended September 2, 2017 compared to the twenty-six week period ended August 27, 2016. Gross profit for the thirteen week period ended September 2, 2017 includes a decline of $135.6 million in our Retail Pharmacy segment, partially offset by increased gross profit of $5.9 million in our Pharmacy Services segment. Gross profit for the twenty-six week period ended September 2, 2017 includes a decline of $286.9 million in our Retail Pharmacy segment, partially offset by increased gross profit of $21.9 million in our Pharmacy Services segment. Gross margin was 23.3% and 22.9%, respectively for the thirteen and twenty-six week periods ended September 2, 2017 compared to 23.9% and 23.5%, respectively, for the thirteen and twenty-six week periods ended August 27, 2016. The decrease in gross margin for the thirteen and twenty-six week periods ended September 2, 2017 is due primarily to lower reimbursement rates in the Retail Pharmacy segment that were not fully offset by generic drug purchasing efficiencies. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A decreased $43.9 million and $75.9 million for the thirteen and twenty-six week periods ended September 2, 2017, respectively, compared to the thirteen and twenty-six week periods ended August 27, 2016.  The decrease in SG&A for the thirteen week period ended September 2, 2017 includes a decrease of $49.8 million relating to our Retail Pharmacy segment, partially offset by an increase of $5.8 million relating to our Pharmacy Services segment. The decrease in SG&A for the twenty-six week period ended September 2, 2017 includes a decrease of $91.3 million relating to our Retail Pharmacy segment, partially offset by an increase of $15.4 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
Impairment charges	$35	$78	$694	$697
Lease termination charges	3,093	7,155	6,520	12,317
	$3,128	$7,233	$7,214	$13,014

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Lease Termination and Impairment Charges” included in our Fiscal 2017 10-K for a detailed description of our impairment and lease termination methodology.

Interest Expense

Interest expense was $111.3 million and $221.2 million for the thirteen and twenty-six week periods ended September 2, 2017, respectively, compared to $105.4 million and $210.5 million for the thirteen and twenty-six week periods ended August 27, 2016, respectively. Interest expense was higher due to higher average outstanding borrowings on our Amended and Restated Senior Secured Credit Facility. The weighted average interest rates on our indebtedness for the twenty-six week periods ended September 2, 2017 and August 27, 2016 were 5.5% and 5.3%, respectively.

Income Taxes

We recorded an income tax expense of $107.1 million and $10.9 million for the thirteen week periods ended September 2, 2017 and August 27, 2016, respectively, and an income tax expense of $71.9 million and $4.6 million for the twenty-six week periods ended September 2, 2017 and August 27, 2016, respectively.  The effective tax rate for the thirteen week periods ended September 2, 2017 and August 27, 2016 was 38.5% and 42.5%, respectively.  The effective tax rate for the twenty-six week periods ended September 2, 2017 and August 27, 2016 was 42.9% and 31.2%, respectively.  The effective tax rate for the thirteen and twenty-six week periods ended September 2, 2017 includes an adjustment of 3.0% and 10.4%, respectively, related to the tax impact of the Walgreens Boots Alliance merger termination fee.  The lower effective income tax expense rate for the twenty-six week period ended August 27, 2016 is the result of a discrete income tax benefit recorded for the lapse of a statute of limitations on an uncertain tax position which lowered the Company’s effective income tax expense rate by 8.9%.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain.  We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $234.7 million and $226.7 million, which relates primarily to state deferred tax assets at September 2, 2017 and March 4, 2017, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA.  The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail Pharmacy Segment	Pharmacy Services Segment	Intersegment Eliminations (1)	Consolidated Totals
Thirteen Week Period Ended
September 2, 2017:
Revenue	$6,267,929	$1,492,831	$(81,857)	$7,678,903
Gross Profit	1,683,741	103,262	—	1,787,003
Adjusted EBITDA(*)	163,995	49,275	—	213,270
August 27, 2016:
Revenue	$6,485,482	$1,634,876	$(90,552)	$8,029,806
Gross Profit	1,819,349	97,394	—	1,916,743
Adjusted EBITDA(*)	262,643	50,010	—	312,653
Twenty-Six Week Period Ended
September 2, 2017:
Revenue	$12,618,137	$3,006,072	$(163,853)	$15,460,356
Gross Profit	3,337,803	208,234	—	3,546,037
Adjusted EBITDA(*)	307,960	97,874	—	405,834
August 27, 2016:
Revenue	$13,161,030	$3,237,235	$(184,278)	$16,213,987
Gross Profit	3,624,716	186,327	—	3,811,043
Adjusted EBITDA(*)	507,470	91,185	—	598,655

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

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
	(dollars in thousands)
Revenues	$6,267,929	$6,485,482	$12,618,137	$13,161,030
Revenue decline	(3.4)%	(2.4)%	(4.1)%	(1.0)%
Same store sales decline	(3.4)%	(2.5)%	(3.7)%	(1.0)%
Pharmacy sales decline	(5.1)%	(3.7)%	(5.2)%	(1.8)%
Same store prescription count (decline) growth, adjusted to 30-day equivalents	(1.8)%	0.4%	(1.4)%	0.9%
Same store pharmacy sales decline	(4.6)%	(3.6)%	(4.8)%	(1.8)%
Pharmacy sales as a % of total retail sales	67.8%	68.5%	67.8%	68.7%
Third party sales as a % of total pharmacy sales	98.3%	98.1%	98.3%	98.0%
Front-end sales (decline) growth	(1.2)%	0.0%	(1.5)%	0.6%
Same store front-end sales (decline) growth	(0.9)%	0.1%	(1.2)%	0.7%
Front-end sales as a % of total retail sales	32.2%	31.5%	32.2%	31.3%
Adjusted EBITDA(*)	$163,995	$262,643	$307,960	$507,470
Store data:
Total stores (beginning of period)	4,523	4,560	4,536	4,561
New stores	1	3	2	7
Store acquisitions	—	1	—	2
Closed stores	(17)	(14)	(31)	(20)
Total stores (end of period)	4,507	4,550	4,507	4,550
Relocated stores	1	6	5	10
Remodeled and expanded stores	55	85	123	164

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 3.4% for the thirteen weeks ended September 2, 2017 compared to a decrease of 2.4% for the thirteen weeks ended August 27, 2016. The decrease in revenues for the thirteen week period ended September 2, 2017 was primarily a result of the decrease in pharmacy same store sales.

Pharmacy same store sales decreased by 4.6% for the thirteen week period ended September 2, 2017 compared to the 3.6% decrease in the thirteen week period ended August 27, 2016. The decrease in the current period is due primarily to the 1.8% decrease in same store prescription count compared to the prior year period driven in part by being excluded from certain pharmacy networks that we participated in last year.  Same store prescription sales were also impacted by continued lower reimbursement rates and an approximate 1.9% negative impact from generic introductions.

Front-end same store sales decreased 0.9% during the thirteen week period ended September 2, 2017 compared to an increase of 0.1% during the thirteen week period ended August 27, 2016. The decrease in front end same store sales is due to a highly competitive retail sales environment.

Revenues decreased 4.1% for the twenty-six weeks ended September 2, 2017 compared to a decrease of 1.0% for the twenty-six weeks ended August 27, 2016. The decrease in revenues for the twenty-six week period ended September 2, 2017 was primarily a result of the decrease in pharmacy same store sales.

Pharmacy same store sales decreased by 4.8% for the twenty-six week period ended September 2, 2017 compared to the 1.8% decrease in the twenty-six week period ended August 27, 2016. The decrease in the current period is due primarily to continued lower reimbursement rates, an approximate 2.1% negative impact from generic introductions, and a 1.4% decrease in same store prescription count.

Front-end same store sales decreased by 1.2% during the twenty-six week period ended September 2, 2017 compared to the 0.7% increase in the twenty-six week period ended August 27, 2016. The decrease in front end same store sales is due to a highly competitive retail sales environment.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
	(dollars in thousands)
Cost of revenues	$4,584,188	$4,666,133	$9,280,334	$9,536,314
Gross profit	1,683,741	1,819,349	3,337,803	3,624,716
Gross margin	26.9%	28.1%	26.5%	27.5%
FIFO gross profit(*)	1,689,373	1,833,109	3,360,309	3,652,227
FIFO gross margin(*)	27.0%	28.3%	26.6%	27.8%
Selling, general and administrative expenses	1,658,873	1,708,633	3,341,264	3,432,536
Selling, general and administrative expenses as a percentage of revenues	26.5%	26.4%	26.5%	26.1%

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased $135.6 million for the thirteen week period ended September 2, 2017 as compared to the thirteen week period ended August 27, 2016.  Gross profit was negatively impacted by lower reimbursement rates that were not fully offset by generic drug purchasing efficiencies and a decrease in prescription count.

Gross profit decreased $286.9 million for the twenty-six week period ended September 2, 2017 as compared to the twenty-six week period ended August 27, 2016. Gross profit was negatively impacted by the decrease in pharmacy gross profit due to lower reimbursement rates that were not fully offset by generic drug purchasing efficiencies and a decrease in prescription count.

Gross margin was 26.9% and 26.5% of sales for the thirteen and twenty-six week periods ended September 2, 2017, respectively, compared to 28.1% and 27.5% of sales for the thirteen and twenty-six week periods ended August 27, 2016, respectively. The decrease in gross margin for the thirteen and twenty-six week period was due primarily to lower reimbursement rates that were not fully offset by generic drug purchasing efficiencies, partially offset by a lower estimated LIFO charge.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $5.6 million and $22.5 million for the thirteen and twenty-six week periods ended September 2, 2017, respectively, compared to $13.8 million and $27.5 million for the thirteen and twenty-six week periods ended August 27, 2016, respectively.

Selling, General and Administrative Expenses

SG&A expenses as a percentage of revenues were 26.5% in the thirteen week period ended September 2, 2017 compared to 26.4% in the thirteen week period ended August 27, 2016. The increase in SG&A as a percentage of revenues was due primarily to fixed costs increasing as a percentage of revenues, as revenues declined. SG&A dollars decreased by $49.8 million due to expense efficiency initiatives that resulted in reduced payroll and operating expenses.

SG&A expenses as a percentage of revenues were 26.5% in the twenty-six week period ended September 2, 2017 compared to 26.1% in the twenty-six week period ended August 27, 2016. The increase in SG&A as a percentage of revenues was due primarily to fixed costs increasing as a percentage of revenues, as revenues declined. SG&A dollars decreased by $91.3 million due to expense efficiency initiatives that resulted in reduced payroll and operating expenses.

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

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
	(dollars and plan members in thousands)
Revenues	$1,492,831	$1,634,876	$3,006,072	$3,237,235
Revenue decline (1)	(8.7)%	N/A	(7.1)%	N/A
Adjusted EBITDA(*)	$49,275	$50,010	$97,874	$91,185
Plan Members	3,765	4,064	3,765	4,064

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

(1)                                 The August 27, 2016 amounts are labeled N/A as we do not have a full comparable period.

Revenues

Pharmacy Services segment revenue for the thirteen week period ended September 2, 2017 was $1,492.8 million as compared to revenue of $1,634.9 million for the thirteen week period ended August 27, 2016. Pharmacy Services segment revenue for the twenty-six week period ended September 2, 2017 was $3,006.1 million compared to revenue of $3,237.2 million for the twenty-six week period ended August 27, 2016. The decrease in the thirteen and twenty-six week revenue for the segment is due to our election to participate in fewer Medicare Part D regions, which caused a decrease in covered lives at EIC.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
	(dollars in thousands)
Cost of revenues	$1,389,569	$1,537,482	$2,797,838	$3,050,908
Gross profit	103,262	97,394	208,234	186,327
Gross margin	6.9%	6.0%	6.9%	5.8%
Selling, general and administrative expenses	75,433	69,614	154,332	138,958
Selling, general and administrative expenses as a percentage of revenues	5.1%	4.3%	5.1%	4.3%

Gross Profit and Cost of Revenues

Gross profit for the thirteen week period ended September 2, 2017 was $103.3 million as compared to gross profit of $97.4 million for the thirteen week period ended August 27, 2016. Gross profit for the twenty-six week period ended September 2, 2017 was $208.2 million as compared to gross profit of $186.3 million for the twenty-six week period ended August 27, 2016. The increase in the thirteen and twenty-six week gross profit for the segment is primarily due to improved customer mix.

Gross margin was 6.9% of sales for the thirteen week period ended September 2, 2017 compared to 6.0% of sales for the thirteen week period ended August 27, 2016. Gross margin was 6.9% of sales for the twenty-six week period ended September 2, 2017 compared to 5.8% of sales for the twenty-six week period ended August 27, 2016. The increase in the thirteen and twenty-six week gross margin for the segment is due primarily to improved customer mix.

Selling, General and Administrative Expenses

Pharmacy Services segment selling, general and administrative expenses for the thirteen week period ended September 2, 2017 was $75.4 million or 5.1% of revenues as compared to $69.6 million or 4.3% of revenues for the thirteen week period ended August 27, 2016. Pharmacy Services segment selling, general and administrative expenses for the twenty-six week period ended September 2, 2017 was $154.3 million or 5.1% of revenues as compared to $139.0 million or 4.3% of revenues for the twenty-six week period ended August 27, 2016. The increase in the thirteen and twenty-six week period selling, general and administrative expenses is primarily the result of additional payroll costs.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our Amended and Restated Senior Secured Credit Facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of September 2, 2017 was $1,448.6 million, which consisted of revolver borrowing capacity of $1,400.7 million and invested cash of $47.9 million.

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

Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At September 2, 2017, we had $2,240.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $59.3 million, which resulted in additional borrowing capacity of $1,400.7 million. If at any time the total credit exposure outstanding under our Amended and Restated Senior Secured Credit Facility and the principal amount of our other senior obligations exceeds the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall.

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

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolver is less than $200.0 million or (b) on the third consecutive business day on which availability under the revolver is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of September 2, 2017, we had availability under our revolver of $1,400.7 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the senior secured credit facility’s financial covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of September 2, 2017, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.8 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). Assuming a fully drawn revolver and the outstanding letters of credit, we could incur an additional $350.0 million in secured debt. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of September 2, 2017, we had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash flow provided by operating activities was $297.8 million and $19.0 million in the twenty-six week periods ended September 2, 2017 and August 27, 2016, respectively. Operating cash flow was positively impacted by the $325.0 million WBA merger termination fee, the corresponding change in deferred taxes, and an increase in accounts payable. Accounts payable increased due to the timing of inventory purchases at our Retail Pharmacy segment and increased amounts payable to our pharmacy network in our Pharmacy Services segment. These positive working capital changes were partially offset by increases in accounts receivable, inventory and other assets and liabilities.  Accounts receivable increased primarily due to increased receivables at our Pharmacy Services segment, based on their normal business cycle.  Front end inventory increased at our Retail Pharmacy segment due to seasonal inventory build.  Other assets and liabilities increased due to the timing of rent payments in our Retail Pharmacy segment.

Cash used in investing activities was $112.5 million and $247.8 million for the twenty-six week periods ended September 2, 2017 and August 27, 2016, respectively. Cash used for the purchase of property, plant, and equipment was lower than in the prior year primarily due to fewer Wellness store remodels in the current year.

Cash used in financing activities was $191.8 million for the twenty-six week period ended September 2, 2017 as compared to cash provided by financing activities of $240.3 million for the twenty-six week period ended August 27, 2016. Cash used in financing activities for the twenty-six week period ended September 2, 2017 reflects net payments on the revolver and scheduled payments on our long-term debt and capital leases.

Capital Expenditures

During the thirteen and twenty-six week periods ended September 2, 2017 and August 27, 2016 capital expenditures were as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
New store construction, store relocation and store remodel projects	$37,086	$66,079	$79,711	$127,491
Technology enhancements, improvements to distribution centers and other corporate requirements	22,637	53,562	40,750	98,227
Purchase of prescription files from other retail pharmacies	4,839	12,488	13,073	28,869
Total capital expenditures	$64,562	$132,129	$133,534	$254,587

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolver and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months, or until the closing of the Amended and Restated Asset Purchase Agreement, at which time we anticipate a significant reduction in our debt levels. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect to be subject to the fixed charge covenant in our Amended and Restated Senior Secured Credit Facility in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. From time to time, we may seek additional deleveraging transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or seek to refinance our outstanding debt (including our Amended and Restated Senior Secured Credit Facility) or may otherwise seek transactions to reduce interest expense and extend debt maturities. Any of these transactions could impact our financial results.

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

Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP metrics serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, inventory write-downs related to store closings, debt retirements, the Walgreens Boots Alliance merger termination fee, and other items (including stock-based compensation expense, merger and acquisition-related costs, severance and costs related to distribution center closures, gain or loss on sale of assets, and revenue deferrals related to our customer loyalty program). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors. In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

The following is a reconciliation of our net income to Adjusted EBITDA for the thirteen and twenty-six week periods ended September 2, 2017 and August 27, 2016:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
	(dollars in thousands)
Net income	$170,716	$14,773	$95,367	$10,185
Interest expense	111,261	105,388	221,198	210,501
Income tax expense	107,087	10,928	71,878	4,619
Depreciation and amortization expense	132,012	142,051	274,104	280,839
LIFO charge	5,632	13,760	22,506	27,511
Lease termination and impairment charges	3,128	7,233	7,214	13,014
Walgreens Boots Alliance merger termination fee	(325,000)	—	(325,000)	—
Other	8,434	18,520	38,567	51,986
Adjusted EBITDA	$213,270	$312,653	$405,834	$598,655

The following is a reconciliation of our net income to Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share for the thirteen and twenty-six week periods ended September 2, 2017 and August 27, 2016. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization of EnvisionRx intangible assets, merger and acquisition-related costs, loss on debt retirements, LIFO adjustments, and the Walgreens Boots Alliance merger termination fee. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share serve as appropriate measures to be used in evaluating the performance of our business and help our investors better compare our operating performance over multiple periods.

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2017	August 27, 2016	September 2, 2017	August 27, 2016
	(dollars in thousands)
Net income	$170,716	$14,773	$95,367	$10,185
Add back—Income tax expense	107,087	10,928	71,878	4,619
Income before income taxes	277,803	25,701	167,245	14,804
Adjustments:
Amortization of EnvisionRx intangible assets	19,560	20,853	40,276	41,168
LIFO charge	5,632	13,760	22,506	27,511
Merger and Acquisition-related costs	13,883	1,402	21,121	4,158
Walgreens Boots Alliance merger termination fee	(325,000)	—	(325,000)	—
Adjusted (loss) income before income taxes	(8,122)	61,716	(73,852)	87,641
Adjusted income tax expense (benefit)(a)	7,480	25,335	(11,346)	34,468
Adjusted net (loss) income	$(15,602)	$36,381	$(62,506)	$53,173
Net income per diluted share	$0.16	$0.01	$0.09	$0.01
Adjusted net (loss) income per diluted share	$(0.01)	$0.03	$(0.06)	$0.05

(a)                                 The fiscal year 2018 and 2017 annual effective tax rates, adjusted to exclude amortization of EnvisionRx intangible assets, LIFO charges, Merger and Acquisition-related costs and the Walgreens Boots Alliance merger termination fee from book income, are used for the thirteen and twenty-six weeks ended September 2, 2017 and August 27, 2016, respectively.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of September 2, 2017.

Fiscal Year	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value at 09/02/2017
	(dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$90	$—	$—	$902,000	$810,000	$2,223,000	$3,935,090	$3,932,679
Average Interest Rate	7.61%	0.00%	0.00%	9.25%	6.75%	6.38%	7.11%
Variable Rate	$—	$—	$2,240,000	$470,000	$500,000	$—	$3,210,000	$3,214,775
Average Interest Rate	0.00%	0.00%	2.92%	5.75%	4.88%	0.00%	3.64%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility, Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of September 2, 2017, our annual interest expense would change by approximately $34.4 million.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our Fiscal Year 2017 10-K filed with the SEC on May 3, 2017, and in Part II, Item 1 of our Fiscal Year 2018, first quarter 10-Q filed with the SEC on July 6, 2017.  The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with the 10-K and our Fiscal Year 2018, first quarter 10-Q.

On July 12, 2017, the Hering plaintiffs filed a motion to set a status conference.  Later the same day, the Pennsylvania District Court ordered the plaintiffs to submit a letter advising the court of the purpose of the requested status conference, any claims that the plaintiffs believe remain in light of the dissolution of the merger, and if any claims remain, the relief the plaintiffs seek.  Pursuant to the court’s order, the plaintiffs’ letter was submitted on July 21, 2017, and the Rite Aid Defendants submitted a letter in response on July 28, 2017.  On August 4, 2017, the Pennsylvania District Court entered an order lifting the stay, noting that the original claims in this matter are now moot, and directed the plaintiffs to file a motion for leave to amend the complaint, with brief in support thereof, on or before September 15, 2017.  On September 12, 2017, the Pennsylvania District Court granted the plaintiffs’ unopposed motion to extend time, extending the deadline for the plaintiffs to file their motion to September 22, 2017.

On August 3, 2017 in the Indergit lawsuit, the court entered an order granting plaintiff’s unopposed motion for preliminary approval of the settlement and notice of the settlement was sent to putative class members on September 7, 2017.  A final approval hearing is scheduled for January 11, 2018.  In the event the settlement does not receive final approval by the court, the litigation may resume. If such occurs, we presently are not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit.

In the DUR/Code 1 matter, we received a draft copy of the government’s complaint, which has yet to be filed.  At this stage of the proceedings, we are not able to either predict the outcome or estimate a potential range of loss with respect to this matter, and are vigorously defending this potential lawsuit.

On July 7, 2017 in the Omlansky lawsuit, our demurrer to the Fourth Amended Complaint was sustained without leave for Relator to amend.  The court entered a final judgment of dismissal of each of Relator’s claims on August 3, 2017.  Relator’s time to appeal the judgment has yet to expire.  At this stage of the proceedings, and due to the legal issues Relator may attempt to raise on appeal, we are unable to predict the outcome of any potential appeal by Relator.

ITEM 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Fiscal 2017 10-K, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities.  The table below is a listing of repurchases of common stock during the second quarter of fiscal 2018.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
June 4 to July 1, 2017(1)	849	$3.10	—	—
July 2 to July 29, 2017(1)	536	$2.32	—	—
July 30 to September 2, 2017(1)	24	$2.22	—	—

(1)                                 Represents shares withheld by the Company, at the election of certain holders of vested restricted stock, with a market value approximating the amount of withholding taxes due.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

(a)                                 The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Asset Purchase Agreement, dated September 18, 2017, among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Walgreen Co.	Exhibit 2.1 to Form 8-K, filed on September 19, 2017
3.1	Amended and Restated Certificate of Incorporation, dated January 22, 2014	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Amended and Restated By-Laws	Exhibit 3.2 to Form 10-Q, filed on January 6, 2016
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

Exhibit 4.1 to Form 8-K, filed on April 2, 2015
10.1	Amendment and Restated Employment Agreement by and between Rite Aid Corporation and Bryan Everett, dated as of August 29, 2017	Filed herewith
10.2	Retention Agreement, dated August 11, 2017, by and between Douglas Donley	Filed herewith
10.3	Retention Agreement, dated August 11, 2017, by and between Bryan Everett	Filed herewith
10.4	Retention Agreement, dated August 11, 2017, by and between Darren Karst	Filed herewith
10.5	Retention Agreement, dated August 11, 2017, by and between Jocelyn Konrad	Filed herewith
10.6	Retention Agreement, dated August 11, 2017, by and between Enio Montini	Filed herewith
10.7	Retention Agreement, dated August 11, 2017, by and between David Abelman	Filed herewith
11	Statement regarding computation of earnings per share (See Note 4 to the condensed consolidated financial statements)	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at September 2, 2017 and March 4, 2017, (ii) Condensed Consolidated Statements of Operations for the thirteen and twenty-six week periods ended September 2, 2017 and August 27, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six week periods ended September 2, 2017 and August 27, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended September 2, 2017 and August 27, 2016 and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 5, 2017	RITE AID CORPORATION

	By:	/s/ DARREN W. KARST
Darren W. Karst
Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Date: October 5, 2017	By:	/s/ DOUGLAS E. DONLEY
Douglas E. Donley
Senior Vice President and Chief Accounting Officer