Form 10-Q
period 2017-12-02
RITE AID CORP
filed 2018-01-11
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2017

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

The registrant had 1,067,509,844 shares of its $1.00 par value common stock outstanding as of December 28, 2017.

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

•                  the impact of the loss of one or more major third party payor contracts;

•                  the inability to complete the remaining subsequent closings of the Sale (as defined in Note 3 below) and recognize the corresponding expected gain due to the failure to satisfy the minimal remaining conditions applicable only to the stores being transferred at such subsequent closing and other risks related to obtaining the requisite consents to the remaining subsequent closings of the Sale;

•                  the impact on our business, operating results and relationships with customers, suppliers, third party payors, and employees, resulting from our efforts over the past two years to consummate a significant transaction with Walgreens Boots Alliance, Inc. (“WBA”), including the fact that we did not obtain the required antitrust regulatory approvals for the contemplated merger and the original version of the asset sale agreement that was entered into following the termination of the merger;

•                  the risk that our stock price may decline significantly if the remaining subsequent closings of the Sale are not completed;

•                  our ability to refinance our indebtedness on terms favorable to us;

•                  there may be changes to our strategy in the event that the remaining subsequent closings of the Sale do not close, which may include delaying or reducing capital or other expenditures, selling assets or other operations, closing underperforming stores, attempting to restructure or refinance our debt, seeking additional capital or incurring other costs associated with restructuring our business;

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

•                  the potential reputational risk to our business during the period in which WBA is operating the Acquired Stores (as defined below) under the Rite Aid banner;

•                  the risk that the Tax Cuts and Jobs Act that was enacted on December 22, 2017 may have a negative impact on our financial results;

•                  the inability to fully realize the benefits of our tax attributes despite our entry into the Tax Benefits Preservation Plan;

•                  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended March 4, 2017 (the “Fiscal 2017 10-K”), which we filed with the SEC on May 3, 2017, our Quarterly Report on Form 10-Q for the thirteen weeks ended June 3, 2017 (the “First Quarter 2018 10-Q”) which we filed on July 6, 2017, and our Quarterly Report on Form 10-Q for the thirteen weeks ended September 2, 2017 (the “Second Quarter 2018 10-Q”) which we filed on October 5, 2017, as well as in the “Risk Factors” section of the Fiscal 2017 10-K. These documents are available on the SEC’s website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	December 2, 2017	March 4, 2017
ASSETS
Current assets:
Cash and cash equivalents	$169,800	$245,410
Accounts receivable, net	1,796,919	1,771,126
Inventories, net of LIFO reserve of $627,718 and $607,326	1,853,886	1,789,541
Prepaid expenses and other current assets	240,712	211,541
Current assets held for sale	1,868,128	1,047,670
Total current assets	5,929,445	5,065,288
Property, plant and equipment, net	1,479,214	1,526,462
Goodwill	1,682,847	1,682,847
Other intangibles, net	618,274	715,406
Deferred tax assets	1,419,544	1,505,564
Other assets	211,290	215,917
Noncurrent assets held for sale	—	882,268
Total assets	$11,340,614	$11,593,752
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$20,354	$17,709
Accounts payable	1,789,456	1,613,909
Accrued salaries, wages and other current liabilities	1,258,586	1,340,947
Current liabilities held for sale	3,837,519	32,683
Total current liabilities	6,905,915	3,005,248
Long-term debt, less current maturities	2,985,700	3,235,888
Lease financing obligations, less current maturities	31,654	37,204
Other noncurrent liabilities	592,201	643,950
Noncurrent liabilities held for sale	—	4,057,392
Total liabilities	10,515,470	10,979,682
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 1,067,887 and 1,053,690	1,067,887	1,053,690
Additional paid-in capital	4,846,213	4,839,854
Accumulated deficit	(5,048,182)	(5,237,157)
Accumulated other comprehensive loss	(40,774)	(42,317)
Total stockholders’ equity	825,144	614,070
Total liabilities and stockholders’ equity	$11,340,614	$11,593,752

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	December 2, 2017	November 26, 2016
Revenues	$5,353,170	$5,669,111
Costs and expenses:
Cost of revenues	4,166,447	4,424,259
Selling, general and administrative expenses	1,166,514	1,168,646
Lease termination and impairment charges	3,939	7,199
Interest expense	50,308	50,304
Loss (gain) on sale of assets, net	205	(225)
	5,387,413	5,650,183
Loss (income) from continuing operations before income taxes	(34,243)	18,928
Income tax benefit	(16,061)	(4,682)
Net (loss) income from continuing operations	(18,182)	23,610
Net income (loss) from discontinued operations, net of tax	99,213	(8,600)
Net income	$81,031	$15,010
Computation of (loss) income attributable to common stockholders:
(Loss) income from continuing operations attributable to common stockholders—basic and diluted	$(18,182)	$23,610
Income (loss) from discontinued operations attributable to common stockholders—basic and diluted	99,213	(8,600)
Income attributable to common stockholders—basic and diluted	$81,031	$15,010

Basic (loss) income per share:
Continuing operations	$(0.02)	$0.02
Discontinued operations	$0.10	$(0.01)
Net basic income per share	$0.08	$0.01

Diluted (loss) income per share:
Continuing operations	$(0.02)	$0.02
Discontinued operations	$0.10	$(0.01)
Net diluted income per share	$0.08	$0.01

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	December 2, 2017	November 26, 2016
Net income	$81,031	$15,010
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $342 and $451 tax expense	514	681
Total other comprehensive income	514	681
Comprehensive income	$81,545	$15,691

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016
Revenues	$16,134,704	$17,024,154
Costs and expenses:
Cost of revenues	12,624,365	13,308,505
Selling, general and administrative expenses	3,469,298	3,523,850
Lease termination and impairment charges	11,090	20,203
Interest expense	152,165	146,674
Walgreens Boots Alliance merger termination fee	(325,000)	—
Gain on sale of assets, net	(20,623)	(388)
	15,911,295	16,998,844
Income from continuing operations before income taxes	223,409	25,310
Income tax expense (benefit)	89,268	(3,824)
Net income from continuing operations	134,141	29,134
Net income (loss) from discontinued operations, net of tax	42,257	(3,939)
Net income	$176,398	$25,195
Computation of income (loss) attributable to common stockholders:
Income from continuing operations attributable to common stockholders—basic and diluted	$134,141	$29,134
Income (loss) from discontinued operations attributable to common stockholders—basic and diluted	42,257	(3,939)
Income attributable to common stockholders—basic and diluted	$176,398	$25,195

Basic income (loss) per share:
Continuing operations	$0.13	$0.03
Discontinued operations	$0.04	$(0.01)
Net basic income per share	$0.17	$0.02

Diluted income (loss) per share:
Continuing operations	$0.13	$0.03
Discontinued operations	$0.04	$(0.01)
Net diluted income per share	$0.17	$0.02

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016
Net income	$176,398	$25,195
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $1,026 and $1,353 tax expense	1,543	2,043
Total other comprehensive income	1,543	2,043
Comprehensive income	$177,941	$27,238

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016
Operating activities:
Net income	$176,398	$25,195
Net income (loss) from discontinued operations, net of tax	42,257	(3,939)
Net income from continuing operations	$134,141	$29,134
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	292,448	304,460
Lease termination and impairment charges	11,090	20,203
LIFO charge	20,393	25,266
Gain on sale of assets, net	(20,623)	(388)
Stock-based compensation expense	22,550	36,766
Changes in deferred taxes	98,597	6,165
Excess tax benefit on stock options and restricted stock	—	(3,809)
Changes in operating assets and liabilities:
Accounts receivable	(19,865)	(81,520)
Inventories	(84,731)	(128,568)
Accounts payable	118,941	178,266
Other assets and liabilities, net	(148,491)	(212,727)
Net cash provided by operating activities of continuing operations	424,450	173,248
Investing activities:
Payments for property, plant and equipment	(140,816)	(197,723)
Intangible assets acquired	(20,201)	(35,986)
Proceeds from insured loss	3,627	—
Proceeds from dispositions of assets and investments	19,254	10,217
Net cash used in investing activities of continuing operations	(138,136)	(223,492)
Financing activities:
Net (payments to) proceeds from revolver	(264,080)	280,000
Principal payments on long-term debt	(7,292)	(12,728)
Change in zero balance cash accounts	27,594	30,685
Net proceeds from issuance of common stock	4,416	4,412
Excess tax benefit on stock options and restricted stock	—	3,809
Payments for taxes related to net share settlement of equity awards	(4,103)	(6,254)
Net cash (used in) provided by financing activities of continuing operations	(243,465)	299,924
Cash flows from discontinued operations:
Operating activities of discontinued operations	(62,294)	(1,541)
Investing activities of discontinued operations	189,175	(148,884)
Financing activities of discontinued operations	(245,340)	(3,698)
Net cash used in discontinued operations	(118,459)	(154,123)
(Decrease) increase in cash and cash equivalents	(75,610)	95,557
Cash and cash equivalents, beginning of period	245,410	124,471
Cash and cash equivalents, end of period	$169,800	$220,028

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 2, 2017 and November 26, 2016

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended December 2, 2017 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2017 10-K.

The discussion and presentation of the operating and financial results of our business segments have been impacted by the following event.

On November 27, 2017, the Company announced that it had completed the pilot closing and first subsequent closing under the previously announced Amended and Restated Asset Purchase Agreement (the “Amended and Restated Asset Purchase Agreement” or the “Sale”), dated as of September 18, 2017, by and among the Company, WBA and Walgreen Co., an Illinois corporation and wholly owned direct subsidiary of WBA (“Buyer”). Based on its magnitude and because the Company is exiting certain markets, the Sale represents a significant strategic shift that has a material effect on the Company’s operations and financial results.  Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05 — Discontinued Operations (ASC 205-20).  In accordance with ASC 205-20, the Company reclassified the assets and liabilities to be sold, including 1,932 stores (the “Acquired Stores”), three (3) distribution centers, related inventory and other specified assets and liabilities related thereto (collectively the “Assets to be Sold” or “Disposal Group”) to assets and liabilities held for sale on its condensed consolidated balance sheets as of the periods ended December 2, 2017 and March 4, 2017, and reclassified the financial results of the Disposal Group in its condensed consolidated statements of operations and condensed consolidated statements of cash flows for all periods presented. Additionally, corporate support activities related to the Disposal Group were not reclassified to discontinued operations. Please see additional information as provided in Note 3 Asset Sale to WBA.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for certain aspects of share-based payments to employees in ASC Topic 718, Compensation — Stock Compensation. The new guidance eliminates the accounting for any excess tax benefits and deficiencies through equity and requires all excess tax benefits and deficiencies related to employee share-based compensation arrangements to be recorded in the income statement. This aspect of the new guidance is required to be applied prospectively. The new guidance also requires (i.) the presentation of excess tax benefits on the statement of cash flows as an operating activity rather than a financing activity, a change which may be applied prospectively or retrospectively and (ii.) the presentation of employee taxes paid when an employer withholds shares for tax withholding purposes on the statement of cash flows as a financing activity, a change which must be applied retrospectively. The new guidance further provides an accounting policy election to account for forfeitures as they occur rather than utilizing the estimated amount of forfeitures at the time of issuance. The Company adopted this new guidance effective March 5, 2017. The primary impact of adoption was (i.) the modified retrospective recognition of the cumulative amount of previously unrecognized excess tax benefits as an opening balance sheet adjustment and (ii.) the recognition of excess tax benefits in the income statement on a prospective basis, rather than equity. As a result, the Company (i.) increased the deferred tax asset and reduced accumulated deficit by $12,577 as of the beginning of the thirty-nine weeks ended December 2, 2017, and (ii.) the Company recognized a discrete income tax expense of $10,186 in income tax expense for the thirty-nine weeks ended December 2, 2017. The Company also elected to adopt the cash flow presentation of the excess tax benefits prospectively commencing in the first quarter of fiscal 2018. The retrospective application of cash paid on employees’ behalf related to shares withheld for tax purposes resulted in an increase to “Net cash provided by operating activities” and a decrease to “Net cash provided by financing activities” of $6,254 for the thirty-nine weeks ended November 26, 2016. The Company’s stock-based compensation expense continues to reflect estimated forfeitures. None of the other provisions in this new guidance had a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2015, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU removes inconsistencies, complexities and allows transparency and comparability of revenue transactions across entities, industries, jurisdictions and capital markets by providing a single comprehensive principles-based model with additional disclosures regarding uncertainties. The principles-based revenue recognition model has a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), an update to ASU 2014-09. This ASU amends ASU 2014-09 to defer the effective date by one year for annual reporting periods beginning after December 15, 2017 (fiscal 2019). Subsequently, the FASB has also issued accounting standards updates which clarify the guidance. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 (fiscal 2018). In transition, the ASU may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company does not intend to early adopt the new standard. The Company assembled a cross functional team to identify the population of contracts with customers, for both its Retail Pharmacy and Pharmacy Services segments, and evaluate them under the provisions of ASU 2014-09. The Company intends to adopt the new standard on a modified retrospective basis. Under this implementation method, the Company will recognize the cumulative effect of initially applying the new guidance as an adjustment to the opening retained earnings balance for the annual reporting period of initial application. While the Company is continuing its assessment of all of the potential impacts of the new standard, it does not expect the implementation of the standard to have a material impact on the Company’s consolidated financial position, results of operations or cash flow.

In February 2016, the FASB issued ASU No. 2016-02, Leases, (Topic 842), which is intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that engage in lease transactions (both lessee and lessor) that lease assets such as real estate and manufacturing equipment. This ASU will require organizations that lease assets—referred to as “leases”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years and interim periods within those years beginning January 1, 2019 (fiscal 2020). During its November 29, 2017 meeting, the FASB tentatively decided to amend certain aspects of the new leasing standard. The tentative amendments include a provision to allow entities to elect not to restate comparative periods in the period of adoption when transitioning to the new standard. The Company believes that the new standard will have a material impact on its financial position. The Company is currently evaluating the impact this standard implementation will have on its results of operations and cash flows.

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

The Company’s condensed consolidated financial statements for the thirteen and thirty-nine week periods ended December 2, 2017 and November 26, 2016 include EnvisionRx results of operations (please see Note 13 Segment Reporting for the Pharmacy Services segment results included within the condensed consolidated financial statements for the thirteen and thirty-nine week periods ended December 2, 2017 and November 26, 2016, which reflects the results of EnvisionRx). The Company’s condensed consolidated financial statements reflect the purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

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

3. Asset Sale to WBA

Termination of Merger Agreement with WBA

On June 28, 2017, Rite Aid, WBA and Victoria Merger Sub, Inc. entered into a Termination Agreement (the “Merger Termination Agreement”) under which the parties agreed to terminate the Merger Agreement.  The Merger Termination Agreement provides that WBA would pay to Rite Aid a termination fee in the amount of $325,000, which was received on June 30, 2017.

Entry Into Amended and Restated Asset Purchase Agreement with WBA

On September 18, 2017, the Company entered into the Amended and Restated Asset Purchase Agreement with WBA and Buyer, which amended and restated in its entirety the previously disclosed Asset Purchase Agreement (the “Original APA”), dated as of June 28, 2017, by and among the Company, WBA and Buyer.  Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer will purchase from the Company 1,932 stores (the “Acquired Stores”), three (3) distribution centers, related inventory and other specified assets and liabilities related thereto (collectively the “Assets to be Sold” or “Disposal Group”) for a purchase price of approximately $4.375 billion, on a cash-free, debt-free basis (the “Sale”).

The Company announced on September 19, 2017 that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), expired with respect to the Sale.  On November 27, 2017, the Company announced that it had completed the pilot closing and first subsequent closings under the Amended and Restated Asset Purchase Agreement, resulting in the transfer of 97 Rite Aid stores and related assets to the Buyer. With the final significant closing condition met, and the successful completion of the of the pilot closing and the first subsequent closings, the Sale will proceed as contemplated under the Amended and Restated Asset Purchase Agreement.  The Sale remains subject to minimal customary closing conditions applicable only to individual stores being transferred at such subsequent closings, as specified in the Amended and Restated Asset Purchase Agreement.

The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. The Company has agreed to various covenants and agreements, including, among others, the Company’s agreement to conduct its business at the Acquired Stores in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the subsequent closings.  The Company has also agreed to provide transition services to Buyer for up to three (3) years after the initial closing of the Sale.  During the thirteen week period ended December 2, 2017, the amount charged to Buyer for transition services was nominal.

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

Divestiture of the Assets to be Sold

During the thirteen weeks ended December 2, 2017, the Company sold 97 stores and related assets to the Buyer in exchange for proceeds of $240,920, and recognized a pre-tax gain of approximately $157,010.  During December 2017, the Company sold an additional 260 stores and related assets to WBA for proceeds of $473,980. The Company estimates that the total pre-tax gain on the Sale will be approximately $2.5 billion.  The Company expects to complete the majority of the Sale by the end of its first quarter of fiscal 2019.

The Company classified the operating results of the Disposal Group as discontinued operations in its financial statements in accordance with GAAP, as the divestiture of these assets represents a significant strategic shift that has a material effect on the Company’s operations and financial results.

The carrying amount of the Assets to be Sold, which were included in the Retail Pharmacy segment, have been reclassified from their historical balance sheet presentation to current and non-current assets and liabilities held for sale as follows:

	December 2, 2017	March 4, 2017
Inventories	$1,071,253	$1,047,670
Property and equipment	666,118	—
Goodwill (a)	30,994	—
Intangible assets	96,461	—
Other assets	3,302	—
Current assets held for sale	$1,868,128	$1,047,670
Property and equipment	$—	$725,230
Goodwill (a)	—	32,632
Intangible assets	—	120,389
Other assets	—	4,017
Noncurrent assets held for sale	$—	$882,268
Current maturities of long-term lease financing obligations	$1,908	$3,626
Accrued salaries, wages and other current liabilities	24,020	29,057
Long-term debt, less current maturities (b)	3,786,480	—
Lease financing obligations, less current maturities	4,164	—
Other noncurrent liabilities	20,947	—
Current liabilities held for sale	$3,837,519	$32,683
Long-term debt, less current maturities (b)	$—	$4,027,400
Lease financing obligations, less current maturities	—	6,866
Other noncurrent liabilities	—	23,126
Noncurrent liabilities held for sale	$—	$4,057,392

(a)         The Company had $76,124 of goodwill in its Retail Pharmacy segment resulting from the acquisition of Health Dialog and RediClinic, which is accounted for as Retail Pharmacy segment enterprise goodwill.  The Company has allocated a portion of its Retail Pharmacy segment enterprise goodwill to the discontinued operation.

(b)         In connection with the Sale, the Company is estimating that the Sale will provide excess cash proceeds of approximately $4,027,400 which will be used to repay outstanding indebtedness.  As such, the $4,027,400 of estimated repayment of outstanding indebtedness has been included in liabilities held for sale as of March 4, 2017. As of December 2, 2017, the Company repaid outstanding indebtedness of $240,920 with transaction proceeds received.

The operating results of the discontinued operations that are reflected on the unaudited condensed consolidated statements of operations within net income (loss) from discontinued operations are as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Revenues	$2,386,710	$2,452,996	$7,130,653	$7,376,859
Costs and expenses:
Cost of revenues(a)	1,752,664	1,802,987	5,274,187	5,386,605
Selling, general and administrative expenses(a)	572,809	605,216	1,765,621	1,821,506
Lease termination and impairment charges	11	66	74	76
Interest expense (b)	59,456	56,006	178,797	170,136
Gain on stores sold to Walgreens Boots Alliance	(157,010)	—	(157,010)	—
(Gain) loss on sale of assets, net	(589)	726	23	2,119
	2,227,341	2,465,001	7,061,692	7,380,442
Income (loss) from discontinued operations before income taxes	159,369	(12,005)	68,961	(3,583)
Income tax expense (benefit)	60,155	(3,405)	26,705	356
Net income (loss) from discontinued operations, net of tax	$99,213	$(8,600)	$42,257	$(3,939)

(a)                                 Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead.  These charges are reflected in continuing operations.

(b)                                 In accordance with ASC 205-20, the operating results for the thirteen and thirty-nine week periods ended December 2, 2017 and November 26, 2016 for the discontinued operations include interest expense relating to the $4,027,400 of outstanding indebtedness expected to be repaid with the estimated excess proceeds from the Sale.

The operating results reflected above do not fully represent the Disposal Group’s historical operating results, as the results reported within net income from discontinued operations only include expenses that are directly attributable to the Disposal Group.

The Company will continue to generate pharmacy services revenue from the Disposal Group after the Sale is completed.  As such, the Company has increased revenues and cost of revenues of the continuing operations to reflect amounts that were previously eliminated in consolidation relating to intercompany sales between the Company and the Disposal Group.  Accordingly, the Company has not eliminated $32,381 and $97,301 from revenues and cost of revenues for the thirteen and thirty-nine week periods ended November 26, 2016.  Please refer to Note 13 Segment Reporting for the impact on the thirteen and thirty-nine week periods ended December 2, 2017.

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

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Basic and diluted (loss) income per share:
Numerator:
Net (loss) income from continuing operations	$(18,182)	$23,610	$134,141	$29,134
Net income (loss) from discontinued operations, net of tax	99,213	(8,600)	42,257	(3,939)
Income (loss) attributable to common stockholders basic and diluted	$81,031	$15,010	$176,398	$25,195
Denominator:
Basic weighted average shares	1,048,502	1,045,028	1,048,342	1,043,887
Outstanding options and restricted shares, net	7,367	15,735	18,948	17,117
Diluted weighted-average shares	1,055,869	1,060,763	1,067,290	1,061,004

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.02)	$0.02	$0.13	$0.03
Discontinued operations	0.10	(0.01)	0.04	(0.01)
Net earnings per share	$0.08	$0.01	$0.17	$0.02

Due to their antidilutive effect, 9,861 and 3,320 potential common shares related to stock options have been excluded from the computation of diluted income per share for the thirteen week period ended December 2, 2017 and November 26, 2016, respectively. Due to their antidilutive effect, 5,195 and 3,320 potential common shares related to stock options have been excluded from the computation of diluted income per share for the thirty-nine week period ended December 2, 2017 and November 26, 2016, respectively.

5. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Impairment charges	$315	$890	$946	$1,578
Lease termination charges	3,624	6,309	10,144	18,625
	$3,939	$7,199	$11,090	$20,203

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

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Balance—beginning of period	$144,011	$190,708	$165,138	$208,421
Provision for present value of noncancellable lease payments of closed stores	1,138	2,725	2,051	5,877
Changes in assumptions about future sublease income, terminations and changes in interest rates	(264)	137	(612)	2,044
Interest accretion	2,776	3,482	8,778	10,878
Cash payments, net of sublease income	(11,800)	(17,073)	(39,494)	(47,241)
Balance—end of period	$135,861	$179,979	$135,861	$179,979

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirty-nine week period ended December 2, 2017, long-lived assets from continuing operations with a carrying value of $1,224, primarily store assets, were written down to their fair value of $278, resulting in an impairment charge of $946 of which $315 relates to the thirteen week period ended December 2, 2017. During the thirty-nine week period ended November 26, 2016, long-lived assets from continuing operations with a carrying value of $3,309, primarily store assets, were written down to their fair value of $1,731, resulting in an impairment charge of $1,578 of which $890 relates to the thirteen week period ended November 26, 2016.   If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at December 2, 2017 and November 26, 2016:

Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total as of December 2, 2017
Long-lived assets held for use	$—	$—	$174	$174
Long-lived assets held for sale	$—	$104	$—	$104
Total	$—	$104	$174	$278

	Level 1	Level 2	Level 3	Total as of November 26, 2016
Long-lived assets held for use	$—	$—	$708	$708
Long-lived assets held for sale	$—	$1,023	$—	$1,023
Total	$—	$1,023	$708	$1,731

The above assets reflected in the caption Long-lived assets held for sale are separate and apart from the Assets to be Sold and do to their immateriality have not been reclassified to assets held for sale.

As of December 2, 2017 and November 26, 2016, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.  In addition, as of December 2, 2017 the Company has $7,295 of investments, carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets.  As of March 4, 2017 the Company has $6,874 of investments, carried at amortized cost as these investments are being held to maturity, which are included as a component of prepaid expenses and other current assets.  The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $6,772,270 and $6,588,733, respectively, as of December 2, 2017. There were no outstanding derivative financial instruments as of December 2, 2017 and March 4, 2017.

7. Income Taxes

The Company recorded an income tax benefit of $16,061 and $4,682 for the thirteen week periods ended December 2, 2017 and November 26, 2016, respectively, and an income tax expense of $89,268 and an income tax benefit of $3,824 for the thirty-nine week periods ended December 2, 2017 and November 26, 2016, respectively.  The effective tax rate for the thirteen week periods ended December 2, 2017 and November 26, 2016 was 46.9% and (24.7)%, respectively.  The effective tax rate for the thirty-nine week periods ended December 2, 2017 and November 26, 2016 was 40.0% and (15.1)%, respectively.  The effective tax rate for the thirteen and thirty-nine week periods ended December 2, 2017 includes an adjustment of 13% and 1%, respectively, for changes to the valuation allowance primarily relating to state NOLs.  The effective tax rate for the thirty-nine week period ended December 2, 2017 also includes an adjustment of 55%, primarily related to the tax impact of the Walgreens Boots Alliance merger termination fee received in the second quarter of fiscal 2018. The tax benefit for the thirteen and thirty-nine week periods ended November 26, 2016 was the result of lower projected earnings for the Retail Pharmacy segment which resulted in a cumulative adjustment to the annual effective tax rate.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain.  Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $826,798 and $226,726, which relates primarily to state deferred tax assets at December 2, 2017 and March 4, 2017, respectively.  The increase in valuation allowance for the period December 2, 2017 relates primarily to a Pennsylvania law change which required an increase to the state deferred tax asset for certain net operating losses with an offsetting valuation allowance adjustment.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into legislation.  The Company expects to record a tax expense in the fourth quarter of fiscal 2018 between $200,000 and $325,000, primarily due to the re-measurement of its net deferred tax assets.

8. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with Centers of Medicare and Medicaid Services (“CMS”) to be a Prescription Drug Plan (“PDP”) and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $36,426 as of September 30, 2017. EIC was in excess of the minimum required amounts in these states as of December 2, 2017.

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

As of December 2, 2017, accounts receivable, net included $279,148 due from CMS and accrued salaries, wages and other current liabilities included $130,211 of EIC liabilities under certain reinsurance contracts. As of March 4, 2017, accounts receivable, net included $245,766 due from CMS and accrued salaries, wages and other current liabilities included $145,903 of EIC liabilities under certain reinsurance contracts. During calendar 2017, EIC limited its exposure to loss and recovers a portion of benefits paid by utilizing quota-share reinsurance with a commercial reinsurance company.

9. Goodwill and Other Intangible Assets

Goodwill and indefinitely-lived assets, such as certain trademarks acquired in connection with acquisition transactions, are not amortized, but are instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. During the thirteen and thirty-nine weeks ended December 2, 2017 and the fifty-three weeks ended March 4, 2017, no impairment charges have been taken against the Company’s goodwill or indefinitely-lived intangible assets. No changes were made to the carrying amount of goodwill for the thirteen and thirty-nine week periods ended December 2, 2017.

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of December 2, 2017 and March 4, 2017.

	December 2, 2017				March 4, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period
Favorable leases and other (a)	$384,937	$(318,634)	$66,303	7 years	$386,636	$(308,766)	$77,870	7 years
Prescription files	898,351	(795,003)	103,348	3 years	894,330	(764,840)	129,490	3 years
Customer relationships(a)	465,000	(157,639)	307,361	15 years	465,000	(110,653)	354,347	16 years
CMS license	57,500	(5,597)	51,903	23 years	57,500	(3,872)	53,628	24 years
Claims adjudication and other developed software	58,987	(20,509)	38,478	5 years	58,995	(14,188)	44,807	6 years
Trademarks	20,100	(4,891)	15,209	8 years	20,100	(3,383)	16,717	9 years
Backlog	11,500	(9,328)	2,172	1 year	11,500	(6,453)	5,047	2 years
Total finite	$1,896,375	$(1,311,601)	$584,774		$1,894,061	$(1,212,155)	$681,906

Trademarks	33,500	—	33,500	Indefinite	33,500	—	33,500	Indefinite
Total	$1,929,875	$(1,311,601)	$618,274		$1,927,561	$(1,212,155)	$715,406

(a)                                   Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

Also included in other non-current liabilities as of December 2, 2017 and March 4, 2017 are unfavorable lease intangibles with a net carrying amount of $20,740 and $23,703, respectively. These intangible liabilities are amortized over their remaining lease terms at the time of acquisition.  Included in noncurrent liabilities held for sale as of December 2, 2017 and March 4, 2017 are unfavorable lease intangibles with a net carrying amount of $13,394 and $14,539, respectively.

Amortization expense for these intangible assets and liabilities was $35,490 and $112,772 for the thirteen and thirty-nine week periods ended December 2, 2017, respectively. Amortization expense for these intangible assets and liabilities was $41,654 and $124,060 for the thirteen and thirty-nine week periods ended November 26, 2016, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2018—$172,501; 2019—$120,319; 2020—$96,399; 2021—$72,519 and 2022—$50,715.

10. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at December 2, 2017 and March 4, 2017:

	December 2, 2017	March 4, 2017
Secured Debt:
Senior secured revolving credit facility due January 2020 ($1,925,000 and $2,430,000 face value less unamortized debt issuance costs of $18,308 and $24,918)	$1,906,692	$2,405,082
Tranche 1 Term Loan (second lien) due August 2020 ($470,000 face value less unamortized debt issuance costs of $3,249 and $4,167)	466,751	465,833
Tranche 2 Term Loan (second lien) due June 2021 ($500,000 face value less unamortized debt issuance costs of $2,008 and $2,431)	497,992	497,569
Other secured	90	90
	2,871,525	3,368,574
Guaranteed Unsecured Debt:
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $1,568 and $2,071 and less unamortized debt issuance costs of $5,575 and $7,527)	897,993	896,544
6.75% senior notes due June 2021 ($810,000 face value less unamortized debt issuance costs of $5,247 and $6,360)	804,753	803,640
6.125% senior notes due April 2023 ($1,800,000 face value less unamortized debt issuance costs of $22,777 and $25,984)	1,777,223	1,774,016
	3,479,969	3,474,200
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($295,000 face value less unamortized debt issuance costs of $1,501 and $1,625)	293,499	293,375
6.875% fixed-rate senior notes due December 2028 ($128,000 face value less unamortized debt issuance costs of $723 and $771)	127,277	127,229
	420,776	420,604
Lease financing obligations	57,990	65,315
Total debt	6,830,260	7,328,693
Current maturities of long-term debt and lease financing obligations	(22,262)	(21,335)
Long-term debt and lease financing obligations, less current maturities	$6,807,998	$7,307,358

Reconciliation of indebtedness included in continuing operations and discontinued operations:

	December 2, 2017
	Debt	Lease Financing Obligations	Total Debt and Lease Financing Obligations
Balance, December 2, 2017 — per above table	$6,772,270	$57,990	$6,830,260
Amounts reclassified as current and noncurrent liabilities held for sale in connection with the Sale (a)	(3,786,480)	(6,072)	(3,792,552)
Total debt and lease financing obligations	2,985,790	51,918	3,037,708
Current maturities of long-term debt and lease financing obligations — continuing operations	(90)	(20,264)	(20,354)
Long-term debt and lease financing obligations, less current maturities — continuing operations	$2,985,700	$31,654	$3,017,354

	March 4, 2017
	Debt	Lease Financing Obligations	Total Debt and Lease Financing Obligations
Balance, March 4, 2017 — per above table	$7,263,378	$65,315	$7,328,693
Amounts reclassified as current and noncurrent liabilities held for sale in connection with the Sale (a)	(4,027,400)	(10,492)	(4,037,892)
Total debt and lease financing obligations	3,235,978	54,823	3,290,801
Current maturities of long-term debt and lease financing obligations — continuing operations	(90)	(17,619)	(17,709)
Long-term debt and lease financing obligations, less current maturities — continuing operations	$3,235,888	$37,204	$3,273,092

(a)         In connection with the Sale, the Company is estimating that the Sale will provide total excess cash proceeds of approximately $4,027,400 which will be used to repay outstanding indebtedness.  As such, the Company included $3,786,480 (total estimated excess cash proceeds of $4,027,400 less proceeds received through the quarter ended December 2, 2017 of $240,900) and $4,027,400 of estimated proceeds as of March 4, 2017 as repayment of outstanding indebtedness that has been included in liabilities held for sale.  Additionally, as part of the Sale, the Company will be relieved of approximately $6,072 and $10,492, respectively, of capital lease obligations as of December 2, 2017 and March 4, 2017.  These amounts are also reflected as liabilities held for sale.  Please see Note 3 for additional details.

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

The Company’s ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At December 2, 2017, the Company had $1,925,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $59,343 which resulted in additional borrowing capacity of $1,715,657.

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

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolver is less than $200,000 or (b) on the third consecutive business day on which availability under the revolver is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of December 2, 2017, the Company had availability under its revolver of $1,715,657, its fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the senior secured credit facility’s financial covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2018 and thereafter are as follows: 2018—$90; 2019—$0; 2020—$1,925,000; 2021—$1,372,000; 2022—$1,310,000 and $2,223,000 thereafter.  The proceeding amounts do not reflect repayments associated with excess proceeds from the Sale.

11. Stock Options and Stock Awards

The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the thirty-nine week periods ended December 2, 2017 and November 26, 2016 include $22,549 and $36,766, respectively, of compensation costs related to the Company’s stock-based compensation arrangements.

Beginning in fiscal 2015, the Company provided certain of its associates with performance based incentive plans under which the associates will receive a certain number of shares of the Company’s common stock based on the Company meeting certain financial and performance goals. During fiscal 2018, the Company issued performance units to certain of its associates. The performance units will be settled in cash based on the actual performance of the Company relative to certain financial performance goals and the stock price upon vesting. During the thirty-nine week periods ended December 2, 2017 and November 26, 2016, the Company incurred $3,482 and $14,448 related to these performance based incentive plans, respectively, which is recorded as a component of stock-based compensation expense.

The total number and type of newly awarded grants and the related weighted average fair value for the thirty-nine week periods ended December 2, 2017 and November 26, 2016 are as follows:

	December 2, 2017		November 26, 2016
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	1,000	$1.08	—	$	N/A
Restricted stock awards granted	13,856	$2.82	3,613		$7.73
Total awards	14,856		3,613

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

The Company calculates the fair value of stock options using the Black- Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016
Expected stock price volatility	58%	N/A
Expected dividend yield	0%	N/A
Risk-free interest rate	1.9%	N/A
Expected option life	5.5 years	N/A

As of December 2, 2017, the total unrecognized pre-tax compensation costs related to unvested stock options and restricted stock awards granted, net of estimated forfeitures and the weighted average period of cost amortization are as follows:

	December 2, 2017
	Unvested stock options	Unvested restricted stock	Unvested performance shares
Unrecognized pre-tax costs	$7,057	$38,971	$12,253
Weighted average amortization period	1.62 years	2.1 years	2.3 years

12. Retirement Plans

Net periodic pension expense recorded in the thirteen and thirty-nine week periods ended December 2, 2017 and November 26, 2016, for the Company’s defined benefit plan includes the following components:

	Defined Benefit Pension Plan		Defined Benefit Pension Plan
	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Service cost	$346	$292	$1,038	$876
Interest cost	1,603	1,621	4,809	4,863
Expected return on plan assets	(1,147)	(1,142)	(3,441)	(3,426)
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	856	1,132	2,569	3,396
Net periodic pension expense	$1,658	$1,903	$4,975	$5,709

During the thirteen and thirty-nine week period ended December 2, 2017 the Company contributed $8,210 to the Defined Benefit Pension Plan. During the remainder of fiscal 2018, the Company expects to contribute $813 to the Defined Benefit Pension Plan.

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

The Parent Company’s chief operating decision makers are its Parent Company Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Operating Officer-Retail Pharmacy, and the Chief Executive Officer—Pharmacy Services, (collectively the “CODM”). The CODM has ultimate responsibility for enterprise decisions. The CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy and Pharmacy Services segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. The CODM relies on internal management reporting that analyzes enterprise results on certain key performance indicators, namely, revenues, gross profit, and Adjusted EBITDA.

The following table is a reconciliation of the Company’s business segments to the condensed consolidated financial statements for the thirteen and thirty-nine week periods ended December 2, 2017 and November 26, 2016:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations (1)	Consolidated
Thirteen Week Period Ended
December 2, 2017:
Revenues	$3,959,002	$1,445,140	$(50,972)	$5,353,170
Gross Profit	1,087,888	98,835	—	1,186,723
Adjusted EBITDA (2)	88,886	40,363	—	129,249
November 26, 2016:
Revenues	$4,082,278	$1,645,835	$(59,002)	$5,669,111
Gross Profit	1,141,794	103,057	—	1,244,852
Adjusted EBITDA (2)	138,903	52,431	—	191,334
Thirty-Nine Week Period Ended
December 2, 2017:
Revenues	$11,833,195	$4,451,212	$(149,703)	$16,134,704
Gross Profit	3,203,270	307,069	—	3,510,339
Adjusted EBITDA (2)	264,253	138,237	—	402,490
November 26, 2016:
Revenues	$12,319,445	$4,883,070	$(178,361)	$17,024,154
Gross Profit	3,426,265	289,384	—	3,715,649
Adjusted EBITDA (2)	428,864	143,616	—	572,480

(1)                                 Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.  In accordance with ASC 205-20, the Company reduced its intersegment eliminations to reflect the ongoing cash flows which are expected to continue between the Company and the Disposal Group of $32,438 and $97,560 for the thirteen and thirty-nine week periods ended December 2, 2017 and $32,381 and $97,301 for the thirteen and thirty-nine week periods ended November 26, 2016.  Please see Note 3 for additional information.

(2)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” in MD&A for additional details.

The following is a reconciliation of net income to Adjusted EBITDA for the thirteen and thirty-nine week periods ended December 2, 2017 and November 26, 2016:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
	(dollars in thousands)
Net (loss) income — continuing operations	$(18,182)	$23,610	$134,141	$29,134
Interest expense	50,308	50,304	152,165	146,674
Income tax (benefit) expense	(16,061)	(4,682)	89,268	(3,824)
Depreciation and amortization expense	95,764	101,953	292,448	304,460
LIFO charge	6,784	8,373	20,393	25,266
Lease termination and impairment charges	3,939	7,199	11,090	20,203
Walgreens Boots Alliance merger termination fee	—	—	(325,000)	—
Other	6,697	4,577	27,985	50,567
Adjusted EBITDA	$129,249	$191,334	$402,490	$572,480

The following is balance sheet information for the Company’s reportable segments:

	Retail Pharmacy	Pharmacy Services	Eliminations (2)	Consolidated
December 2, 2017:
Total Assets	$8,361,424	$3,146,288	$(167,098)	$11,340,614
Goodwill	43,492	1,639,355	—	1,682,847
Additions to property and equipment and intangible assets	150,043	10,974	—	161,017
March 4, 2017:
Total Assets	$8,664,216	$3,087,143	$(157,607)	$11,593,752
Goodwill	43,492	1,639,355	—	1,682,847
Additions to property and equipment and intangible assets(1)	281,072	12,725	—	293,797

(1)                                 Includes additions to property and equipment and intangible assets for the fifty-three week period ended March 4, 2017.

(2)                                 As of December 2, 2017 and March 4, 2017, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $154,119 and $140,865, respectively, against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $12,979 and $16,742, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

14. Commitments and Contingencies

Legal Matters and Regulatory Proceedings

The Company is involved in legal proceedings and is subject to investigations, inspections, claims, audits, inquiries, and similar actions by governmental authorities arising in the ordinary course of its business, including, without limitation, the matters described below. The Company records accruals for outstanding legal matters and applicable regulatory proceedings when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters and regulatory proceedings that could affect the amount of any existing accrual and developments that would make a loss contingency both probable and reasonably estimable, and as a result, warrant an account. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability.

The Company’s contingencies are subject to significant uncertainties, many of which are beyond the Company’s control, including, among other factors: (i) proceedings are in early stages; (ii) whether class or collective action status is sought and the likelihood of a class being certified; (iii) the outcome of pending appeals or motions; (iv) the extent of potential damages, fines or penalties, which are often unspecified or indeterminate; (v) the impact of discovery on the matter; (vi) whether novel or unsettled legal theories are at issue; (vii) there are significant factual issues to be resolved; and/or (viii) in the case of certain government agency investigations, whether a sealed qui tam lawsuit (“whistleblower” action) has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation.

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

On March 17, 2017, the Hering plaintiffs filed a motion to lift the stay for the purpose of filing a proposed amended complaint.  Defendants opposed the motion, and briefing concluded on April 17, 2017.  The proposed amended complaint asserted state law breach of fiduciary duty claims against the Individual Defendants, a claim of aiding and abetting the alleged breaches of fiduciary duty against Rite Aid, WBA and Victoria, as well as claims for violations of Section 14(a) of the Exchange Act and SEC

Rule 14a-9 against the Rite Aid Defendants, WBA and Victoria, claims for violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against the Rite Aid Defendants, WBA, Victoria and certain WBA executives, and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants, WBA and Victoria.  August 4, 2017, the Pennsylvania District Court entered an order lifting the stay, noting that the original claims in this matter are now moot, and directed the plaintiffs to file a motion for leave to amend the complaint, with brief in support thereof, on or before September 15, 2017 which deadline was subsequently extended to September 22, 2017.  On September 22, 2017, the lead plaintiffs gave notice that plaintiffs Don Michael Hussey and Joanna Pauli Hussey were withdrawing as lead plaintiffs, and that plaintiff Jerry Hering (the Lead Plaintiff) would continue to represent the proposed class in the Hering action going forward.  That same day, Lead Plaintiff filed a motion for leave to file an amended complaint, which the Pennsylvania District Court granted on November 27, 2017.  On December 11, 2017, Lead Plaintiff filed the amended complaint (the Amended Complaint), which alleges a claim for violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 and a claim for violations of Section 20(a) of the Exchange Act against the Rite Aid Defendants, WBA, and certain WBA executives.  The Rite Aid Defendants intend to move to dismiss the Amended Complaint.

The Company has been named in a collective and class action lawsuit, Indergit v. Rite Aid Corporation, et al., pending in the United States District Court for the Southern District of New York, filed purportedly on behalf of current and former store managers working in the Company’s stores at various locations around the country. The lawsuit alleges that the Company failed to pay overtime to store managers as required under the FLSA and under certain New York state statutes. The lawsuit also seeks other relief, including liquidated damages, attorneys’ fees, costs and injunctive relief arising out of state and federal claims for overtime pay. On April 2, 2010, the Court conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery as to certification issues has been completed. On September 26, 2013, the Court granted Rule 23 class certification of the New York store manager claims as to liability only, but denied it as to damages, and denied the Company’s motion for decertification of the nationwide collective action claims. The Company filed a motion seeking reconsideration of the Court’s September 26, 2013 decision which motion was denied in June 2014. The Company subsequently filed a petition for an interlocutory appeal of the Court’s September 26, 2013 ruling with the U. S. Court of Appeals for the Second Circuit which petition was denied in September 2014. Notice of the Rule 23 class certification as to liability only has been sent to approximately 1,750 current and former store managers in the state of New York. Discovery related to the merits of the claims is ongoing. On January 12, 2017, the parties reached a settlement in principle of this matter, for an immaterial amount of money, which is subject to preliminary and final approval by the court. On August 3, 2017, the court entered an order granting plaintiff’s unopposed motion for preliminary approval of the settlement and notice of the settlement was issued to putative class members on September 7, 2017.  A final approval hearing is scheduled to be heard on January 11, 2018.  In the event the settlement does not receive final approval by the court, the litigation may resume. If such occurs, the Company presently is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit. The Company’s management believes, however, that this lawsuit is without merit and is vigorously defending this lawsuit.

The Company is currently a defendant in several lawsuits filed in courts in California alleging violations of California wage-and-hour laws, rules and regulations pertaining primarily to failure to pay overtime, failure to pay for missed meals and rest periods, failure to reimburse business expenses and failure to provide employee seating (the “California Cases”).  Some of the California Cases purport or may be determined to be class actions and seek substantial damages and penalties. The single-plaintiff and multi-plaintiff California Cases regarding violations of wage-and-hour laws, failure to pay overtime and failure to pay for missed meals and rest periods, in the aggregate, seek substantial damages.  The Company believes that its defenses and assertions in the California Cases, as well as other legal proceedings, have merit.  The Company has aggressively challenged the merits of the lawsuits and, where applicable, the allegations that the cases should be certified as class or representative actions.  Additionally, at this time the Company is not able to predict either the outcome of or estimate a potential range of loss with respect to the California Cases and is vigorously defending them.

In the employee seating case (Hall v. Rite Aid Corporation, San Diego County Superior Court), the Court, in October 2011, granted the plaintiff’s motion for class certification. The Company filed its motion for decertification, which motion was granted in November 2012. Plaintiff subsequently appealed the Court’s order which appeal was granted in May 2014. The Company filed a petition for review of the appellate court’s decision with the California Supreme Court, which petition was denied in August 2014. Proceedings in the Hall case were stayed pending a decision by the California Supreme Court in two similar cases. That decision was rendered on April 4, 2016. A status conference in the case was held on November 18, 2016, at which time the court lifted the stay and scheduled the case for trial on January 26, 2018.  Thereafter, the Court continued the trial to March 9, 2018, and is scheduled to hear Rite Aid’s pending motion for summary judgment on February 2, 2018.

Following service of subpoenas on the Company in 2011 and 2013 by the United States Attorney’s Office for the Eastern District of Michigan (“USAO”) and the State of Indiana’s Office of the Attorney General, respectively, the Company cooperated with inquiries regarding the relationship of Rite Aid’s Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs. In January 2017, the USAO, 18 states and the District of Columbia declined to intervene in a sealed False Claims Act (“FCA”) action filed by qui tam plaintiff Azam Rahimi (“Relator”) in the District Court for the Eastern District of

Michigan.  On January 19, 2017, the court unsealed Relator’s Second Amended Complaint against the Company; it alleges that the Company failed to report Rx Savings prices as its usual and customary charges under the Medicare Part D program and to federal and state Medicaid programs in 18 states and the District of Columbia; and that the Company is thus liable under the federal FCA and similar state statutes. The Company has filed a motion to dismiss the complaint, which is pending.  At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is vigorously defending this lawsuit.

On April 26, 2012, the Company received an administrative subpoena from the U.S. Drug Enforcement Administration (“DEA”), Albany, New York District Office, requesting information regarding the Company’s sale of products containing pseudoephedrine (“PSE”). In April 2012, it also received a communication from the U.S. Attorney’s Office (“USAO”) for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 (“CMEA”). Additional subpoenas were issued in 2013, 2014, and 2015 seeking broader documentation regarding PSE sales and recordkeeping requirements. Assistant U.S. Attorneys from the Northern and Eastern Districts of New York and the Southern District of West Virginia are currently investigating, but no lawsuits or charges have been filed. Between September 2015 and August 2017, the Company received several grand jury subpoenas from the U.S. District Court for the Southern District of West Virginia seeking additional information in connection with the investigation of violations of the CMEA and/or the Controlled Substances Act (“CSA”). Violations of the CMEA or the CSA could result in the imposition of administrative, civil and/or criminal penalties against the Company. The Company had entered into tolling agreements with the United States with respect to both the civil and grand jury investigations, which expired on June 30, 2017 and August 3, 2016, respectively.  There was no request to renew the agreements.  Discussions have been held to attempt to resolve these matters with those USAOs and the Department of Justice, but whether any agreements can be reached and on what terms is uncertain. While the Company’s management cannot predict the outcome of these matters, it is possible that the Company’s results of operations or cash flows could be materially affected by an unfavorable resolution. At this stage of the investigation, Rite Aid is not able to predict the outcome of the investigations.

In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California (the “USAO”) regarding (1) the Company’s Drug Utilization Review (“DUR”) and prescription dispensing protocol; and (2) the dispensing of drugs designated as “Code 1” by the State of California.  The Company cooperated with the investigation, researched the government’s allegations, and refuted the government’s position.  The Company produced documents including certain prescription files related to Code 1 drugs to the USAO’s office and the State of California Department of Justice’s Bureau of Medical Fraud and Elder Abuse (“CADOJ”).  In August 2014, the USAO and 8 states’ attorneys general declined to intervene in a California False Claim Act (“FCA”) action (“Action”) filed under seal in the Eastern District of California by qui tam plaintiff Loyd F. Schmuckley (“Relator”) based on DUR and Code 1 allegations.  In July 2016, the Commonwealth of Massachusetts and the District of Columbia also declined to intervene in the Action.  On May 15, 2017, Relator and the CADOJ stipulated to dismiss all DUR-related claims and 18 other state-based claims.  On September 21, 2017, the CADOJ filed a sealed complaint-in-intervention in the Action, asserting causes under the FCA, for unjust enrichment and for payment by mistake related to the Code 1 allegations. The Action was unsealed on September 26, 2017.  On September 28, 2017, Relator filed a First Amended Complaint under the FCA also concerning the Code 1 allegations.  The Company’s deadline to respond to the CADOJ’s and Relator’s complaints is currently scheduled for January 2018.  At this stage of the proceedings, the Company is not able to either predict the outcome of this matter or estimate a potential range of loss with respect to this matter and is vigorously defending this lawsuit.

Relator, Matthew Omlansky, filed a qui tam action, State of California ex rel. Matthew Omlansky v. Rite Aid Corporation, on behalf of the State of California against Rite Aid in the Superior Court of the State of California. In his Complaint, Relator alleges that Rite Aid violated the California False Claims Act by (i) failing to comply with California rules governing the Company’s reporting of its usual and customary prices; (ii) failing to dispense the least expensive equivalent generic drug in certain circumstances, in violation of applicable regulations; and (iii) dispensing, and seeking reimbursement for, restricted brand name drugs without prior approval. Relator filed his Second Amended Complaint on April 19, 2016.  On October 5, 2016, Rite Aid’s demurrer to the Second Amended Complaint was granted, with leave for Relator to file an amended complaint.  Relator filed his Third Amended Complaint to which Rite Aid filed a second demurrer, which the Court granted with leave for Relator to amend on April 20, 2017.  Relator filed his Fourth Amended Complaint on May 1, 2017.  On July 7, 2017, the Company’s demurrer to the Fourth Amended Complaint was sustained without leave for Relator to amend.  The court entered a final judgment of dismissal of each of Relator’s claims on August 3, 2017.  Relator’s deadline to appeal the judgment passed on October 9, 2017.  Relator filed an untimely notice of appeal in the action on October 13, 2017, and thereafter moved the California Court of Appeal for the Third District to construe an October 5, 2017 notice of appeal erroneously filed in another action brought by Relator as a timely appeal of this action.  The Court of Appeal denied Relator’s motion, and the Company has moved to dismiss the attempted appeal.  At this stage of the proceedings, the Company is not able to either predict the outcome of this matter or estimate a potential range of loss with respect to this matter and is vigorously defending this lawsuit.

The State of Mississippi, by and through its Attorney General, filed a First Amended Complaint against the Company and various purported related entities on September 27, 2016 alleging violations of the Mississippi Medicaid Fraud Control Act, violations of the Mississippi Unfair and Deceptive Trade Practices Act, fraud and unjust enrichment.  The Complaint alleges the Company failed to accurately report usual and customary prices to Mississippi’s Division of Medicaid.  On November 14, 2016, the Company filed motions to dismiss based on substantive and jurisdictional grounds, as well as a motion to transfer venue.  These motions are pending and the action is stayed while related litigation is resolved on appeal.  At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is vigorously defending this lawsuit.

Rite Aid is in the preliminary stages of litigation with 10 West Virginia counties and Shelby County, Tennessee related to the alleged costs of opioid addiction by their residents.  All lawsuits except for the Shelby County action are federal lawsuits that have been consolidated in the Northern District of Ohio before Judge Polster as part of the In re: National Prescription Opiate Litigation.  No responsive pleadings have been filed by Rite Aid because the West Virginia lawsuits had all been stayed prior to consolidation and Rite Aid has not yet been served with the Shelby County complaint.  The complaints allege generally that defendants, including Rite Aid, created a public nuisance in the plaintiff counties.  Along with other distributors, these Counties accuse Rite Aid of distributing an excessive amount of opiates to licensed pharmacies, or otherwise failing to refuse suspicious orders.  At this stage of these proceedings, the Company is not able to either predict the outcome of these lawsuits or estimate a potential range of loss with respect to the lawsuits and is vigorously defending the lawsuits.

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

15. Supplementary Cash Flow Data

Thirty-Nine Weeks Ended December 2, 2017

Cash paid for interest (net of capitalized amounts of $263)	$285,022
Cash payments of income taxes, net of refunds	$8,353
Equipment financed under capital leases	$10,295
Equipment received for noncash consideration	$2,044
Reduction in lease financing obligation	$4,740
Gross borrowings from revolver	$2,203,000
Gross payments to revolver	$2,467,080

Thirty-Nine Weeks Ended November 26, 2016

Cash paid for interest (net of capitalized amounts of $99)	$273,761
Cash payments of income taxes, net of refunds	$6,506
Equipment financed under capital leases	$3,881
Equipment received for noncash consideration	$746
Gross borrowings from revolver	$2,774,000
Gross payments to revolver	$2,494,000

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

For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company’s Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the non-guarantor subsidiaries at December 2, 2017, March 4, 2017, and for the thirteen and thirty-nine week periods ended December 2, 2017 and November 26, 2016. Separate financial statements for Subsidiary Guarantors are not presented.

	Rite Aid Corporation
	Condensed Consolidating Balance Sheet
	December 2, 2017
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$163,343	$6,457	$—		$169,800
Accounts receivable, net	—	1,503,578	293,341	—		1,796,919
Intercompany receivable		200,895	—	(200,895	)(a)	—
Inventories, net of LIFO reserve of $0, $627,718, $0, $0, and $627,718	—	1,853,886	—	—		1,853,886
Prepaid expenses and other current assets	—	240,093	619	—		240,712
Current assets held for sale	—	1,868,128	—	—		1,868,128
Total current assets	—	5,829,923	300,417	(200,895)		5,929,445
Property, plant and equipment, net	—	1,479,214	—	—		1,479,214
Goodwill	—	1,682,847	—	—		1,682,847
Other intangibles, net	—	566,371	51,903	—		618,274
Deferred tax assets	—	1,419,544	—	—		1,419,544
Investment in subsidiaries	7,953,874	47,355	—	(8,001,229	)(b)	—
Intercompany receivable	—	261,847	—	(261,847	)(a)	—
Other assets	—	203,995	7,295	—		211,290
Total assets	$7,953,874	$11,491,096	$359,615	$(8,463,971)		$11,340,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$20,264	$—	$—		$20,354
Accounts payable	—	1,780,226	9,230	—		1,789,456
Intercompany payable	—	—	200,895	(200,895	)(a)	—
Accrued salaries, wages and other current liabilities	94,613	1,082,686	81,287	—		1,258,586
Current liabilities held for sales	3,786,480	51,039	—	—		3,837,519
Total current liabilities	3,881,183	2,934,215	291,412	(200,895)		6,905,915
Long-term debt, less current maturities	2,985,700	—	—	—		2,985,700
Lease financing obligations, less current maturities	—	31,654	—	—		31,654
Intercompany payable	261,847	—	—	(261,847	)(a)	—
Other noncurrent liabilities	—	571,353	20,848	—		592,201
Total liabilities	7,128,730	3,537,222	312,260	(462,742)		10,515,470
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	825,144	7,953,874	47,355	(8,001,229	)(b)	825,144
Total liabilities and stockholders’ equity	$7,953,874	$11,491,096	$359,615	$(8,463,971)		$11,340,614

(a)  Elimination of intercompany accounts receivable and accounts payable amounts.

(b)  Elimination of investments in consolidated subsidiaries.

	Rite Aid Corporation
	Condensed Consolidating Balance Sheet
	March 4, 2017
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$213,104	$32,306	$—		$245,410
Accounts receivable, net	—	1,506,288	264,838	—		1,771,126
Intercompany receivable		215,862	—	(215,862	)(a)	—
Inventories, net of LIFO reserve of $0, $607,326, $0, $0, and $607,326	—	1,789,541	—	—		1,789,541
Prepaid expenses and other current assets	—	203,033	8,508	—		211,541
Current assets held for sale	—	1,047,670	—	—		1,047,670
Total current assets	—	4,975,498	305,652	(215,862)		5,065,288
Property, plant and equipment, net	—	1,526,462	—	—		1,526,462
Goodwill	—	1,682,847	—	—		1,682,847
Other intangibles, net	—	661,778	53,628	—		715,406
Deferred tax assets	—	1,505,564	—	—		1,505,564
Investment in subsidiaries	15,275,488	50,004	—	(15,325,492	)(b)	—
Intercompany receivable	—	7,331,675	—	(7,331,675	)(a)	—
Other assets	—	215,917	—	—		215,917
Noncurrent assets held for sale	—	882,268	—	—		882,268
Total assets	$15,275,488	$18,832,013	$359,280	$(22,873,029)		$11,593,752
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$17,619	$—	$—		$17,709
Accounts payable	—	1,609,025	4,884	—		1,613,909
Intercompany payable	—	—	215,862	(215,862	)(a)	—
Accrued salaries, wages and other current liabilities	66,365	1,207,240	67,342	—		1,340,947
Current liabilities held for sales	—	32,683	—	—		32,683
Total current liabilities	66,455	2,866,567	288,088	(215,862)		3,005,248
Long-term debt, less current maturities	3,235,888	—	—	—		3,235,888
Lease financing obligations, less current maturities	—	37,204	—	—		37,204
Intercompany payable	7,331,675	—	—	(7,331,675	)(a)	—
Other noncurrent liabilities	—	622,762	21,188	—		643,950
Noncurrent liabilities held for sale	4,027,400	29,992				4,057,392
Total liabilities	14,661,418	3,556,525	309,276	(7,547,537)		10,979,682
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	614,070	15,275,488	50,004	(15,325,492	)(b)	614,070
Total liabilities and stockholders’ equity	$15,275,488	$18,832,013	$359,280	$(22,873,029)		$11,593,752

(a)  Elimination of intercompany accounts receivable and accounts payable amounts.

(b)  Elimination of investments in consolidated subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirteen Weeks Ended December 2, 2017 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$5,331,788	$47,064	$(25,682	)(a)	$5,353,170
Costs and expenses:
Cost of revenues	—	4,146,272	45,063	(24,888	)(a)	4,166,447
Selling, general and administrative expenses	—	1,162,416	4,892	(794	)(a)	1,166,514
Lease termination and impairment expenses	—	3,939	—	—		3,939
Interest expense	45,586	5,040	(318)	—		50,308
Gain on sale of assets, net	—	205	—	—		205
Equity in earnings of subsidiaries, net of tax	(186,073)	1,793	—	184,280	(b)	—
	(140,487)	5,319,665	49,637	158,598		5,387,413
Earnings from continuing operations before income taxes	140,487	12,123	(2,573)	(184,280)		(34,243)
Income tax expense (benefit)	—	(15,281)	(780)	—		(16,061)
Net income (loss) from continuing operations	140,487	27,404	(1,793)	(184,280)		(18,182)
Net income (loss) from discontinued operations	(59,456)	158,669	—	—		99,213
Net income (loss)	$81,031	$186,073	$(1,793)	$(184,280	)(b)	$81,031
Total other comprehensive income (loss)	514	514	—	(514)		514
Comprehensive income (loss)	$81,545	$186,587	$(1,793)	$(184,794)		$81,545

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirteen Weeks Ended November 26, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$5,641,856	$57,044	$(29,789	)(a)	$5,669,111
Costs and expenses:
Cost of revenues	—	4,395,976	57,270	(28,987	)(a)	4,424,259
Selling, general and administrative expenses	—	1,167,983	1,465	(802	)(a)	1,168,646
Lease termination and impairment expenses	—	7,199	—	—		7,199
Interest expense	45,959	4,322	23	—		50,304
Gain on sale of assets, net	—	(225)	—	—		(225)
Equity in earnings of subsidiaries, net of tax	(116,974)	3,059	—	113,915	(b)	—
	(71,015)	5,578,314	58,758	84,126		5,650,183
Earnings from continuing operations before income taxes	71,015	63,542	(1,714)	(113,915)		18,928
Income tax expense (benefit)	—	(6,027)	1,345	—		(4,682)
Net income (loss) from continuing operations	71,015	69,569	(3,059)	(113,915)		23,610
Net income (loss) from discontinued operations	(56,005)	47,405	—	—		(8,600)
Net income (loss)	$15,010	$116,974	$(3,059)	$(113,915	)(b)	$15,010
Total other comprehensive income (loss)	681	681	—	(681)		681
Comprehensive income (loss)	$15,691	$117,655	$(3,059)	$(114,596)		$15,691

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirty-Nine Weeks Ended December 2, 2017 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$16,070,256	$128,391	$(63,943	)(a)	$16,134,704
Costs and expenses:
Cost of revenues	—	12,565,600	122,926	(64,161	)(a)	12,624,365
Selling, general and administrative expenses	—	3,459,511	9,569	218	(a)	3,469,298
Lease termination and impairment expenses	—	11,090	—	—		11,090
Interest expense	137,562	14,896	(293)	—		152,165
Walgreens Boots Alliance, Inc. termination fee	(325,000)	—	—	—		(325,000)
Gain on sale of assets, net	—	(20,623)	—	—		(20,623)
Equity in earnings of subsidiaries, net of tax	(167,757)	2,649	—	165,108	(b)	—
	(355,195)	16,033,123	132,202	101,165		15,911,295
Earnings from continuing operations before income taxes	355,195	37,133	(3,811)	(165,108)		223,409
Income tax expense (benefit)	—	90,430	(1,162)	—		89,268
Net income (loss) from continuing operations	355,195	(53,297)	(2,649)	(165,108)		134,141
Net income (loss) from discontinued operations	(178,797)	221,054	—	—		42,257
Net income (loss)	$176,398	$167,757	$(2,649)	$(165,108	)(b)	$176,398
Total other comprehensive income (loss)	1,543	1,543	—	(1,543)		1,543
Comprehensive income (loss)	$177,941	$169,300	$(2,649)	$(166,651)		$177,941

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirty-Nine Weeks Ended November 26, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$16,946,453	$176,153	$(98,452	)(a)	$17,024,154
Costs and expenses:
Cost of revenues	—	13,233,024	170,883	(95,402	)(a)	13,308,505
Selling, general and administrative expenses	—	3,519,465	7,435	(3,050	)(a)	3,523,850
Lease termination and impairment expenses	—	20,203	—	—		20,203
Interest expense	133,208	13,436	30	—		146,674
Gain (loss) on sale of assets, net	—	(388)	—	—		(388)
Equity in earnings of subsidiaries, net of tax	(328,539)	3,704	—	324,835	(b)	—
	(195,331)	16,789,444	178,348	226,383		16,998,844
Earnings from continuing operations before income taxes	195,331	157,009	(2,195)	(324,835)		25,310
Income tax expense (benefit)	—	(5,333)	1,509	—		(3,824)
Net income (loss) from continuing operations	195,331	162,342	(3,704)	(324,835)		29,134
Net income (loss) from discontinued operations	(170,136)	166,197	—	—		(3,939)
Net income (loss)	$25,195	$328,539	$(3,704)	$(324,835	)(b)	$25,195
Total other comprehensive income (loss)	2,043	2,043	—	(2,043)		2,043
Comprehensive income (loss)	$27,238	$330,582	$(3,704)	$(326,878)		$27,238

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Thirty-Nine Weeks Ended December 2, 2017 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash provided by operating activities	$229,578	$220,721	$(25,849)	$—	$424,450
Investing activities:
Payments for property, plant and equipment	—	(140,816)	—	—	(140,816)
Intangible assets acquired	—	(20,201)	—	—	(20,201)
Intercompany activity	—	(449,803)	—	449,803	—
Proceeds from dispositions of assets and investments	—	19,254	—	—	19,254
Proceeds from insured loss	—	3,627	—	—	3,627
Net cash (used in) provided by investing activities	—	(587,939)	—	449,803	(138,136)
Financing activities:
Net payments to revolver	(264,080)	—	—	—	(264,080)
Principal payments on long-term debt	—	(7,292)	—	—	(7,292)
Change in zero balance cash accounts	—	27,594	—	—	27,594
Net proceeds from issuance of common stock	4,416	—	—	—	4,416
Payments for taxes related to net share settlement of equity awards	—	(4,103)	—	—	(4,103)
Intercompany activity	449,803	—	—	(449,803)	—
Net cash provided by (used in) financing activities	190,139	16,199	—	(449,803)	(243,465)
Cash flows of discontinued operations:
Operating activities of discontinued operations	(178,797)	116,503	—	—	(62,294)
Investing activities of discontinued operations	—	189,175	—	—	189,175
Financing activities of discontinued operations	(240,920)	(4,420)	—	—	(245,340)
Net cash provided by (used in) discontinued operations	(419,717)	301,258	—	—	(118,459)
(Decrease) increase in cash and cash equivalents	—	(49,761)	(25,849)	—	(75,610)
Cash and cash equivalents, beginning of period	—	213,104	32,306	—	245,410
Cash and cash equivalents, end of period	$—	$163,343	$6,457	$—	$169,800

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Thirty-Nine Weeks Ended November 26, 2016 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(92,312)	$259,647	$5,913	$—	$173,248
Investing activities:
Payments for property, plant and equipment	—	(197,723)	—	—	(197,723)
Intangible assets acquired	—	(35,986)	—	—	(35,986)
Intercompany activity	—	21,964	—	(21,964)	—
Proceeds from dispositions of assets and investments	—	10,217	—	—	10,217
Net cash used in investing activities	—	(201,528)	—	(21,964)	(223,492)
Financing activities:
Net proceeds from revolver	280,000	—	—	—	280,000
Principal payments on long-term debt	—	(12,728)	—	—	(12,728)
Change in zero balance cash accounts	—	30,685	—	—	30,685
Net proceeds from issuance of common stock	4,412	—	—	—	4,412
Excess tax benefit on stock options and restricted stock	—	3,809	—	—	3,809
Payments for taxes related to net share settlement of equity awards	—	(6,254)	—	—	(6,254)
Intercompany activity	(21,964)	—	—	21,964	—
Net cash provided by financing activities	262,448	15,512	—	21,964	299,924
Cash flows of discontinued operations:
Operating activities of discontinued operations	(170,136)	168,595	—	—	(1,541)
Investing activities of discontinued operations	—	(148,884)	—	—	(148,884)
Financing activities of discontinued operations	—	(3,698)	—	—	(3,698)
Net cash provided by (used in) discontinued operations	(170,136)	16,013	—	—	(154,123)
Increase in cash and cash equivalents	—	89,644	5,913	—	95,557
Cash and cash equivalents, beginning of period	—	90,569	33,902	—	124,471
Cash and cash equivalents, end of period	$—	$180,213	$39,815	$—	$220,028

17. Subsequent Event

On January 3, 2018, the Company entered into a Tax Benefits Preservation Plan (the “Plan”) with Broadridge Corporate Issuer Solutions, as rights agent, and its Board of Directors declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, par value $1.00 per share, to stockholders of record at the close of business on January 16, 2018. Each Right is governed by the terms of the Plan and entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series J Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $8.00 per unit, subject to adjustment.  The purpose of the Plan is to preserve our ability to use the Company’s net operating loss carryforwards and other tax attributes (collectively, “Tax Benefits”) which would be substantially limited if the Company experienced an “ownership change” as defined under Section 382 of the Internal Revenue Code. In general, an ownership change would occur if Company shareholders who are treated as owning 5 percent or more of its outstanding shares for purposes of Section 382 (“5-percent shareholders”) collectively increase their aggregate ownership in the Company’s overall shares outstanding by more than 50 percentage points. Whether this change has occurred would be measured by comparing each 5-percent shareholder’s current ownership as of the measurement date to such shareholders’ lowest ownership percentage during the three year period preceding the measurement date.  The adoption of the Plan is intended to ensure that the Company will be able to utilize Tax Benefits in connection with the Sale.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pharmacy retail healthcare company, providing our customers and communities with a high level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our Pharmacy Services segment. We accomplish our goal of delivering comprehensive care to our customers through our retail drugstores, RediClinic walk-in retail health clinics and transparent and traditional EnvisionRxOptions and MedTrak PBMs. We also offer fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies. Additionally through EIC, EnvisionRxOptions also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide value and choice to customers, patients and payors and allows us to succeed in today’s evolving healthcare marketplace.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 2,569 retail stores. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmacy Purchasing and Delivery Agreement with McKesson Corporation, and the majority of our front end products through our network of ten distribution centers. In addition, the Retail Pharmacy segment includes 79 RediClinic walk-in retail clinics, of which 43 are located within Rite Aid retail stores in the Philadelphia, Seattle and New Jersey markets.

Pharmacy Services Segment

Our Pharmacy Services segment, which was formed on June 24, 2015 through our acquisition of EnvisionRxOptions, provides a full range of pharmacy benefit services. The Pharmacy Services segment provides both transparent and traditional pharmacy benefit management (“PBM”) options through its EnvisionRxOptions and MedTrak PBMs, respectively. EnvisionRxOptions also offers fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies; access to the nation’s largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC’s EnvisionRx Plus product offering. The segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, other sponsors of health benefit plans and individuals throughout the United States.

Asset Sale to WBA

Termination of Merger Agreement with WBA

On June 28, 2017, Rite Aid, WBA and Victoria Merger Sub, Inc. entered into a Termination Agreement (the “Merger Termination Agreement”) under which the parties agreed to terminate the Merger Agreement.  The Merger Termination Agreement provides that WBA would pay to Rite Aid a termination fee in the amount of $325.0 million, which we received on June 30, 2017.

Entry Into Amended and Restated Asset Purchase Agreement with WBA

On September 18, 2017, we entered into the Amended and Restated Asset Purchase Agreement with WBA and the Buyer, which amended and restated in its entirety the Original APA. Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, the Buyer will purchase from us 1,932 stores, three (3) distribution centers, related inventory and other specified assets related thereto for a purchase price of approximately $4.375 billion, on a cash-free, debt-free basis, plus the Buyer’s assumption of certain liabilities of Rite Aid and its affiliates.  On September 19, 2017, we announced that the waiting period under the HSR Act expired with respect to the Sale.   On November 27, 2017, we announced that we had completed the pilot closing and first subsequent closings under the Amended and Restated Asset Purchase Agreement, resulting in the transfer of 97 Rite Aid stores and related assets to the Buyer.  The majority of the closing conditions to the Sale have been satisfied, and the subsequent transfers of our stores and related assets remain subject to minimal customary closing conditions applicable only to the stores being transferred at such subsequent closing, as specified in the Amended and Restated Asset Purchase Agreement.

We, WBA and the Buyer have each made customary representations and warranties. We have agreed to various covenants and agreements, including, among others, our agreement to conduct our business at the Acquired Stores in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the subsequent closings of the Sale.  We have also agreed to provide transition services to the Buyer for up to three (3) years after the initial closing of the Sale.  During the thirteen week period ended December 2, 2017, the amount charged to Buyer for transition services was nominal.

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

Divestiture of the Assets to be Sold

On October 17, 2017, we began the process of selling the Assets to be Sold to WBA in accordance with the terms and provisions as contained in the Amended and Restated Asset Purchase Agreement. During the thirteen weeks ended December 2, 2017, we sold 97 stores and related assets to WBA in exchange for proceeds of $240.9 million, which were used to repay outstanding debt, and recognized a pre-tax gain of $157.0 million.  During December 2017, we sold an additional 260 stores and related assets to WBA for proceeds of $474.0 million. We estimate that the total pre-tax gain on the Sale will be approximately $2.5 billion.  We expect to complete the majority of the Sale by the end of our first quarter of fiscal 2019.

Based on its magnitude and because we are exiting certain markets, the Sale represents a significant strategic shift that has a material effect on our operations and financial results.  Accordingly, we have applied discontinued operations treatment for the Sale as required by GAAP.

Overview of Financial Results

Our net loss from continuing operations for the thirteen week period ended December 2, 2017 was $18.2 million or $0.02 per basic and diluted share compared to net income of $23.6 million or $0.02 per basic and diluted share for the thirteen week period ended November 26, 2016. Our net income from continuing operations for the thirty-nine week period ended December 2, 2017 was $134.1 million or $0.13 per basic and diluted share compared to net income of $29.1 million or $0.03 per basic and diluted share for the thirty-nine week period ended November 26, 2016. The decline in our operating results for the thirteen week period ended December 2, 2017 was due a decrease in our Adjusted EBITDA, partially offset by a higher income tax benefit.  The increase in the thirty-nine week operating results was due primarily to the receipt of the $325.0 million Walgreens Boots Alliance merger termination fee for the termination of the merger agreement, effective June 28, 2017, partially offset by a decrease in Adjusted EBITDA and higher income tax expense.

Our Adjusted EBITDA from continuing operations for the thirteen and thirty-nine week periods ended December 2, 2017 was $129.2 million or 2.4 percent of revenues and $402.5 million or 2.5 percent of revenues, respectively, compared $191.3 million or 3.4 percent of revenues and $572.5 million or 3.4 percent of revenues for the thirteen and thirty-nine week periods ended November 26, 2016, respectively.  The decline in Adjusted EBITDA for the thirteen week period ended December 2, 2017 was due primarily to a decrease of $50.0 million in the Retail Pharmacy segment. The decrease in the Retail Pharmacy segment Adjusted EBITDA was primarily driven by a decline in pharmacy reimbursement rates, which we were unable to fully offset with generic purchasing efficiencies, lower script counts and lower net favorable legal settlements of approximately $15.0 million.  The decline in pharmacy gross profit was partially offset by a reduction of SG&A expenses of $8.6 million resulting from cost control initiatives in our Retail Pharmacy segment. Adjusted EBITDA in the Pharmacy Services segment decreased by $12.1 million as a result of our election to participate in fewer Medicare Part D regions and a decline in commercial business.

The decline in our Adjusted EBITDA for the thirty-nine week period ended December 2, 2017 was due primarily to a decrease of $164.6 million in the Retail Pharmacy segment driven by lower reimbursement rates and a decrease in prescription count. The decline in pharmacy reimbursement rates were partially offset by generic drug purchasing efficiencies and a reduction of SG&A expenses of $76.3 million resulting from expense reduction initiatives in our Retail Pharmacy segment. Adjusted EBITDA was also impacted by a decrease of $5.4 million of Pharmacy Services segment Adjusted EBITDA driven by our election to participate in fewer Medicare Part D regions and a decline in commercial business. Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
	(dollars in thousands except per share amounts)
Revenues(a)	$5,353,170	$5,669,111	$16,134,704	$17,024,154
Revenue (decline) growth	(5.6)%	0.3%	(5.2)%	13.9%
Net (loss) income from continuing operations	$(18,182)	$23,610	$134,141	$29,134
Net (loss) income from continuing operations per diluted share	$(0.02)	$0.02	$0.13	$0.03
Adjusted EBITDA from continuing operations(b)	$129,249	$191,334	$402,490	$572,480
Adjusted Net Income (Loss) from continuing operations(b)	$1,619	$26,755	$(10,082)	$64,727
Adjusted Net Income (Loss) per Diluted Share — continuing operations(b)	$0.00	$0.03	$(0.01)	$0.06

(a)                                 Revenues for the thirteen and thirty-nine weeks ended December 2, 2017 exclude $50,972 and $149,703, respectively, of inter-segment activity that is eliminated in consolidation. Revenues for the thirteen and thirty-nine weeks ended November 26, 2016 exclude $59,002 and $178,361, respectively, of inter-segment activity that is eliminated in consolidation.

(b)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 5.6% and 5.2% for the thirteen and thirty-nine weeks ended December 2, 2017, respectively, compared to an increase of 0.3% and 13.9% for the thirteen and thirty-nine weeks ended November 26, 2016, respectively. Revenues for the thirteen week period ended December 2, 2017 were negatively impacted by a $123.3 million decrease in Retail Pharmacy segment revenues and a $200.7 million decrease in Pharmacy Services segment revenues.  Revenues for the thirty-nine week period ended December 2, 2017 were negatively impacted by a $486.3 million decrease in Retail Pharmacy segment revenues and a $431.9 million decrease in Pharmacy Services segment revenues.  Same store sales trends for the thirteen and thirty-nine week periods ended December 2, 2017 and November 26, 2016 are described in the “Segment Analysis” section below.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
	(dollars in thousands)
Cost of revenues (a)	$4,166,447	$4,424,259	$12,624,365	$13,308,505
Gross profit	1,186,723	1,244,852	3,510,339	3,715,649
Gross margin	22.2%	22.0%	21.8%	21.8%
Selling, general and administrative expenses	1,166,514	1,168,646	3,469,298	3,523,850
Selling, general and administrative expenses as a percentage of revenues	21.8%	20.6%	21.5%	20.7%
Lease termination and impairment charges	3,939	7,199	11,090	20,203
Interest expense	50,308	50,304	152,165	146,674
(Gain) loss on sale of assets, net	205	(225)	(20,623)	(388)

(a)                                 Cost of revenues for the thirteen and thirty-nine weeks ended December 2, 2017 exclude $50,972 and $149,703, respectively, of inter-segment activity that is eliminated in consolidation. Cost of revenues for the thirteen and thirty-nine weeks ended November 26, 2016 exclude $59,002 and $178,361, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit decreased by $58.1 million for the thirteen week period ended December 2, 2017 compared to the thirteen week period ended November 26, 2016. Gross profit decreased by $205.3 million for the thirty-nine week period ended December 2, 2017 compared to the thirty-nine week period ended November 26, 2016. Gross profit for the thirteen week period ended December 2, 2017 includes a decline of $53.9 million in our Retail Pharmacy segment and a decline of $4.2 million in our Pharmacy Services segment. Gross profit for the thirty-nine week period ended December 2, 2017 includes a decline of $223.0 million in our Retail Pharmacy segment, partially offset by increased gross profit of $17.7 million in our Pharmacy Services segment. Gross margin was 22.2% and 21.8%, respectively, for the thirteen and thirty-nine week periods ended December 2, 2017 compared to 22.0% and 21.8%, respectively, for the thirteen and thirty-nine week periods ended November 26, 2016. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A decreased $2.1 million and $54.6 million for the thirteen and thirty-nine week periods ended December 2, 2017, respectively, compared to the thirteen and thirty-nine week periods ended November 26, 2016.  The decrease in SG&A for the thirteen week period ended December 2, 2017 includes a decrease of $8.6 million relating to our Retail Pharmacy segment, partially offset by an increase of $6.4 million relating to our Pharmacy Services segment. The decrease in SG&A for the thirty-nine week period ended December 2, 2017 includes a decrease of $76.3 million relating to our Retail Pharmacy segment, partially offset by an increase of

$21.8 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
Impairment charges	$315	$890	$946	$1,578
Lease termination charges	3,624	6,309	10,144	18,625
	$3,939	$7,199	$11,090	$20,203

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Lease Termination and Impairment Charges” included in our Fiscal 2017 10-K for a detailed description of our impairment and lease termination methodology.

Interest Expense

Interest expense was $50.3 million and $152.2 million for the thirteen and thirty-nine week periods ended December 2, 2017, respectively, compared to $50.3 million and $146.7 million for the thirteen and thirty-nine week periods ended November 26, 2016, respectively. Interest expense was higher in the thirty-nine week period ended December 2, 2017 due to higher average outstanding borrowings on our Amended and Restated Senior Secured Credit Facility. The weighted average interest rates on our indebtedness for the thirty-nine week periods ended December 2, 2017 and November 26, 2016 were 5.5% and 5.3%, respectively.

Income Taxes

We recorded an income tax benefit of $16.0 million and $4.7 million for the thirteen week periods ended December 2, 2017 and November 26, 2016, respectively, and an income tax expense of $89.3 million and an income tax benefit of $3.8 million for the thirty-nine week periods ended December 2, 2017 and November 26, 2016, respectively.  The effective tax rate for the thirteen week periods ended December 2, 2017 and November 26, 2016 was 46.9% and (24.7)%, respectively.  The effective tax rate for the thirty-nine week periods ended December 2, 2017 and November 26, 2016 was 40.0% and (15.1)%, respectively.  The effective tax rate for the thirteen and thirty-nine week periods ended December 2, 2017 includes an adjustment of 13% and 1%, respectively, for changes to the valuation allowance primarily relating to state NOLs.  The effective tax rate for the thirty-nine week period ended December 2, 2017 also includes an adjustment of 55%, primarily related to the tax impact of the Walgreens Boots Alliance merger termination fee received in the second quarter of fiscal 2018. The tax benefit for the thirteen and thirty-nine week periods ended November 26, 2016 was the result of lower projected earnings for the Retail Pharmacy segment which resulted in a cumulative adjustment to the annual effective tax rate.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain.  We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $826.8 million and $226.7 million, which relates primarily to state deferred tax assets at December 2, 2017 and March 4, 2017, respectively.  The increase in valuation allowance for the period December 2, 2017 relates primarily to a Pennsylvania law change which required an increase to the state deferred tax asset for certain net operating losses with an offsetting valuation allowance adjustment.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into legislation.  We expect to record a tax expense in the fourth quarter of fiscal 2018 between $200 million and $325 million, primarily due to the re-measurement of our net deferred tax assets.  The new U.S. tax legislation is subject to a number of complex provisions, which we are currently reviewing, however we expect future earnings to be positively impacted largely due to the reduction of the U.S. federal corporate income tax rate from 35% to 21% (effective January 1, 2018).

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA.  The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail Pharmacy Segment	Pharmacy Services Segment	Intersegment Eliminations (1)	Consolidated Totals
Thirteen Week Period Ended
December 2, 2017:
Revenue	$3,959,002	$1,445,140	$(50,972)	$5,353,170
Gross Profit	1,087,888	98,835	—	1,186,723
Adjusted EBITDA (2)	88,886	40,363	—	129,249
November 26, 2016:
Revenue	$4,082,278	$1,645,835	$(59,002)	$5,669,111
Gross Profit	1,141,794	103,057	—	1,244,851
Adjusted EBITDA (2)	138,903	52,431	—	191,334
Thirty-Nine Week Period Ended
December 2, 2017:
Revenue	$11,833,195	$4,451,212	$(149,703)	$16,134,704
Gross Profit	3,203,270	307,069	—	3,510,339
Adjusted EBITDA (2)	264,253	138,237	—	402,490
November 26, 2016:
Revenue	$12,319,445	$4,883,070	$(178,361)	$17,024,154
Gross Profit	3,426,265	289,384	—	3,715,649
Adjusted EBITDA (2)	428,864	143,616	—	572,480

(1)                                 Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.  In accordance with ASC 205-20, the Company reduced its intersegment eliminations to reflect the ongoing cash flows which are expected to continue between the Company and the Disposal Group of $32.4 million and $97.6 million for the thirteen and thirty-nine week periods ended December 2, 2017 and $32.4 million and $97.3 million for the thirteen and thirty-nine week periods ended November 26, 2016.

(2)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
	(dollars in thousands)
Revenues	$3,959,002	$4,082,278	$11,833,195	$12,319,445
Revenue decline	(3.0)%	(3.1)%	(3.9)%	(1.7)%
Same store sales decline	(2.5)%	(3.2)%	(3.3)%	(1.7)%
Pharmacy sales decline	(4.4)%	(4.6)%	(5.2)%	(2.8)%
Same store prescription count (decline) growth, adjusted to 30-day equivalents	(2.4)%	(0.2)%	(1.9)%	1.2%
Same store pharmacy sales decline	(3.5)%	(4.6)%	(4.5)%	(2.7)%
Pharmacy sales as a % of total retail sales	66.5%	67.3%	66.2%	67.1%
Front-end sales (decline) growth	(1.3)%	(0.1)%	(1.5)%	0.4%

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
	(dollars in thousands)
Same store front-end sales (decline) growth	(0.5)%	(0.3)%	(0.8)%	0.4%
Front-end sales as a % of total retail sales	33.5%	32.7%	33.8%	32.9%
Adjusted EBITDA — continuing operations(*)	$88,886	$138,903	$264,253	$428,864
Store data (Total):
Total stores (beginning of period)	4,507	4,550	4,536	4,561
New stores	1	3	3	10
Store acquisitions	—	1	—	3
Sold to WBA	(97)		(97)
Closed stores	(7)	(7)	(38)	(27)
Total stores (end of period)	4,404	4,547	4,404	4,547
Relocated stores	9	9	14	19
Remodeled and expanded stores	21	95	144	259

Store data (Discontinued Operations):
Total stores to be sold to WBA	1,932	1,932	1,932	1,932
Sold to WBA	(97)	—	(97)	—
Total stores remaining to be sold to WBA	1,835	1,932	1,835	1,932

Store data (Continuing Operations):
Total stores (end of period- Total)	4,404	4,547	4,404	4,547
Stores remaining to be sold to WBA	(1,835)	(1,932)	(1,835)	(1,932)
Total stores (end of period — Continuing Operations)	2,569	2,615	2,569	2,615

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 3.0% for the thirteen weeks ended December 2, 2017 compared to a decrease of 3.1% for the thirteen weeks ended November 26, 2016. The decrease in revenues for the thirteen week period ended December 2, 2017 was primarily a result of the decrease in pharmacy same store sales.

Pharmacy same store sales decreased by 3.5% for the thirteen week period ended December 2, 2017 compared to the 4.6% decrease in the thirteen week period ended November 26, 2016. The decrease in the current period is due primarily to the 2.4% decrease in same store prescription count compared to the prior year period driven in part by being excluded from certain pharmacy networks that we participated in last year.  Same store prescription sales were also impacted by continued lower reimbursement rates and an approximate 2.0% negative impact from generic introductions, partially offset by the impact of brand drug inflation.

Front-end same store sales decreased 0.5% during the thirteen week period ended December 2, 2017 compared to a decrease of 0.3% during the thirteen week period ended November 26, 2016.

Revenues decreased 3.9% for the thirty-nine weeks ended December 2, 2017 compared to a decrease of 1.7% for the thirty-nine weeks ended November 26, 2016. The decrease in revenues for the thirty-nine week period ended December 2, 2017 was primarily a result of the decrease in pharmacy same store sales.

Pharmacy same store sales decreased by 4.7% for the thirty-nine week period ended December 2, 2017 compared to the 2.7% decrease in the thirty-nine week period ended November 26, 2016. The decrease in the current period is due primarily to continued lower reimbursement rates, an approximate 2.0% negative impact from generic introductions, and a 1.9% decrease in same store prescription count, partially offset by the impact of brand drug inflation.

Front-end same store sales decreased by 0.8% during the thirty-nine week period ended December 2, 2017 compared to the 0.4% increase in the thirty-nine week period ended November 26, 2016.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
	(dollars in thousands)
Cost of revenues	$2,871,114	$2,940,484	$8,629,925	$8,893,180
Gross profit	1,087,888	1,141,794	3,203,270	3,426,265
Gross margin	27.5%	28.0%	27.1%	27.8%
FIFO gross profit(*)	1,094,672	1,150,167	3,223,663	3,451,531
FIFO gross margin(*)	27.7%	28.2%	27.2%	28.0%
Selling, general and administrative expenses	1,086,857	1,095,409	3,235,309	3,311,655
Selling, general and administrative expenses as a percentage of revenues	27.5%	26.8%	27.34%	26.9%

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased $53.9 million for the thirteen week period ended December 2, 2017 as compared to the thirteen week period ended November 26, 2016.  Gross profit was negatively impacted by lower reimbursement rates that were not fully offset by generic drug purchasing efficiencies and a decrease in prescription count. Also impacting the decrease was a legal settlement of $9.0 million that benefited the prior year results.

Gross profit decreased $223.0 million for the thirty-nine week period ended December 2, 2017 as compared to the thirty-nine week period ended November 26, 2016. Gross profit was negatively impacted by the decrease in pharmacy gross profit due to lower reimbursement rates that were not fully offset by generic drug purchasing efficiencies and a decrease in prescription count.

Gross margin was 27.4% and 27.0% of sales for the thirteen and thirty-nine week periods ended December 2, 2017, respectively, compared to 28.0% and 27.8% of sales for the thirteen and thirty-nine week periods ended November 26, 2016, respectively. The decrease in gross margin for the thirteen and thirty-nine week period was due primarily to lower reimbursement rates that were not fully offset by generic drug purchasing efficiencies, partially offset by a lower estimated LIFO charge.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $6.8 million and $20.4 million for the thirteen and thirty-nine week periods ended December 2, 2017, respectively, compared to $8.4 million and $25.3 million for the thirteen and thirty-nine week periods ended November 26, 2016, respectively.

Selling, General and Administrative Expenses

SG&A expenses as a percentage of revenues were 27.5% in the thirteen week period ended December 2, 2017 compared to 26.8% in the thirteen week period ended November 26, 2016. The increase in SG&A as a percentage of revenues was due primarily to fixed costs increasing as a percentage of revenues, as revenues declined. SG&A dollars decreased by $8.6 million due to expense efficiency initiatives that resulted in reduced payroll and operating expenses.  The effect of these initatives were partially offset by higher bonus expense of $10.0 million and legal settlements of $6.0 million that benefited the prior year results.

SG&A expenses as a percentage of revenues were 27.4% in the thirty-nine week period ended December 2, 2017 compared to 26.9% in the thirty-nine week period ended November 26, 2016. The increase in SG&A as a percentage of revenues was due primarily to fixed costs increasing as a percentage of revenues, as revenues declined. SG&A dollars decreased by $76.3 million due to expense efficiency initiatives that resulted in reduced payroll and operating expenses.

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

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
	(dollars and plan members in thousands)
Revenues	$1,445,140	$1,645,835	$4,451,212	$4,883,070
Revenue (decline) growth (1)	(12.2)%	9.7%	(8.8)%	N/A
Adjusted EBITDA(*)	$40,363	$52,431	$138,237	$143,616
Plan Members	3,780	4,062	3,780	4,062

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

(1)                                 The thirty-nine week period ended November 26, 2016 amount is labeled N/A as we do not have a full comparable period.

Revenues

Pharmacy Services segment revenue for the thirteen week period ended December 2, 2017 was $1,445.1 million as compared to revenue of $1,645.8 million for the thirteen week period ended November 26, 2016. Pharmacy Services segment revenue for the thirty-nine week period ended December 2, 2017 was $4,451.2 million compared to revenue of $4,883.1 million for the thirty-nine week period ended November 26, 2016. The decrease in the thirteen and thirty-nine week revenue for the segment is due to our election to participate in fewer Medicare Part D regions, which caused a decrease in covered lives at EIC, and a decline in commercial business.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
	(dollars in thousands)
Cost of revenues	$1,346,305	$1,542,778	$4,144,143	$4,593,686
Gross profit	98,835	103,057	307,069	289,384
Gross margin	6.8%	6.3%	6.9%	5.9%
Selling, general and administrative expenses	79,657	73,237	233,989	212,195
Selling, general and administrative expenses as a percentage of revenues	5.5%	4.4%	5.3%	4.3%

Gross Profit and Cost of Revenues

Gross profit for the thirteen week period ended December 2, 2017 was $98.8 million as compared to gross profit of $103.1 million for the thirteen week period ended November 26, 2016. Gross profit for the thirty-nine week period ended December 2, 2017 was $307.1 million as compared to gross profit of $289.4 million for the thirty-nine week period ended November 26, 2016. The decrease in the thirteen week gross profit for the segment is due primarily to reduced revenues caused by our election to participate in fewer Medicare Part D regions and a decline in commercial business. The increase in the thirty-nine week gross profit for the segment is primarily due to improved customer mix.

Gross margin was 6.8% of sales for the thirteen week period ended December 2, 2017 compared to 6.3% of sales for the thirteen week period ended November 26, 2016. Gross margin was 6.9% of sales for the thirty-nine week period ended December 2, 2017 compared to 5.9% of sales for the thirty-nine week period ended November 26, 2016. The increase in the thirteen and thirty-nine week gross margin for the segment is due primarily to improved customer mix.

Selling, General and Administrative Expenses

Pharmacy Services segment selling, general and administrative expenses for the thirteen week period ended December 2, 2017 was $79.7 million or 5.5% of revenues as compared to $73.2 million or 4.4% of revenues for the thirteen week period ended November 26, 2016. Pharmacy Services segment selling, general and administrative expenses for the thirty-nine week period ended December 2, 2017 was $234.0 million or 5.3% of revenues as compared to $212.2 million or 4.3% of revenues for the thirty-nine week period ended November 26, 2016. The increase in the thirteen and thirty-nine week period selling, general and administrative expenses is primarily the result of increased headcount to support business infrastructure and our growing chooser Medicare Part D business.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our Amended and Restated Senior Secured Credit Facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of December 2, 2017 was $1,746.1 million, which consisted of revolver borrowing capacity of $1,715.7 million and invested cash of $30.4 million.

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

Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At December 2, 2017, we had $1,925.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $59.3 million, which resulted in additional borrowing capacity of $1,715.7 million. If at any time the total credit exposure outstanding under our Amended and Restated Senior Secured Credit Facility and the principal amount of our other senior obligations exceeds the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall.

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

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolver is less than $200.0 million or (b) on the third consecutive business day on which availability under the revolver is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of December 2, 2017, we had availability under our revolver of $1,715.7 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the senior secured credit facility’s financial covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

The second priority secured term loan facilities and the indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of December 2, 2017, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $2.1 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). Assuming a fully drawn revolver and the outstanding letters of credit, we could incur an additional $350.0 million in secured debt. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of December 2, 2017, we had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash flow provided by operating activities was $424.5 million and $173.2 million in the thirty-nine week periods ended December 2, 2017 and November 26, 2016, respectively. Operating cash flow was positively impacted by the $325.0 million WBA merger termination fee, the corresponding change in deferred taxes, and an increase in accounts payable. Accounts payable increased due to the timing of inventory purchases at our Retail Pharmacy segment and increased amounts payable to our pharmacy network in our Pharmacy Services segment. These positive working capital changes were partially offset by increases in inventory and other assets and liabilities.  Front end inventory increased at our Retail Pharmacy segment due to seasonal inventory build.  Cash used by other assets and liabilities resulted from reductions in accrued expenses relating to payments made under our CMS reinsurance contracts at our Pharmacy Services segment.

Cash used in investing activities was $138.1 million and $223.5 million for the thirty-nine week periods ended December 2, 2017 and November 26, 2016, respectively. Cash used for the purchase of property, plant, and equipment was lower than in the prior year primarily due to fewer Wellness store remodels in the current year. Included in cash provided by investing activities of discontinued operations is $240.9 million of proceeds received from stores sold to Walgreens Boots Alliance. A corresponding payment to the revolver is included in the financing activities of discontinued operations.

Cash used in financing activities was $243.5 million for the thirty-nine week period ended December 2, 2017 as compared to cash provided by financing activities of $299.9 million for the thirty-nine week period ended November 26, 2016. Cash used in financing activities for the thirty-nine week period ended December 2, 2017 reflects net payments on the revolver and scheduled payments on our long-term debt and capital leases. As noted above, cash used in financing activities of discontinued operations includes $240.9 million of revolver payments.

Capital Expenditures

During the thirteen and thirty-nine week periods ended December 2, 2017 and November 26, 2016 capital expenditures were as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
New store construction, store relocation and store remodel projects	$25,990	$36,087	$64,466	$96,660
Technology enhancements, improvements to distribution centers and other corporate requirements	35,710	18,672	76,350	101,063
Purchase of prescription files from other retail pharmacies	10,522	13,573	20,201	35,986
Total capital expenditures	$72,222	$68,332	$161,017	$233,709

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

The following is a reconciliation of our net (loss) income to Adjusted EBITDA from continuing operations for the thirteen and thirty-nine week periods ended December 2, 2017 and November 26, 2016:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
	(dollars in thousands)
Net (loss) income — continuing operations	$(18,182)	$23,610	$134,141	$29,134
Interest expense	50,308	50,304	152,165	146,674
Income tax (benefit) expense	(16,061)	(4,682)	89,268	(3,824)
Depreciation and amortization expense	95,764	101,953	292,448	304,460
LIFO charge	6,784	8,373	20,393	25,266
Lease termination and impairment charges	3,939	7,199	11,090	20,203
Walgreens Boots Alliance merger termination fee	—	—	(325,000)	—
Other	6,697	4,577	27,985	50,567
Adjusted EBITDA — continuing operations	$129,249	$191,334	$402,490	$572,480
Adjusted EBITDA — discontinued operations	84,926	82,813	217,519	300,322
Adjusted EBITDA	$214,175	$274,147	$620,009	$872,802

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
	(dollars in thousands)
Net income — discontinued operations	$99,213	$(8,600)	$42,257	$(3,939)
Interest expense	59,456	56,005	178,797	170,136
Income tax expense (benefit)	60,155	(3,405)	26,705	356
Depreciation and amortization expense	21,952	41,292	99,372	119,624
LIFO charge	4,469	5,377	13,366	15,995
Lease termination and impairment charges	11	66	74	76
Gain on stores sold to Walgreens Boots Alliance	(157,010)	—	(157,010)
Other	(3,320)	(7,922)	13,958	(1,926)
Adjusted EBITDA - discontinued operations	$84,926	$82,813	$217,519	$300,322

The following is a reconciliation of our net income from continuing operations to Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share for the thirteen and thirty-nine week periods ended December 2, 2017 and November 26, 2016. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization of EnvisionRx intangible assets, merger and acquisition-related costs, loss on debt retirements, LIFO adjustments, and the Walgreens Boots Alliance merger termination fee. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share serve as appropriate measures to be used in evaluating the performance of our business and help our investors better compare our operating performance over multiple periods.

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 2, 2017	November 26, 2016	December 2, 2017	November 26, 2016
	(dollars in thousands)
Net (loss) income from continuing operations	$(18,182)	$23,610	$134,141	$29,134
Add back—Income tax (benefit) expense	(16,061)	(4,682)	89,268	(3,824)
(Loss) income before income taxes — continuing operations	(34,243)	18,928	223,409	25,310
Adjustments:
Amortization of EnvisionRx intangible assets	19,139	21,049	59,415	62,217
LIFO charge	6,784	8,373	20,393	25,266
Merger and Acquisition-related costs	6,550	1,964	17,274	6,117
Walgreens Boots Alliance merger termination fee	—	—	(325,000)	—
Adjusted (loss) income before income taxes — continuing operations	(1,770)	50,314	(4,509)	118,910
Adjusted income tax (benefit) expense (a)	(3,389)	23,559	5,573	54,183
Adjusted net income (loss) from continuing operations	$1,619	$26,755	$(10,082)	$64,727
Net (loss) income per diluted share — continuing operations	$(0.02)	$0.02	$0.13	$0.03
Adjusted net income (loss) per diluted share — continuing operations	$0.00	$0.03	$(0.01)	$0.06

(a)                                 The fiscal year 2018 and 2017 annual effective tax rates, adjusted to exclude amortization of EnvisionRx intangible assets, LIFO charges, Merger and Acquisition-related costs and the Walgreens Boots Alliance merger termination fee from book income, are used for the thirteen and thirty-nine weeks ended December 2, 2017 and November 26, 2016, respectively.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of December 2, 2017.

Fiscal Year	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value at 12/02/2017
	(dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$90	$—	$—	$902,000	$810,000	$2,223,000	$3,935,090	$3,691,346
Average Interest Rate	7.61%	0.00%	0.00%	9.25%	6.75%	6.38%	7.11%
Variable Rate	$—	$—	$1,925,000	$470,000	$500,000	$—	$2,895,000	$2,897,387
Average Interest Rate	0.00%	0.00%	2.97%	5.96%	5.09%	0.00%	3.82%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility, Tranche 1 Term Loan and our Tranche 2 Term Loan, are all based on LIBOR. However, the interest rate on our Tranche 1 Term Loan and Tranche 2 Term Loan have a LIBOR floor of 100 basis points. If the market rates of interest for LIBOR changed by 100 basis points as of December 2, 2017, our annual interest expense would change by approximately $31.0 million.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 14, Commitments and Contingencies of the Consolidated Condensed Financial Statements of this Quarterly Report.

ITEM 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Fiscal 2017 10-K, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities.  The table below is a listing of repurchases of common stock during the third quarter of fiscal 2018.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
September 3 to September 30, 2017(1)	12	$2.64	—	—
October 1 to October 28, 2017	—	$—	—	—
October 29 to December 2, 2017	—	$—	—	—

(1)                                 Represents shares withheld by the Company, at the election of certain holders of vested restricted stock, with a market value approximating the amount of withholding taxes due.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

(a)                                 The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Asset Purchase Agreement, dated September 18, 2017, among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Walgreen Co.	Exhibit 2.1 to Form 8-K, filed on September 19, 2017
3.1	Amended and Restated Certificate of Incorporation, dated January 22, 2014	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Amended and Restated By-Laws	Exhibit 3.2 to Form 10-Q, filed on January 6, 2016
3.3	Certificate of Designations, Preferences and Rights of Series J Junior Participating Preferred Stock of Rite Aid Corporation	Exhibit 31. to Form 8-K, filed on January 3, 2018
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

Exhibit 4.1 to Form 8-K, filed on April 2, 2015
4.9	Tax Benefits Preservation Plan, dated as of January 3, 2018, between Rite Aid Corporation and Broadridge Corporate Issuer Solutions	Exhibit 4.1 to Form 8-K, filed on January 3, 2018
4.10	Specimen Common Stock Certificate	Exhibit 4.2 to Form 8-K, filed on January 3, 2018
11	Statement regarding computation of earnings per share (See Note 4 to the condensed consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at December 2, 2017 and March 4, 2017, (ii) Condensed Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended December 2, 2017 and November 26, 2016, (iii) Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine week periods ended December 2, 2017 and November 26, 2016, (iv) Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended December 2, 2017 and November 26, 2016 and (v) Notes to Condensed Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 11, 2018	RITE AID CORPORATION

	By:	/s/ DARREN W. KARST
Darren W. Karst
Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Date: January 11, 2018	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Senior Vice President, Chief Accounting Officer and Treasurer