Form 10-K
period 2018-03-03
RITE AID CORP
filed 2018-04-26
CIK 84129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 3, 2018
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

         The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on September 2, 2017 was approximately $2,554,051,629. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.

         As of April 16, 2018 the registrant had outstanding 1,067,392,353 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

  •
  risks related to the expected timing and likelihood of completion of the pending Merger (as defined in Item 1 below) with Albertsons Companies, Inc. ("Albertsons"), including the risk that the transaction may not close due to one or more closing conditions to the transaction not being satisfied or waived, including that the required approval of the Merger by our stockholders was not obtained;

  •
  the inability to complete the remaining distribution center closing of the Asset Sale (as defined in Item 7 below), receive the related proceeds and recognize the corresponding expected gain due to the failure to satisfy the minimal remaining conditions applicable only to the distribution centers being transferred at such distribution center closing and other risks related to obtaining the requisite consents to the remaining distribution center closing of the Sale;

  •
  risks related to our ability to successfully integrate with Albertsons' business, which may result in the combined company not operating as effectively and efficiently as expected and the risk that the combined company may be unable to achieve cost savings or revenue synergies or it may take longer than expected to achieve those synergies;

  •
  the risk of the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined in Item 1 below) with Albertsons, including circumstances requiring us to pay Albertsons a termination fee pursuant to the Merger Agreement;

  •
  the risk that the proposed Merger and its announcement could have an adverse effect on our ability to retain customers and retain and hire key personnel and maintain relationships with our suppliers and customers and on our operating results and businesses generally;

  •
  the impact on our business, operating results and relationships with customers, suppliers, third party payors, and employees, resulting from our efforts over the past two years to consummate a significant transaction with Walgreens Boots Alliance, Inc. ("WBA");

  •
  the risk that we will not be able to meet our obligations under our Transition Services Agreement ("TSA") with WBA, which could expose us to significant financial penalties;

  •
  the risk that we cannot reduce our selling, general and administrative expenses enough to offset lost revenue from the TSA agreement as the amount of stores serviced under the agreement decreases;

  •
  the risk that there may be a significant decline in our stock price or that there may be changes to our strategy in the event that the Merger and/ or the remaining distribution center closing of the Sale do not close, which may include delaying or reducing capital or other expenditures, selling assets or other operations, closing underperforming stores, attempting to restructure or refinance our debt, seeking additional capital or incurring other costs associated with restructuring our business;

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

  •
  the inability to fully realize the benefits of our tax attributes;

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

PART I

Item 1.    Business

Overview

        Rite Aid is the third largest retail drugstore chain in the United States based on both revenues and number of stores. As of March 3, 2018, we operated 2,550 stores in 19 states across the country.

        Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange under the trading symbol of "RAD." We were incorporated in 1968 and are a Delaware corporation.

        Merger Agreement—On February 18, 2018, Rite Aid entered into an Agreement and Plan of Merger (the "Merger Agreement") with Albertsons, Ranch Acquisition II LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of Albertsons ("Merger Sub II") and Ranch Acquisition Corp., a Delaware corporation and a wholly-owned direct subsidiary of Merger Sub II ("Merger Sub" and, together with Merger Sub II, the "Merger Subs"). Pursuant to the Merger Agreement, (i) Merger Sub will merge with and into Rite Aid (the "Merger"), with Rite Aid surviving the Merger as a wholly-owned direct subsidiary of Merger Sub II (the "Surviving Corporation"), and (ii) immediately following the Merger, the Surviving Corporation will merge with and into Merger Sub II (the "Subsequent Merger" and, together with the Merger, the "Mergers") with Merger Sub II surviving the Subsequent Merger as a wholly-owned direct subsidiary of Albertsons (the "Surviving Company"). At the effective time of the Merger (the "Effective Time"), each share of Rite Aid's common stock, par value $1.00 per share, issued and outstanding immediately prior to the Effective Time will be converted into the right to receive and become exchangeable for 0.1000 of a fully paid and nonassessable share of Albertsons common stock, par value $0.01 per share ("Albertsons Common Stock"), without interest, plus, at the election of the holder of the Rite Aid stock, either (i) an amount in cash equal to $0.1832 per share, without interest, or (ii) an additional 0.0079 of a fully paid and nonassessable share of Albertsons Common Stock. On March 29, 2018, Rite Aid announced the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the Merger. The Merger remains subject to other customary closing conditions, including the approval of Rite Aid shareholders. Subject to these approvals, the merger is expected to close in the early part of the second half of calendar 2018.

        Asset Sale—On October 17, 2017, we began the process of selling the Assets to be Sold (as defined in Item 6) to WBA in accordance with the terms and provisions as contained in the Amended and Restated Asset Purchase Agreement (the "Amended and Restated Asset Purchase Agreement"), dated as of September 18, 2017, by and among Rite Aid, WBA and Walgreen Co., an Illinois corporation and wholly owned direct subsidiary of WBA ("Buyer"). During the fifty-two weeks ended March 3, 2018, we sold 1,651 stores and related assets to WBA in exchange for proceeds of $3,553.5 million, which were used to repay outstanding debt, and recognized a pre-tax gain of $2.1 billion. We estimate that the total pre-tax gain on the Sale will be approximately $2.5 billion. As of March 27, 2018, we have completed the store transfer process, and all 1,932 stores and related assets have been transferred to WBA. The transfer of the three distribution centers and related inventory is expected to begin after September 1, 2018.

        Based on its magnitude and because we are exiting certain markets, the Sale represents a significant strategic shift that has a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale as required by generally accepted accounting principles ("GAAP").

        In fiscal 2018, we continued reporting our business in two distinct segments. Our Retail Pharmacy Segment consists of Rite Aid stores, RediClinic and Health Dialog. Our Pharmacy Services Segment

consists of EnvisionRx, our PBM that has been rebranded as EnvisionRxOptions ("EnvisionRx" or "EnvisionRxOptions").

        Retail Pharmacy Segment—In our Rite Aid retail stores, we sell prescription drugs and a wide assortment of other merchandise, which we call "front-end" products. In fiscal 2018, prescription drug sales accounted for 65.9% of our total drugstore sales. We believe that pharmacy operations will continue to represent a significant part of our business due to industry trends such as an aging population, increased life expectancy, anticipated growth in the federally funded Medicare Part D prescription program as "baby boomers" continue to enroll and the discovery of new and better drug therapies. We carry a full assortment of front-end products, which accounted for the remaining 34.1% of our total drug store sales in fiscal 2018. Front-end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, food and beverages, greeting cards, seasonal merchandise and numerous other everyday and convenience products.

        We differentiate our stores from other national chain drugstores, in part, through our wellness+ Rewards loyalty program, our Wellness format stores, innovative merchandising, private brands and our strategic partnership with GNC, a leading retailer of vitamin and mineral supplements. We offer a wide variety of products through our portfolio of private brands, which contributed approximately 18.7% of our front-end sales in fiscal 2018.

        The average size of each store in our chain is approximately 13,600 square feet, and average store size is larger for our locations in the western United States. As of March 3, 2018, 60% of our stores were freestanding; 53% of our stores included a drive-thru pharmacy; and 59% included a GNC store within a Rite Aid store.

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

        Pharmacy Services Segment—EnvisionRxOptions, a 100 percent owned subsidiary of Rite Aid, is a national, full-service PBM that also offers a broad range of pharmacy-related services. As a Rite Aid subsidiary, EnvisionRxOptions is a fully integrated provider with a differentiated approach to pharmacy benefits. EnvisionRx provides both transparent and traditional PBM options through its EnvisionRx and MedTrak PBM's, respectively. EnvisionRx's LakerSoftware provides a modern, scalable adjudication platform that powers both EnvisionRx and MedTrakRx, as well as other PBM's across the country that license this system. EnvisionRxOptions also offers fully integrated mail, specialty and compounding pharmacy services through EnvisionPharmacies; provides discounts for under and uninsured patients through EnvisionSavings; and serves one of the fastest growing demographics in healthcare—seniors enrolled in Medicare Part D—through EnvisionInsurance and its national prescription drug plan, EnvisionRxPlus.

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

        The retail drugstore industry is highly competitive and consolidation has accelerated. We believe that the competitive advantages from the increasing trend toward vertical integration resulting from the combination of retail pharmacy companies with pharmacy benefit managers, such as CVS Health, and aggressive generic pricing programs at competitors such as Wal-Mart and various supermarket chains will further increase competitive pressures in the industry. Front end product pricing has continued to be highly promotional in the retail drugstore business, which contributes to additional competitive pressures.

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

Strategy

        In fiscal 2018 we made significant progress in ensuring that we have sustainable economics for filling prescriptions. We engaged with our payor partners to gain better reimbursement rate predictability and access and we have begun the process of exploring how to best manage our pharmacy purchasing costs long-term. As we continue these efforts and work to complete our proposed merger with Albertsons, in fiscal 2019 we will also focus on further expanding the clinical role of our pharmacists; further integrating our three subsidiaries and network of Rite Aid stores; and growing front-end sales and prescription count while controlling costs.

        Following are descriptions of some of our key initiatives:

        Expanded Healthcare Services—In fiscal 2018, we continued to expand the role of our Rite Aid pharmacists in delivering wellness services that go beyond filling prescriptions. A key area of focus has been our immunizations program, which has grown significantly in recent years. In fiscal 2018, our pharmacists administered an all-time company record of 4.4 million immunizations, including more than 2.7 million shots from continuing operations. Immunizations will continue to be a key priority in fiscal 2019 as we continue promoting the value of immunizations that protect against conditions like influenza, shingles, pneumonia and whooping cough.

        At the same time, helping our patients take their medications as prescribed continues to be a critical opportunity to improve their health and wellness while also lowering healthcare costs by avoiding illnesses and hospital visits. To support our ongoing efforts, we've launched One Trip Refills in Fiscal 2017, which allows our patients to refill all of their monthly maintenance medications by making a single trip to the pharmacy. The program has been well received by our patients, and when combined with our existing services to send alerts via text message, e-mail or phone when a prescription is ready to be picked up, it creates a more patient-friendly experience for our Rite Aid customers.

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

        Our Pharmacy Services segment's business strategy centers on providing innovative pharmaceutical solutions and quality client service in order to help improve clinical outcomes for our clients' plan members while assisting our clients and their plan members in better managing overall health care costs. Our clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States. Our goal is to produce superior results for our clients and their plan members by leveraging our expertise in core PBM services, including: plan design offerings and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy services, retail pharmacy network management services, clinical services, disease management services, and other spend management. During fiscal 2018, EnvisionRxOptions made significant progress in Medicare Part D enrollment by adding approximately 188,000 new lives year-over-year as of January 2018 in this fast-growing segment.

        RediClinic also represents a key component of our efforts to expand Rite Aid's retail healthcare offering. As of March 3, 2018, we had 39 RediClinics operating in Rite Aid stores throughout the Philadelphia, Seattle and New Jersey markets. Including our locations in Texas, we operated a total of 75 RediClinics at the end of fiscal 2018.

        wellness+ Rewards—Since the launch of wellness+ in April 2010, our loyalty program has provided customers with the opportunity to earn significant discounts and wellness rewards in return for being loyal Rite Aid shoppers. Enrolled members earn rewards based on the accumulation of points for certain front-end and prescription purchases. The program has been well received by Rite Aid customers and continues to provide significant value to members earning enough points to reach the Gold or Silver tier levels. Gold members, for example, receive a tiered discount of 20-percent off most non-pharmacy purchases for an entire year. In addition, all members receive exclusive sale pricing and wellness rewards.

        Bonus Cash has been incorporated into wellness+ to create wellness+ Rewards. Members continue to earn wellness+ points toward various benefits at Rite Aid including discounts of up to 20% off storewide, exclusive sale prices and 24/7 access to a pharmacist. Members are also able to earn Bonus Cash points whenever they make qualifying purchases at Rite Aid that can be redeemed for future savings. Customers have 60 days to use their Bonus Cash points before expiration.

        We currently have over 13 million customers enrolled in wellness+ Rewards. In addition, over 60% of transactions at Rite Aid now involve a wellness+ Rewards card.

        Wellness Store Remodels—In fiscal 2018, we continued to strengthen Rite Aid as a wellness destination by completing additional Wellness store remodels. As a result, our total number of Wellness stores reached 1,649 by the end of the fiscal year, which means that over 64% of all Rite Aid stores are now Wellness stores. We also opened 2 new stores and did 14 relocations, all in our groundbreaking Wellness format, which offers improved interior design, expanded clinical pharmacy services, innovative merchandising and new wellness product offerings. Our customers have responded favorably to this unique store format, with our Wellness stores continuing to outperform the rest of our chain in terms of both front-end same store sales and same store prescription count growth.

        We plan to complete 132 additional Wellness remodels in fiscal 2019 along with 3 relocations and 2 new store openings. We believe these efforts represent a cost-effective way to strengthen our store base, grow sales and offer our customers an engaging wellness experience.

        Prescription File Purchases—In fiscal 2018, we spent $28.9 million on the purchase of prescription files. This represented a decrease in spend from previous years, as the proposed merger with WBA limited our file buy opportunities. We plan to increase our level of prescription file purchases in fiscal 2019 as they typically deliver a strong return on investment.

        Drug Purchasing and Distribution Efficiencies—In fiscal 2018, we continued to partner with McKesson for pharmaceutical purchasing and distribution. Under this arrangement, McKesson assumes responsibility for purchasing all of the brand and generic medications that we dispense in our stores as well as delivering those medications to our over 2,500 store locations. This drug purchasing and distribution arrangement helps us manage product costs and working capital while optimizing in-stock positions in our stores.

        Cost Control—In fiscal 2019, we will continue to look for ways to control our costs in order to help mitigate the impact that declining reimbursement rates has on our business. Our cost control initiatives include store and field labor efficiency and initiatives to drive down circular costs. Our centralized indirect procurement group will continue to target not-for-resale purchasing opportunities.

Products and Services

        Sales of prescription drugs for our Retail Pharmacy segment represented approximately 65.9%, 66.0% and 66.9% of our total drugstore sales in fiscal years 2018, 2017 and 2016, respectively. In fiscal years 2018, 2017 and 2016, prescription drug sales were $10.3 billion, $11.1 billion and $11.3 billion, respectively. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

        We carry a full assortment of non-prescription, or front end, products. The types and number of front end products in each store vary, and selections are based on customer needs and preferences and available space. No single front end product category contributed significantly to our sales during fiscal 2018. Our Retail Pharmacy segment's principal classes of products in fiscal 2018 were the following:

Product Class	Percentage of Sales
Prescription drugs	65.9%
Over-the-counter medications and personal care	10.9%
Health and beauty aids	4.4%
General merchandise and other	18.8%

        We offer a wide variety of products under our private brands to meet the needs of our customers in virtually every non-pharmacy department. We intend to increase our private brand sales and penetration in fiscal 2019 by expanding our product lines, refreshing the package design, along with fully leveraging our Wellness+ database and in-store marketing. We believe that our assortment is differentiated and a compelling value to our customers based on our emphasis on high quality standards and everyday/promotional pricing.

        We have a strategic alliance with GNC under which we have opened over 1,507 GNC stores within Rite Aid stores as of March 3, 2018 and have a contractual commitment to open at least 78 additional GNC stores within Rite Aid stores by December 2019. We incorporate the GNC stores within Rite Aid stores concept into many of our new and relocated stores and into many of our Wellness remodels. GNC is a leading nationwide retailer of vitamin and mineral supplements, personal care, fitness and other health-related products.

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

        We continue to embrace technology as a way to enhance the customer experience. Our mobile app, which is available for download for both the Android and iPhone platforms, allows our customers to use their smartphones to manage their wellness + account, refill prescriptions, access the weekly circular to view sale items, and locate a nearby Rite Aid store. We have continued to strengthen our presence on social media sites through unique promotions and contests.

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

Customers and Third Party Payors

        During fiscal 2018, our stores filled approximately 177.4 million prescriptions and served an average of 1.2 million customers per day. The loss of any one customer would not have a material adverse impact on our results of operations.

        In fiscal 2018, substantially all of our pharmacy sales were to customers covered by third party payors (such as insurance companies, prescription benefit management companies, government agencies, private employers or other managed care providers) that agree to pay for all or a portion of a customer's eligible prescription purchases based on negotiated and contracted reimbursement rates. During fiscal 2018, the top five third party payors accounted for approximately 78.6% of our pharmacy sales. The largest third party payor, Caremark, represented 27.2% of our pharmacy sales.

        During fiscal 2018, Medicaid and related managed care Medicaid payors sales were approximately 20.4% of our pharmacy sales, of which the largest single Medicaid payor was approximately 1.9% of our pharmacy sales. During fiscal 2018, approximately 34.1% of our pharmacy sales were to customers covered by Medicare Part D.

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

Marketing and Advertising

        In fiscal 2018, marketing and advertising expense was approximately $161.8 million, which was spent primarily on our weekly circular (print and digital), our wellness+ Rewards program/customer relationship marketing (CRM), digital marketing and focused pharmacy marketing initiatives including television, radio and direct mail. Our marketing and advertising activities are primarily focused on the following:

  •
  Promotional marketing (circular/digital marketing) to drive share of wallet and new customer acquisition;

  •
  Our wellness + Rewards loyalty program, which benefits our members in several ways:

  •
  Members earn wellness+ points for certain front-end and prescription purchases that qualify for savings of up to 20% off of front-end purchases every day for a year

  •
  Bonus Cash rewards provide additional savings to our customers/wellness+ members every week

  •
  Personalized offers distributed in vehicles such as email and direct mail

  •
  Emphasis on the value of our private brand products;

  •
  Support of specific market-wide initiatives and individual store programs such as competitor market intrusion, prescription file buys and grand openings for new and remodeled stores; and

  •
  Focused efforts on our digital marketing, which includes our Rite Aid app, social media, our riteaid.com website and e-commerce.

        Our mission is to be the customer's first choice for health and wellness products, services and information. Under our "With Us It's Personal" tagline, we are focused on educational programs on what matters most to our customers, such as our wellness+ diabetes program and other pharmacy/clinical services to drive brand preference including our One Trip Refills, Vaccine Central and Quit For You smoking cessation programs. We believe all of these programs will help us improve customer loyalty and engagement, along with our ability to grow share of wallet and lifetime value.

Associates

        We believe that our relationships with our associates are good. As of March 3, 2018, we had approximately 59,000 Retail Pharmacy segment associates: 11% were pharmacists, 42% were part-time and 35% were represented by unions. Additionally, we have approximately 1,800 Pharmacy Services segment associates. Associate satisfaction is critical to our success. Annually we survey our associates to obtain feedback on various employment-related topics, including job satisfaction and their understanding of our core values and mission.

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

        Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, Extensible Business Reporting Language ("XBRL") data files of our annual report and quarterly reports beginning with our fiscal 2016 first quarter 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as reasonably practicable after we file these reports with, or furnish them to, the SEC. We do not intend for the information contained on our website to be part of this annual report on Form 10-K.

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

        Economic uncertainty could further lead to reduced consumer spending. If consumer spending decreases or does not grow, we may see further decline in our same store sales. In addition, reduced or flat consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on our gross profit. We operate a number of stores in areas that are experiencing a lower or slower recovery than the economy on a national level. A continued softening or slow recovery in consumer spending may adversely affect our industry, business and results of operations. Reduced revenues as a result of decreased consumer spending may also reduce our liquidity and otherwise hinder our ability to implement our long term strategy.

We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

        We had, as of March 3, 2018, $3.9 billion of outstanding indebtedness and stockholders' equity of $1,601 million. We also had additional borrowing capacity under our $3.0 billion amended and restated senior secured revolving credit facility (the "Amended and Restated Senior Secured Credit Facility" or "revolver") of $2,942.0 million, net of outstanding letters of credit of $58.0 million. Our earnings were insufficient to cover fixed charges for fiscal 2018 by $43.8 million. Earnings were sufficient to cover fixed charges for fiscal 2017, 2016, 2015 and 2014 by $48.4 million, $151.5 million, $272.2 million, and $180.0 million, respectively.

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

        We believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal 2019 and have no significant debt maturities prior to January 2020. However, if our operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, we could face liquidity constraints. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or refinance our indebtedness could have a material adverse effect on us.

Borrowings under our senior secured credit facility are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.

        Borrowings under our Amended and Restated Senior Secured Credit Facility bear interest at a rate that varies depending on the London Interbank Offered Rate ("LIBOR"). If LIBOR rises, the interest rates on outstanding borrowings under our senior secured credit facility will increase. Therefore an increase in LIBOR would increase our interest payment obligations under those loans and have a negative effect on our cash flow and financial condition. We currently do not maintain hedging contracts that would limit our exposure to variable rates of interest.

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

        The Amended and Restated Senior Secured Credit Facility contains covenants which place restrictions on the incurrence of debt beyond the restrictions described above, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. Our Amended and Restated Senior Secured Credit Facility has a financial covenant which requires us to maintain a minimum fixed charge coverage ratio. The covenant requires that, if availability under the revolver (a) on any date is less than $200.0 million, or (b) for three consecutive business days is less than $250.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of March 3, 2018, we had availability under our revolver of $2,942.0 million, our fixed charge coverage ratio as defined in our credit agreement was greater than 1.00 to 1.00, and we were in compliance with the senior secured credit facility's financial covenant. Upon closing of the Merger, we expect that all amounts due under the Amended and Restated Senior Secured Credit Facility will be paid in accordance with the terms of the Merger Agreement (See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Liquidity").

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

        We have not yet achieved the sales productivity level of our major competitors. We believe that improving the sales of existing stores is important to improving profitability and operating cash flow. If we are not successful in implementing our strategies, including our efforts to increase sales and further reduce costs, or if our strategies are not effective, we may not be able to improve our operations. In addition, any adverse change or weakness in general economic conditions or major industries can adversely affect drug benefit plans and reduce our pharmacy sales. Adverse changes in general economic conditions could affect consumer buying practices and consequently reduce our sales of front end products, and cause a decrease in our profitability. Failure to improve operations or weakness in major industries or general economic conditions would adversely affect our results of operations, financial condition and cash flows and our ability to make principal or interest payments on our debt.

We purchase all of our brand and generic drugs from a single wholesaler. A disruption in this relationship may have a negative effect on us.

        We purchase all of our brand prescription and, with limited exceptions, all of our generic drugs from a single wholesaler, McKesson. Because McKesson acts as a wholesaler for drugs purchased from ultimate manufacturers worldwide, any disruption in the supply of a given drug, including supply shortages of key ingredients, or regulatory actions by domestic or foreign governmental agencies, or specific actions taken by drug manufacturers, could adversely impact McKesson's ability to fulfill our demands, which could adversely affect us. Pharmacy sales represented approximately 65.9% of our total drugstore sales during fiscal 2018. While we believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available, a significant disruption in our relationship with McKesson could make it difficult for us to continue to operate our business on a regular basis until we executed a replacement wholesaler agreement or developed and implemented self-distribution processes. We believe we could obtain and qualify alternative sources, including through self-distribution, for substantially all of the prescription drugs we sell on an acceptable basis, and accordingly that the impact of any disruption would be temporary. In addition, pursuant to the terms of the Amended and Restated Asset Purchase Agreement, we have the option to purchase pharmaceutical drugs through an affiliate of WBA under terms, including cost, that are substantially equivalent to Walgreen's for a period of ten (10) years, subject to certain terms and conditions.

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

        Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our web site, or otherwise communicate and interact with us. We also gather and retain information about our associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. We also participated in the Plenti coalition with American Express, in which we provided detailed customer information to allow them to administer the coalition program. Despite instituted safeguards for the protection of such information, security could be compromised and confidential customer or business information misappropriated, for which we have paid related penalties in the past. Loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, payment card associations and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, compliance with more rigorous privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes.

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

        Sales of prescription drugs reimbursed by third party payors, including the Medicare Part D plans and state sponsored Medicaid and related managed care Medicaid agencies, represented substantially all of our pharmacy sales in our Retail Pharmacy segment in fiscal 2018.

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

        During the past several years, the United States health care industry has been subject to an increase in governmental regulation, licensing, and audits at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are continuing at the federal and state government levels. Changing political, economic and regulatory influences may significantly affect health care financing and reimbursement practices. A change in the composition of pharmacy prescription volume toward programs offering lower reimbursement rates could negatively impact our profitability. Additionally, significant changes in legislation, regulation and government policy could significantly impact our business and the health care and retail industries. While it is not possible to predict whether and when any such changes will occur or what form any such changes may take, specific proposals discussed during and after the election that could have a material adverse effect on our business include, but are not limited to, the repeal of all or part of the Patient Protection and Affordable Care Act (the "Patient Care Act") and other significant changes to health care system legislation as well as changes with respect to tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries.

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

        A substantial portion of our pharmacy revenue is currently generated from a limited number of third party payors. While we are not limited in the number of third party payors with which we can do business and results may vary over time, our top five third party payors accounted for 78.6%, 77.1%, and 76.1% of our pharmacy revenue during fiscal 2018, 2017 and 2016, respectively. The largest third party payor, Caremark, represented 27.2% of pharmacy sales during fiscal 2018. The largest third party payor during fiscal 2017 and fiscal 2016, Express Scripts, represented 26.0% and 27.1% of pharmacy sales, respectively. We expect that a limited number of third party payors will continue to account for a significant percentage of our pharmacy revenue, and the loss of, or a significant change to the prescription drug reimbursement rates by, a major third party payor could decrease our revenue and harm our business.

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

        Additionally, Congress passed the Patient Care Act in 2010, which is resulting in significant structural changes to the health insurance system. Although many of the structural changes enacted by Patient Care Act were implemented in 2014, some of the applicable regulations and sub-regulatory guidance have not yet been issued and/or finalized (e.g., nondiscrimination in health programs and activities, excise tax on high cost employer sponsored coverage). Significant changes in legislation, regulation and government policy, including, but not limited to, the repeal of all or part of the Patient Care Act could have a material impact on our business. Therefore, we cannot predict what effect, if any, the repeal of all or part of the Patient Care Act or any subsequent replacement legislation may have on our retail pharmacy and pharmacy services businesses.

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

Risks Related to the Sale and the Proposed Merger with Albertsons

The proposed Merger with Albertsons is subject to closing conditions, including stockholder, governmental and regulatory approvals as well as other uncertainties and there can be no assurances as to whether and when the Merger may be completed. The sale of the distribution centers pursuant to the Amended and Restated Asset Purchase Agreement is subject to certain minimal customary closing conditions, and there can be no assurances as to whether and when the sale of such distribution centers may be completed. Failure to complete the Merger or Sale could negatively impact our stock price, future business and financial results and could result in significant changes to our strategy.

        There can be no assurance that the proposed Merger with Albertsons or the closing of the distribution centers in the Sale to WBA will occur. Completion of the Merger is subject to certain conditions, including, among others, (i) approval of the Merger Agreement by holders of a majority of the outstanding shares of Rite Aid common stock entitled to vote on the Merger, (ii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") (which condition was satisfied on March 28, 2018), (iii) the absence of any law or order prohibiting the Merger, (iv) the absence of a material adverse effect on Rite Aid and Albertsons, in each case, as defined in the Merger Agreement, (v) approval for listing, on the New York Stock Exchange (the "NYSE"), of the shares of Albertsons Common Stock to be issued in the Merger and to be reserved for issuance in connection with the Merger, (vi) Albertsons' registration statement on Form S-4 shall have become effective under the Securities Act of 1933, as amended (the "Securities Act"), and shall not be the subject of any stop order or proceedings seeking a stop order, (vii) approval of the Ohio Department of Insurance for the change of control of Rite Aid's subsidiary, EIC, and (viii) Albertsons shall have delivered to Rite Aid a Lock-Up Agreement, No Action Agreement and Standstill Agreement, in each case, in the form agreed to by the parties to the Merger Agreement. There can be no assurance that the requisite regulatory approvals will be obtained, that the other closing conditions will be satisfied, or that the Merger will be completed within the required time period pursuant to the Merger Agreement. Failure to timely satisfy the closing conditions may delay the completion of the Merger, and if the closing conditions are not satisfied prior to the End Date specified in the Merger Agreement, Rite Aid and Albertsons will not be obligated to complete the Merger.

        Additionally, while the majority of the closing conditions to the Sale have been satisfied, the transfers of Rite Aid's distribution centers and related assets to WBA remain subject to minimal customary closing conditions applicable only to the distribution centers being transferred at such closing, as specified in the Amended and Restated Asset Purchase Agreement. There can be no assurance that the minimal remaining closing conditions will be satisfied, or that the distribution center closing of the Sale will be completed.

        If the Merger or the distribution center closing of the Sale are not completed for any reason, we will have incurred substantial expenses. We have incurred substantial legal, accounting and financial advisory fees that are payable by us whether or not the Merger or the distribution center closing of the Sale is completed, and our management has devoted considerable time and effort in connection with the pending Merger and Sale. If the Merger Agreement is terminated under certain limited circumstances specified in the Merger Agreement, the Merger Agreement may require us to pay Albertsons a termination fee of $65 million. In addition, the trading price of our common stock could be adversely affected to the extent that the current price reflects an assumption that the Merger and/or the distribution center closing of the Sale will be completed. Additionally, there may be changes to our strategy in the event that the Merger and/or the distribution center closing of the Sale do not close, which may include delaying or reducing capital or other expenditures, selling assets or other operations, closing underperforming stores, attempting to restructure or refinance our debt, seeking additional capital or incurring other costs associated with restructuring our business. Additionally, we may not be able to restructure or refinance our existing debt on satisfactory terms or in a timely manner. Any of these event could cause us to incur significant charges. For these and other reasons, a failed Merger or failure to complete the distribution center closing of the Sale could materially adversely affect our business, operating results or financial condition.

The pendency of the Merger and the Sale may cause disruptions in our business, which could have an adverse effect on our business, financial condition or results of operations.

        The pendency of the Merger and the Sale could cause disruptions in and create uncertainty regarding our business, which could have an adverse effect on our financial condition and results of operations, regardless of whether the Merger and the distribution center closing of the Sale are completed. These risks, which could be exacerbated by a delay in the completion of the Merger and the distribution center closing of the Sale, include the following:

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

  •
  our ability to pursue alternative business opportunities, including strategic acquisitions, is limited by the terms of the Merger Agreement and the Amended and Restated Asset Purchase Agreement (with respect to the distribution centers and related assets being sold pursuant thereto). If the Merger and/or the Sale is not completed for any reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected;

  •
  our ability to make appropriate changes to our business may be restricted by covenants in the Merger Agreement or the Amended and Restated Asset Purchase Agreement (with respect to the distribution centers and related assets being sold pursuant thereto); these restrictions generally require us to conduct our business in the ordinary course and subject us to a variety of specified limitations absent Albertsons' or WBA's prior written consent, as applicable. We may find that these and other contractual restrictions in the Merger Agreement or the Amended and Restated Asset Purchase Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable; and

  •
  the costs and potential adverse outcomes of litigation relating to the Merger or the Sale.

Item 1B.    Unresolved SEC Staff Comments

        None

Item 2.    Properties

        As of March 3, 2018, we operated 2,550 retail drugstores. The average selling square feet of each store in our chain is approximately 10,500 square feet. The average total square feet of each store in our chain is approximately 13,600. The stores in the eastern part of the U.S. average 8,800 selling square feet per store (11,200 average total square feet per store). The stores in the western part of the U.S. average 14,300 selling square feet per store (19,000 average total square feet per store).

        The table below identifies the number of stores by state as of March 3, 2018:

State	Store Count
California	570
Colorado	3
Connecticut	34
Delaware	42
Idaho	14
Massachusetts	10
Maryland	44
Michigan	269
North Carolina	8
Nevada	1
New Hampshire	62
New Jersey	133
New York	321
Ohio	214
Oregon	73
Pennsylvania	529
Vermont	6
Virginia	78
Washington	139

Total	2,550

        Our stores have the following attributes at March 3, 2018:

Attribute	Number	Percentage
Freestanding	1,521	59.6%
Drive through pharmacy	1,364	53.5%
GNC stores within a Rite Aid store	1,507	59.1%

        We lease 2,414 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases. The remaining 136 drugstore facilities are owned.

        We own our corporate headquarters, which is located in a 213,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We lease 547,000 square feet of space in various buildings near Harrisburg, Pennsylvania for document warehousing use and additional administrative personnel. We own additional buildings near Harrisburg, Pennsylvania which total 100,000 square feet and house our model store and additional administrative personnel.

        We operate the following distribution centers and satellite distribution locations, which we own or lease as indicated:

Location	Owned or Leased	Approximate Square Footage
Distribution centers, continuing operations
Perryman, Maryland	Owned	885,000
Perryman, Maryland(1)	Leased	262,000
Pontiac, Michigan	Owned	325,000
Woodland, California	Owned	513,000
Woodland, California(1)	Leased	220,000
Wilsonville, Oregon	Leased	547,000
Lancaster, California	Owned	914,000
Liverpool, New York	Owned	828,000

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

        We lease approximately 19,800 square feet in 36 HEB grocery stores in Texas under a master lease agreement that contains various renewal options through 2024.

        Our Pharmacy Services segment leases approximately 235,000 square feet of space in various buildings primarily in Twinsburg, Ohio for additional administrative personnel. In addition, we own approximately 53,000 square feet of space in North Canton, Ohio for our mail order and specialty drug facilities.

        On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. We also evaluate strategic dispositions and acquisitions of facilities and prescription files. When we reduce in size, close or relocate a store or close distribution center facilities, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of March 3, 2018, we had 4,199,254 square feet of excess space, 2,825,434 square feet of which was subleased.

Item 3.    Legal Proceedings

        The information in response to this item is incorporated herein by reference to Note 22, Commitments and Contingencies of the Consolidated Financial Statements of this Annual Report.

Item 4.    Mine Safety Disclosures

        Not applicable

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is listed on the NYSE under the symbol "RAD." On April 16, 2018, we had approximately 11,432 stockholders of record. Quarterly high and low sales prices, based on the composite transactions, are shown below.

Fiscal Year	Quarter	High	Low
2019 (through April 16, 2018)	First	$1.97	$1.46
2018	First	6.02	3.32
	Second	4.21	2.21
	Third	2.80	1.38
	Fourth	2.55	1.71
2017	First	8.20	7.41
	Second	7.88	6.66
	Third	8.30	6.33
	Fourth	8.77	5.20

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

        Pursuant to the terms of the Envision acquisition agreement, we issued approximately 27.8 million shares of common stock in connection with the June 24, 2015 acquisition of EnvisionRx.

STOCK PERFORMANCE GRAPH

        The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Russell 1000 Consumer Staples Index, and (ii) the Russell 1000 Index, over the same period (assuming the investment of $100.00 in our common stock and such indexes on March 2, 2013 and reinvestment of dividends).

        For comparison of cumulative total return, we have elected to use the Russell 1000 Consumer Staples Index, consisting of 50 companies including the three largest drugstore chains, and the Russell 1000 Index. This allows comparison of the company to a peer group of similar sized companies. We are one of the companies included in the Russell 1000 Consumer Staples Index and the Russell 1000 Index. The Russell 1000 Consumer Staples Index is a capitalization-weighted index of companies that provide products directly to consumers that are typically considered nondiscretionary items based on consumer purchasing habits. The Russell 1000 Index consists of the largest 1000 companies in the Russell 3000 Index and represents the universe of large capitalization stocks from which many active money managers typically select.

 STOCK PERFORMANCE GRAPH
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100 on March 2, 2013
March 3, 2018

	2014	2015	2016	2017	2018
RITE AID CORP	392.26	475.00	473.81	324.40	113.69
Russell 1000 Index	126.10	144.86	135.43	170.10	195.57
Russell 1000 Consumer Staples Index	114.73	140.20	148.04	165.46	160.44

Item 6.    Selected Financial Data—Continuing Operations

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes.

	Fiscal Year Ended(2)
	March 3, 2018 (52 weeks)(*)	March 4, 2017 (53 weeks)(*)	February 27, 2016 (52 weeks)(*)	February 28, 2015 (52 weeks)	March 1, 2014 (52 weeks)
	(Dollars in thousands, except per share amounts)
Summary of Continuing Operations:
Revenues from continuing operations	$21,528,968	$22,927,540	$20,770,237	$16,558,195	$15,874,638
Net (loss) income from continuing operations	(349,532)	4,080	102,088	2,011,846	199,458
Basic and diluted income per share:
Basic (loss) income per share from continuing operations	$(0.33)	$0.00	$0.10	$2.07	$0.18

Diluted (loss) income per share from continuing operations	$(0.33)	$0.00	$0.10	$1.98	$0.17

Total assets(1)	8,989,327	11,593,752	11,277,010	8,777,425	6,860,672
Total debt(1)	3,939,265	7,328,693	6,994,136	5,559,116	5,672,944

(*)
Includes the results of the Pharmacy Services segment, which was acquired on June 24, 2015.

(1)
As of February 27, 2016, the Company early adopted Accounting Standard Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs issued by the Financial Accounting Standards Board in April 2015. The effect of the adoption on the Company's consolidated balance sheet is a reduction in other assets and long-term debt, net of current maturities of $85,827 and $84,199 as of February 28, 2015 and March 1, 2014 respectively.

(2)
As noted above, and further detailed in Note 4 to the consolidated financial statements, in connection with the Sale, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05—Discontinued Operations ("ASC 210-05"). In accordance with ASC 205-20, the Company reclassified the assets and liabilities to be sold, including 1,932 stores (the "Acquired Stores"), three (3) distribution centers, related inventory and other specified assets and liabilities thereto (collectively the "Assets to be Sold" or "Disposal Group") to assets and liabilities held for sale on its consolidated balance sheets, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations

Overview

        We are a pharmacy retail healthcare company, providing our customers and communities with a high level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our Pharmacy Services segment. We accomplish our goal of delivering comprehensive care to our customers through our retail drugstores, RediClinic walk-in retail health clinics and our transparent and traditional PBMs EnvisionRxOptions and MedTrak. We also offer fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies. Additionally through EIC, EnvisionRxOptions also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide value and choice to customers, patients and payors and allows us to succeed in today's evolving healthcare marketplace.

  Retail Pharmacy Segment

        Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 2,550 retail stores. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmacy Purchasing and Delivery Agreement with McKesson Corporation, and the majority of our front end products through our network of distribution centers. In addition, the Retail Pharmacy segment includes 75 RediClinic walk-in retail clinics, of which 39 are located within Rite Aid retail stores in the Philadelphia, Seattle and New Jersey markets.

  Pharmacy Services Segment

        Our Pharmacy Services segment, which was formed on June 24, 2015 through our acquisition of EnvisionRxOptions, provides a full range of pharmacy benefit services. The Pharmacy Services segment provides both transparent and traditional pharmacy benefit management ("PBM") options through its EnvisionRxOptions and MedTrak PBMs, respectively. EnvisionRxOptions also offers fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies; access to the nation's largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC's EnvisionRx Plus product offering. The segment's clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, other sponsors of health benefit plans and individuals throughout the United States.

Merger Agreement with Albertsons Companies, Inc.

Agreement and Plan of Merger

        On February 18, 2018, we entered into the Merger Agreement with Albertsons and the Merger Subs. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into Rite Aid in the Merger, with Rite Aid surviving the Merger as the Surviving Corporation, a wholly-owned direct subsidiary of Merger Sub II, and (ii) immediately following the Merger, the Surviving Corporation will merge with and into Merger Sub II in the Subsequent Merger, with Merger Sub II surviving the Subsequent Merger as the Surviving Company, a wholly-owned direct subsidiary of Albertsons.

        At the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares of our common stock owned by Albertsons, Merger Sub or Rite Aid (including treasury stock held by Rite Aid), which will be cancelled) will be converted into the right to receive and become exchangeable for 0.1000 (the "Base Exchange Ratio") of a fully paid and nonassessable share of Albertsons Common Stock (the "Base Consideration"), without interest, plus, at the election of the holder of our common stock, either (i) an amount in cash equal to $0.1832 per share (the "Additional Cash Consideration" and, together with the Base Consideration, the "Cash Election Consideration"), without interest, or (ii) 0.0079 (the "Additional Stock Election Exchange Ratio" and, together with the Base Exchange Ratio, the "Stock Election Exchange Ratio") of a fully paid and nonassessable share of Albertsons Common Stock (the "Additional Stock Consideration" and, together with the Base Consideration, the "Stock Election Consideration").

        Subject to the terms of the Merger Agreement, at the Effective Time, each option to purchase our common stock granted under any Rite Aid stock plan that is outstanding and unexercised immediately prior to the Effective Time (each, a "Rite Aid Stock Option"), whether or not then vested or exercisable, will be assumed by Albertsons and will be converted into a stock option to acquire a number of shares of Albertsons Common Stock (an "Albertsons Stock Option"), on the same terms and conditions as were applicable to such Rite Aid Stock Option immediately prior to the Effective Time (but taking into account any changes thereto provided for in the Merger Agreement), equal to the product of (i) the number of shares of our common stock subject to such Rite Aid Stock Option immediately prior to the Effective Time multiplied by (ii) the Base Exchange Ratio, with any fractional shares rounded down to the nearest whole number of shares after aggregating each individual holder's Rite Aid Stock Options with the same exercise price. The exercise price per share of Albertsons Common Stock subject to each such Albertsons Stock Option will be an amount (rounded up to the nearest whole cent) equal to the quotient of (A) the excess of (x) the per share exercise price of such Rite Aid Stock Option immediately prior to the Effective Time over (y) the Additional Cash Consideration divided by (B) the Base Exchange Ratio.

        Except as described below for a current or former non-employee director, consultant, employee or other service provider of Rite Aid who is not a continuing employee or continuing service provider after the Effective Time (each, a "Former Service Provider"), subject to the terms of the Merger Agreement, at the Effective Time, each outstanding time- or performance-vesting restricted stock unit granted under any Rite Aid Stock Plan (each, a "Rite Aid RSU"), whether or not then vested, will be assumed by Albertsons and will be converted into a restricted stock unit award (a "Albertsons RSU"), on the same terms and conditions as were applicable to such Rite Aid RSU immediately prior to the Effective Time (including settlement in cash with respect to any Rite Aid RSU that by its terms provides for settlement in cash and settlement in Albertsons Common Stock with respect to any Rite Aid RSU that by its terms provides for settlement in our common stock), relating to the number of shares of Albertsons Common Stock equal to the product of (i) the number of Rite Aid RSUs held by the holder thereof immediately prior to the Effective Time, assuming achievement of any applicable performance metrics at the target level of achievement, multiplied by (ii) the Stock Election Exchange Ratio, with any fractional shares rounded to the nearest whole number of shares.

        Except as described below for Former Service Providers, subject to the terms of the Merger Agreement, at the Effective Time, each outstanding restricted share award granted under any Rite Aid Stock Plan (each, a "Rite Aid RSA"), whether or not then vested, will be assumed by Albertsons and will be converted into a restricted share award (each, a "Albertsons RSA") on the same terms and conditions as were applicable to such Rite Aid RSA immediately prior to the Effective Time (but taking into account any changes thereto provided for in the Merger Agreement), relating to the number of shares of Albertsons Common Stock equal to the product of (i) the number of shares of our common stock subject to such Rite Aid RSA multiplied by (ii) the Base Exchange Ratio, with any fractional shares rounded to the nearest whole number of shares, plus, a number of shares of Albertsons Common Stock or an amount in cash equal to the product of (X) the number of shares of our common stock subject to such Rite Aid RSA immediately prior to the Effective Time multiplied by (Y) the Additional Stock Consideration or the Additional Cash Consideration, as elected by the holder of such Rite Aid RSA.

        Subject to the terms of the Merger Agreement, with respect to each Rite Aid RSA and Rite Aid RSU held by a Former Service Provider, (i) the vesting will be fully accelerated at the Effective Time (and all restrictions thereupon will lapse), and (ii) subject to deduction and withholding rights, in respect of such outstanding Rite Aid RSA or Rite Aid RSU, such Former Service Provider will be entitled to receive that number of whole shares of Albertsons Common Stock equal to the product of (A) the number of shares of our common stock subject to such Rite Aid RSA or Rite Aid RSU immediately prior to the Effective Time (assuming achievement of any applicable performance metrics at the target level of achievement) multiplied by (B) the Base Exchange Ratio, with any fractional shares rounded to the nearest whole number of shares, plus, a number of shares of Albertsons Common Stock or an amount in cash equal to the product of (X) the number of shares of our common stock subject to such Rite Aid RSA or Rite Aid RSU immediately prior to the Effective Time (assuming achievement of any applicable performance metrics at the target level of achievement) multiplied by (Y) the Additional Stock Consideration or the Additional Cash Consideration, as elected by the holder of such Rite Aid RSA and Rite Aid RSU, except, with respect to any Rite Aid RSU that by its terms provides for settlement in cash, the Former Service Provider will be entitled to receive the cash value of the number of whole shares of Albertsons Common Stock equal to the product of (A) the number of shares of Company our common stock subject to such Rite Aid RSU immediately prior to the Effective Time (assuming achievement of any applicable performance metrics at the target level of achievement) multiplied by (B) the Base Exchange Ratio, with any fractional shares rounded to the nearest whole number of shares, plus, an amount in cash equal to the product of (X) the number of shares of Company our common stock subject to such Rite Aid RSU immediately prior to the Effective Time (assuming achievement of any applicable performance metrics at the target level of achievement) multiplied by (Y) the Additional Cash Consideration (for the avoidance of doubt, the holder will not have the right to elect Additional Stock Consideration).

        Consummation of the Merger is subject to various closing conditions, including but not limited to (i) approval of the Merger Agreement by holders of a majority of the outstanding shares of Company our common stock entitled to vote on the Merger, (ii) the expiration or earlier termination of the waiting period under the HSR Act (which condition was satisfied on March 28, 2018), (iii) the absence of any law or order prohibiting the Merger, (iv) the absence of a material adverse effect on Rite Aid and Albertsons, in each case, as defined in the Merger Agreement, (v) approval for listing, on the NYSE, of the shares of Albertsons Common Stock to be issued in the Merger and to be reserved for issuance in connection with the Merger, (vi) Albertsons's registration statement on Form S-4 shall have become effective under the Securities Act, and shall not be the subject of any stop order or proceedings seeking a stop order, (vii) approval of the Ohio Department of Insurance for the change of control of EIC, and (viii) Albertsons shall have delivered the Company a Lock-Up Agreement, No Action Agreement and Standstill Agreement, in each case, in the form agreed to by the parties to the Merger Agreement.

        The parties to the Merger Agreement have each made customary representations and warranties. The parties to the Merger Agreement have each agreed to various covenants and agreements, including, among others, (i) each party's agreement to conduct its business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing of the Merger, (ii) Rite Aid's agreement to not solicit proposals relating to alternative transactions to the Merger or engage in discussions or negotiations with respect thereto, subject to certain exceptions, (iii) Albertsons's covenant to agree to the sale, divestiture or disposition of any assets of Rite Aid that do not exceed $45 million in retail four-wall EBITDA if necessary or advisable in order to obtain antitrust approval of the Merger, and (iv) Albertsons's agreement to use reasonable best efforts to arrange and obtain the debt financing contemplated by the debt commitment letter executed in connection with the Merger Agreement, or such alternative financing as contemplated by the Merger Agreement.

        On February 18, 2018, in connection with the Merger Agreement, Rite Aid entered into a standstill agreement (the "Standstill Agreement") with Albertsons and Cerberus Capital Management, L.P. ("Cerberus"), pursuant to which Cerberus has agreed not to: (i)purchase shares of Albertsons Common Stock or other securities issued by Albertsons, except Cerberus may acquire beneficial ownership of Albertsons Common Stock provided that such beneficial ownership does not result in ownership of 30% or more of the issued and outstanding shares of Albertsons Common Stock in the aggregate following such transaction, (ii) make any public statement or public disclosure regarding any intent, purpose, plan or proposal by Cerberus or any of its controlled affiliates to the composition of the Albertsons board of directors, any merger, consolidation or acquisition of Albertsons or its subsidiaries, (iii) engage in any solicitation of proxies or otherwise solicit the stockholders of Albertsons or (iv) enter into any agreements to make any investment with any person that engages or offers or proposes to engage in any of (i) through (iii) during the standstill period. The standstill period commences at the Effective Time and terminates upon the earliest to occur of (a) thirty days following the date that Cerberus does not have any of its designees on the Albertsons board of directors, (b) the date on which Cerberus no longer has the right to appoint (and has not appointed) at least one director to the Albertsons board of directors pursuant to the Merger Agreement and (c) the date on which Albertsons materially breaches or takes any action challenging the validity or enforceability of the provisions of the Merger Agreement that grant Cerberus certain rights to appoint directors to the Albertsons board of directors. In addition, pursuant to the Standstill Agreement, from February 18, 2018 until the Effective Time, Cerberus has agreed not to acquire or agree to acquire beneficial ownership of any shares of Albertsons Common Stock, Rite Aid common stock or other securities or debt issued by Albertsons or Rite Aid that would result in beneficial ownership of 30% or more of the issued and outstanding shares of Albertsons Common Stock at the Effective Time (assuming for the purposes of such calculation that the Effective Time occurred immediately after such acquisition).

Asset Sale to WBA

Termination of Merger Agreement with WBA

        On June 28, 2017, Rite Aid, WBA and Victoria Merger Sub, Inc. entered into a Termination Agreement (the "Merger Termination Agreement") under which the parties agreed to terminate the WBA Merger Agreement. The Merger Termination Agreement provides that WBA would pay to Rite Aid a termination fee in the amount of $325.0 million, which we received on June 30, 2017.

Entry Into Amended and Restated Asset Purchase Agreement with WBA

        On September 18, 2017, we entered into the Amended and Restated Asset Purchase Agreement with WBA and Buyer, which amended and restated in its entirety the previously disclosed Asset Purchase Agreement (the "Original APA"), dated as of June 28, 2017, by and among Rite Aid, WBA and Buyer. Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer agreed to purchase from Rite Aid 1,932 stores (the "Acquired Stores"), three distribution centers, related inventory and other specified assets and liabilities related thereto (collectively the "Assets to be Sold" or "Disposal Group") for a purchase price of approximately $4.375 billion, on a cash-free, debt-free basis (the "Sale").

        We announced on September 19, 2017 that the waiting period under the HSR Act expired with respect to the Sale. As of March 3, 2018, we have sold 1,651 stores and related assets to WBA in exchange for proceeds of $3,553.5 million, which were used to repay outstanding debt. As of March 27, 2018, we have completed the store transfer process, and all 1,932 stores and related assets have been transferred to WBA and we have received cash proceeds of $4.157 billion.

        The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. We have agreed to various covenants and agreements, including, among others, our agreement to conduct our business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the subsequent closings. We have also agreed to provide transition services to Buyer for up to three (3) years after the initial closing of the Sale. Under the terms of the TSA, we provide various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. In connection with these services, we purchase the related inventory and incur cash payments for the selling, general and administrative activities, which, we bill on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items from the initial closing through March 3, 2018 were $725.2 million, of which $354.3 million is included in accounts receivable. We have charged WBA fees under the Transition Services Agreement ("TSA") with WBA of $8.4 million from the initial closing through March 3, 2018 which are reflected as a reduction to selling, general and administrative expenses.

        Albertsons is obligated to assume our remaining obligations under the TSA with WBA. Under the terms of the Amended and Restated Asset Purchase Agreement, we have the option to purchase pharmaceutical drugs through an affiliate of WBA under terms, including cost, that are substantially equivalent to Walgreen's for a period of ten (10) years, subject to certain terms and conditions.

Divestiture of the Assets to be Sold

        Through March 3, 2018, we announced that we have sold 1,651 of the 1,932 stores for $3.553 billion, which we used to reduce our outstanding indebtedness. We estimate that the total pre-tax gain on the Sale will be approximately $2.5 billion. As of March 27, 2018, we have completed the store transfer process, and all 1,932 stores and related assets have been transferred to WBA and Rite Aid has received cash proceeds of $4.157 billion. The transfer of the three distribution centers and related inventory is expected to begin after September 1, 2018. The majority of the closing conditions have been satisfied, and the transfer of Rite Aid's distribution centers and related assets remain subject to minimal customary closing conditions applicable only to the distribution centers being transferred at such distribution center closing, as specified in the Amended and Restated Asset Purchase Agreement.

        Based on its magnitude and because we are exiting certain markets, the Sale represents a significant strategic shift that has a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale as required by GAAP.

Overview of Financial Results from Continuing Operations

        Net (Loss) Income:    Our net loss from continuing operations for fiscal 2018 was $349.5 million or $0.33 per basic and diluted share compared to net income from continuing operations for fiscal 2017 of $4.1 million or $0.00 per basic and diluted share. The decrease in our operating results was due primarily to $325.0 million of income tax expense relating to the revaluation of our deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017 (the "2017 Tax Act") and a charge of $261.7 million ($191.0 million net of the related income tax benefit),for the impairment of goodwill related to our Pharmacy Services segment. Also impacting our results was a decline in Adjusted EBITDA, higher costs associated with the WBA store sale and higher lease termination and impairment charges, partially offset by the receipt of the $325.0 million Walgreens Boots Alliance merger termination fee for the termination of the WBA Merger Agreement, effective June 28, 2017 and a higher LIFO credit.

        Adjusted EBITDA:    Our Adjusted EBITDA from continuing operations for fiscal 2018 was $559.9 million or 2.6 percent of revenues, compared to $740.1 million or 3.2 percent of revenues for fiscal year 2017. The decline in our Adjusted EBITDA from continuing operations was due primarily to a decrease of $163.5 million in the Retail Pharmacy segment and $16.7 million in the Pharmacy Services segment. The decrease in the Retail Pharmacy segment Adjusted EBITDA was primarily driven by a decline in pharmacy sales and gross profit resulting from reductions in reimbursement rates which we were unable to fully offset with generic purchasing efficiencies, as well as lower script counts. The decrease in the Pharmacy Services segment Adjusted EBITDA was driven primarily by a decline in revenues due to the change in the composition of our Medicare Part D membership and a decline in commercial business. Please see the sections entitled "Segment Analysis" and "Adjusted EBITDA,

Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures" below for additional details.

  Consolidated Results of Operations—Continuing Operations

  Revenue and Other Operating Data

	Year Ended
	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)
	(Dollars in thousands except per share amounts)
Revenues(a)	$21,528,968	$22,927,540	$20,770,237
Revenue (decline) growth	(6.1)%	10.4%	25.4%
Net (loss) income	$(349,532)	$4,080	$102,088
Net (loss) income per diluted share	$(0.33)	$0.00	$0.10
Adjusted EBITDA(b)	$559,894	$740,051	$849,267
Adjusted Net (Loss) Income(b)	$(20,238)	$84,541	$164,604
Adjusted Net (Loss) Income per Diluted Share(b)	$(0.02)	$0.08	$0.16

(a)
Revenues for the fiscal years ended March 3, 2018, March 4, 2017 and February 27, 2016 exclude $200,326, $232,964 and $153,664, respectively, of inter-segment activity that is eliminated in consolidation.

(b)
See "Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures" for additional details.

  Revenues

        Fiscal 2018 compared to Fiscal 2017:    The 6.1% decrease in revenues was due primarily to a $934.0 million decrease in Retail Pharmacy segment revenues, which includes the extra week in the prior year as described below, and a $497.2 million decrease in Pharmacy Services segment revenues. Same store sales trends for fiscal 2018 and fiscal 2017 are described in the "Segment Analysis" section below.

        Fiscal 2017 compared to Fiscal 2016:    The 10.4% increase in revenues was due primarily to the increase in the Pharmacy Services segment, due to a full year of Pharmacy Services segment operating results being included in Fiscal 2017 compared to a partial year in the prior year, partially offset by decreases in the Retail Pharmacy segment.

        Please see the section entitled "Segment Analysis" below for additional details regarding revenues.

  Costs and Expenses

	Year Ended
	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)
	(Dollars in thousands)
Costs of revenues(a)	$16,748,863	$17,862,833	$15,778,258
Gross profit	4,780,105	5,064,707	4,991,979
Gross margin	22.2%	22.1%	24.0%
Selling, general and administrative expenses	$4,651,262	$4,776,995	$4,581,171
Selling, general and administrative expenses as a percentage of revenues	21.6%	20.8%	22.1%
Lease termination and impairment charges	58,765	45,778	40,477
Goodwill impairment	261,727	—	—
Interest expense	202,768	200,065	186,132
Loss on debt retirements, net	—	—	33,205
Walgreens Boots Alliance merger termination fee	(325,000)	—	—
Gain on sale of assets, net	(25,872)	(6,649)	(606)

(a)
Cost of revenues for the fiscal years ended March 3, 2018, March 4, 2017 and February 27, 2016 exclude $200,326, $232,964 and $153,664, respectively, of inter-segment activity that is eliminated in consolidation.

  Gross Profit and Cost of Revenues

        Gross profit decreased by $284.6 million in fiscal 2018 compared to fiscal 2017. Gross profit for fiscal 2018 includes a decline of $299.6 million in our Retail Pharmacy segment, which includes the extra week in the prior year as described below, partially offset by incremental gross profit of $15.0 million relating to our Pharmacy Services segment. Gross margin was 22.2% for fiscal 2018 compared to 22.1% in fiscal 2017. Please see the section entitled "Segment Analysis" for a more detailed description of gross profit and gross margin results by segment.

        Gross profit increased by $72.7 million in fiscal 2017 compared to fiscal 2016. Gross profit for fiscal 2017 includes incremental gross profit of $161.9 million relating to our Pharmacy Services segment. Our Pharmacy Services segment includes a full year of operating results in fiscal 2017 as compared to a partial year in fiscal 2016. This was partially offset by a decline of $89.2 million in our Retail Pharmacy segment. Gross margin was 22.1% for fiscal 2017 compared to 24.0% in fiscal 2016, due primarily to lower reimbursement rates in the Retail Pharmacy segment that were not offset by lower prescription drug costs and revenue growth in our Pharmacy Services segment, which carries a lower gross margin as a percentage of revenue.

  Selling, General and Administrative Expenses

        SG&A decreased by $125.7 million in fiscal 2018 compared to fiscal 2017. The decrease in SG&A includes a decrease of $154.9 million relating to our Retail Pharmacy segment, which includes the extra week in the prior year as described below, partially offset by an increase of $29.2 million relating to our Pharmacy Services segment. Please see the section entitled "Segment Analysis" below for additional details regarding SG&A.

        SG&A increased by $195.8 million in fiscal 2017 compared to fiscal 2016. The increase in SG&A includes an incremental increase of $104.8 million relating to our Pharmacy Services segment due to a full year of Pharmacy Services segment operating results being included in fiscal 2017 as compared to fiscal 2016.

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

        We recorded impairment charges of $37.9 million in fiscal 2018, $22.7 million in fiscal 2017 and $9.3 million in fiscal 2016. Our methodology for recording impairment charges has been consistently applied in the periods presented.

        At March 3, 2018, approximately $1.2 billion of our long-lived assets, including intangible assets, were associated with 2,550 active operating stores.

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

        We recorded impairment charges for active stores of $34.8 million in fiscal 2018, $20.6 million in fiscal 2017 and $8.2 million in fiscal 2016.

        We review key performance results for active stores on a quarterly basis and approve certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors, in addition to, the operating store's individual operating results. We currently have no plans to close a significant number of active stores in future periods. We recorded impairment charges for closed facilities of $3.1 million in fiscal 2018, $2.0 million in fiscal 2017 and $1.0 million in fiscal 2016.

        The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2018, 2017 and 2016:

	March 3, 2018		March 4, 2017		February 27, 2016
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Active stores:
Stores previously impaired(1)	218	$7,313	174	$5,022	161	$4,582
New, relocated and remodeled stores(2)	28	13,100	22	13,232	1	778
Remaining stores not meeting the recoverability test(3)	60	14,369	17	2,369	14	2,882

Total impairment charges—active stores	306	34,782	213	20,623	176	8,242
Total impairment charges—closed facilities	67	3,091	53	2,008	27	1,031

Total impairment charges—all locations	373	$37,873	266	$22,631	203	$9,273

(1)
These charges are related to stores that were impaired for the first time in prior periods. Most active stores, requiring an impairment charge, are fully impaired in the first period that they do not meet their asset recoverability test. However, we do often make ongoing capital additions to certain stores to improve their operating results or to meet geographical competition, which if later are deemed to be unrecoverable, will be impaired in future periods. Of this total, 215, 173 and 160 stores for fiscal years 2018, 2017 and 2016, respectively have been fully impaired. Also included in these charges are an insignificant number of stores, which were only partially impaired in prior years based on our analysis that supported a reduced net book value greater than zero, but now require additional charges.

(2)
These charges are related to new stores (open at least 3 years) and relocated stores (relocated in the last 2 years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met our original return on investment projections and have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 23, 18 and 1 stores for fiscal years 2018, 2017 and 2016, respectively have been fully impaired.

(3)
These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 58, 16 and 13 stores for fiscal years 2018, 2017 and 2016, respectively have been fully impaired.

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

        To the extent that actual future cash flows may differ from our projections materially certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 basis point decrease in our future sales assumptions as of March 3, 2018 would have resulted in an additional fiscal 2018 impairment charge of $1.9 million. A 50 basis point increase in our future sales assumptions as of March 3, 2018 would have reduced the fiscal 2018 impairment charge by $0.4 million. A 100 basis point decrease in our future sales assumptions as of March 3, 2018 would have resulted in an additional fiscal 2018 impairment charge of $3.1 million. A 100 basis point increase in our future sales assumptions as of March 3, 2018 would have reduced the fiscal 2018 impairment charge by $0.7 million.

        During fiscal 2018, we recorded a goodwill impairment charge of $261.7 million ($191.0 million net of the related income tax benefit) relating to our Pharmacy Services segment.

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

        In fiscal 2018, 2017 and 2016, we recorded lease termination charges of $20.9 million, $23.1 million and $31.2 million, respectively. These charges related to changes in future assumptions, interest accretion and provisions for 11 stores in fiscal 2018, 17 stores in fiscal 2017 and 23 stores in fiscal 2016. We have no plans to close a significant number of stores in future periods.

  Interest Expense

        In fiscal 2018, 2017, and 2016, interest expense was $202.8 million, $200.1 million and $186.1 million, respectively. Interest expense for fiscal 2018 was flat to fiscal 2017. The increase in interest expense in fiscal 2017 as compared to fiscal 2016 resulted from a full year of interest expense related to our $1.8 billion aggregate principal amount of 6.125% senior secured notes due April 2023, the proceeds of which were used to acquire EnvisionRxOptions.

        The annual weighted average interest rates on our indebtedness in fiscal 2018, 2017 and 2016 were 7.1%, 5.4% and 5.4%, respectively.

  Income Taxes—Continuing Operations

        Income tax expense of $305.9 million, $44.4 million and $49.5 million, has been recorded for fiscal 2018, 2017 and 2016, respectively. Net income for fiscal 2018 included a provision for income tax based on an overall tax rate of (702.7)%. As a result of federal tax reform legislation enacted in the fourth quarter of 2017, we have re-measured our deferred tax assets and liabilities to reflect the reduction in the federal tax rate from 35% to 21%. This re-measurement caused a one-time increase in our "Provision for income taxes" line item on our consolidated statement of operations of $324.8 million or (745.8)%. The new federal tax legislation contains a number of complex provisions, however, we expect future earnings to be positively impacted largely due to the reduction of the federal corporate income tax rate.

        Net income for fiscal 2017 included a provision for income tax based on an overall tax rate of 91.6%. The Company's effective tax rate is disproportionately high in fiscal 2017 from comparative periods due to low income before taxes relative to items that impact the effective tax rate. Net income for fiscal 2016 included a provision for income tax based on an overall tax rate of 32.7%.

        We recognized tax expense of $749.7 million, $0.05 million and $63.4 million within Net loss (income) from discontinued operations, net of tax, in the Statement of Operations in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Our effective income tax rate from discontinued operations included adjustments to the valuation allowance of $(22.3) million, $0.01 million and $11.7 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

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

        We maintained a valuation allowance of $896.8 million, $226.7 million and $212.0 million against remaining net deferred tax assets at fiscal year-end 2018, 2017 and 2016, respectively.

        Our ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if we were to experience an "ownership change" as defined in section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change will occur if there is a cumulative change in ownership of the Company's stock by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 for the period ended March 3, 2018. It is important to note, that the limitation that would be created upon an ownership change would only apply to income earned after the event that caused the ownership change.

  Dilutive Equity Issuances

        On March 3, 2018, 1,067.3 million shares of common stock, which includes unvested restricted shares, were outstanding and an additional 26.9 million shares of common stock were issuable related to outstanding stock options.

        On March 3, 2018, our 26.9 million shares of potentially issuable common stock consisted of the following (shares in thousands):

Strike price	Outstanding Stock Options(a)
$0.99 and under	440
$1.00 to $1.99	17,851
$2.00 to $2.99	4,119
$3.00 to $3.99	—
$4.00 to $4.99	—
$5.00 to $5.99	—
$6.00 to $6.99	208
$7.00 to $7.99	1,905
$8.00 and over	2,352

Total issuable shares	26,875

(a)
The exercise of these options would provide cash of $69.1 million.

  Segment Analysis

        We evaluate the Retail Pharmacy and Pharmacy Services segments' performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the consolidated financial statements:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations(1)	Consolidated
	(Dollars in thousands)
March 3, 2018:
Revenues	15,832,625	$5,896,669	$(200,326)	$21,528,968
Gross Profit	4,372,373	407,732	—	4,780,105
Adjusted EBITDA(*)	388,360	171,534	—	559,894
March 4, 2017:
Revenues	$16,766,620	$6,393,884	$(232,964)	$22,927,540
Gross Profit	4,671,975	392,732	—	5,064,707
Adjusted EBITDA(*)	551,816	188,235	—	740,051
February 27, 2016:
Revenues	$16,820,388	$4,103,513	$(153,664)	$20,770,237
Gross Profit	4,761,153	230,826	—	4,991,979
Adjusted EBITDA(*)	747,910	101,357	—	849,267

(1)
Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)
See "Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures" for additional details.

Retail Pharmacy Segment Results of Continuing Operations

  Revenues and Other Operating Data

	Year Ended
	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)
	(Dollars in thousands)
Revenues	$15,832,625	$16,766,620	$16,820,388
Revenue (decline) growth	(5.6)%	(0.3)%	1.6%
Same store sales (decline) growth	(2.9)%	(0.8)%	1.7%
Pharmacy sales (decline) growth	(6.7)%	(1.6)%	2.3%
Same store prescription count (decline) growth, adjusted to 30-day equivalents	(1.8)%	0.6%	2.2%
Same store pharmacy sales (decline) growth	(3.9)%	(1.9)%	2.4%
Pharmacy sales as a % of total retail sales	65.9%	66.7%	67.5%
Front-end sales (decline) growth	(3.4)%	2.2%	0.1%
Same store front-end sales growth	(0.8)%	1.6%	0.3%
Front-end sales as a % of total retail sales	34.1%	33.3%	32.5%
Adjusted EBITDA(*)	$388,360	$551,816	$747,910
Store data (Total):
Total stores (beginning of period)	2,604	2,632	2,645
New stores	3	10	4
Store acquisitions	—	2	3
Closed stores	(57)	(40)	(20)

Total stores (end of period)	2,550	2,604	2,632
Relocated stores	20	12	15
Remodeled and expanded stores	179	176	271

(*)
See "Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures" for additional details.

  Revenues

        Fiscal 2018 compared to Fiscal 2017:    The 5.6% decrease in revenue was primarily the result of revenues of approximately $312.2 million relating to the extra week in fiscal 2017 and a decline in same store sales. Same store sales trends for fiscal 2018 and fiscal 2017 are described in the following paragraphs. We include in same store sales all stores that have been open at least one year. Stores in liquidation are considered closed. Relocation stores are not included in same store sales until one year has lapsed.

        Pharmacy same store sales decreased 3.9%. Pharmacy same store sales were negatively impacted by continued reimbursement rate pressures and the continued impact of increases in the mix of generic drugs dispensed and a 1.8% reduction in same store prescription count. Pharmacy same store sales were also negatively impacted by the exclusion from certain narrow networks that we participated in the prior year.

        Front end same store sales decreased 0.8%. The decrease in same store front end sales was impacted by the competitive promotional environment, partially offset by incremental sales from our 1,649 Wellness format stores.

        Fiscal 2017 compared to Fiscal 2016:    The 0.3% decrease in revenue was due primarily to a decrease in pharmacy same store sales, partially offset by the extra week in fiscal 2017.

        Pharmacy same store sales decreased 1.9%. Pharmacy same store sales were negatively impacted by continued reimbursement rate pressures and the continued impact of increases in generic drugs, which have a substantially lower selling price than their brand counterparts but higher gross profit.

        Front end same store sales increased 1.6%. The increase in same store front end sales was impacted by incremental sales from our 1,537 Wellness format stores, and other management initiatives to increase front end sales.

  Costs and Expenses

	Year Ended
	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)
	(Dollars in thousands)
Costs of revenues	$11,460,252	$12,094,645	$12,059,235
Gross profit	4,372,373	4,671,975	4,761,153
Gross margin	27.6%	27.9%	28.3%
FIFO gross profit(*)	4,343,546	4,668,254	4,769,045
FIFO gross margin(*)	27.4%	27.8%	28.4%
Selling, general and administrative expenses	$4,328,567	$4,483,496	$4,392,523
Selling, general and administrative expenses as a percentage of revenues	27.3%	26.7%	26.1%

(*)
See "Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures" for additional details.

  Gross Profit and Cost of Revenues

        Gross profit decreased by $299.6 million in fiscal 2018 compared to fiscal 2017. The decrease in gross profit is due to lower pharmacy gross profit driven by reductions in reimbursement rates that we could not offset through generic purchasing efficiencies and a decrease in prescription count. Additionally, gross profit was lower by approximately $82.8 million due to the extra week in fiscal 2017.

        Overall gross margin was 27.6% for fiscal 2018 compared to 27.9% in fiscal 2017. Gross margin was lower due primarily to continued pharmacy reimbursement rate pressures that we could not offset through generic purchasing efficiencies, partially offset by a higher LIFO credit as compared to the prior year.

        Gross profit decreased by $89.2 million in fiscal 2017 compared to fiscal 2016. The decrease in gross profit is due to lower pharmacy gross profit driven by reductions in reimbursement rates that we could not offset through generic purchasing efficiencies, partially offset by the extra week in fiscal 2017. Overall gross margin was 27.9% for fiscal 2017 compared to 28.3% in fiscal 2016. Gross margin was lower due primarily to continued pharmacy reimbursement rate pressures that we could not offset through generic purchasing efficiencies, partially offset by a LIFO credit as compared to a LIFO charge in fiscal 2016.

        We use the last-in, first-out ("LIFO") method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. The LIFO credit for fiscal 2018 was $28.8 million compared to a LIFO credit of $3.7 million in fiscal 2017 and a LIFO charge of $7.9 million in fiscal 2016. The LIFO credit for fiscal 2018 as compared to the prior year is due primarily to lower brand drug inflation and deflation in generic prescription drug costs.

        During fiscal 2016, we experienced lower deflation on pharmacy generics, which contributed to a LIFO charge of $7.9 million.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenue was 27.3% in fiscal 2018 compared to 26.7% in fiscal 2017, and decreased $154.9 million. The increase in SG&A as a percentage of revenues resulted mostly from the inability to leverage our fixed costs due to our revenue decrease. The decrease in SG&A dollars for fiscal 2018 was primarily due to $75.1 million of SG&A expense relating from the extra week in fiscal 2017 and expense efficiency initiatives that resulted in reduced payroll and operating expenses.

        SG&A as a percentage of revenue was 26.7% in fiscal 2017 compared to 26.1% in fiscal 2016, an increase of $91.0 million. The increase in SG&A for fiscal 2017 was a result of the extra week in fiscal 2017 and declining Retail Pharmacy segment sales leverage.

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

  Revenues and Other Operating Data

	Year Ended
	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)
	(Dollars and plan members in thousands)
Revenues	$5,896,669	$6,393,884	$4,103,513
Revenue (decline) growth(1)	(7.8)%	N/A	N/A
Adjusted EBITDA(*)	$171,534	$188,235	$101,357

(*)
See "Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures" for additional details.

(1)
The fifty-three week period ended March 4, 2017 and the fifty-two week period ended February 27, 2016 amounts are labeled N/A as we do not have a full comparable period.

  Revenues

        Pharmacy Services segment revenue was $5,896.7 million, $6,393.9 million, and $4,103.5 million, respectively, for fiscal 2018, 2017, and 2016. The decrease in the current year revenue for the segment is due to the change in the composition of our Medicare Part D membership and a decline in commercial business. The increase in the fiscal 2017 revenue for the segment is primarily due to a full year of Pharmacy Services segment operations being included in fiscal 2017 as compared to a partial year in fiscal 2016. In addition, revenues for fiscal 2017 were positively impacted by revenue growth at EnvisionPharmacies and DesignRx.

  Costs and Expenses

	Year Ended
	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)
	(Dollars in thousands)
Cost of revenues	$5,488,937	$6,001,152	$3,872,687
Gross profit	407,732	392,732	230,826
Gross margin	6.9%	6.1%	5.6%
Selling, general and administrative expenses	$322,695	$293,499	$188,648
Selling, general and administrative expenses as a percentage of revenues	5.5%	4.6%	4.6%

  Gross Profit and Cost of Revenues

        Gross profit increased by $15.0 million in fiscal 2018 compared to fiscal 2017. The increase in the gross profit for the segment is due primarily to improved customer mix. Gross margin was 6.9% of sales for fiscal 2018 compared to 6.1% of sales for fiscal 2017. The increase in the gross margin for the segment is due primarily to improved customer mix.

        Gross profit increased $161.9 million in fiscal 2017 compared to fiscal 2016. The increase in the fiscal 2017 gross profit for the segment is primarily due to a full year of Pharmacy Services segment operating results being included in the current year as compared to a partial year in the prior year. In addition, gross profit for fiscal 2017 was positively impacted by customer additions and growth at EnvisionPharmacies and DesignRx. Gross margin was 6.1% of sales for fiscal 2017 compared to 5.6% of sales for fiscal 2016.

  Selling, General and Administrative Expenses

        Pharmacy Services segment selling, general and administrative expenses for fiscal 2018 was $322.7 million or 5.5% of revenues as compared to $293.5 million or 4.6% of revenues for fiscal 2017. The increase in fiscal 2018 selling, general and administrative expenses is primarily the result of increased headcount to support business infrastructure and our growing chooser Medicare Part D business.

        Pharmacy Services segment selling, general and administrative expenses for fiscal 2017 was $293.5 million or 4.6% of revenues as compared to $188.6 million or 4.6% of revenues for fiscal 2016. The increase in the selling, general and administrative expenses for fiscal 2017 is primarily the result of a full period of operating results in fiscal 2017 as compared to a partial period of operating results in fiscal 2016, as well as from additional costs to service new Pharmacy Services customers.

Liquidity and Capital Resources

General

        We have disclosed debt and interest expense on a continuing operations and discontinued operations basis on our consolidated balance sheets and consolidated statements of operations. However, the following discussion regarding liquidity and capital resources is at the total enterprise level, as we are contractually obligated for the payment of all outstanding debt instruments and related interest under our various indentures, including borrowings under the Amended and Restated Senior Secured Credit Facility.

        We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our Amended and Restated Senior Secured Credit Facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of March 3, 2018 was $3,279.0 million, which consisted of revolver borrowing capacity of $2,942.0 million and invested cash of $337.0 million.

Credit Facilities

        Our Amended and Restated Senior Secured Credit Facility has a borrowing capacity of $3.0 billion and matures in January 2020. Borrowings under the revolver bear interest at a rate per annum between (i) LIBOR plus 1.50% and LIBOR plus 2.00% with respect to Eurodollar borrowings and (ii) the alternate base rate plus 0.50% and the alternate base rate plus 1.00% with respect to ABR borrowings, in each case, based upon the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). We are required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the revolver, depending on the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). Amounts drawn under the revolver become due and payable on January 13, 2020.

        Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At March 3, 2018, we had $0.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $58.0 million, which resulted in additional borrowing capacity of $2,942.0 million. If at any time the total credit exposure outstanding under our Amended and Restated Senior Secured Credit Facility and the principal amount of our other senior obligations exceeds the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall.

        The Amended and Restated Senior Secured Credit Facility restricts us and all of our subsidiaries that guarantee our obligations under the Amended and Restated Senior Secured Credit Facility, secured guaranteed notes and unsecured guaranteed notes (the "Subsidiary Guarantors") from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store and lockbox deposit accounts and cash necessary to cover our current liabilities) and from accumulating cash on hand with revolver borrowings in excess of $100.0 million over three consecutive business days. The Amended and Restated Senior Secured Credit Facility also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under our Amended and Restated Senior Secured Credit Facility or (b) the sum of revolver availability under our Amended and Restated Senior Secured Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $275.0 million for three consecutive business days or less than or equal to $200.0 million on any day (a "cash sweep period"), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Amended and Restated Senior Secured Credit Facility, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our Amended and Restated Senior Secured Credit Facility.

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

        The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolver is less than $200.0 million or (b) on the third consecutive business day on which availability under the revolver is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of March 3, 2018, we had availability under our revolver of $2,942.0 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the senior secured credit facility's financial covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

        The indentures that govern our secured and guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of March 3, 2018, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $3.4 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). Assuming a fully drawn revolver and the outstanding letters of credit, we could incur an additional $350.0 million in secured debt. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of March 3, 2018, we had the ability to issue additional unsecured debt under the indentures.

2018 Transactions

        During fiscal 2018, we did not have any debt transactions related to continuing operations.

        During January 2018, we used proceeds from the Sale to repay and retire all of our outstanding second lien $470.0 million tranche 1 term loan and $500.0 million tranche 2 term loan principal (the "Second Lien Term Loan Prepayment"). During February 2018, we reduced the borrowing capacity on our Amended and Restated Senior Secured Credit Facility from $3.7 billion to $3.0 billion. In connection with the transactions, we recorded a loss on debt retirement of $8.2 million, which included interest and unamortized debt issuance costs. The debt repayment and related loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

        On February 27, 2018, we announced that we had commenced an offer to purchase up to $900.0 million of the outstanding 9.25% senior notes due 2020 (the "9.25% Notes"), the 6.75% senior notes due 2021 (the "6.75% Notes") and the 6.125% Senior Notes due 2023 (the "6.125% Notes"), pursuant to the asset sale provisions of the indentures of such notes. On March 29, 2018, we accepted for payment, pursuant to our offer to purchase, $3.5 million principal amount of the 9.25% Notes, representing 0.38% of the outstanding principal amount of the 9.25% Notes, $3.5 million principal amount of the 6.75% Notes, representing 0.43% of the outstanding principal amount of the 6.75% Notes, and $41.8 million principal amount of the 6.125% Notes, representing 2.32% of the outstanding principal amount of the 6.125% Notes.

        On March 13, 2018, we issued a notice of redemption for all of the 9.25%. Notes that were outstanding on April 12, 2018, pursuant to the terms of the indenture of the 9.25% Notes. On April 12, 2018, we redeemed 100% of the remaining outstanding 9.25% Notes.

        On April 19, 2018, we announced that we had commenced an offer to purchase up to $700.0 million of the outstanding 6.75% Notes and the 6.125% Notes pursuant to the terms of such indentures. Such offer to purchase will expire at 5:00 P.M., Eastern Time, on May 21, 2018, unless extended or earlier terminated.

2016 Transactions

        On April 2, 2015, we issued $1.8 billion aggregate principal amount of our 6.125% Notes to finance the majority of the cash portion of our acquisition of EnvisionRx, which closed on June 24, 2015. Our obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of our subsidiaries that guarantee our obligations under the Amended and Restated Senior Secured Credit Facility, the 9.25% Notes and the 6.75% Notes (the "Rite Aid Subsidiary Guarantors"), including EnvisionRx and certain of its domestic subsidiaries other than EIC (the "EnvisionRx Subsidiary Guarantors" and, together with the Rite Aid Subsidiary Guarantors, the "Subsidiary Guarantors"). The guarantees are unsecured. The 6.125% Notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of our other unsecured, unsubordinated indebtedness.

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

Off-Balance Sheet Arrangements

        As of March 3, 2018, we had no material off balance sheet arrangements, other than operating leases as included in the table below.

Contractual Obligations and Commitments

        The following table details the maturities of our indebtedness and lease financing obligations as of March 3, 2018, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$279,965	$1,420,033	$1,120,868	$2,385,035	$5,205,901
Capital lease obligations(2)	24,571	14,374	8,634	21,992	69,571
Operating leases(3)	674,739	1,138,200	869,448	1,782,987	4,465,374
Open purchase orders	108,165	—	—	—	108,165
Other, primarily self insurance and retirement plan obligations(4)	86,265	78,729	21,401	63,568	249,963
Minimum purchase commitments(5)	127,950	202,229	54,719	—	384,898

Total contractual cash obligations	$1,301,655	$2,853,565	$2,075,070	$4,253,582	$10,483,872

Commitments
Lease guarantees(6)	$13,886	$13,325	$1,329	$—	$28,540
Lease guarantees(7)	379,404	872,354	536,632	495,634	2,284,024
Outstanding letters of credit	53,349	4,694	—	—	58,043

Total commitments	$1,748,294	$3,743,938	$2,613,031	$4,749,216	$12,854,479

(1)
Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of March 3, 2018.

(2)
Represents the minimum lease payments on non-cancelable leases, including interest, net of sublease income on a continuing operations basis as the minimum lease payments on non-cancelable leases, including interest, net of sublease income is being assumed by WBA as part of the Divestiture.

(3)
Represents the minimum lease payments on non-cancelable leases, including interest, net of sublease income on a continuing operations basis as the minimum lease payments on non-cancelable leases, including interest, net of sublease income is being assumed by WBA as part of the Divestiture.

(4)
Includes the undiscounted payments for self-insured medical coverage, actuarially determined undiscounted payments for self-insured workers' compensation and general liability, and actuarially determined obligations for defined benefit pension and nonqualified executive retirement plans.

(5)
Represents commitments to purchase products and licensing fees from certain vendors.

(6)
Represents lease guarantee obligations for 56 former stores related to certain business dispositions. The respective purchasers assume the obligations and are, therefore, primarily liable for these obligations.

(7)
Represents lease guarantee obligations for 1,886 former stores related to the Asset Sale. WBA assumed the obligations and are, therefore, primarily liable for these obligations.

        Obligations for income tax uncertainties pursuant to ASC 740, "Income Taxes" of approximately $31.4 million are not included in the table above as we are uncertain as to if or when such amounts may be settled.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities from Continuing Operations

        Cash flow provided by operating activities was $511.5 million in fiscal 2018. Operating cash flow was positively impacted by the $325.0 million WBA merger termination fee, the change in deferred taxes, and an increase in accounts payable. Accounts payable increased due to the timing of inventory purchases at our Retail Pharmacy segment in connection with servicing the stores sold to WBA under the TSA, and increased amounts payable to our pharmacy network in our Pharmacy Services segment. These positive working capital changes were partially offset by increases in accounts receivable, mostly driven by amounts due from WBA for servicing the stores under the TSA, a slight increase in inventory and other assets and liabilities. Cash provided by other assets and liabilities resulted primarily from increases in accrued expenses at our Pharmacy Services segment.

        Cash flow provided by operating activities was $183.0 million in fiscal 2017. Cash flow was negatively impacted by cash used by other assets and liabilities, which relates primarily to increased prepaid rent and decreases in various accrued liabilities, cash used by accounts receivable, which relates primarily to our Pharmacy Services segment accounts receivable growth, and cash used by inventory, which relates primarily to increasing store pharmacy inventory following a period of inventory reductions.

        Cash flow provided by operating activities was $710.3 million in fiscal 2016. Cash flow was positively impacted by net income and a decrease in inventory. The cash provided by accounts receivable and used by other assets and liabilities, relate primarily to the receipt of amounts due from CMS and the corresponding payment of amounts due under certain reinsurance contracts, as well as residual amounts due to TPG under the Acquisition agreement, which relate to the December 31, 2014 CMS plan year.

        Cash used in investing activities was $182.9 million in fiscal 2018. Cash used for the purchase of property, plant, and equipment was lower than in the prior year primarily due to fewer Wellness store remodels in the current year.

        Cash used in investing activities was $276.9 million in fiscal 2017. Cash used in investing activities decreased as compared to fiscal 2016 due to expenditures of $1,778.4 million, net of cash acquired, related to the acquisition of EnvisionRx in the prior year. Cash used for the purchase of property, plant, and equipment was also lower than in fiscal 2016 due to fewer Wellness store remodels in the current year.

        Cash used in investing activities was $2,222.7 million in fiscal 2016. Cash used in investing activities increased due to expenditures of $1,778.4 million, net of cash acquired, related to the acquisition of EnvisionRx compared to the fiscal 2015 expenditures of $37.2 million, net of cash acquired, related to the acquisitions of Health Dialog and RediClinic in April 2014. Cash used for the purchase of property, plant, and equipment was higher than in fiscal 2015 due to a higher investment in Wellness store remodels.

        Cash used in financing activities was $237.6 million in fiscal 2018, which reflects net payments on the revolver and scheduled payments on our long-term debt and capital leases. Cash provided by financing activities also reflects an increase in our zero balance bank accounts and proceeds from the issuance of common stock.

        Cash provided by financing activities was $357.7 million in fiscal 2017, which reflects net proceeds from the revolver of $330.0 million. Cash provided by financing activities also reflects an increase in our zero balance bank accounts and proceeds from the issuance of common stock, partially offset by scheduled payments on our capital lease obligations.

        Cash provided by financing activities was $1,400.7 million in fiscal 2016, which reflects $1.8 billion in proceeds from our 6.125% Notes, which was used to finance the majority of the cash portion of our acquisition of EnvisionRx, which is included in investing activities, as well as net proceeds from the revolver of $375.0 million. We also redeemed $650.0 million of our 8.00% Notes. Additionally, we paid an early redemption premium of $26.0 million in connection with the redemption of our 8.00% Notes and deferred financing costs paid in connection with the January 2015 senior secured credit facility refinancing and 6.125% Notes proceeds. Cash provided by financing activities also reflects proceeds from the issuance of common stock and excess tax benefit on stock options, partially offset by scheduled payments on our capital lease obligations and a reduction in our zero balance bank accounts.

  Capital Expenditures

        During the fiscal years ended March 3, 2018, March 4, 2017 and February 27, 2016 capital expenditures were as follows:

	Year Ended
	March 3, 2018 (52 weeks)	March 4, 2017 (53 weeks)	February 27, 2016 (52 weeks)
	(Dollars in thousands)
New store construction, store relocation and store remodel projects	$86,839	$122,760	$236,672
Technology enhancements, improvements to distribution centers and other corporate requirements	99,040	131,389	154,527
Purchase of prescription files from other retail pharmacies	28,885	39,648	89,874

Total capital expenditures	$214,764	$293,797	$481,073

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

        The following critical accounting policies require the use of significant judgments and estimates by management:

        Inventory shrink:    The carrying value of our inventory is reduced by a reserve for estimated shrink losses that occur between physical inventory dates. When estimating these losses, we consider historical loss results at specific locations, as well as overall loss trends as determined during physical inventory procedures. The estimated shrink rate is calculated by dividing historical shrink results for stores inventoried in the most recent six months by the sales for the same period. Shrink expense is recognized by applying the estimated shrink rate to sales since the last physical inventory. There have been no significant changes in the assumptions used to calculate our shrink rate over the last three years. Although possible, we do not expect a significant change to our shrink rate in future periods. A 10 basis point difference in our estimated shrink rate for the year ended March 3, 2018, would have affected pre-tax income by approximately $5.9 million.

        Goodwill Impairment:    Our policy is to perform an impairment test of goodwill at least annually, and more frequently if events or circumstances occurred that would indicate a reduced fair value in our reporting units could exist. Typically, we perform a qualitative assessment in the fourth quarter of the fiscal year to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. However, as part of this qualitative assessment, we do perform a quantitative assessment at least once every three years to re-establish a baseline fair value that can be used in our current and future qualitative assessments. During our qualitative assessment we make significant estimates, assumptions, and judgments, including, but not limited to, the overall economy, industry and market conditions, financial performance of the Company, changes in our share price, and forecasts of revenue, profit, working capital requirements, and cash flows. We consider each reporting unit's historical results and operating trends when determining these assumptions; however, our estimates and projections can be affected by a number of factors and it is possible that actual results could differ from the assumptions used in our impairment assessment. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, we perform a quantitative goodwill impairment test. Fair value estimates used in the quantitative impairment test are calculated using an average of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates and market activity in assessing fair value and are reporting unit specific. If the carrying amount exceeds the reporting unit's fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.

In addition, we consider the income tax effect of any tax deductible goodwill when measuring a goodwill impairment loss.

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

        If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 basis point decrease in our future sales assumptions as of March 3, 2018 would have resulted in an additional fiscal 2018 impairment charge of $1.9 million. A 50 basis point increase in our future sales assumptions as of March 3, 2018 would have reduced the fiscal 2018 impairment charge by $0.4 million. A 100 basis point decrease in our future sales assumptions as of March 3, 2018 would have resulted in an additional fiscal 2018 impairment charge of $3.1 million. A 100 basis point increase in our future sales assumptions as of March 3, 2018 would have reduced the fiscal 2018 impairment charge by $0.7 million.

        Revenue recognition for our loyalty program:    We offer a chain-wide customer loyalty program, "wellness+ Rewards". Members participating in our wellness+ Rewards loyalty card program earn points on a calendar year basis for eligible front end merchandise purchases and qualifying prescriptions. One point is awarded for each dollar spent towards front end merchandise and 25 points are awarded for each qualifying prescription.

        Members reach specific wellness+ Rewards tiers based on the points accumulated during the calendar year, which entitle them to certain future discounts and other benefits upon reaching that tier. For example, any customer that reaches 1,000 points in a calendar year achieves the "Gold" tier, enabling the customer to receive a 20% discount on qualifying purchases of front end merchandise for the remaining portion of the calendar year and the next calendar year. There is also a similar "Silver" level with a lower threshold and benefit level.

        As wellness+ Rewards customers accumulate points, we defer the value of the points earned as deferred revenue based on the expected usage. The amount deferred is based on historic and projected customer activity (e.g., tier level, spending level). As customers receive discounted front end merchandise, we recognize an allocable portion of the deferred revenue. If the achieved combined Gold and Silver levels differ from the assumptions by 5.0% it would have affected pretax income by $0.9 million. If the assumed spending levels, which are the drivers of future discounts, differ by 5.0% it would have affected pretax income by $0.9 million.

        The Rite Aid wellness+ Rewards program allows a customer to earn Bonus Cash based on qualifying purchases. wellness+ Rewards members have the opportunity to redeem their accumulated Bonus Cash on a future purchase with a 60 day expiration window. All Bonus Cash is redeemed using a FIFO methodology (e.g., first Bonus Cash earned are the first to be redeemed).

        For a majority of the Bonus Cash issuances, funding is provided by our vendors through contractual arrangements. This funding is treated as deferred revenue and remains in deferred revenue until a wellness+ Rewards member redeems their Bonus Cash. Upon redemption, the deferred revenue account is decremented with an offsetting credit to sales. For Bonus cash redemptions that are not vendor funded, deferred revenue is recorded and not recognized until Bonus Cash is redeemed.

        Self-insurance liabilities:    We expense claims for self-insured workers' compensation and general liability insurance coverage as incurred including an estimate for claims incurred but not paid. The expense for self-insured workers' compensation and general liability claims incurred but not paid is determined using several factors, including historical claims experience and development, severity of claims, medical costs and the time needed to settle claims. We discount the estimated expense for workers' compensation to present value as the time period from incurrence of the claim to final settlement can be several years. We base our estimates for such timing on previous settlement activity. The discount rate is based on the current market rates for Treasury bills that approximate the average time to settle the workers' compensation claims. These assumptions are updated on an annual basis. A 40 basis point difference in the discount rate for the year ended March 3, 2018, would have affected pretax income by approximately $3.1 million.

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

        Changes in the real estate leasing markets can have an impact on the closed store reserve. Additionally, some of our closed stores were closed prior to our adoption of ASC 420, "Exit or Disposal Cost Obligations." Therefore, if interest rates change, reserves may be increased or decreased. As of March 3, 2018, a 50 basis point variance in the credit adjusted risk free interest rate would have affected pretax income by approximately $0.4 million for fiscal 2018.

        Income taxes:    We currently have net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate significant deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

        The Company's ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if the Company were to experience an "ownership change" as defined in section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change will occur if there is a cumulative change in ownership of the Company's stock by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 for the period ended March 3, 2018. It is important to note that the limitation that would be created upon an ownership change would only apply to income earned after the event that caused the ownership change.

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

Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures

        In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures, such as "Adjusted EBITDA", in assessing our operating performance. We believe the non-GAAP metrics serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, goodwill impairment, inventory write-downs related to store closings, debt retirements, the Walgreens Boots Alliance merger termination fee, and other items (including stock-based compensation expense, merger and acquisition-related costs, severance and costs related to distribution center closures, gain or loss on sale of assets, and revenue deferrals related to our customer loyalty program). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors. In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

        The following is a reconciliation of our net (loss) income to Adjusted EBITDA for fiscal 2018, 2017 and 2016:

	March 3, 2018 (52 weeks)	March 4, 2017 (53 weeks)	February 27, 2016 (52 weeks)
	(Dollars in thousands)
Net (loss) income—continuing operations	$(349,532)	$4,080	$102,088
Interest expense	202,768	200,065	186,132
Income tax expense	305,987	44,438	49,512
Depreciation and amortization expense	386,057	407,366	361,134
LIFO (credit) charge	(28,827)	(3,721)	7,892
Lease termination and impairment charges	58,765	45,778	40,477
Goodwill impairment	261,727	—	—
Loss on debt retirements, net	—	—	33,205
Walgreens Boots Alliance merger termination fee	(325,000)	—	—
Other	47,949	42,045	68,827

Adjusted EBITDA—continuing operations	$559,894	$740,051	$849,267

        The following is a reconciliation of our net (loss) income to Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share for fiscal 2018, 2017, and 2016. Adjusted Net (Loss) Income is defined as net (loss) income excluding the impact of amortization of EnvisionRx intangible assets, merger and acquisition-related costs, loss on debt retirements, LIFO adjustments, goodwill impairment, and the Walgreens Boots Alliance merger termination fee. We calculate Adjusted Net (Loss) Income per Diluted Share using our above-referenced definition of Adjusted Net (Loss) Income. We believe Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share serve as appropriate measures to be used in evaluating the performance of our business and help our investors better compare our operating performance over multiple periods.

	March 3, 2018 (52 weeks)	March 4, 2017 (53 weeks)	February 27, 2016 (52 weeks)
	(Dollars in thousands)
Net (loss) income from continuing operations	$(349,532)	$4,080	$102,088
Add back—Income tax expense	305,987	44,438	49,512

Income before income taxes—continuing operations	(43,545)	48,518	151,600
Adjustments:
Amortization of EnvisionRx intangible assets	78,554	83,022	55,527
LIFO (credit) charge	(28,827)	(3,721)	7,892
Goodwill impairment	261,727	—	—
Loss on debt retirements, net	—	—	33,205
Merger and Acquisition-related costs	24,283	14,066	27,482
Walgreens Boots Alliance merger termination fee	(325,000)	—	—

Adjusted (loss) income before income taxes—continuing operations	(32,808)	141,885	275,706
Adjusted income tax (benefit) expense(a)	(12,570)	57,344	111,102

Adjusted net (loss) income from continuing operations	$(20,238)	$84,541	$164,604

Net (loss) income per diluted share—continuing operations	$(0.33)	$0.00	$0.10
Adjusted net (loss) income per diluted share—continuing operations	$(0.02)	$0.08	$0.16

(a)
The fiscal year 2018, 2017 and 2016 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL's, state credits and valuation allowance, are used for the fifty-two weeks ended March 3, 2018, the fifty-three weeks ended March 4, 2017, and the fifty-two weeks ended February 27, 2016, respectively.

        In addition to Adjusted EBITDA, Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share, we occasionally refer to several other Non-GAAP measures, on a less frequent basis, in order to describe certain components of our business and how we utilize them to describe our results. These measures include but are not limited to Adjusted EBITDA Gross Margin and Gross Profit (gross margin/gross profit excluding non-Adjusted EBITDA items), Adjusted EBITDA SG&A (SG&A expenses excluding non-Adjusted EBITDA items), FIFO Gross Margin and FIFO Gross Profit (gross margin/gross profit before LIFO charges), and Free Cash Flow (Adjusted EBITDA less cash paid for interest, rent on closed stores, capital expenditures, acquisition costs and the change in working capital).

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of March 3, 2018.

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value at March 3, 2018
	(Dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$90	$—	$902,000	$810,000	$—	$2,223,000	$3,935,090	$3,927,411
Average Interest Rate	7.61%	0.00%	9.25%	6.75%	0.00%	6.38%	7.11%
Variable Rate	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of March 3, 2018, our annual interest expense would change by approximately $0.0 million.

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

(b)   Internal Control Over Financial Reporting

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of March 3, 2018, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

  Attestation Report of the Independent Registered Public Accounting Firm

        The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our internal control over financial reporting is included after the next paragraph.

(c)   Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended March 3, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rite Aid Corporation

Opinion on Internal Control over Financial Reporting

        We have audited the internal control over financial reporting of Rite Aid Corporation and subsidiaries (the "Company") as of March 3, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 3, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 3, 2018, of the Company and our report dated April 26, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 26, 2018

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        We will provide information that is responsive to this Item 10 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 10 by reference.

Item 11.    Executive Compensation

        We will provide information that is responsive to this Item 11 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We will provide information that is responsive to this Item 12 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 12 by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        We will provide information that is responsive to this Item 13 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 13 by reference.

Item 14.    Principal Accountant Fees and Services

        We will provide information that is responsive to this Item 14 in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 14 by reference.

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

3.     Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Asset Purchase Agreement, dated September 18, 2017, among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Walgreen Co.	Exhibit 2.1 to Form 8-K, filed on September 19, 2017
2.2	Agreement and Plan of Merger, dated February 18, 2018, among Rite Aid Corporation, Albertsons Companies, Inc., Ranch Acquisition II LLC and Ranch Acquisition Corp.	Exhibit 2.1 to Form 8-K, filed on February 20, 2018
3.1	Amended and Restated Certificate of Incorporation, dated January 22, 2014	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Amended and Restated By-Laws	Exhibit 3.2 to Form 10-Q, filed on January 6, 2016
3.3	Certificate of Designations, Preferences and Rights of Series J Junior Participating Preferred Stock of Rite Aid Corporation	Exhibit 3.1 to Form 8-K, filed on January 3, 2018
4.1	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and U.S. Bank Trust National Association (as successor trustee to Morgan Guaranty Trust Company of New York) to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 7.70% Notes due 2027	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank to the Indenture, dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5
	Indenture, dated as of July 2, 2013, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company's 6.75% Senior Notes due 2021	Exhibit 4.1 to Form 8-K, filed on July 2, 2013
4.6	Registration Rights Agreement, dated as of February 10, 2015, by and among Rite Aid Corporation, TPG VI Envision, L.P., TPG VI DE BDH, L.P. and Envision Rx Options Holdings Inc.	Exhibit 10.3 to Form 8-K, filed on February 13, 2015

Exhibit Numbers	Description	Incorporation By Reference To
4.7	Indenture, dated as of April 2, 2015, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company's 6.125% Senior Notes due 2023	Exhibit 4.1 to Form 8-K, filed on April 2, 2015
4.8
	Registration Rights Agreement, dated as of April 2, 2015, among Rite Aid Corporation, the subsidiary guarantors named therein and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as the initial purchasers of the Company's 6.125% Senior Notes due 2023	Exhibit 10.1 to Form 8-K, filed on April 2, 2015
4.9	Tax Benefits Preservation Plan, dated as of January 3, 2018, between Rite Aid Corporation and Broadridge Corporate Issuer Solutions	Exhibit 4.1 to Form 8-K, filed on January 3, 2018
4.10	Specimen Common Stock Certificate	Exhibit 4.2 to Form 8-K, filed on January 3, 2018
4.11	Certificate of Designations, Preferences and Rights of Series J Junior Participating Preferred Stock of Rite Aid Corporation	Exhibit 3.1 to Form 8-K, filed on January 3, 2018
4.12	Certificate of Elimination of Series J Junior Participating Preferred Stock of Rite Aid Corporation	Exhibit 3.4 to Form 8-A/A, filed on March 28, 2018
4.13	First Amendment to Tax Benefits Preservation Plan, dated as of March 27, 2018, by and between Rite Aid Corporation and Broadridge Corporate Issuer Solutions	Exhibit 4.2 to Form 8-A/A, filed on March 28, 2018
10.1	2000 Omnibus Equity Plan*	Included in Proxy Statement dated October 24, 2000
10.2	2001 Stock Option Plan*	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.3	2004 Omnibus Equity Plan*	Exhibit 10.4 to Form 10-K, filed on April 29, 2005
10.4	2006 Omnibus Equity Plan*	Exhibit 10 to Form 8-K, filed on January 22, 2007
10.5	2010 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.6	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan*	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.7	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan*	Exhibit 10.8 to Form 10-K, filed on April 23, 2013
10.8	2012 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
10.9	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan*	Exhibit 10.10 to Form 10-K, filed on April 23, 2013
10.10	2014 Omnibus Equity Plan*	Exhibit 10.1 to Form 8-K, filed on June 23, 2014

Exhibit Numbers	Description	Incorporation By Reference To
10.11	Form of Award Agreement*	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.12	Supplemental Executive Retirement Plan*	Exhibit 10.6 to Form 10-K, filed on April 28, 2010
10.13	Executive Incentive Plan for Officers of Rite Aid Corporation*	Exhibit 10.1 to Form 8-K, filed on February 24, 2012
10.14	Amended and Restated Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of January 21, 2010*	Exhibit 10.7 to Form 10-K, filed on April 28, 2010
10.15	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000*	Exhibit 10.1 to Form 10-Q, filed on December 22, 2005
10.16	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of December 18, 2008*	Exhibit 10.4 to Form 10-Q, filed on January 7, 2009
10.17	Rite Aid Corporation Special Executive Retirement Plan*	Exhibit 10.15 to Form 10-K, filed on April 26, 2004
10.18	Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.7 to Form 10-Q, filed on January 7, 2009
10.19	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008*	Exhibit 10.6 to Form 10-Q, filed on October 7, 2010
10.20	Amendment to Employment Agreement by and between Rite Aid Corporation and Kenneth Martindale dated as of October 26, 2015*	Exhibit 10.4 to Form 10-Q, filed on January 6, 2016
10.21	Amended and Restated Employment Agreement, dated as of June 23, 2011, between Rite Aid Corporation and Enio A. Montini, Jr.*	Exhibit 10.1 to Form 10-Q, filed on October 5, 2011
10.22	Employment Agreement, dated as of March 24, 2014, by and between Rite Aid Corporation and Dedra N. Castle	Exhibit 10.2 to Form 10-Q, filed on July 3, 2014
10.23	Employment Agreement, dated as of July 24, 2014, by and between Rite Aid Corporation and Darren W. Karst	Exhibit 10.2 to Form 10-Q, filed on October 2, 2014
10.24	Letter Agreement, dated October 26, 2015, to the Employment Agreement by and between Rite Aid Corporation and Darren W. Karst, dated as of July 24, 2014*	Exhibit 10.1 to Form 8-K, filed on October 28, 2015
10.25	Employment Agreement by and between Rite Aid Corporation and Jocelyn Konrad dated as of August 18, 2015*	Exhibit 10.1 to Form 10-Q, filed on January 6, 2016
10.26	Employment Agreement by and between Rite Aid Corporation and Bryan Everett dated as of June 22, 2015*	Exhibit 10.2 to Form 10-Q, filed on January 6, 2016
10.27	Employment Agreement by and between Rite Aid Corporation and David Abelman dated as of August 3, 2015*	Exhibit 10.3 to Form 10-Q, filed on January 6, 2016

Exhibit Numbers	Description	Incorporation By Reference To
10.28	Form of Retention Award Agreement	Exhibit 10.1 to Form 8-K, filed on January 7, 2016
10.29	Form of December 31, 2015 Retention Award Agreement	Exhibit 10.2 to Form 8-K, filed on January 7, 2016
10.30
	Amended and Restated Credit Agreement, dated as of June 27, 2001, as amended and restated as of January 13, 2015, among Rite Aid Corporation, the lenders from time to time party thereto and Citicorp North America, Inc., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on January 14, 2015
10.31
	First Amendment to Amended and Restated Credit Agreement, dated as of February 10, 2015, among Rite Aid Corporation, the lenders signatory thereto and Citicorp North America, Inc., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on February 13, 2015
10.32
	Amended and Restated Collateral Trust and Intercreditor Agreement, including the related definitions annex, dated as of June 5, 2009, among Rite Aid Corporation, each subsidiary named therein or which becomes a party thereto, Wilmington Trust Company, as collateral trustee, Citicorp North America, Inc., as senior collateral processing agent, The Bank of New York Trust Company, N.A., as trustee under the 2017 7.5% Note Indenture (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee under the 2016 10.375% Note Indenture (as defined therein), and each other Second Priority Representative and Senior Representative which becomes a party thereto	Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.33	Amended and Restated Senior Subsidiary Guarantee Agreement, dated as of June 5, 2009 among the subsidiary guarantors party thereto and Citicorp North America, Inc., as senior collateral agent	Exhibit 10.4 to Form 8-K, filed on June 11, 2009
10.34	Amended and Restated Senior Subsidiary Security Agreement, dated as of June 5, 2009, by the subsidiary guarantors party thereto in favor of the Citicorp North America, Inc., as senior collateral agent	Exhibit 10.5 to Form 8-K, filed on June 11, 2009
10.35
	Amended and Restated Senior Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and supplemented as of September 27, 2004, among Rite Aid Corporation, the Subsidiary Guarantors, and Citicorp North America, Inc. and JPMorgan Chase Bank, N.A., as collateral processing co-agents	Exhibit 4.27 to Form 10-K, filed on April 29, 2008
10.36
	Second Priority Subsidiary Guarantee Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.36 to Form 10-K, filed on April 17, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.37	Second Priority Subsidiary Security Agreement, dated as of June 27, 2001, as amended and restated as of May 28, 2003, as supplemented as of January 5, 2005, and as amended in the Reaffirmation Agreement and Amendment dates as of January 11, 2005, by the Subsidiary Guarantors in favor of Wilmington Trust Company, as collateral trustee	Exhibit 4.37 to Form 10-K, filed on April 17, 2009
10.38
	Amended and Restated Second Priority Indemnity, Subrogation and Contribution Agreement, dated as of May 28, 2003, and as supplemented as of January 5, 2005, among the Subsidiary Guarantors and Wilmington Trust Company, as collateral agent	Exhibit 4.33 to Form 10-K, filed on April 29, 2008
10.39	Intercreditor Agreement, dated as of February 18, 2009, by and among Citicorp North America, Inc. and Citicorp North America, Inc., and acknowledged and agreed to by Rite Aid Funding II	Exhibit 10.2 to Form 8-K, filed on February 20, 2009
10.40
	Senior Lien Intercreditor Agreement dated as of June 12, 2009, among Rite Aid Corporation, the subsidiary guarantors named therein, Citicorp North America, Inc., as senior collateral agent for the Senior Secured Parties (as defined therein), Citicorp North America, Inc., as senior representative for the Senior Loan Secured Parties (as defined therein), The Bank of New York Mellon Trust Company, N.A., as Senior Representative (as defined therein) for the Initial Additional Senior Debt Parties (as defined therein), and each additional Senior Representative from time to time party thereto	Exhibit 10.2 to Form 8-K, filed on June 16, 2009
10.41	Standstill Agreement, dated as of February 18, 2018, among Rite Aid Corporation, Albertsons Companies, Inc. and Cerberus Capital Management, L.P.	Exhibit 10.1 to Form 8-K, filed on February 20, 2018
11	Statement regarding computation of earnings per share (See Note 4 to the consolidated financial statements)	Filed herewith
12	Statement regarding computation of ratio of earnings to fixed charges	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
101.	The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 3, 2018 and March 4, 2017, (ii) Consolidated Statements of Operations for the fiscal years ended March 3, 2018, March 4, 2017, and February 27, 2016, (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 3, 2018, March 4, 2017, and February 27, 2016, (iv) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 3, 2018, March 4, 2017, and February 27, 2016, (v) Consolidated Statements of Cash Flows for the fiscal years ended March 3, 2018, March 4, 2017, and February 27, 2016 and (vi) Notes to Consolidated Financial Statements, tagged in detail.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Rite Aid Corporation

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Rite Aid and subsidiaries (the "Company") as of March 3, 2018 and March 4, 2017, the related consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of stockholders' equity, and consolidated statements of cash flows for each of the three years in the period ended March 3, 2018, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 3, 2018 and March 4, 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 3, 2018, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 3, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 26, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 26, 2018

We have served as the Company's auditor since 1999.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 3, 2018	March 4, 2017
ASSETS
Current assets:
Cash and cash equivalents	$447,334	$245,410
Accounts receivable, net	1,869,100	1,771,126
Inventories, net	1,799,539	1,789,541
Prepaid expenses and other current assets	181,181	211,541
Current assets held for sale	438,137	1,047,670

Total current assets	4,735,291	5,065,288
Property, plant and equipment, net	1,431,246	1,526,462
Goodwill	1,421,120	1,682,847
Other intangibles, net	590,443	715,406
Deferred tax assets	594,019	1,505,564
Other assets	217,208	215,917
Noncurrent assets held for sale	—	882,268

Total assets	$8,989,327	$11,593,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$20,761	$17,709
Accounts payable	1,651,363	1,613,909
Accrued salaries, wages and other current liabilities	1,231,736	1,340,947
Current liabilities held for sale	560,205	32,683

Total current liabilities	3,464,065	3,005,248
Long-term debt, less current maturities	3,340,099	3,235,888
Lease financing obligations, less current maturities	30,775	37,204
Other noncurrent liabilities	553,378	643,950
Noncurrent liabilities held for sale	—	4,057,392

Total liabilities	7,388,317	10,979,682
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 1,067,318 and 1,053,690	1,067,318	1,053,690
Additional paid-in capital	4,850,712	4,839,854
Accumulated deficit	(4,282,471)	(5,237,157)
Accumulated other comprehensive loss	(34,549)	(42,317)

Total stockholders' equity	1,601,010	614,070

Total liabilities and stockholders' equity	$8,989,327	$11,593,752

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)
Revenues	$21,528,968	$22,927,540	$20,770,237
Costs and expenses:
Cost of revenues	16,748,863	17,862,833	15,778,258
Selling, general and administrative expenses	4,651,262	4,776,995	4,581,171
Lease termination and impairment charges	58,765	45,778	40,477
Goodwill impairment	261,727	—	—
Interest expense	202,768	200,065	186,132
Loss on debt retirements, net	—	—	33,205
Walgreens Boots Alliance merger termination fee	(325,000)	—	—
Gain on sale of assets, net	(25,872)	(6,649)	(606)

	21,572,513	22,879,022	20,618,637

(Loss) income from continuing operations before income taxes	(43,545)	48,518	151,600
Income tax expense	305,987	44,438	49,512

Net (loss) income from continuing operations	(349,532)	4,080	102,088
Net income (loss) from discontinued operations, net of tax	1,293,002	(27)	63,377

Net income	$943,470	$4,053	$165,465

Computation of income attributable to common stockholders:
(Loss) income from continuing operations attributable to common stockholders—basic and diluted	$(349,532)	$4,080	$102,088
Income (loss) from discontinued operations attributable to common stockholders—basic and diluted	1,293,002	(27)	63,377

Income attributable to common stockholders—basic and diluted	$943,470	$4,053	$165,465

Basic (loss) income per share:
Continuing operations	$(0.33)	$0.00	$0.10
Discontinued operations	$1.23	$(0.00)	$0.06

Net basic income per share	$0.90	$0.00	$0.16

Diluted (loss) income per share:
Continuing operations	$(0.33)	$0.00	$0.10
Discontinued operations	$1.23	$(0.00)	$0.06

Net diluted income per share	$0.90	$0.00	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)
Net income	$943,470	$4,053	$165,465
Other comprehensive income (loss):
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $4,842, $3,600, and $(1,681) tax expense (benefit)	7,255	5,464	(1,931)

Total other comprehensive income (loss)	7,255	5,464	(1,931)

Comprehensive income	$950,725	$9,517	$163,534

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Total
BALANCE FEBRUARY 28, 2015	988,558	$988,558	$4,521,023	$(5,406,675)	$(45,850)	$57,056
Net income				165,465		165,465
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $1,681 tax benefit					(1,931)	(1,931)

Comprehensive income						163,534
Exchange of restricted shares for taxes	(2,045)	(2,045)	(15,461)			(17,506)
Issuance of restricted stock	2,751	2,751	(2,751)			—
Cancellation of restricted stock	(420)	(420)	420			—
Amortization of restricted stock balance			28,342			28,342
Stock-based compensation expense			11,164			11,164
Conversion of convertible debt instruments	24,762	24,762	39,327			64,089
Tax benefit from exercise of stock options and restricted stock vesting			22,466			22,466
Stock options exercised	6,394	6,394	4,982			11,376
Shares issued for EnvisionRx acquisition	27,754	27,754	213,153			240,907

BALANCE FEBRUARY 27, 2016	1,047,754	$1,047,754	$4,822,665	$(5,241,210)	$(47,781)	$581,428

Net income				4,053		4,053
Other comprehensive income:
Changes in Defined Benefit Plans, net of $3,600 tax expense					5,464	5,464

Comprehensive income						9,517
Exchange of restricted shares for taxes	(809)	(809)	(5,446)			(6,255)
Issuance of restricted stock	3,613	3,613	(3,613)			—
Cancellation of restricted stock	(424)	(424)	424			—
Amortization of restricted stock balance			12,588			12,588
Stock-based compensation expense			9,989			9,989
Tax benefit from exercise of stock options and restricted stock vesting			(148)			(148)
Stock options exercised	3,556	3,556	3,395			6,951

BALANCE MARCH 4, 2017	1,053,690	$1,053,690	$4,839,854	$(5,237,157)	$(42,317)	$614,070

Net income				943,470		943,470
Other comprehensive income:
Changes in Defined Benefit Plans, net of $4,842 tax expense					7,255	7,255

Comprehensive income						950,725
Adoption of ASU 2016-09				11,729		11,729
Adoption of ASU 2018-02				(513)	513	—
Exchange of restricted shares for taxes	(1,454)	(1,454)	(2,649)			(4,103)
Issuance of restricted stock	13,856	13,856	(13,856)			—
Cancellation of restricted stock	(3,594)	(3,594)	3,594			—
Amortization of restricted stock balance			18,365			18,365
Stock-based compensation expense			2,761			2,761
Amortization of performance-based incentive plans			1,667			1,667
Stock options exercised	4,820	4,820	976			5,796

BALANCE MARCH 3, 2018	1,067,318	$1,067,318	$4,850,712	$(4,282,471)	$(34,549)	$1,601,010

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)
OPERATING ACTIVITIES:
Net income	$943,470	$4,053	$165,465
Net income (loss) from discontinued operations, net of tax	1,293,002	(27)	63,377

Net (loss) income from continuing operations	$(349,532)	$4,080	$102,088

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	386,057	407,366	361,134
Lease termination and impairment charges	58,765	45,778	40,477
Goodwill impairment	261,727	—	—
LIFO (credit) charge	(28,827)	(3,721)	7,892
Gain on sale of assets, net	(25,872)	(6,649)	(606)
Stock-based compensation expense	25,793	23,482	37,948
Loss on debt retirements, net	—	—	33,205
Changes in deferred taxes	260,411	35,038	79,488
Excess tax benefit on stock options and restricted stock	—	(543)	(22,884)
Changes in operating assets and liabilities:
Accounts receivable	(349,481)	(159,590)	264,525
Inventories	18,835	(49,381)	136,823
Accounts payable	211,511	39,542	(480)
Other assets and liabilities, net	42,083	(152,375)	(329,267)

Net cash provided by operating activities of continuing operations	511,470	183,027	710,343

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(185,879)	(254,149)	(391,199)
Intangible assets acquired	(28,885)	(39,648)	(89,874)
Acquisition of businesses, net of cash acquired	—	—	(1,778,377)
Proceeds from insured loss	4,239	—	—
Proceeds from sale-leaseback transactions	—	—	26,953
Proceeds from dispositions of assets and investments	27,586	16,852	9,773

Net cash used in investing activities of continuing operations	(182,939)	(276,945)	(2,222,724)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	—	1,800,000
Net (payments to) proceeds from revolver	(265,000)	330,000	375,000
Principal payments on long-term debt	(9,882)	(16,588)	(667,494)
Change in zero balance cash accounts	35,605	43,080	(62,878)
Net proceeds from the issuance of common stock	5,796	6,951	11,376
Financing fees paid for early debt redemption	—	—	(26,003)
Excess tax benefit on stock options and restricted stock	—	543	22,884
Deferred financing costs paid	—	—	(34,634)
Payment for taxes related to net share settlement of equity awards	(4,103)	(6,254)	(17,506)

Net cash (used in) provided by financing activities of continuing operations	(237,584)	357,732	1,400,745

Cash flows from discontinued operations:
Operating activities of discontinued operations	(245,126)	49,090	304,565
Investing activities of discontinued operations	3,496,222	(187,314)	(179,134)
Financing activities of discontinued operations	(3,140,119)	(4,651)	(5,223)

Net cash provided by (used in) discontinued operations	110,977	(142,875)	120,208

Increase in cash and cash equivalents	201,924	120,939	8,572
Cash and cash equivalents, beginning of year	245,410	124,471	115,899

Cash and cash equivalents, end of year	$447,334	$245,410	$124,471

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

  Description of Business

        The Company is a Delaware corporation and through its 100 percent owned subsidiaries, operates a pharmacy retail healthcare company in the United States of America. The Company operates through its two reportable segments: the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy segment operates one of the largest retail drugstore chains in the United States, with 2,550 stores in operation as of March 3, 2018. The Retail Pharmacy segment's drugstores' primary business is the sale of brand and generic prescription drugs. The Retail Pharmacy segment also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line. The Pharmacy Services segment, acquired by the Company in connection with the June 24, 2015 acquisition of EnvisionRx, operates both a transparent and traditional pharmacy benefit management ("PBM") business; mail-order and specialty pharmacy services through EnvisionPharmacies; access to the nation's largest cash pay infertility discount drug program via Design Rx; a claims adjudication software platform through Laker Software; and a national Medicare Part D prescription drug plan through Envision Insurance Company ("EIC"). See Note 21 for additional details on the Company's reportable segments.

        The discussion and presentation of the operating and financial results of our business segments have been impacted by the following event.

        Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Walgreen Co. agreed to purchase from Rite Aid 1,932 stores, three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of approximately $4.375 billion, on a cash-free, debt-free basis (the "Asset Sale" or the "Sale"). As of March 3, 2018, the Company has sold 1,651 stores and related assets to WBA in exchange for proceeds of $3,553.5 million, which were used to repay outstanding debt. Based on its magnitude and because the Company is exiting certain markets, the Sale represents a significant strategic shift that has a material effect on the Company's operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Asset Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the assets and liabilities to be sold, including 1,932 stores (the "Acquired Stores"), three (3) distribution centers, related inventory and other specified assets and liabilities related thereto (collectively the "Assets to be Sold" or "Disposal Group") to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended March 3, 2018 and March 4, 2017, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, corporate support activities related to the Disposal Group were not reclassified to discontinued operations. Please see additional information as provided in Note 4 Asset Sale to WBA.

        Prior to the June 24, 2015 acquisition of EnvisionRx, the Company's operations consisted solely of the Retail Pharmacy segment. Following the completion of the EnvisionRx acquisition, the Company

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

organized its operations into the Retail Pharmacy segment and the Pharmacy Services segment. Revenues for the Company are as follows:

	Year Ended
	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)
Retail Pharmacy segment:
Pharmacy sales	$10,328,376	$11,072,480	$11,258,112
Front end sales	5,348,613	5,538,352	5,419,889
Other revenue	155,636	155,788	142,387

Total Retail Pharmacy segment	$15,832,625	$16,766,620	$16,820,388
Pharmacy Services segment revenue	5,896,669	6,393,884	4,103,513
Intersegment elimination	(200,326)	(232,964)	(153,664)

Total revenue	$21,528,968	$22,927,540	$20,770,237

        Sales of prescription drugs for our Retail Pharmacy segment represented approximately 65.9%, 66.0% and 66.9% of the Company's total drugstore sales in fiscal years 2018, 2017 and 2016, respectively. The Retail Pharmacy segment's principal classes of products in fiscal 2018 were the following:

Product Class	Percentage of Sales
Prescription drugs	65.9%
Over-the-counter medications and personal care	10.9%
Health and beauty aids	4.4%
General merchandise and other	18.8%

  Fiscal Year

        The Company's fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal year ended March 3, 2018 included 52 weeks. The fiscal year ended March 4, 2017 included 53 weeks. The fiscal year ended February 27, 2016 included 52 weeks.

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all of its 100 percent owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

  Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and highly liquid investments, which are readily convertible to known amounts of cash and which have original maturities of three months or less when purchased.

  Allowance for Uncollectible Receivables

        Substantially all prescription sales are made to customers who are covered by third-party payors, such as insurance companies, government agencies and employers. The Company recognizes receivables that represent the amount owed to the Company for sales made to customers or employees of those payors that have not yet been paid. The Company maintains a reserve for the amount of these receivables deemed to be uncollectible. This reserve is calculated based upon historical collection activity adjusted for current conditions.

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

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

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

        The Company capitalizes direct internal and external development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2018, 2017 and 2016, the Company capitalized costs of approximately $13,940, $6,189 and $7,680, respectively.

  Goodwill

        The Company recognizes goodwill as the excess of the purchase price over the fair value of the assets acquired and liabilities assumed during business combinations. The Company accounts for goodwill under ASC Topic 350, "Intangibles—Goodwill and Other", which does not permit amortization, but instead requires the Company to perform an annual impairment review, or more frequently if events or circumstances indicate that impairment may be more likely. See Note 13 for additional information on goodwill.

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

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Part D ("Part D"), which is required in order to act as a national provider of the Part D benefit, is amortized over 25 years on a straight line basis.

  Deferred Financing Costs

        Costs incurred to issue debt are deferred and amortized as a component of interest expense over the terms of the related debt agreements. Amortization expense of deferred financing costs was $8,403, $4,696 and $4,691 for fiscal 2018, 2017 and 2016, respectively.

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

        The Retail Pharmacy segment offers a chain-wide loyalty card program titled wellness +. Members participating in the wellness + loyalty card program earn points on a calendar year basis for eligible front end merchandise purchases and qualifying prescriptions. One point is awarded for each dollar spent towards front end merchandise and 25 points are awarded for each qualifying prescription.

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

        As wellness + customers accumulate points, the Retail Pharmacy segment defers the value of the points earned as deferred revenue (included in other current and noncurrent liabilities, based on the expected usage). The amount deferred is based on historic and projected customer activity (e.g., tier level, spending level). As customers receive discounted front end merchandise, the Retail Pharmacy segment recognizes an allocable portion of the deferred revenue. The Retail Pharmacy segment deferred $63,851 as of March 3, 2018 of which $50,036 is included in other current liabilities and $13,815 is included in noncurrent liabilities. The Retail Pharmacy segment deferred $60,255 as of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

March 4, 2017 of which $46,864 is included in other current liabilities and $13,391 is included in noncurrent liabilities.

        In January 2018, the Company ended its partnership with American Express Travel Related Services Company, Inc. ("American Express") and later replaced that program with The Rite Aid wellness+ Rewards program, which allows a customer to earn Bonus Cash based on qualifying purchases. wellness+ Rewards members have the opportunity to redeem their accumulated Bonus Cash on a future purchase with a 60 day expiration window. All Bonus Cash is redeemed using a FIFO methodology (e.g., first Bonus Cash earned are the first to be redeemed).

        For a majority of the Bonus Cash issuances, funding is provided by our vendors through contractual arrangements. This funding is treated as deferred revenue and remains in deferred revenue until a wellness+ Rewards member redeems their Bonus Cash. Upon redemption, the deferred revenue account is decremented with an offsetting credit to sales. For Bonus cash redemptions that are not vendor funded, deferred revenue is recorded and not recognized until Bonus Cash is redeemed.

        Prior to ending its partnership with American Express, the Company partnered with American Express to be part of a coalition loyalty program titled Plenti. This awards program allows a customer to earn points based on qualifying purchases at participating retailers. Each Plenti point is worth the equivalent of $0.01. The customer has the opportunity to redeem their accumulated points on a future purchase at any of the participating retailers. All points are redeemed using a FIFO methodology (e.g., first points earned are the first to be redeemed). Points expire on December 31st of each year for any point that has aged a minimum of two years that has not been redeemed by the customer. For a majority of the Plenti point issuances, funding is provided by our vendors through contractual arrangements. This funding is treated as deferred revenue and remains in deferred revenue until a customer redeems their points. Upon redemption, the deferred revenue account is decremented with an offsetting credit to sales. For Plenti point redemptions that are not vendor funded, deferred revenue is recorded and not recognized until the points are redeemed. As of March 3, 2018, the Company had deferred revenue of $23,907 relating to the Plenti program which is included in other current liabilities. As of March 4, 2017, the Company had deferred revenue of $35,642 relating to the Plenti program which is included in other current liabilities

  Pharmacy Services Segment

        The Pharmacy Services segment ("Pharmacy Services") sells prescription drugs indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy. The Pharmacy Services segment recognizes revenue from prescription drugs sold by (i) its mail service dispensing pharmacy and (ii) under retail pharmacy network contracts where it is the principal using the gross method at the contract prices negotiated with its clients, primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States. Revenues include: (i) the portion of the price the client pays directly to the Pharmacy Services segment, net of any volume-related or other discounts paid back to the client (see "Drug Discounts" below), (ii) the price paid to the Pharmacy Services segment by client plan members for mail order prescriptions ("Mail

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Co-Payments"), (iii) customer copayments made directly to the retail pharmacy network, and (iv) administrative fees. Sales taxes are not included in revenue. Revenue is recognized when: (i) persuasive evidence that the prescription drug sale has occurred or a contractual arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. The following revenue recognition policies have been established for the Pharmacy Services segment:

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

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

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

        See Note 21 for additional information about the revenues of the Company's business segments.

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

        See Note 21 for additional information about the cost of revenues of the Company's business segments.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

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

  Reinsurance

        To minimize risk and statutory capital requirements, EIC enters into quota share reinsurance agreements with unaffiliated reinsurers whereby they assume a quota share percentage of the company's Medicare Part D program. The net revenue and net cost of revenue for EIC has been reduced by the amounts ceded to reinsurers under these agreements. EIC does not have a reinsurance agreement in place for calender 2018.

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

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

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

  Advertising

        Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2018, 2017 and 2016 were $161,826, $181,438 and $191,534, respectively.

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

  Stock-Based Compensation

        The Company has several stock option plans, which are described in detail in Note 17. The Company accounts for stock-based compensation under ASC 718, "Compensation—Stock Compensation." The Company recognizes option expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures.

  Store Pre-opening Expenses

        Costs incurred prior to the opening of a new or relocated store, associated with a remodeled store or related to the opening of a distribution facility are charged against earnings when incurred.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

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

        The Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, "Income Taxes" ("ASC 740"), the Company re-measured its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation. Although in the normal course of business the Company is required to make estimates and assumptions for certain tax items which cannot be fully determined at period end, the Company did not identify items for which the income tax effects of the Tax Act have not been completed as of March 3, 2018 and, therefore, considers its accounting for the tax effects of the Tax Act on its deferred tax assets and liabilities to be complete as of March 3, 2018.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

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

  Significant Concentrations

  Retail Pharmacy Segment

        The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2018, the top five third party payors accounted for approximately 78.6% of the Company's pharmacy sales. The largest third party payor, Caremark, represented 27.2% of pharmacy sales during fiscal 2018. The largest third party payor during fiscal 2017 and fiscal 2016, Express Scripts, represented 26.0% and 27.1% of pharmacy sales, respectively. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers.

        During fiscal 2018, state sponsored Medicaid agencies and related managed care Medicaid payors accounted for approximately 20.4% of the Company's pharmacy sales, the largest of which was approximately 1.9% of the Company's pharmacy sales. During fiscal 2018, approximately 34.1% of the Company's pharmacy sales were to customers covered by Medicare Part D. Any significant loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

        During fiscal 2018, the Company purchased brand and generic pharmaceuticals, which amounted to approximately 97.8% of the dollar volume of its prescription drugs from McKesson Corporation "McKesson" under its expanded five-year agreement executed on February 17, 2014 for pharmaceutical purchasing and distribution (our "Purchasing and Delivery Agreement") whereby McKesson assumed responsibility for purchasing essential all of the brand and generic medications the Company dispenses as well as providing a new direct store delivery model to all of the Company's stores. If the Company's relationship with McKesson was disrupted, it could temporarily have difficulty filling prescriptions for brand-named and generic drugs until it executed a replacement wholesaler agreement or developed and implemented self- distribution processes.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

  Pharmacy Services Segment

        The Pharmacy Services segment, through its EIC subsidiary, participates in the federal government's Medicare Part D program as a PDP. During fiscal 2018, fiscal 2017 and fiscal 2016, net revenues of $203,361 (1.0% of consolidated revenues), $223,077 (1.0% of consolidated revenues) and $162,620 (0.8% of consolidated revenues), respectively, include insurance premiums earned by the PDP, which are determined based on the PDP's annual bid and related contractual arrangements with CMS.

        EIC had previously entered into a quota share reinsurance agreement with Swiss Re Life & Health America Inc. ("Swiss Re") whereby they assume a quota share percentage of the company's Medicare Part D program. Fifty percent of the net revenue and net cost of revenue for EIC has been ceded to Swiss Re under this agreement. EIC does not have a reinsurance agreement in place for calendar 2018.

  Derivatives

        The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by ASC 815, "Derivatives and Hedging." As of March 3, 2018 and March 4, 2017, the Company had no interest rate swap arrangements or other derivatives.

  Recently Adopted Accounting Pronouncements

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for certain aspects of share-based payments to employees in ASC Topic 718, Compensation—Stock Compensation. The new guidance eliminates the accounting for any excess tax benefits and deficiencies through equity and requires all excess tax benefits and deficiencies related to employee share-based compensation arrangements to be recorded in the income statement. This aspect of the new guidance is required to be applied prospectively. The new guidance also requires (i.) the presentation of excess tax benefits on the statement of cash flows as an operating activity rather than a financing activity, a change which may be applied prospectively or retrospectively and (ii.) the presentation of employee taxes paid when an employer withholds shares for tax withholding purposes on the statement of cash flows as a financing activity, a change which must be applied retrospectively. The new guidance further provides an accounting policy election to account for forfeitures as they occur rather than utilizing the estimated amount of forfeitures at the time of issuance. The Company adopted this new guidance effective March 5, 2017. The primary impact of adoption was (i.) the modified retrospective recognition of the cumulative amount of previously unrecognized excess tax benefits as an opening balance sheet adjustment and (ii.) the recognition of excess tax benefits in the income statement on a prospective basis, rather than equity. As a result, the Company (i.) increased the deferred tax asset and reduced accumulated deficit by $11,729 as of the beginning of the fifty-two weeks ended March 3, 2018, and (ii.) the Company recognized a discrete income tax expense of $10,590 in income tax expense for the fifty-two weeks ended March 3, 2018. The Company also elected to adopt the cash flow presentation of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

the excess tax benefits prospectively commencing in the first quarter of fiscal 2018. The retrospective application of cash paid on employees' behalf related to shares withheld for tax purposes resulted in an increase to "Net cash provided by operating activities" and a decrease to "Net cash provided by financing activities" of $6,254 and $17,506 for the fifty-three weeks ended March 4, 2017 and the fifty two weeks ended February 27, 2016, respectively. The Company's stock-based compensation expense continues to reflect estimated forfeitures. None of the other provisions in this new guidance had a material impact on the Company's condensed consolidated financial statements.

        In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance concerns the income tax effects of items in accumulated other comprehensive income ("AOCI") that were originally recognized in other comprehensive income, rather than in income from continuing operations. The new guidance allows for a reclassification from AOCI to retained earnings for the amount of deferred taxes caused by the reduction in the corporate income tax rate following the U.S. tax law changes enacted in December 2017. The Company adopted this new guidance during the fourth quarter of fiscal 2018 and applied the changes retrospectively. As a result the Company recorded a $513 increase to comprehensive income and a corresponding decrease to accumulated deficit.

        In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, (Topic 350): Simplifying the Test for Goodwill Impairment, which is intended to simplify the subsequent measurement and impairment of goodwill. The ASU simplifies the complexity of evaluating goodwill for impairment by eliminating the second step of the impairment test, which compares the implied fair value of a reporting unit's goodwill to the carrying amount of that goodwill. Instead, the ASU requires entities to compare the fair value of a reporting unit to its carrying amount in order to determine the amount of goodwill impairment recognized. ASU No. 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019 (fiscal 2020). Early adoption of all the amendments for ASU 2017-04 is permitted. Amendments must be applied prospectively. The Company adopted ASU 2017-04 during the fourth quarter of fiscal 2018. See Note 13.

  Recently Issued Accounting Pronouncements Not Yet Adopted

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, "Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)," which amends the principal-versus-agent implementation guidance and in April 2016 the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the guidance in those areas in the new revenue recognition standard. These ASU's were issued in response to feedback received from the FASB-International Accounting Standards Board joint revenue recognition transition resource group. The new revenue standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning January 1, 2018.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        The Company has substantially completed the evaluation of the new revenue standard and does not expect the implementation of the standard will have a material effect on the Company's consolidated results of operations, cash flows or financial position. The new standard will however require more extensive revenue-related disclosures. The Company has identified one difference in its Retail Pharmacy Segment related to the timing of revenue recognition for third party prescription revenues, which is currently recognized at the time that the prescription is filled. Under the new standard, this revenue will be recognized at the time the customer takes possession of the merchandise. The Company also identified one difference on its Pharmacy Services Segment related to the recognition of revenues under one specific rebate administration program which is currently recognized as revenues and cost of sales. Under the new standard, the Company is no longer determined to be acting as the principal for this contract and revenues will need to be recorded on a net basis. Total revenues reported under this contract in Fiscal 2018 were $123,500. On March 4, 2018, the Company adopted the new revenue standard on a modified retrospective basis and recorded a transition adjustment to increase accumulated deficit as of March 4, 2018 by approximately $8,000.

        In February 2016, the FASB issued ASU No. 2016-02, Leases, (Topic 842), which is intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that engage in lease transactions (both lessee and lessor) that lease assets such as real estate and manufacturing equipment. This ASU will require organizations that lease assets—referred to as "leases"—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years and interim periods within those years beginning January 1, 2019 (fiscal 2020). On January 5, 2018 the FASB issued an exposure draft amending certain aspects of the new leasing standard. The proposed amendments include a provision to allow entities to elect not to restate comparative periods in the period of adoption when transitioning to the new standard and instead allow a modified retrospective approach. The Company believes that the new standard will have a material impact on its financial position. The Company is currently evaluating the impact this standard implementation will have on its results of operations and cash flows.

2. Acquisition

        On June 24, 2015, the Company acquired TPG VI Envision BL, LLC and Envision Topco Holdings, LLC ("EnvisionRx"), pursuant to the terms of an agreement ("Agreement") dated February 10, 2015 (the "Acquisition"). EnvisionRx, which has been rebranded as EnvisionRxOptions ("EnvisionRx" or "EnvisionRxOptions"), is a full-service pharmacy services provider. EnvisionRx provides both transparent and traditional pharmacy benefit manager ("PBM") service options through its EnvisionRx and MedTrak PBMs, respectively. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies; access to the nation's largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through Envision Insurance Company's ("EIC") EnvisionRx Plus Silver product for the low income auto-assign market and its Clear Choice product for the chooser market. EnvisionRx is headquartered in Twinsburg, Ohio and operates as a 100 percent owned subsidiary of the Company.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

2. Acquisition (Continued)

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

        The Company's consolidated financial statements for fiscal 2018 and fiscal 2017 include EnvisionRx results of operations. The Company's consolidated financial statements for fiscal 2016 includes EnvisionRx results of operations from the Acquisition date of June 24, 2015 through February 27, 2016 (please see Note 21 Segment Reporting for the Pharmacy Services segment results included within the consolidated financial statements for the fifty-two week period ended March 3, 2018, fifty-three week period ended March 4, 2017 and the fifty-two week period ended February 27, 2016, which reflects the results of EnvisionRx). The Company's consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 "Business Combinations", whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

2. Acquisition (Continued)

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

2. Acquisition (Continued)

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

        During fiscal 2018, 2017 and 2016, acquisition costs of $0, $6 and $27,402, respectively, were expensed as incurred. The following unaudited pro forma combined financial data gives effect to the Acquisition as if it had occurred as of March 1, 2014.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

2. Acquisition (Continued)

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

	Year Ended
	March 3, 2018 (52 weeks)	March 4, 2017 (53 weeks)	February 27, 2016 (52 weeks)
	Pro forma	Pro forma	Pro forma
Net revenues as reported	$21,528,968	$22,927,540	$20,770,237
EnvisionRx revenue, prior to the acquisition	—	—	1,735,635
Less pre-acquisition intercompany revenue	—	—	(103,363)

Pro forma combined revenues	$21,528,968	$22,927,540	$22,402,509
Net income as reported	$943,470	$4,053	$165,465
EnvisionRx net (loss) income before income taxes, prior to the acquisition	—	—	(45,307)
Incremental interest expense on the 6.125% Notes issued on April 2, 2015	—	—	(11,097)
Incremental amortization resulting from fair value adjustments of the identifiable intangible assets	—	—	(14,297)
Transaction costs incurred by both the Company and EnvisionRx	—	—	56,194
Interest expense incurred by EnvisionRx	—	—	21,984
Debt extinguishment charges incurred by EnvisionRx	—	—	31,601
Income tax expense relating to pro forma adjustments	—	—	(15,866)

Pro forma net income	$943,470	$4,053	$188,677

Net income (loss) from discontinued operations	1,293,002	(27)	63,377

Pro forma net (loss) income from continuing operations	$(349,532)	$4,080	$125,300

Basic (loss) income per share:
Continuing operations	$(0.33)	$0.00	$0.12
Discontinued operations	1.23	(0.00)	0.06

Net basic income per share	$0.90	$0.00	$0.18

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

2. Acquisition (Continued)

	Year Ended
	March 3, 2018 (52 weeks)	March 4, 2017 (53 weeks)	February 27, 2016 (52 weeks)
	Pro forma	Pro forma	Pro forma
Diluted (loss) income per share:
Continuing operations	$(0.33)	$0.00	$0.12
Discontinued operations	1.23	(0.00)	0.06

Net diluted income per share	$0.90	$0.00	$0.18

        The unaudited pro forma combined financial information for fiscal 2018 and fiscal 2017 is identical to the actual results reported by the Company because EnvisionRx results were included in the consolidated operations of the Company for the entire period.

3. Merger Agreement

Agreement and Plan of Merger

        On February 18, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Albertsons Companies, Inc. ("Albertsons"), Ranch Acquisition II LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of Albertsons ("Merger Sub II"), and Ranch Acquisition Corp., a Delaware corporation and a wholly-owned direct subsidiary of Merger Sub II ("Merger Sub" and, together with Merger Sub II, the "Merger Subs"). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly-owned direct subsidiary of Merger Sub II (the "Surviving Corporation"), and (ii) immediately following the Merger, the Surviving Corporation will merge with and into Merger Sub II (the "Subsequent Merger" and, together with the Merger, the "Mergers"), with Merger Sub II surviving the Subsequent Merger as a wholly-owned direct subsidiary of Albertsons (the "Surviving Company").

        At the effective time of the Merger (the "Effective Time"), each share of Rite Aid common stock issued and outstanding immediately prior to the Effective Time (other than shares of Rite Aid common stock owned by Albertsons, Merger Sub or the Company (including treasury stock held by the Company), which will be cancelled) will be converted into the right to receive and become exchangeable for 0.1000 (the "Base Exchange Ratio") of a fully paid and nonassessable share of Albertsons common stock, par value $0.01 per share ("Albertsons Common Stock") (the "Base Consideration"), without interest, plus, at the election of the holder of Rite Aid common stock, either (i) an amount in cash equal to $0.1832 per share (the "Additional Cash Consideration" and, together with the Base Consideration, the "Cash Election Consideration"), without interest, or (ii) 0.0079 (the "Additional Stock Election Exchange Ratio" and, together with the Base Exchange Ratio, the "Stock Election Exchange Ratio") of a fully paid and nonassessable share of Albertsons Common Stock (the "Additional Stock Consideration" and, together with the Base Consideration, the "Stock Election Consideration").

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

3. Merger Agreement (Continued)

        Subject to the terms of the Merger Agreement, at the Effective Time, each option to purchase Rite Aid common stock granted under any Company stock plan that is outstanding and unexercised immediately prior to the Effective Time (each, a "Rite Aid Stock Option"), whether or not then vested or exercisable, will be assumed by Albertsons and will be converted into a stock option to acquire a number of shares of Albertsons Common Stock (an "Albertsons Stock Option"), on the same terms and conditions as were applicable to such Rite Aid Stock Option immediately prior to the Effective Time (but taking into account any changes thereto provided for in the Merger Agreement), equal to the product of (i) the number of shares of Rite Aid common stock subject to such Rite Aid Stock Option immediately prior to the Effective Time multiplied by (ii) the Base Exchange Ratio, with any fractional shares rounded down to the nearest whole number of shares after aggregating each individual holder's Rite Aid Stock Options with the same exercise price. The exercise price per share of Albertsons Common Stock subject to each such Albertsons Stock Option will be an amount (rounded up to the nearest whole cent) equal to the quotient of (A) the excess of (x) the per share exercise price of such Rite Aid Stock Option immediately prior to the Effective Time over (y) the Additional Cash Consideration divided by (B) the Base Exchange Ratio.

        Except as described below for a current or former non-employee director, consultant, employee or other service provider of the Company who is not a continuing employee or continuing service provider after the Effective Time (each, a "Former Service Provider"), subject to the terms of the Merger Agreement, at the Effective Time, each outstanding time- or performance-vesting restricted stock unit granted under any Company stock plan (each, a "Rite Aid RSU"), whether or not then vested, will be assumed by Albertsons and will be converted into a restricted stock unit award (an "Albertsons RSU"), on the same terms and conditions as were applicable to such Rite Aid RSU immediately prior to the Effective Time (including settlement in cash with respect to any Rite Aid RSU that by its terms provides for settlement in cash and settlement in Albertsons Common Stock with respect to any Rite Aid RSU that by its terms provides for settlement in Rite Aid common stock), relating to the number of shares of Albertsons Common Stock equal to the product of (i) the number of Rite Aid RSUs held by the holder thereof immediately prior to the Effective Time, assuming achievement of any applicable performance metrics at the target level of achievement, multiplied by (ii) the Stock Election Exchange Ratio, with any fractional shares rounded to the nearest whole number of shares.

        Except as described below for Former Service Providers, subject to the terms of the Merger Agreement, at the Effective Time, each outstanding restricted share award granted under any Company stock plan (each, a "Rite Aid RSA"), whether or not then vested, will be assumed by Albertsons and will be converted into a restricted share award (each, an "Albertsons RSA") on the same terms and conditions as were applicable to such Rite Aid RSA immediately prior to the Effective Time (but taking into account any changes thereto provided for in the Merger Agreement), relating to the number of shares of Albertsons Common Stock equal to the product of (i) the number of shares of Rite Aid common stock subject to such Rite Aid RSA multiplied by (ii) the Base Exchange Ratio, with any fractional shares rounded to the nearest whole number of shares, plus, a number of shares of Albertsons Common Stock or an amount in cash equal to the product of (X) the number of shares of Rite Aid common stock subject to such Rite Aid RSA immediately prior to the Effective Time

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

3. Merger Agreement (Continued)

multiplied by (Y) the Additional Stock Consideration or the Additional Cash Consideration, as elected by the holder of such Rite Aid RSA.

        Subject to the terms of the Merger Agreement, with respect to each Rite Aid RSA and Rite Aid RSU held by a Former Service Provider, (i) the vesting will be fully accelerated at the Effective Time (and all restrictions thereupon will lapse), and (ii) subject to deduction and withholding rights, in respect of such outstanding Rite Aid RSA or Rite Aid RSU, such Former Service Provider will be entitled to receive that number of whole shares of Albertsons Common Stock equal to the product of (A) the number of shares of Rite Aid common stock subject to such Rite Aid RSA or Rite Aid RSU immediately prior to the Effective Time (assuming achievement of any applicable performance metrics at the target level of achievement) multiplied by (B) the Base Exchange Ratio, with any fractional shares rounded to the nearest whole number of shares, plus, a number of shares of Albertsons Common Stock or an amount in cash equal to the product of (X) the number of shares of Rite Aid common stock subject to such Rite Aid RSA or Rite Aid RSU immediately prior to the Effective Time (assuming achievement of any applicable performance metrics at the target level of achievement) multiplied by (Y) the Additional Stock Consideration or the Additional Cash Consideration, as elected by the holder of such Rite Aid RSA and Rite Aid RSU, except, with respect to any Rite Aid RSU that by its terms provides for settlement in cash, the Former Service Provider will be entitled to receive the cash value of the number of whole shares of Albertsons Common Stock equal to the product of (A) the number of shares of Rite Aid common stock subject to such Rite Aid RSU immediately prior to the Effective Time (assuming achievement of any applicable performance metrics at the target level of achievement) multiplied by (B) the Base Exchange Ratio, with any fractional shares rounded to the nearest whole number of shares, plus, an amount in cash equal to the product of (X) the number of shares of Rite Aid common stock subject to such Rite Aid RSU immediately prior to the Effective Time (assuming achievement of any applicable performance metrics at the target level of achievement) multiplied by (Y) the Additional Cash Consideration (for the avoidance of doubt, the holder will not have the right to elect Additional Stock Consideration).

        Consummation of the Merger is subject to various closing conditions, including but not limited to (i) approval of the Merger Agreement by holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, (ii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") (which condition was satisfied on March 28, 2018), (iii) the absence of any law or order prohibiting the Merger, (iv) the absence of a material adverse effect on the Company and Albertsons, in each case, as defined in the Merger Agreement, (v) approval for listing, on the NYSE, of the shares of Albertsons Common Stock to be issued in the Merger and to be reserved for issuance in connection with the Merger, (vi) Albertsons's registration statement on Form S-4 shall have become effective under the Securities Act, and shall not be the subject of any stop order or proceedings seeking a stop order, (vii) approval of the Ohio Department of Insurance for the change of control of EIC, and (viii) Albertsons shall have delivered the Company a Lock-Up Agreement, No Action Agreement and Standstill Agreement, in each case, in the form agreed to by the parties to the Merger Agreement.

        The parties to the Merger Agreement have each made customary representations and warranties. The parties to the Merger Agreement have each agreed to various covenants and agreements,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

3. Merger Agreement (Continued)

including, among others, (i) each party's agreement to conduct its business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing of the Merger, (ii) the Company's agreement to not solicit proposals relating to alternative transactions to the Merger or engage in discussions or negotiations with respect thereto, subject to certain exceptions, (iii) Albertsons's covenant to agree to the sale, divestiture or disposition of any assets of the Company that do not exceed $45 million in retail four-wall EBITDA if necessary or advisable in order to obtain antitrust approval of the Merger, and (iv) Albertsons's agreement to use reasonable best efforts to arrange and obtain the debt financing contemplated by the debt commitment letter executed in connection with the Merger Agreement, or such alternative financing as contemplated by the Merger Agreement.

        On February 18, 2018, in connection with the Merger Agreement, the Company entered into a standstill agreement (the "Standstill Agreement") with Albertsons and Cerberus, pursuant to which Cerberus has agreed not to: (i) purchase shares of Albertsons Common Stock or other securities issued by Albertsons, except Cerberus may acquire beneficial ownership of Albertsons Common Stock provided that such beneficial ownership does not result in ownership of 30% or more of the issued and outstanding shares of Albertsons Common Stock in the aggregate following such transaction, (ii) make any public statement or public disclosure regarding any intent, purpose, plan or proposal by Cerberus or any of its controlled affiliates to the composition of the Albertsons board of directors, any merger, consolidation or acquisition of Albertsons or its subsidiaries, (iii) engage in any solicitation of proxies or otherwise solicit the stockholders of Albertsons or (iv) enter into any agreements to make any investment with any person that engages or offers or proposes to engage in any of (i) through (iii) during the standstill period. The standstill period commences at the Effective Time and terminates upon the earliest to occur of (a) thirty days following the date that Cerberus does not have any of its designees on the Albertsons board of directors, (b) the date on which Cerberus no longer has the right to appoint (and has not appointed) at least one director to the Albertsons board of directors and (c) the date on which Albertsons materially breaches or takes any action challenging the validity or enforceability of the provisions of the merger agreement that grant Cerberus certain rights to appoint directors to the Albertsons board of directors. In addition, pursuant to the Standstill Agreement, from February 18, 2018 until the Effective Time, Cerberus has agreed not to acquire or agree to acquire beneficial ownership of any shares of Albertsons Common Stock, Rite Aid common stock or other securities or debt issued by Albertsons or Rite Aid that would result in beneficial ownership of 30% or more of the issued and outstanding shares of Albertsons Common Stock at the Effective Time (assuming for the purposes of such calculation that the Effective Time occurred immediately after such acquisition).

4. Asset Sale to WBA

Termination of Merger Agreement with WBA

        On June 28, 2017, the Company, WBA and Victoria Merger Sub, Inc. entered into a Termination Agreement (the "Merger Termination Agreement"), under which the parties agreed to terminate the Merger Agreement. The Merger Termination Agreement provides that WBA would pay to the Company a termination fee in the amount of $325,000, which was received on June 30, 2017.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

4. Asset Sale to WBA (Continued)

Entry Into Amended and Restated Asset Purchase Agreement with WBA

        On September 18, 2017, the Company entered into the Amended and Restated Asset Purchase Agreement (the "Amended and Restated Asset Purchase Agreement", with WBA and Walgreen Co., an Illinois corporation and wholly owned direct subsidiary of WBA ("Buyer"), which amended and restated in its entirety the previously disclosed Asset Purchase Agreement (the "Original APA"), dated as of June 28, 2017, by and among the Company, WBA and Buyer. Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer will purchase from the Company 1,932 stores (the "Acquired Stores"), three (3) distribution centers, related inventory and other specified assets and liabilities related thereto (collectively the "Assets to be Sold" or "Disposal Group") for a purchase price of approximately $4,375,000, on a cash-free, debt-free basis (the "Sale").

        The Company announced on September 19, 2017 that the waiting period under the HSR Act, expired with respect to the Sale. On November 27, 2017, the Company announced that it had completed the pilot closing and first subsequent closings under the Amended and Restated Asset Purchase Agreement, resulting in the transfer of 97 Rite Aid stores and related assets to the Buyer. As of March 3, 2018, the Company has sold 1,651 stores and related assets to WBA in exchange for proceeds of $3,553,486, which were used to repay outstanding debt. As of March 27, 2018, the Company has completed the store transfer process, and all 1,932 stores and related assets have been transferred to WBA and the Company has received cash proceeds of $4,156,686. The transfer of the three distribution centers and related inventory is expected to begin after September 1, 2018. The majority of the closing conditions have been satisfied, and the transfer of the three distribution centers and related assets remain subject to minimal customary closing conditions applicable only to the distribution centers being transferred at such distribution center closings, as specified in the Amended and Restated Asset Purchase Agreement.

        The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. The Company has agreed to various covenants and agreements, including, among others, the Company's agreement to conduct its business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the distribution center closing. The Company has also agreed to provide transition services to Buyer for up to three (3) years after the initial closing of the Sale. Under the terms of the TSA, the Company provides various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. In connection with these services, the Company purchases the related inventory and incurs cash payments for the selling, general and administrative activities, which, the Company bills on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items from the initial closing through March 3, 2018 were $725,190, of which $354,321 is included in Accounts receivable, net. The Company has charged WBA TSA fees of $8,422 from the initial closing through March 3, 2018 which are reflected as a reduction to selling, general and administrative expenses.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

4. Asset Sale to WBA (Continued)

        Albertsons is obligated to assume the Company's remaining obligations under the TSA. Under the terms of the Amended and Restated Asset Purchase Agreement, the Company has the option to purchase pharmaceutical drugs through an affiliate of WBA under terms, including cost, that are substantially equivalent to Walgreen's for a period of ten (10) years, subject to certain terms and conditions.

Divestiture of the Assets to be Sold

        Through March 3, 2018, the Company announced that it had sold 1,651 of the 1,932 stores for $3,553,486, which the Company used to reduce its outstanding indebtedness. The Company estimates that the total pre-tax gain on the Sale will be approximately $2,500,000. As of March 27, 2018, the Company has completed the store transfer process, and all 1,932 stores and related assets have been transferred to WBA and the Company has received cash proceeds of $4,156,686. The transfer of the three distribution centers and related inventory is expected to begin after September 1, 2018. The majority of the closing conditions have been satisfied, and the transfer of the three distribution centers and related assets remain subject to minimal customary closing conditions applicable only to the distribution centers being transferred at such distribution center closing, as specified in the Amended and Restated Asset Purchase Agreement.

        Based on its magnitude and because the Company is exiting certain markets, the Sale represents a significant strategic shift that has a material effect on the Company's operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposal Group to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended March 3, 2018 and March 4, 2017, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

4. Asset Sale to WBA (Continued)

        The carrying amount of the Assets to be Sold, which were included in the Retail Pharmacy segment, have been reclassified from their historical balance sheet presentation to current and non-current assets and liabilities held for sale as follows:

	March 3, 2018	March 4, 2017
Inventories	$264,286	$1,047,670
Property and equipment	158,433	—
Goodwill(a)	4,629	—
Intangible assets	10,789	—

Current assets held for sale	$438,137	$1,047,670

Property and equipment	$—	$725,230
Goodwill(a)	—	32,632
Intangible assets	—	120,389
Other assets	—	4,017

Noncurrent assets held for sale	$—	$882,268

Current maturities of long-term lease financing obligations	$270	$3,626
Accrued salaries, wages and other current liabilities	6,146	29,057
Long-term debt, less current maturities(b)	549,549	—
Lease financing obligations, less current maturities	838	—
Other noncurrent liabilities	3,402	—

Current liabilities held for sale	$560,205	$32,683

Long-term debt, less current maturities(b)	$—	$4,027,400
Lease financing obligations, less current maturities	—	6,866
Other noncurrent liabilities	—	23,126

Noncurrent liabilities held for sale	$—	$4,057,392

(a)
The Company had $76,124 of goodwill in its Retail Pharmacy segment resulting from the acquisition of Health Dialog and RediClinic, which is accounted for as Retail Pharmacy segment enterprise goodwill. The Company has allocated a portion of its Retail Pharmacy segment enterprise goodwill to the discontinued operation.

(b)
In connection with the Sale, the Company is estimating that the Sale will provide excess cash proceeds of approximately $4,027,400 which will be used to repay outstanding indebtedness. As such, the $4,027,400 of estimated repayment of outstanding indebtedness has been included in liabilities held for sale as of March 4, 2017. As of March 3, 2018, the Company repaid outstanding indebtedness of $3,135,000 with transaction proceeds received.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

4. Asset Sale to WBA (Continued)

        The operating results of the discontinued operations that are reflected on the consolidated statements of operations within net income (loss) from discontinued operations are as follows:

	March 3, 2018 (52 weeks)	March 4, 2017 (53 weeks)	February 27, 2016 (52 weeks)
Revenues	$8,686,397	$10,050,049	$10,045,543
Costs and expenses:
Cost of revenues(a)	6,406,067	7,340,691	7,211,267
Selling, general and administrative expenses(a)	2,134,276	2,465,364	2,432,175
Lease termination and impairment charges	77	9,516	7,946
Loss on debt retirements, net	8,180	—	—
Interest expense(b)	224,300	231,926	263,442
Gain on stores sold to Walgreens Boots Alliance	(2,128,832)	—	—
(Gain) loss on sale of assets, net	(377)	2,625	3,909

	6,643,691	10,050,122	9,918,739

Income (loss) from discontinued operations before income taxes	2,042,706	(73)	126,804
Income tax expense	749,704	46	63,427

Net income (loss) from discontinued operations, net of tax	$1,293,002	$(27)	$63,377

(a)
Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.

(b)
In accordance with ASC 205-20, the operating results for the fifty-two week period ended March 3, 2018, the fifty-three week period ended March 4, 2017, and the fifty-two week period ended February 27, 2016 for the discontinued operations include interest expense relating to the $4,027,400 of outstanding indebtedness expected to be repaid with the estimated excess proceeds from the Sale.

        The operating results reflected above do not fully represent the Disposal Group's historical operating results, as the results reported within net income from discontinued operations only include expenses that are directly attributable to the Disposal Group.

5. (Loss) Income Per Share

        Basic (loss) income per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

5. (Loss) Income Per Share (Continued)

common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti- dilution limitations.

	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)
Basic and diluted (loss) income per share:
Numerator:
(Loss) income from continuing operations attributable to common stockholders—basic and diluted	$(349,532)	$4,080	$102,088
Income (loss) from discontinued operations attributable to common stockholders—basic and diluted	1,293,002	(27)	63,377

Income attributable to common stockholders—basic and diluted	$943,470	$4,053	$165,465

Denominator:
Basic weighted average shares	1,049,628	1,044,427	1,024,377
Outstanding options and restricted shares, net	—	16,399	17,985

Diluted weighted average shares	1,049,628	1,060,826	1,042,362

Basic (loss) income per share:
Continuing operations	$(0.33)	$0.00	$0.10
Discontinued operations	1.23	(0.00)	0.06

Net basic income per share	$0.90	$0.00	$0.16

Diluted income (loss) per share:
Continuing operations	$(0.33)	$0.00	$0.10
Discontinued operations	1.23	(0.00)	0.06

Net diluted income per share	$0.90	$0.00	$0.16

        Due to their antidilutive effect, 7,484, 3,200 and 3,464 potential common shares related to stock options have been excluded from the computation of diluted income per share as of March 3, 2018, March 4, 2017 and February 27, 2016, respectively.

        During May 2015, $64,089 of the Company's 8.5% convertible notes due 2015 were converted into 24,762 shares of common stock, pursuant to their terms.

6. Lease Termination and Impairment Charges

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

6. Lease Termination and Impairment Charges (Continued)

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

        The Company recorded impairment charges of $37,873 in fiscal 2018, $22,631 in fiscal 2017 and $9,273 in fiscal 2016. The Company's methodology for recording impairment charges has been consistently applied in the periods presented.

        At March 3, 2018, $1.171 billion of the Company's long-lived assets, including intangible assets, were associated with 2,550 active operating stores.

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

        The Company recorded impairment charges for active stores of $34,782 in fiscal 2018, $20,623 in fiscal 2017 and $8,242 in fiscal 2016.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

6. Lease Termination and Impairment Charges (Continued)

        The Company reviews key performance results for active stores on a quarterly basis and approves certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors, in addition to, the active store's individual operating results. The Company recorded impairment charges for closed facilities of $3,091 in fiscal 2018, $2,008 in fiscal 2017 and $1,031 in fiscal 2016.

        The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2018, 2017 and 2016:

	March 3, 2018		March 4, 2017		February 27, 2016
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Active stores:
Stores previously impaired(1)	218	$7,313	174	$5,022	161	$4,582
New, relocated and remodeled stores(2)	28	13,100	22	13,232	1	778
Remaining stores not meeting the recoverability test(3)	60	14,369	17	2,369	14	2,882

Total impairment charges—active stores	306	34,782	213	20,623	176	8,242
Total impairment charges—closed facilities	67	3,091	53	2,008	27	1,031

Total impairment charges—all locations	373	$37,873	266	$22,631	203	$9,273

(1)
These charges are related to stores that were impaired for the first time in prior periods. Most active stores, requiring an impairment charge, are fully impaired in the first period that they do not meet their asset recoverability test. However, we do often make capital additions to certain stores to improve their operating results or to meet geographical competition, which if later are deemed to be unrecoverable, will be impaired in future periods. Of this total, 215, 173 and 160 stores for fiscal years 2018, 2017 and 2016 respectively have been fully impaired. Also included in these charges are an insignificant number of stores, which were only partially impaired in prior years based on our analysis that supported a reduced net book value greater than zero, but now require additional charges.

(2)
These charges are related to new stores (open at least 3 years) and relocated stores (relocated in the last 2 years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met their original return on investment projections and have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 23, 18 and 1 stores for fiscal years 2018, 2017 and 2016 respectively have been fully impaired.

(3)
These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 58, 16 and 13 stores for fiscal years 2018, 2017 and 2016 respectively have been fully impaired.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

6. Lease Termination and Impairment Charges (Continued)

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

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of the impairment measurement date for which an impairment assessment was performed and total losses as of March 3, 2018 and March 4, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges March 3, 2018
Long-lived assets held and used	$—	$2,893	$14,581	$17,474	$(36,752)
Long-lived assets held for sale	—	1,029	—	1,029	(1,121)

Total	$—	$3,922	$14,581	$18,503	$(37,873)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

6. Lease Termination and Impairment Charges (Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges March 4, 2017
Long-lived assets held and used	$—	$511	$8,866	$9,377	$(22,560)
Long-lived assets held for sale	—	1,260	—	1,260	(71)

Total	$—	$1,771	$8,866	$10,637	$(22,631)

        The above assets reflected in the caption Long-lived assets held for sale are separate and apart from the Assets to be Sold and due to their immateriality, have not been reclassified to assets held for sale.

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

        In fiscal 2018, 2017 and 2016, the Company recorded lease termination charges of $20,892, $23,147 and $31,204, respectively. These charges related to changes in future assumptions, interest accretion and provisions for 11 stores in fiscal 2018, 17 stores in fiscal 2017, and 23 stores in fiscal 2016.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

6. Lease Termination and Impairment Charges (Continued)

impairment of assets at these locations. The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Year Ended
	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)
Balance—beginning of year	$165,138	$208,421	$241,047
Provision for present value of noncancellable lease payments of closed stores	8,871	6,503	9,709
Changes in assumptions about future sublease income, terminations and change in interest rates	1,082	2,633	5,655
Interest accretion	11,439	14,186	16,463
Cash payments, net of sublease income	(53,240)	(66,605)	(64,453)

Balance—end of year	$133,290	$165,138	$208,421

        The Company's revenues and income before income taxes for fiscal 2018, 2017, and 2016 included results from stores that have been closed or are approved for closure as of March 3, 2018. The revenue, operating expenses and income before income taxes of these stores for the periods are presented as follows:

	Year Ended
	March 3, 2018	March 4, 2017	February 27, 2016
Revenues	$69,336	$174,668	$204,869
Operating expenses	82,541	193,771	223,774
Gain from sale of assets	(18,231)	(1,036)	(5,605)
Other expenses	830	2,182	1,725
Income (loss) before income taxes	4,196	(20,249)	(15,025)
Included in these stores' loss before income taxes are:
Depreciation and amortization	365	1,440	1,498
Inventory liquidation charges	(2,828)	(187)	(295)

        The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues and operating expenses.

7. Fair Value Measurements

        The Company utilizes the three-level valuation hierarchy as described in Note 6, Lease Termination and Impairment Charges, for the recognition and disclosure of fair value measurements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

7. Fair Value Measurements (Continued)

        As of March 3, 2018 and March 4, 2017, the Company did not have any financial assets measured on a recurring basis. Please see Note 6 for fair value measurements of non-financial assets measured on a non-recurring basis.

  Other Financial Instruments

        Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of March 3, 2018 and March 4, 2017, the Company has $7,282 and $6,874, respectively, of investments carried at amortized cost as these investments are being held to maturity. These investments are included as a component of other assets as of March 3, 2018 and as a component of prepaid expenses and other current assets as of March 4, 2017. The Company believes the carrying value of these investments approximates their fair value.

        The fair value for LIBOR-based borrowings under the Company's senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company's other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $3,889,738 and $3,927,411, respectively, as of March 3, 2018. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $7,263,378 and $7,556,599, respectively, as of March 4, 2017. There were no outstanding derivative financial instruments as of March 3, 2018 and March 4, 2017.

8. Income Taxes

        On December 22, 2017 (the "Enactment Date"), H.R. 1, originally known as the Tax Cuts and Jobs Act, was enacted. The new law (Public Law No.115-97 hereinafter referred to as the "Tax Act") includes significant changes to the U.S. corporate income tax system including, but not limited to, lowering the statutory corporate tax rate from 35% to 21%, limiting or eliminating certain deductions and the repeal of Corporate AMT tax regime. The majority of the provisions will be applicable to the Company for fiscal 2019. For fiscal 2018, the Company computed its income tax expense using a blended federal tax rate of 32.6%. The 21% federal tax rate will apply to the fiscal year ending March 2, 2019 and each year thereafter.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

8. Income Taxes (Continued)

        The provision for income tax expense (benefit) from continuing operations was as follows:

	Year Ended
	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)
Current tax:
Federal	$(210)	$—	$(52)
State	51,279	14,600	6,590

	51,069	14,600	6,538
Deferred tax and other:
Federal	316,451	10,355	83,074
State	(61,533)	19,483	(40,100)

	254,918	29,838	42,974

Total income tax expense	$305,987	$44,438	$49,512

        A reconciliation of the expected statutory federal tax and the total income tax expense (benefit) from continuing operations was as follows:

	Year Ended
	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)	February 27, 2016 (52 Weeks)
Federal statutory rate*	$(14,202)	$16,982	$53,060
Federal tax rate change	324,765	—	—
Nondeductible expenses	1,213	2,479	6,518
State income taxes, net	(22,836)	8,225	16,482
Increase/(decrease) of previously recorded liabilities	27,295	(955)	—
Nondeductible compensation	654	1,157	6,057
Acquisition costs	696	4,023	6,782
Stock based compensation	8,363	—	—
Valuation allowance	(8,853)	14,718	(38,058)
Other	(11,108)	(2,191)	(1,329)

Total income tax expense (benefit)	$305,987	$44,438	$49,512

*
Federal statutory rate included in the above table is 32.6%, 35.0% and 35.0%, respectively, for the fiscal years ended March 3, 2018, March 4, 2017 and February 27, 2016.

        Net income for fiscal 2018 from continuing operations included income tax expense of $305,987, of which $324,765 relates to the federal income tax rate change on the re-measurement of net deferred

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

8. Income Taxes (Continued)

tax assets pursuant to the Tax Act. Additionally, the Company recorded within state income taxes the net impact of the Pennsylvania tax law change which resulted in a substantial increase to the state net operating loss carryforwards and a corresponding increase to the valuation allowance.

        Net income from continuing operations for fiscal 2017 included income tax expense of $44,438, which included an increase in valuation allowance of $14,718 primarily related to a reduction in estimated utilization of state NOLs and for expiring carryforwards.

        Net income from continuing operations for fiscal 2016 included income tax expense of $49,512 based on the effective tax rate above, which included a benefit of $38,058 related to a reduction in valuation allowance primarily for an increase in estimated utilization of state NOLs and for expiring carryforwards.

        The Company recognized tax expense of $749,704, $46 and $63,427 within Net loss (income) from discontinued operations, net of tax, in the Statement of Operations in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The Company's effective income tax rate from discontinued operations included adjustments to the valuation allowance of $(32,870), $15 and $11,700 for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

        The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at March 3, 2018 and March 4, 2017:

	2018	2017
Deferred tax assets:
Accounts receivable	$39,182	$68,320
Accrued expenses	113,493	194,884
Liability for lease exit costs	40,662	68,411
Pension, retirement and other benefits	104,494	168,274
Long-lived assets	246,793	509,283
Other	—	1,630
Credits	85,555	65,971
Net operating losses	1,089,084	1,207,650

Total gross deferred tax assets	1,719,263	2,284,423
Valuation allowance	(896,800)	(226,726)

Total deferred tax assets	822,463	2,057,697
Deferred tax liabilities:
Outside basis difference	5,420	112,509
Inventory	223,024	439,624

Total gross deferred tax liabilities	228,444	552,133

Net deferred tax assets	$594,019	$1,505,564

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

8. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits from continuing operations was as follows:

	2018	2017	2016
Unrecognized tax benefits	$8,939	$10,676	$9,514
Increases to prior year tax positions	—	16	1,667
Decreases to tax positions in prior periods	(1,015)	(626)	(577)
Increases to current year tax positions	224,408	26	72
Settlements	—	—	—
Divestitures	(1,607)	—	—
Lapse of statute of limitations	(515)	(1,153)	—

Unrecognized tax benefits balance	$230,210	$8,939	$10,676

        The amount of the above unrecognized tax benefits at March 3, 2018, March 4, 2017 and February 27, 2016 which would impact the Company's effective tax rate, if recognized, was $31,377, $892 and $2,084 respectively. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is remaining against the Company's net deferred tax assets.

        The Company believes that it is reasonably possible that a decrease of up to $13,498 in unrecognized tax benefits related to state exposures may be necessary in the next twelve months however management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

        The Company recognizes interest and penalties related to tax contingencies as income tax expense. The Company recognized an expense/(benefit) for interest and penalties in connection with tax matters of $7,058, $(276) and $60 for fiscal years 2018, 2017 and 2016, respectively. As of March 3, 2018 and March 4, 2017 the total amount of accrued income tax-related interest and penalties was $7,322 and $263, respectively.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The consolidated federal income tax returns are closed for examination through fiscal year 2014. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. Tax examinations by various state taxing authorities could generally be conducted for a period of three to five years after filing of the respective return.

  Net Operating Losses and Tax Credits

        At March 3, 2018, the Company had federal net operating loss carryforwards of approximately $1,021,264 of these, $813,238 will expire, if not utilized, between fiscal 2029 and 2031. An additional $208,026 will expire, if not utilized, between fiscal 2032 and 2037.

        At March 3, 2018, the Company had state net operating loss carryforwards of approximately $12,602,741, the majority of which will expire ratably through fiscal 2030; the net tax effect of these

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

8. Income Taxes (Continued)

carryforwards are $1,106,710 and are reflected in the table above. The Pennsylvania tax law change removing the net operating loss utilization limitation resulted in a substantial increase to the state net operating loss carryforwards in fiscal 2018.

        At March 3, 2018, the Company had federal business tax credit carryforwards of $45,676 the majority of which will expire between 2019 and 2021. In addition to these credits, the Company had alternative minimum tax credit carryforwards of $33,410 which will be refunded to the Company between fiscal 2019 - 2022.

  Valuation Allowances

        The valuation allowances as of March 3, 2018 and March 4, 2017 apply to the net deferred tax assets of the Company. The Company maintained a valuation allowance of $896,800 and $226,726, which relates primarily to state deferred tax assets at March 3, 2018 and March 4, 2017, respectively. The primary driver of the increase for fiscal 2018 resulted from the Pennsylvania tax law change which caused a substantial increase to the state net operating loss carryforwards, which required an offsetting increase in valuation allowance.

9. Accounts Receivable

        The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. The allowance for uncollectible accounts at March 3, 2018 and March 4, 2017 was $25,134 and $30,891 respectively. The Company's accounts receivable are due primarily from third-party payors (e.g., pharmacy benefit management companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

10. Medicare Part D

        The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

        EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners ("NAIC") and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $26,676 as of December 31, 2017. EIC was in excess of the minimum required amounts in these states as of March 3, 2018.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

10. Medicare Part D (Continued)

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

        As of March 3, 2018, accounts receivable, net included $350,563 due from CMS and accrued salaries, wages and other current liabilities included $183,318 of EIC liabilities under certain reinsurance contracts. As of March 4, 2017, accounts receivable, net included $245,766 due from CMS and accrued salaries, wages and other current liabilities included $145,903 of EIC liabilities under certain reinsurance contracts. EIC limits its exposure to loss and recovers a portion of benefits paid by utilizing quota-share reinsurance with a commercial reinsurance company. Beginning calendar 2018, EIC does not currently have a reinsurance agreement in place.

11. Inventory

        At March 3, 2018 and March 4, 2017, inventories were $581,090 and $607,326, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") cost flow assumption. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The Company recorded a LIFO credit for fiscal year 2018 of $28,827, compared to a LIFO credit of $3,721 for fiscal year 2017 and a LIFO charge of $7,892 for fiscal year 2016. During fiscal 2018 and 2017, a reduction in non-pharmacy inventories resulted in the liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. During fiscal 2016, a reduction in inventories related to working capital initiatives resulted in LIFO liquidation. This LIFO liquidation resulted in a $2,707, $2,375 and $42,880 cost of revenues decrease, with a corresponding reduction to the adjustment to LIFO for fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

12. Property, Plant and Equipment

        Following is a summary of property, plant and equipment, including capital lease assets, at March 3, 2018 and March 4, 2017:

	2018	2017
Land	$138,768	$141,453
Buildings	528,026	528,076
Leasehold improvements	1,567,635	1,566,666
Equipment	1,795,337	1,810,405
Software	25,944	16,316
Construction in progress	59,635	62,537

	4,115,345	4,125,453
Accumulated depreciation	(2,684,099)	(2,598,991)

Property, plant and equipment, net	$1,431,246	$1,526,462

        Depreciation expense, which included the depreciation of assets recorded under capital leases, was $238,318, $241,787 and $229,760 in fiscal 2018, 2017 and 2016, respectively.

        Included in property, plant and equipment was the carrying amount, which approximates fair value, of assets to be disposed of totaling $972 and $1,057 at March 3, 2018 and March 4, 2017, respectively.

13. Goodwill and Other Intangibles

        Goodwill and indefinitely-lived assets, such as certain trademarks acquired in connection with acquisition transactions, are not amortized, but are instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely. When evaluating goodwill for possible impairment, the Company typically performs a qualitative assessment in the fourth quarter of the fiscal year to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. However, as part of this qualitative assessment, the Company performs a quantitative assessment at least once every three years to re-establish a baseline fair value that can be used in its current and future qualitative assessments. During the qualitative assessment the Company makes significant estimates, assumptions, and judgments, including, but not limited to, the overall economy, industry and market conditions, financial performance of the Company, changes in its share price, and forecasts of revenue, profit, working capital requirements, and cash flows. The Company considers each reporting unit's historical results and operating trends when determining these assumptions; however, the estimates and projections can be affected by a number of factors and it is possible that actual results could differ from the assumptions used in the impairment assessment. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, the Company performs a quantitative goodwill impairment test. Fair value estimates used in the quantitative impairment test are calculated using an average of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

13. Goodwill and Other Intangibles (Continued)

including future growth rates, discount rates, income tax rates and market activity in assessing fair value and are reporting unit specific. If the carrying amount exceeds the reporting unit's fair value, the Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. In addition, the Company considers the income tax effect of any tax deductible goodwill when measuring a goodwill impairment loss.

        In the fiscal fourth quarter the Company completed a qualitative goodwill impairment assessment, at which time it was determined after evaluating results, events and circumstances that a quantitative assessment was necessary for the Pharmacy Services segment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services segment exceeded its fair value principally due to the impact of a change in the composition of the Medicare Part D membership and a decline in the commercial business. This resulted in a goodwill impairment charge of $261,727 ($191,000 net of the related income tax benefit) for the fiscal year ended March 3, 2018. There was no impairment charge for the fiscal year ended March 4, 2017 as the Company determined that the fair value of the reporting units exceeded their carrying amounts.

        Below is a summary of the changes in the carrying amount of goodwill by segment for the fiscal years ended March 3, 2018 and March 4, 2017:

	Retail Pharmacy	Pharmacy Services	Total
Balance, February 27, 2016	$43,492	$1,637,351	$1,680,843
Acquisition (see Note 2. Acquisition)
Change in goodwill resulting from changes to the final purchase price allocation	—	2,004	2,004

Balance, March 4, 2017	43,492	1,639,355	1,682,847

Goodwill impairment	—	(261,727)	(261,727)

Balance, March 3, 2018	$43,492	$1,377,628	$1,421,120

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

13. Goodwill and Other Intangibles (Continued)

        The Company's intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company's finite-lived and indefinite-lived intangible assets as of March 3, 2018 and March 4, 2017.

	2018				2017
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period
Favorable leases and other(a)	$379,355	$(316,798)	$62,557	7 years	$386,636	$(308,766)	$77,870	7 years
Prescription files	900,111	(801,706)	98,405	3 years	894,330	(764,840)	129,490	3 years
Customer relationships(a)	465,000	(172,635)	292,365	15 years	465,000	(110,653)	354,347	16 years
CMS license	57,500	(6,172)	51,328	23 years	57,500	(3,872)	53,628	24 years
Claims adjudication and other developed software	58,985	(22,617)	36,368	5 years	58,995	(14,188)	44,807	6 years
Trademarks	20,100	(5,394)	14,706	8 years	20,100	(3,383)	16,717	9 years
Backlog	11,500	(10,286)	1,214	1 year	11,500	(6,453)	5,047	2 years

Total finite	$1,892,551	$(1,335,608)	$556,943		$1,894,061	$(1,212,155)	$681,906
Trademarks	33,500	—	33,500	Indefinite	33,500	—	33,500	Indefinite

Total	$1,926,051	$(1,335,608)	$590,443		$1,927,561	$(1,212,155)	$715,406

(a)
Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

        Also included in other non-current liabilities as of March 3, 2018 and March 4, 2017 are unfavorable lease intangibles with a net carrying amount of $18,888 and $23,703, respectively. These intangible liabilities are amortized over their remaining lease terms at time of acquisition.

        Amortization expense for these intangible assets and liabilities was $147,739, $165,579 and $131,374 for fiscal 2018, 2017 and 2016, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2019—$122,024; 2020—$98,113; 2021—$74,205; 2022—$52,416 and 2023—$36,175.

14. Accrued Salaries, Wages and Other Current Liabilities

        Accrued salaries, wages and other current liabilities consisted of the following at March 3, 2018 and March 4, 2017:

	2018	2017
Accrued wages, benefits and other personnel costs	$360,179	$426,097
Accrued interest	65,210	66,352
Accrued sales and other taxes payable	125,289	141,420
Accrued store expense	155,354	173,630
Accrued reinsurance	183,418	145,904
Other	342,286	387,544

	$1,231,736	$1,340,947

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

15. Indebtedness and Credit Agreement

        Following is a summary of indebtedness and lease financing obligations at March 3, 2018 and March 4, 2017:

	2018	2017
Secured Debt:
Senior secured revolving credit facility due January 2020 ($0 and $2,430,000 face value less unamortized debt issuance costs of $13,076 and $24,918)	$(13,076)	$2,405,082
Tranche 1 Term Loan (second lien) due August 2020 ($0 and $470,000 face value less unamortized debt issuance costs of $0 and $4,167)	—	465,833
Tranche 2 Term Loan (second lien) due June 2021 ($0 and $500,000 face value less unamortized debt issuance costs of $0 and $2,431)	—	497,569
Other secured	90	90

	(12,986)	3,368,574
Guaranteed Unsecured Debt:
9.25% senior notes due March 2020 ($902,000 face value plus unamortized premium of $1,400 and $2,071 and less unamortized debt issuance costs of $4,924 and $7,527)	898,476	896,544
6.75% senior notes due June 2021 ($810,000 face value less unamortized debt issuance costs of $4,877 and $6,360)	805,123	803,640
6.125% senior notes due April 2023 ($1,800,000 face value less unamortized debt issuance costs of $21,708 and $25,984)	1,778,292	1,774,016

	3,481,891	3,474,200
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($295,000 face value less unamortized debt issuance costs of $1,460 and $1,625)	293,540	293,375
6.875% fixed-rate senior notes due December 2028 ($128,000 face value less unamortized debt issuance costs of $707 and $771)	127,293	127,229

	420,833	420,604
Lease financing obligations	52,554	65,315

Total debt	3,942,292	7,328,693
Current maturities of long-term debt and lease financing obligations	(21,031)	(21,335)

Long-term debt and lease financing obligations, less current maturities	$3,921,261	$7,307,358

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

15. Indebtedness and Credit Agreement (Continued)

        Reconciliation of indebtedness included in continuing operations and discontinued operations:

	March 3, 2018
	Debt	Lease Financing Obligations	Total Debt and Lease Financing Obligations
Balance, March 3, 2018—per above table	$3,889,738	$52,554	$3,942,292
Amounts reclassified as current and noncurrent liabilities held for sale in connection with the Sale(a)	(549,549)	(1,108)	(550,657)

Total debt and lease financing obligations	3,340,189	51,446	3,391,635
Current maturities of long-term debt and lease financing obligations—continuing operations	(90)	(20,671)	(20,761)

Long-term debt and lease financing obligations, less current maturities—continuing operations	$3,340,099	$30,775	$3,370,874

	March 4, 2017
	Debt	Lease Financing Obligations	Total Debt and Lease Financing Obligations
Balance, March 4, 2017—per above table	$7,263,378	$65,315	$7,328,693
Amounts reclassified as current and noncurrent liabilities held for sale in connection with the Sale(a)	(4,027,400)	(10,492)	(4,037,892)

Total debt and lease financing obligations	3,235,978	54,823	3,290,801
Current maturities of long-term debt and lease financing obligations—continuing operations	(90)	(17,619)	(17,709)

Long-term debt and lease financing obligations, less current maturities—continuing operations	$3,235,888	$37,204	$3,273,092

(a)
In connection with the Sale, the Company is estimating that the Sale will provide total excess cash proceeds of approximately $549,549 and 4,027,400 which will be used to repay outstanding indebtedness as of March 3, 2018 and March 4, 2017, respectively. As such, the Company included estimated excess cash proceeds $549,549 and $4,027,400 as repayment of outstanding indebtedness that has been included in liabilities held for sale as of March 3, 2018 and March 4, 2017. Additionally, as part of the Sale, the Company will be relieved of approximately $1,108 and $10,492, respectively, of capital lease obligations as of March 3, 2018 and March 4, 2017. These amounts are also reflected as liabilities held for sale. Please see Note 4 for additional details.

  Credit Facility

        The Company's Amended and Restated Senior Secured Credit Facility has a borrowing capacity of $3,000,000 and matures in January 2020. Borrowings under the revolver bear interest at a rate per annum between (i) LIBOR plus 1.50% and LIBOR plus 2.00% with respect to Eurodollar borrowings

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

15. Indebtedness and Credit Agreement (Continued)

and (ii) the alternate base rate plus 0.50% and the alternate base rate plus 1.00% with respect to ABR borrowings, in each case, based upon the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the revolver, depending on the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). Amounts drawn under the revolver become due and payable on January 13, 2020.

        The Company's ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At March 3, 2018, the Company had $0 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $58,043 which resulted in additional borrowing capacity of $2,941,957.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

15. Indebtedness and Credit Agreement (Continued)

        The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolver is less than $200,000 or (b) on the third consecutive business day on which availability under the revolver is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of March 3, 2018, the Company had availability under its revolver of $2,941,957, its fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the senior secured credit facility's financial covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

        The Amended and Restated Senior Secured Credit Facility also provides for customary events of default.

        With the exception of EIC, substantially all of Rite Aid Corporation's 100 percent owned subsidiaries guarantee the obligations under the Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities, and unsecured guaranteed notes. The Amended and Restated Senior Secured Credit Facility and second priority secured term loan facilities are secured, on a senior or second priority basis, as applicable, by a lien on, among other things, accounts receivable, inventory and prescription files of the Subsidiary Guarantors. The subsidiary guarantees related to the Company's Amended and Restated Senior Secured Credit Facility and second priority secured term loan facilities and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. The Company has no independent assets or operations. Additionally, prior to the Acquisition, the subsidiaries, including joint ventures, that did not guarantee the Amended and Restated Senior Secured Credit Facility, the credit facility, second priority secured term loan facilities and applicable notes, were minor. Accordingly, condensed consolidating financial information for the Company and subsidiaries is not presented for those periods. Subsequent to the Acquisition, other than EIC, the subsidiaries, including joint ventures, that do not guarantee the credit facility, second priority secured term loan facilities and applicable notes, are minor. As such, condensed consolidating financial information for the Company, its guaranteeing subsidiaries and non-guaranteeing subsidiaries is presented for those periods subsequent to the Acquisition. See Note 25 "Guarantor and Non-Guarantor Condensed Consolidating Financial Information" for additional disclosure.

2018 Transactions

        During fiscal 2018, the Company did not have any debt transactions related to continuing operations.

        During January 2018, the Company used proceeds from the Asset Sale to repay and retire all of its outstanding second lien $470,000 tranche 1 term loan and $500,000 tranche 2 term loan principal (the "Second Lien Term Loan Prepayment"). During February 2018, the Company reduced the borrowing capacity on its Amended and Restated Senior Secured Credit Facility from $3,700,000 to $3,000,000. In

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

15. Indebtedness and Credit Agreement (Continued)

connection with the transactions, the Company recorded a loss on debt retirement of $8,180, which included interest and unamortized debt issuance costs. The debt repayment and related loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

        On February 27, 2018, the Company announced that it had commenced an offer to purchase up to $900,000 of the outstanding 9.25% senior notes due 2020 (the "9.25% Notes"), the 6.75% senior notes due 2021 (the "6.75% Notes") and the 6.125% Senior Notes due 2023 (the "6.125% Notes"), pursuant to the asset sale provisions of the indentures of such notes. On March 29, 2018, the Company accepted for payment, pursuant to its offer to purchase, $3,454 principal amount of the 9.25% Notes, representing 0.38% of the outstanding principal amount of the 9.25% Notes, $3,471 principal amount of the 6.75% Notes, representing 0.43% of the outstanding principal amount of the 6.75% Notes, and $41,751 principal amount of the 6.125% Notes, representing 2.32% of the outstanding principal amount of the 6.125% Notes.

        On March 13, 2018, the Company issued a notice of redemption for all of the 9.25%. Notes that were outstanding on April 12, 2018, pursuant to the terms of the indenture of the 9.25% Notes. On April 12, 2018, the Company redeemed 100% of the remaining outstanding 9.25% Notes.

        On April 19, 2018, the Company announced that it had commenced an offer to purchase up to $700,000 of its outstanding 6.75% Notes and its 6.125% Notes pursuant to the terms of such indentures. Such offer to purchase will expire at 5:00 P.M., Eastern Time, on May 21, 2018, unless extended or earlier terminated.

2016 Transactions

        On April 2, 2015, the Company issued $1,800,000 aggregate principal amount of its 6.125% Notes, the net proceeds of which, along with other available cash and borrowings under its Amended and Restated Senior Secured Credit Facility, were used to finance the cash portion of the Acquisition, which closed on June 24, 2015. The Company's obligations under the notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated basis, by all of its subsidiaries that guarantee the Company's obligations under the Amended and Restated Senior Secured Credit Facility, the 9.25% Notes and the 6.75% Notes (the "Rite Aid Subsidiary Guarantors"), including EnvisionRx and certain of its domestic subsidiaries other than, among others, EIC (the "EnvisionRx Subsidiary Guarantors" and, together with the Rite Aid Subsidiary Guarantors, the "Subsidiary Guarantors"). The guarantees are unsecured. The 6.125% Notes are unsecured, unsubordinated obligations of Rite Aid Corporation and rank equally in right of payment with all of its other unsecured, unsubordinated indebtedness.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

15. Indebtedness and Credit Agreement (Continued)

recorded a loss on debt retirement, including call premium and unamortized debt issue costs, of $33,205 during the second quarter of fiscal 2016.

  Interest Rates and Maturities

        The annual weighted average interest rate on the Company's indebtedness was 7.1%, 5.4%, and 5.4% for fiscal 2018, 2017, and 2016, respectively.

        The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2019—$90; 2020—$0; 2021—$902,000; 2022—$810,000 and $2,223,000 in 2023 and thereafter.

16. Leases

        The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from 5 to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $4,682, 4,813, and $6,397, was $628,511, $634,539, and $607,490 in fiscal 2018, 2017, and 2016, respectively. These amounts include contingent rentals of $8,339, $10,229 and $11,574 in fiscal 2018, 2017, and 2016, respectively.

        During fiscal 2018 and 2017, the Company did not enter into any sale-leaseback transactions whereby the Company sold owned operating stores to independent third parties and concurrent with the sale, entered into an agreement to lease the store back from the purchasers.

        During fiscal 2016, the Company sold seven owned operating stores to independent third parties. Net proceeds from the sale were $26,953. Concurrent with these sales, the Company entered into agreements to lease the stores back from the purchasers over minimum lease terms of 20 years. Eight leases were accounted for as operating leases and the remaining two were accounted for as capital leases. The transactions resulted in a gain for certain stores of $670 which is deferred over the life of the leases. In addition, the transaction resulted in a loss for certain stores of $546 which is included in the loss on sale of assets, net for the fifty-two weeks ended February 27, 2016.

        As a result of the Sale to WBA and the related Amended and Restated Asset Purchase Agreement, the Company has lease guarantee obligations related to 1,886 former stores. The majority of the lease guarantee obligations have a term of less than 10 years; however, 210 former stores have guarantees that exceed 10 years. The Company is only obligated to pay for the lease guarantees in the event that WBA fails to perform under the lease agreements, as WBA is the primary obligor. If WBA fails to perform under the lease agreements, the maximum lease guarantee obligations the Company would be liable for would be approximately $2,300,000 as of March 3, 2018. During fiscal 2018, WBA has performed under the lease agreements. The Company has assessed that it is highly unlikely that WBA will not perform under the leases as of March 3, 2018.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

16. Leases (Continued)

        The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at March 3, 2018 and March 4, 2017 are summarized as follows:

	2018	2017
Land	$3,458	$3,760
Buildings	86,012	84,796
Leasehold improvements	—	1,258
Equipment	25,225	30,653
Accumulated depreciation	(78,637)	(84,333)

	$36,058	$36,134

        Following is a summary of lease finance obligations at March 3, 2018 and March 4, 2017:

	2018	2017
Obligations under financing leases	$51,446	$52,418
Sale-leaseback obligations	—	2,405
Less current obligation	(20,671)	(17,619)

Long-term lease finance obligations	$30,775	$37,204

        Following are the minimum lease payments for all properties under a lease agreement that will have to be made in each of the years indicated based on non-cancelable leases in effect as of March 3, 2018:

Fiscal year	Lease Financing Obligations	Operating Leases
2019	$24,571	$674,739
2020	9,732	609,830
2021	4,642	528,370
2022	4,420	462,222
2023	4,214	407,226
Later years	21,992	1,782,987

Total minimum lease payments	69,571	$4,465,374

Amount representing interest	(18,125)

Present value of minimum lease payments	$51,446

17. Stock Option and Stock Award Plans

        The Company recognizes share-based compensation expense in accordance with ASC 718, "Compensation—Stock Compensation." Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for fiscal 2018, 2017 and 2016

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

17. Stock Option and Stock Award Plans (Continued)

include $25,793, $23,482 and $37,948 of compensation costs related to the Company's stock-based compensation arrangements.

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

        All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

17. Stock Option and Stock Award Plans (Continued)

of grant. The aggregate number of remaining shares authorized for issuance for all plans is 53,720 as of March 3, 2018.

  Stock Options

        The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used for options granted in fiscal 2018, 2017 and 2016:

	2018	2017	2016
Expected stock price volatility(1)	58%	N/A	56%
Expected dividend yield(2)	0.0%	N/A	0.0%
Risk-free interest rate(3)	1.9%	N/A	1.7%
Expected option life(4)	5.5 years	N/A	5.5 years

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

17. Stock Option and Stock Award Plans (Continued)

        The weighted average fair value of options granted during fiscal 2018, 2017 and 2016 was $1.08, $0.00 and $4.45, respectively. Following is a summary of stock option transactions for the fiscal years ended March 3, 2018, March 4, 2017 and February 27, 2016:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at February 28, 2015	41,668	$2.09
Granted	3,579	8.68
Exercised	(6,400)	1.78
Cancelled	(722)	4.20

Outstanding at February 27, 2016	38,125	$2.73

Granted	—	N/A
Exercised	(3,556)	1.95
Cancelled	(679)	5.60

Outstanding at March 4, 2017	33,890	$2.75

Granted	1,000	2.05
Exercised	(4,820)	1.20
Cancelled	(3,195)	6.33

Outstanding at March 3, 2018	26,875	$2.57	3.44	$11,697

Vested or expected to vest at March 3, 2018	26,587	$2.52	3.42	$11,697

Exercisable at March 3, 2018	24,436	$2.26	2.98	$11,697

        As of March 3, 2018, there was $4,891 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 1.55 years.

        Cash received from stock option exercises for fiscal 2018, 2017 and 2016 was $5,796, $6,951 and $11,376, respectively. The income tax benefit from stock options for fiscal 2018, 2017 and 2016 was $10, $421 and $11,764, respectively. The total intrinsic value of stock options exercised for fiscal 2018, 2017 and 2016 was $3,032, $20,475 and $42,207, respectively.

        Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

17. Stock Option and Stock Award Plans (Continued)

  Restricted Stock

        The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans typically vest in equal annual installments over a three-year period. Unvested shares are forfeited upon termination of employment. Following is a summary of restricted stock transactions for the fiscal years ended March 3, 2018, March 4, 2017 and February 27, 2016:

	Shares	Weighted Average Grant Date Fair Value
Balance at February 28, 2015	7,666	$3.84
Granted	2,752	8.60
Vested	(5,140)	2.94
Cancelled	(420)	6.89

Balance at February 27, 2016	4,858	$7.23

Granted	3,613	7.73
Vested	(2,222)	6.28
Cancelled	(426)	7.84

Balance at March 4, 2017	5,823	$7.87

Granted	13,856	2.82
Vested	(3,875)	8.03
Cancelled	(3,594)	3.70

Balance at March 3, 2018	12,210	$3.32

        At March 3, 2018, there was $31,614 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures. These costs are expected to be recognized over a weighted average period of 1.94 years.

        The total fair value of restricted stock vested during fiscal years 2018, 2017 and 2016 was $31,125, $13,951 and $15,104, respectively.

  Performance Based Incentive Plan

        Beginning in fiscal 2015, the Company provided certain of its associates with performance based incentive plans under which the associates will receive a certain number of shares of the Company's common stock based on the Company meeting certain financial and performance goals. If such goals are not met, no stock-based compensation expense is recognized and any recognized stock-based compensation expense is reversed. The Company incurred $4,122, $(6,070) and $12,634 related to these performance based incentive plans for fiscal 2018, 2017 and 2016, respectively, which is recorded as a component of stock-based compensation expense.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

18. Tax Benefits Preservation Plan

        On January 3, 2018, the Company entered into a Tax Benefits Preservation Plan (the "Plan") with Broadridge Corporate Issuer Solutions, as rights agent, and its Board of Directors declared a dividend distribution of one right (a "Right") for each outstanding share of common stock, par value $1.00 per share, to stockholders of record at the close of business on January 16, 2018. Each Right is governed by the terms of the Plan and entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series J Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $8.00 per unit, subject to adjustment. The purpose of the Plan is to preserve our ability to use the Company's net operating loss carryforwards and other tax attributes (collectively, "Tax Benefits") which would be substantially limited if the Company experienced an "ownership change" as defined under Section 382 of the Internal Revenue Code. In general, an ownership change would occur if Company shareholders who are treated as owning 5 percent or more of its outstanding shares for purposes of Section 382 ("5-percent shareholders") collectively increase their aggregate ownership in the Company's overall shares outstanding by more than 50 percentage points. Whether this change has occurred would be measured by comparing each 5-percent shareholder's current ownership as of the measurement date to such shareholders' lowest ownership percentage during the three year period preceding the measurement date. The adoption of the Plan is intended to ensure that the Company will be able to utilize Tax Benefits in connection with the Sale. The Board of Directors affirmatively determined that Albertsons shall not be deemed an "Acquiring Person" (as defined in the Plan) and exempted Albertsons and the Mergers from the Plan pursuant to the terms of the Plan.

        The Rights are not exercisable until the distribution date and will expire at the earliest of (i) 5:00 P.M. (New York City time) on January 3, 2019, or such later date and time (but not later than 5:00 P.M. (New York City time) on January 3, 2021) as may be determined by the Board of Directors and approved by the stockholders of the Company by a vote of the majority of the votes cast by the holders of shares entitled to vote thereon at a meeting of the stockholders of the Company prior to 5:00 P.M. (New York City time) on January 3, 2019, (ii) the time at which the Rights are redeemed or exchanged as provided in the Plan, (iii) the time at which the Board of Directors determines that the Plan is no longer necessary or desirable for the preservation of Tax Benefits, and (iv) the close of business on the first day of a taxable year of the Company to which the Board of Directors determines that no Tax Benefits, once realized, as applicable, may be carried forward.

        The description and terms of the Rights are set forth in the Plan.

        On March 25, 2018, the Board of Directors of the Company approved, and on March 27, 2018, the Company and Broadridge Corporate Issuer Solutions, as rights agent, entered into, an amendment to the Plan (the "Amendment"). The Amendment changed the final expiration date with respect to the Rights issued under the Plan from the abovementioned date and time to 5:00 P.M. (New York City time) on March 27, 2018. In accordance with the terms of the Plan, as amended by the Amendment, all of the Rights then outstanding expired at 5:00 P.M. (New York City time) on March 27, 2018, and no Rights are to be issued from and after that time.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

19. Retirement Plans

  Defined Contribution Plans

        The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. In accordance with those plan provisions, the Company matches 100% of a participant's pretax payroll contributions, up to a maximum of 3% of such participant's pretax annual compensation. Thereafter, the Company will match 50% of the participant's additional pretax payroll contributions, up to a maximum of 2% of such participant's additional pretax annual compensation. Total expense recognized for the above plans was $67,949 in fiscal 2018, $68,393 in fiscal 2017 and $65,118 in fiscal 2016.

        The Company sponsors a Supplemental Executive Retirement Plan ("SERP") for its officers, which is a defined contribution plan that is subject to a five year graduated vesting schedule. The expense recognized for the SERP was $12,426 in fiscal 2018, $16,921 in fiscal 2017 and $1,377 in fiscal 2016.

  Defined Benefit Plans

        The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company's funding policy for The Rite Aid Pension Plan (The "Defined Benefit Pension Plan") is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made contributions of $9,023 in fiscal 2018, $0 in fiscal 2017 and $0 in fiscal 2016.

        Net periodic pension expense and other changes recognized in other comprehensive income for the defined benefit pension plans included the following components:

	Defined Benefit Pension Plan
	2018	2017	2016
Service cost	$1,212	$1,291	$1,498
Interest cost	6,340	6,634	6,398
Expected return on plan assets	(4,525)	(4,512)	(6,330)
Amortization of unrecognized prior service cost	—	—	67
Amortization of unrecognized net loss (gain)	3,393	5,085	3,690

Net pension expense	$6,420	$8,498	$5,323
Other changes recognized in other comprehensive loss:
Unrecognized net (gain) loss arising during period	$(8,704)	$(3,979)	$7,369
Prior service cost arising during period	—	—	—
Amortization of unrecognized prior service costs	—	—	(67)
Amortization of unrecognized net (loss) gain	(3,393)	(5,085)	(3,690)

Net amount recognized in other comprehensive loss	(12,097)	(9,064)	3,612

Net amount recognized in pension expense and other comprehensive loss	$(5,677)	$(566)	$8,935

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

19. Retirement Plans (Continued)

        The table below sets forth reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's defined benefit plans, as well as the funded status and amounts recognized in the Company's balance sheet as of March 3, 2018 and March 4, 2017:

	Defined Benefit Pension Plan
	2018	2017
Change in benefit obligations:
Benefit obligation at end of prior year	$164,349	$156,474
Service cost	1,212	1,291
Interest cost	6,340	6,634
Distributions	(7,963)	(7,449)
Change due to change in assumptions	—	—
Actuarial loss (gain)	(2,087)	7,399

Benefit obligation at end of year	$161,851	$164,349

Change in plan assets:
Fair value of plan assets at beginning of year	$118,658	$110,217
Employer contributions	9,023	—
Actual return on plan assets	11,142	15,890
Distributions (including expenses paid by the plan)	(7,963)	(7,449)

Fair value of plan assets at end of year	$130,860	$118,658

Funded status	$(30,991)	$(45,691)

Net amount recognized	$(30,991)	$(45,691)

Amounts recognized in consolidated balance sheets consisted of:
Prepaid pension cost	$—	$—
Accrued pension liability	(30,991)	(45,691)

Net amount recognized	$(30,991)	$(45,691)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(32,664)	$(44,761)
Prior service cost	—	—

Amount recognized	$(32,664)	$(44,761)

        The estimated net actuarial loss and prior service cost amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal 2019 are $2,029 and $0, respectively.

        The accumulated benefit obligation for the defined benefit pension plan was $161,851 and $164,349 as of March 3, 2018 and March 4, 2017, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

19. Retirement Plans (Continued)

        The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of March 3, 2018, March 4, 2017 and February 27, 2016 were as follows:

	Defined Benefit Pension Plan
	2018	2017	2016
Discount rate	4.00%	4.00%	4.25%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.25%	6.50%	6.50%

        Weighted average assumptions used to determine net cost for the fiscal years ended March 3, 2018, March 4, 2017 and February 27, 2016 were:

	Defined Benefit Pension Plan
	2018	2017	2016
Discount rate	4.00%	4.25%	4.00%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.50%	6.50%	6.50%

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.25% long-term rate of return on plan assets assumption for fiscal 2018, 2017 and 2016.

        The Company's pension plan asset allocations at March 3, 2018 and March 4, 2017 by asset category were as follows:

	March 3, 2018	March 4, 2017
Equity securities	53%	52%
Fixed income securities	47%	48%

Total	100%	100%

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

19. Retirement Plans (Continued)

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

        The Company expects to contribute $4,700 to the Defined Benefit Pension Plan during fiscal 2019.

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

        The proceeding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at March 3, 2018.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

19. Retirement Plans (Continued)

        The following table sets forth by level within the fair value hierarchy a summary of the plan's investments measured at fair value on a recurring basis as of March 3, 2018 and March 4, 2017:

	Fair Value Measurements at March 3, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	$—	$—	$—	$18,043
Large Cap	—	—	—	35,491
Small-Mid Cap	—	—	—	15,510
Fixed Income
Long Term Credit Bond Index	—	—	—	46,222
Long Term US Government Bonds	—	—	—	8,070
20+ Year Treasury STRIPS	—	—	—	1,168
Intermediate Fixed Income	—	—	—	5,617
Other types of investments
Short Term Investments	—	—	—	739

Total	$—	$—	$—	$130,860

	Fair Value Measurements at March 4, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	$—	$—	$—	$15,348
Large Cap	—	—	—	32,413
Small-Mid Cap	—	—	—	14,083
Fixed Income
Long Term Credit Bond Index	—	—	—	47,694
20+ Year Treasury STRIPS	—	—	—	7,563
Intermediate Fixed Income	—	—	—	639
Other types of investments
Short Term Investments	—	—	—	918

Total	$—	$—	$—	$118,658

        The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

19. Retirement Plans (Continued)

        Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan during the years indicated:

Fiscal Year	Defined Benefit Pension Plan
2019	$8,160
2020	8,383
2021	8,576
2022	8,736
2023	8,868
2024 - 2028	46,455

Total	$89,178

  Other Plans

        The Company participates in various multi-employer union pension plans that are not sponsored by the Company. Total expenses recognized for the multi-employer plans were $20,979 in fiscal 2018, $21,336 in fiscal 2017 and $20,782 in fiscal 2016.

20. Multiemployer Plans that Provide Pension Benefits

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

        The Company's participation in these plans for the annual period ended March 3, 2018 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employer Identification Number (EIN) and the three- digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available for fiscal 2018 and fiscal 2017 is for the plan year- ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last two columns list the expiration date(s) of the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

20. Multiemployer Plans that Provide Pension Benefits (Continued)

collective-bargaining agreement(s) to which the plans are subject and any minimum funding requirements. There have been no significant changes that affect the comparability of total employer contributions of fiscal years 2018, 2017, and 2016.

		Pension Protection Act Zone Status							Expiration Date of Collective- Bargaining Agreement
				FIP/ RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed		Minimum Funding Requirements
Pension		2018	2017		2018	2017	2016
1199 SEIU Health Care Employees Pension Fund	13-3604862-001	Green— 12/31/2016	Green— 12/31/2015	No	$7,372	$7,152	$7,775	No	4/18/2015	Contribution rate of 10.76% of gross wages earned per associate beginning 01/01/2016.
										Contribution rate of 10.22% of gross wages earned per associate from 01/01/2015 through 12/31/2015.
Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	51-6029925-001	Red— 12/31/2017	Red— 12/31/2016	Implemented	8,149	8,021	7,552	No	7/14/2018	Subsequent to 01/01/2018 contributions of $1.586 per hour worked. From 01/01/2017 to 12/31/2017 contributions of $1.50 per hour worked.
										From 01/01/2016 to 12/31/2016 contributions of $1.41 per hour worked. From 01/01/2015 through 12/31/2015 contributions of $1.328 per hour worked for pharmacists and $0.602 per hour worked for non pharmacists.
UFCW Pharmacists, Clerks and Drug Employers Pension Trust	94-2518312-001	Green— 12/31/2017	Green— 12/31/2016	No	2,739	2,970	3,006	No	7/13/2019	Effective 09/01/2014, contribution rate frozen at $0.55 per hour worked for associates.
United Food and Commercial Workers Union-Employer Pension Fund	34-6665155-001	Red— 9/30/2017	Red— 9/30/2016	Implemented	786	827	732	No	12/31/2017	Effective 02/05/2017 contribution rate of $1.89 per hour worked.
										Effective 02/07/2016 through 02/04/2017 contribution rate of $1.76 per hour worked.
										Effective 02/02/2015 through 02/06/2016 contribution rate of $1.62 per hour worked.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

20. Multiemployer Plans that Provide Pension Benefits (Continued)

		Pension Protection Act Zone Status							Expiration Date of Collective- Bargaining Agreement
				FIP/ RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed		Minimum Funding Requirements
Pension		2018	2017		2018	2017	2016
United Food and Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	51-6031766-001	Yellow— 9/30/2017	Yellow— 9/30/2016	Implemented	495	504	454	No	12/31/2017	Effective 01/01/2017 contribution rate $1.88 per hour worked.
										Effective 01/01/2016 through 12/31/2016 contribution rate of $1.79 per hour worked.
										Effective 10/01/2015 through 12/31/2015 contribution rate of $1.70 per hour worked.
										Effective 01/01/2015 through 09/30/2015 contribution rate of $1.61 per hour worked.
Other Funds					1,438	1,862	1,263

					$20,979	$21,336	$20,782

        The Company was listed in these plans Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of the Plan's Year-End)
UFCW Pharmacists, Clerks and Drug Employers Pension Trust	12/31/2016 and 12/31/2015
Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	12/31/2016 and 12/31/2015
United Food & Commercial Workers Union- Employer Pension Fund	9/30/2016 and 9/30/2015
United Food & Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	9/30/2016 and 9/30/2015

        At the date the Company's financial statements were issued, certain Forms 5500 were not available.

        During fiscal 2018, 2017 and 2016, the Company did not withdraw from any plans or incur any additional withdrawal liabilities.

21. Segment Reporting

        Prior to June 24, 2015, the Company's operations were within one reportable segment. As a result of the completion of the Acquisition, the Company has realigned its internal management reporting to reflect two reportable segments, its retail drug stores ("Retail Pharmacy"), and its pharmacy services ("Pharmacy Services") segments, collectively the "Parent Company".

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

21. Segment Reporting (Continued)

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

        The Parent Company's chief operating decision makers are its Parent Company Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Operating Officer—Retail Pharmacy, and the Chief Executive Officer—Pharmacy Services, (collectively the "CODM"). The CODM has ultimate responsibility for enterprise decisions. The CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy and Pharmacy Services segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. The CODM relies on internal management reporting that analyzes enterprise results on certain key performance indicators, namely, revenues, gross profit, and Adjusted EBITDA.

        The following table is a reconciliation of the Company's business segments to the consolidated financial statements for the fiscal years ended March 3, 2018, March 4, 2017 and February 27, 2016:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations(1)	Consolidated
March 3, 2018:
Revenues	$15,832,625	$5,896,669	$(200,326)	$21,528,968
Gross Profit	4,372,373	407,732	—	4,780,105
Adjusted EBITDA(2)	388,360	171,534	—	559,894
March 4, 2017:
Revenues	$16,766,620	$6,393,884	$(232,964)	$22,927,540
Gross Profit	4,671,975	392,732	—	5,064,707
Adjusted EBITDA(2)	551,816	188,235	—	740,051
February 27, 2016:
Revenues	$16,820,388	$4,103,513	$(153,664)	$20,770,237
Gross Profit	4,761,153	230,826	—	4,991,979
Adjusted EBITDA(2)	747,910	101,357	—	849,267

(1)
Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(2)
See "Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures" in MD&A for additional details.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

21. Segment Reporting (Continued)

        The following is a reconciliation of net (loss) income to Adjusted EBITDA for fiscal 2018, 2017 and 2016:

	March 3, 2018 (52 weeks)	March 4, 2017 (53 weeks)	February 27, 2016 (52 weeks)
Net (loss) income from continuing operations	$(349,532)	$4,080	$102,088
Interest expense	202,768	200,065	186,132
Income tax expense	305,987	44,438	49,512
Depreciation and amortization expense	386,057	407,366	361,134
LIFO (credit) charge	(28,827)	(3,721)	7,892
Lease termination and impairment charges	58,765	45,778	40,477
Goodwill impairment	261,727	—	—
Loss on debt retirements, net	—	—	33,205
Walgreens Boots Alliance merger termination fee	(325,000)
Other	47,949	42,045	68,827

Adjusted EBITDA from continuing operations	$559,894	$740,051	$849,267

        The following is balance sheet information for the Company's reportable segments:

	Retail Pharmacy	Pharmacy Services	Eliminations(2)	Consolidated
March 3, 2018:
Total Assets	$6,089,343	$2,954,953	$(54,969)	$8,989,327
Goodwill	43,492	1,377,628	—	1,421,120
Additions to property and equipment and intangible assets	199,437	15,327	—	214,764
March 4, 2017:
Total Assets	$8,664,216	$3,087,143	$(157,607)	$11,593,752
Goodwill	43,492	1,639,355	—	1,682,847
Additions to property and equipment and intangible assets	281,072	12,725	—	293,797

(2)
As of March 3, 2018 and March 4, 2017, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $38,713 and $140,865, respectively, against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $16,256 and $16,742, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

22. Commitments, Contingencies and Guarantees

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

        The Company's contingencies are subject to significant uncertainties, many of which are beyond the Company's control, including, among other factors: (i) proceedings are in early stages; (ii) whether class or collective action status is sought and the likelihood of a class being certified; (iii) the outcome of pending appeals or motions; (iv) the extent of potential damages, fines or penalties, which are often unspecified or indeterminate; (v) the impact of discovery on the matter; (vi) whether novel or unsettled legal theories are at issue; (vii) there are significant factual issues to be resolved; and/or (viii) in the case of certain government agency investigations, whether a sealed qui tam lawsuit ("whistleblower" action) has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation.

        After the announcement of the proposed Merger between the Company and Walgreens Boots Alliance, Inc. (WBA), a putative class action lawsuit was filed in Pennsylvania in the Court of Common Pleas of Cumberland County (Wilson v. Rite Aid Corp., et al.) by a purported Company stockholder against the Company, its directors (the Individual Defendants, together with the Company, the Rite Aid Defendants), WBA and Victoria Merger Sub Inc. (Victoria) challenging the transactions contemplated by the Merger agreement. The complaint alleged primarily that the Individual Defendants breached their fiduciary duties by, among other things, agreeing to an allegedly unfair and inadequate price, agreeing to deal protection devices that allegedly prevented the directors from obtaining higher offers from other interested buyers for the Company and allegedly failing to protect against certain purported conflicts of interest in connection with the Merger. The complaint further alleged that the Company, WBA and/or Victoria aided and abetted these alleged breaches of fiduciary duty. The complaint sought, among other things, to enjoin the closing of the Merger as well as money damages and attorneys' and experts' fees. The matter remains pending, but inactive.

        Also in connection with the proposed Merger, an action was filed in the United States District Court for the Middle District of Pennsylvania (the Pennsylvania District Court), asserting a claim for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against the Rite Aid Defendants, WBA and Victoria and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants and WBA (Hering v. Rite Aid Corp., et al.). The complaint in the Hering action alleged, among other things, that the Rite Aid Defendants disseminated an allegedly false and materially misleading proxy and sought to enjoin the shareholder vote on the proposed Merger, a declaration that the proxy was materially false and misleading in violation of federal securities laws and

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

22. Commitments, Contingencies and Guarantees (Continued)

an award of money damages and attorneys' and experts' fees. On January 14 and 16, 2016, respectively, the plaintiff in the Hering action filed a motion for preliminary injunction and a motion for expedited discovery. On January 21, 2016, the Rite Aid Defendants filed a motion to dismiss the Hering complaint. At a hearing held on January 25, 2016, the Pennsylvania District Court orally denied the plaintiff's motion for expedited discovery and subsequently denied the plaintiff's motion for preliminary injunction on January 28, 2016. On March 14, 2016, the Pennsylvania District Court appointed Jerry Hering, Don Michael Hussey and Joanna Pauli Hussey as lead plaintiffs for the putative class and approved their selection of Robbins Geller Rudman & Dowd LLP as lead counsel. On April 14, 2016, the Pennsylvania District Court granted the lead plaintiffs' unopposed motion to stay the Hering action for all purposes pending consummation of the Merger.

        On March 17, 2017, the Hering plaintiffs filed a motion to lift the stay for the purpose of filing a proposed amended complaint. Defendants opposed the motion, and briefing concluded on April 17, 2017. The proposed amended complaint asserted state law breach of fiduciary duty claims against the Individual Defendants, a claim of aiding and abetting the alleged breaches of fiduciary duty against Rite Aid, WBA and Victoria, as well as claims for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against the Rite Aid Defendants, WBA and Victoria, claims for violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against the Rite Aid Defendants, WBA, Victoria and certain WBA executives, and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants, WBA and Victoria. On August 4, 2017, the Pennsylvania District Court entered an order lifting the stay, noting that the original claims in this matter are now moot, and directed the plaintiffs to file a motion for leave to amend the complaint, with brief in support thereof, on or before September 15, 2017 which deadline was subsequently extended to September 22, 2017. On September 22, 2017, the lead plaintiffs gave notice that plaintiffs Don Michael Hussey and Joanna Pauli Hussey were withdrawing as lead plaintiffs, and that plaintiff Jerry Hering (the Lead Plaintiff) would continue to represent the proposed class in the Hering action going forward. That same day, Lead Plaintiff filed a motion for leave to file an amended complaint, which the Pennsylvania District Court granted on November 27, 2017. On December 11, 2017, Lead Plaintiff filed the amended complaint (the Amended Complaint), which alleges a claim for violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 and a claim for violations of Section 20(a) of the Exchange Act against the Rite Aid Defendants, WBA, and certain WBA executives. On February 14 and 16, 2018, the Rite Aid Defendants filed a motion to dismiss the Amended Complaint, and an opening brief in support thereof. Lead Plaintiff's answering brief and the Rite Aid Defendants' reply brief are scheduled to be filed on or before April 17 and May 17, 2018, respectively.

        The Company has been named in a collective and class action lawsuit, Indergit v. Rite Aid Corporation, et al., pending in the United States District Court for the Southern District of New York, filed purportedly on behalf of current and former store managers working in the Company's stores at various locations around the country. The lawsuit alleges that the Company failed to pay overtime to store managers as required under the FLSA and under certain New York state statutes. The lawsuit also seeks other relief, including liquidated damages, attorneys' fees, costs and injunctive relief arising out of state and federal claims for overtime pay. On April 2, 2010, the Court conditionally certified a nationwide collective group of individuals who worked for the Company as store managers since

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

22. Commitments, Contingencies and Guarantees (Continued)

March 31, 2007. The Court ordered that Notice of the Indergit action be sent to the purported members of the collective group (approximately 7,000 current and former store managers) and approximately 1,550 joined the Indergit action. Discovery as to certification issues has been completed. On September 26, 2013, the Court granted Rule 23 class certification of the New York store manager claims as to liability only, but denied it as to damages, and denied the Company's motion for decertification of the nationwide collective action claims. The Company filed a motion seeking reconsideration of the Court's September 26, 2013 decision which motion was denied in June 2014. The Company subsequently filed a petition for an interlocutory appeal of the Court's September 26, 2013 ruling with the U. S. Court of Appeals for the Second Circuit which petition was denied in September 2014. Notice of the Rule 23 class certification as to liability only has been sent to approximately 1,750 current and former store managers in the state of New York. Discovery related to the merits of the claims is ongoing. On January 12, 2017, the parties reached a settlement in principle of this matter, for an immaterial amount of money, which was subject to preliminary and final approval by the Court. On August 3, 2017, the Court entered an order granting Plaintiff's unopposed motion for preliminary approval of the settlement and notice of the settlement was issued to putative class members on September 7, 2017. On January 11, 2018, the Court entered an order granting Plaintiff's motion for final approval of the settlement. Pursuant to the settlement agreement and the Court's order, the Company funded the settlement, and the settlement administrator has disbursed the settlement funds.

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

        In the employee seating case (Hall v. Rite Aid Corporation, San Diego County Superior Court), the Court, in October 2011, granted the plaintiff's motion for class certification. The Company filed its motion for decertification, which motion was granted in November 2012. Plaintiff subsequently appealed the Court's order which appeal was granted in May 2014. The Company filed a petition for review of the appellate court's decision with the California Supreme Court, which petition was denied in August 2014. Proceedings in the Hall case were stayed pending a decision by the California Supreme Court in two similar cases. That decision was rendered on April 4, 2016. A status conference in the case was held on November 18, 2016, at which time the court lifted the stay and scheduled the case for trial on January 26, 2018. The Court continued the trial to June 15, 2018. On February 2, 2018, the Court denied Rite Aid's motion for summary judgment.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

22. Commitments, Contingencies and Guarantees (Continued)

        Following service of subpoenas on the Company in 2011 and 2013 by the United States Attorney's Office for the Eastern District of Michigan ("USAO") and the State of Indiana's Office of the Attorney General, respectively, the Company cooperated with inquiries regarding the relationship of Rite Aid's Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs. In January 2017, the USAO, 18 states and the District of Columbia declined to intervene in a sealed False Claims Act ("FCA") action filed by qui tam plaintiff Azam Rahimi ("Relator") in the District Court for the Eastern District of Michigan. On January 19, 2017, the court unsealed Relator's Second Amended Complaint against the Company; it alleges that the Company failed to report Rx Savings prices as its usual and customary charges under the Medicare Part D program and to federal and state Medicaid programs in 18 states and the District of Columbia; and that the Company is thus liable under the federal FCA and similar state statutes. The Company has filed a motion to dismiss the complaint, which is pending. At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is vigorously defending this lawsuit.

        On April 26, 2012, the Company received an administrative subpoena from the U.S. Drug Enforcement Administration ("DEA"), Albany, New York District Office, requesting information regarding the Company's sale of products containing pseudoephedrine ("PSE"). In April 2012, it also received a communication from the U.S. Attorney's Office ("USAO") for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 ("CMEA"). Additional subpoenas were issued in 2013, 2014, and 2015 seeking broader documentation regarding PSE sales and recordkeeping requirements. Assistant U.S. Attorneys from the Northern and Eastern Districts of New York and the Southern District of West Virginia are currently investigating, but no lawsuits have been filed. Violations of the CMEA could result in the imposition of administrative and/or civil penalties against the Company. The Company has entered into tolling agreements with the United States, and discussions have been held to attempt to resolve these matters with those USAOs and the Department of Justice, but whether any agreements can be reached and on what terms is uncertain. While the Company's management cannot predict the outcome of these matters, it is possible that the Company's results of operations or cash flows could be materially affected by an unfavorable resolution. At this stage of the investigation, Rite Aid is not able to predict the outcome of the investigations.

        In December 2017, Rite Aid executed a non-prosecution agreement with the United States Attorney's Office for the Southern District of West Virginia (countersigned by the government in January 2018), which concluded the previous criminal investigation into Rite Aid's PSE sales. Pursuant to that agreement, the government agreed not to bring any criminal charges against Rite Aid, and Rite Aid agreed to pay an immaterial amount of money as restitution.

        In June 2013, the Company was served with a Civil Investigative Demand ("CID") by the United States Attorney's Office for the Eastern District of California (the "USAO") regarding (1) the Company's Drug Utilization Review ("DUR") and prescription dispensing protocol; and (2) the dispensing of drugs designated as "Code 1" by the State of California. The Company cooperated with the investigation, researched the government's allegations, and refuted the government's position. The Company produced documents including certain prescription files related to Code 1 drugs to the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

22. Commitments, Contingencies and Guarantees (Continued)

USAO's office and the State of California Department of Justice's Bureau of Medical Fraud and Elder Abuse ("CADOJ"). In August 2014, the USAO and 8 states' attorneys general declined to intervene in a California False Claim Act ("FCA") action ("Action") filed under seal in the Eastern District of California by qui tam plaintiff Loyd F. Schmuckley ("Relator") based on DUR and Code 1 allegations. In July 2016, the Commonwealth of Massachusetts and the District of Columbia also declined to intervene in the Action. On May 15, 2017, Relator and the CADOJ stipulated to dismiss all DUR-related claims and 18 other state-based claims. On September 21, 2017, the CADOJ filed a sealed complaint-in-intervention in the Action, asserting causes under the FCA, for unjust enrichment and for payment by mistake related to the Code 1 allegations. The Action was unsealed on September 26, 2017. On September 28, 2017, Relator filed a First Amended Complaint under the FCA also concerning the Code 1 allegations. The Company filed a motion to dismiss Relator's and CADOJ's respective complaints in January 2018, the hearing was held on March 23, 2018, and the court's order remains pending. At this stage of the proceedings, the Company is not able to either predict the outcome of this matter or estimate a potential range of loss with respect to this matter and is vigorously defending this lawsuit.

        Relator, Matthew Omlansky, filed a qui tam action, State of California ex rel. Matthew Omlansky v. Rite Aid Corporation, on behalf of the State of California against Rite Aid in the Superior Court of the State of California. In his Complaint, Relator alleges that Rite Aid violated the California False Claims Act by (i) failing to comply with California rules governing the Company's reporting of its usual and customary prices; (ii) failing to dispense the least expensive equivalent generic drug in certain circumstances, in violation of applicable regulations; and (iii) dispensing, and seeking reimbursement for, restricted brand name drugs without prior approval. Relator filed his Second Amended Complaint on April 19, 2016. On October 5, 2016, Rite Aid's demurrer to the Second Amended Complaint was granted, with leave for Relator to file an amended complaint. Relator filed his Third Amended Complaint to which Rite Aid filed a second demurrer, which the Court granted with leave for Relator to amend on April 20, 2017. Relator filed his Fourth Amended Complaint on May 1, 2017. On July 7, 2017, the Company's demurrer to the Fourth Amended Complaint was sustained without leave for Relator to amend. The court entered a final judgment of dismissal of each of Relator's claims on August 3, 2017. Relator's deadline to appeal the judgment passed on October 9, 2017. Relator filed an untimely notice of appeal in the action on October 13, 2017, and thereafter moved the California Court of Appeal for the Third District to construe an October 5, 2017 notice of appeal erroneously filed in another action brought by Relator as a timely appeal of this action. The Court of Appeal denied Relator's motion, and the appeal has been dismissed. At this stage of the proceedings, the Company is not able to either predict the outcome of this matter or estimate a potential range of loss with respect to this matter and is vigorously defending this lawsuit.

        The State of Mississippi, by and through its Attorney General, filed a First Amended Complaint against the Company and various purported related entities on September 27, 2016 alleging violations of the Mississippi Medicaid Fraud Control Act, violations of the Mississippi Unfair and Deceptive Trade Practices Act, fraud and unjust enrichment. The Complaint alleges the Company failed to accurately report usual and customary prices to Mississippi's Division of Medicaid. On November 14,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

22. Commitments, Contingencies and Guarantees (Continued)

2016, the Company filed motions to dismiss based on substantive and jurisdictional grounds, as well as a motion to transfer venue. These motions are pending and the action is stayed while related litigation is resolved on appeal. At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is vigorously defending this lawsuit.

        In December 2017, the United States Judicial Panel on multidistrict litigation ordered consolidated numerous cases filed against various defendants by plaintiffs such as counties, cities, hospitals, and third-party payors, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is In re National Prescription Opioid Litigation (MDL No. 2804), pending in the U.S. District Court for the Northern District of Ohio. This multidistrict litigation presumptively includes relevant federal court cases that name the Company, including actions filed by several counties in West Virginia; and actions filed by several counties and cities in Michigan. Similar cases that name the Company in some capacity have been filed in state courts, including, among others, cases filed by Shelby County, Tennessee, Shelby County (Tennessee) v. Purdue Pharma, L.P. et al.; several counties and cities in West Virginia, Brooke County (West Virginia) et al. v. Purdue Pharma L.P., et al. and City of Huntington (West Virginia) et al. v. Express Scripts Holding Company et al,; and counties in South Carolina, County of Spartanburg (South Carolina) v. Rite Aid of South Carolina, Inc. and County of Greenville (South Carolina) v. Rite Aid of South Carolina, Inc. The Company is vigorously defending all such matters.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

23. Supplementary Cash Flow Data

	Year Ended
	March 3, 2018	March 4, 2017	February 27, 2016
Cash paid for interest(a)	$405,579	$409,692	$403,727

Cash payments for income taxes, net(a)	$87,087	$17,081	$4,856

Equipment financed under capital leases	$13,123	$7,551	$9,614

Equipment received for noncash consideration	$2,044	$746	$3,011

Reduction in lease financing obligation	$4,740	—	—

Accrued capital expenditures	$28,869	$27,232	$50,391

Gross borrowings from revolver(a)	$4,221,000	$3,608,000	$4,729,000

Gross repayments to revolver(a)	$6,651,000	$3,278,000	$4,354,000

(a)—Amounts are presented on a total company basis.

24. Related Party Transactions

        There were receivables from related parties of $21 and $34 at March 3, 2018 and March 4, 2017, respectively.

        As contemplated by the terminated merger with WBA, on December 31, 2015, the Board of Directors of the Company approved the adoption of a retention and severance program upon the recommendation of the Compensation Committee of the Board (the "Committee"), which was advised by the Committee's independent compensation consultant, to enhance employee retention and corporate performance through the closing of the merger, and authorized the Company to enter into individual retention award agreements with certain of its executive officers. The individual retention award agreements provide for the lump-sum payment of the retention award on the one hundred twentieth day following the closing of the merger (the "retention date"), subject to continued employment through such retention date or upon the earlier termination of the recipient's employment by the Company without "cause" or by the recipient for "good reason" (as such terms are defined in the Company's 2014 Omnibus Equity Plan) (each referred to as a "qualifying termination"). The Company executed retention award agreements on December 31, 2015 with certain Company executive officers, which provided for the grant of retention awards under the terms described above and, for tax planning purposes, provide for the accelerated payment of the executive's fiscal year 2016 bonus in 2015, the accelerated lapse of restrictions on certain time-based restricted stock awards in 2015 and, to the extent necessary for one executive officer, the accelerated payment of the retention award in 2015, in each case subject to repayment requirements on the part of the executive if the executive would not have otherwise become entitled to such payments. During fiscal 2016, the Company made advance payments to certain executives of $500 for retention bonuses and $1,778 of fiscal 2016 performance bonuses for tax planning purposes.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

25. Guarantor and Non-Guarantor Condensed Consolidating Financial Information

        Rite Aid Corporation conducts the majority of its business through its subsidiaries. With the exception of EIC, substantially all of Rite Aid Corporation's 100 percent owned subsidiaries guarantee the obligations under the Amended and Restated Senior Secured Credit Facility, secured guaranteed notes and unsecured guaranteed notes (the "Subsidiary Guarantors"). Additionally, with the exception of EIC, the subsidiaries, including joint ventures, that do not guarantee the Amended and Restated Senior Secured Credit Facility, secured guaranteed notes and unsecured guaranteed notes, are minor.

        For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company's Amended and Restated Senior Secured Credit Facility and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the non-guarantor subsidiaries at March 3, 2018, March 4, 2017 and for the fiscal years ended March 3, 2018, March 4, 2017 and February 27, 2016. Separate financial statements for Subsidiary Guarantors are not presented.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

25. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

	Rite Aid Corporation Condensed Consolidating Balance Sheet March 3, 2018
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$441,244	$6,090	$—		$447,334
Accounts receivable, net	—	1,502,507	366,593	—		1,869,100
Intercompany receivable		223,413	—	(223,413	)(a)	—
Inventories, net of LIFO reserve of $0, $581,090, $0, $0, and $581,090	—	1,799,539	—	—		1,799,539
Prepaid expenses and other current assets	—	176,678	4,503	—		181,181
Current assets held for sale	—	438,137	—	—		438,137

Total current assets	—	4,581,518	377,186	(223,413)		4,735,291
Property, plant and equipment, net	—	1,431,246	—	—		1,431,246
Goodwill	—	1,421,120	—	—		1,421,120
Other intangibles, net	—	539,115	51,328	—		590,443
Deferred tax assets	—	594,019	—	—		594,019
Investment in subsidiaries	8,745,390	54,076	—	(8,799,466	)(b)	—
Intercompany receivable	—	3,189,419	—	(3,189,419	)(a)	—
Other assets	—	209,926	7,282	—		217,208
Noncurrent assets held for sale	—	—	—	—		—

Total assets	$8,745,390	$12,020,439	$435,796	$(12,212,298)		$8,989,327

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$20,671	$—	$—		$20,761
Accounts payable	—	1,641,676	9,687	—		1,651,363
Intercompany payable	—	—	223,413	(223,413	)(a)	—
Accrued salaries, wages and other current liabilities	65,223	1,031,379	135,134	—		1,231,736
Current liabilities held for sales	549,549	10,656	—	—		560,205

Total current liabilities	614,862	2,704,382	368,234	(223,413)		3,464,065
Long-term debt, less current maturities	3,340,099	—	—	—		3,340,099
Lease financing obligations, less current maturities	—	30,775	—	—		30,775
Intercompany payable	3,189,419	—	—	(3,189,419	)(a)	—
Other noncurrent liabilities	—	539,892	13,486	—		553,378
Noncurrent liabilities held for sale	—	—	—	—		—

Total liabilities	7,144,380	3,275,049	381,720	(3,412,832)		7,388,317
Commitments and contingencies	—	—	—	—		—

Total stockholders' equity	1,601,010	8,745,390	54,076	(8,799,466	)(b)	1,601,010

Total liabilities and stockholders' equity	$8,745,390	$12,020,439	$435,796	$(12,212,298)		$8,989,327

(a)
Elimination of intercompany accounts receivable and accounts payable amounts.

(b)
Elimination of investments in consolidated subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

25. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

25. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Year Ended March 3, 2018
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$21,413,734	$209,356	$(94,122	)(a)	$21,528,968
Costs and expenses:
Cost of revenues	—	16,645,136	197,084	(93,357	)(a)	16,748,863
Selling, general and administrative expenses	—	4,635,531	16,496	(765	)(a)	4,651,262
Lease termination and impairment expenses	—	58,765	—	—		58,765
Interest expense	183,825	19,261	(318)	—		202,768
Goodwill impairment	—	261,727	—	—		261,727
Walgreens Boots Alliance, Inc. termination fee	(325,000)	—	—	—		(325,000)
Gain on sale of assets, net	—	(25,872)	—	—		(25,872)
Equity in earnings of subsidiaries, net of tax	(1,034,775)	(4,072)	—	1,038,847	(b)	—

	(1,175,950)	21,590,476	213,262	944,725		21,572,513

Income (loss) from continuing operations before income taxes	1,175,950	(176,742)	(3,906)	(1,038,847)		(43,545)
Income tax expense (benefit)	—	313,965	(7,978)	—		305,987

Net income (loss) from continuing operations	1,175,950	(490,707)	4,072	(1,038,847)		(349,532)
Net income (loss) from discontinued operations	(232,480)	1,525,482	—	—		1,293,002

Net income (loss)	$943,470	$1,034,775	$4,072	$(1,038,847	)(b)	$943,470
Total other comprehensive income (loss)	7,255	7,255	—	(7,255)		7,255

Comprehensive income (loss)	$950,725	$1,042,030	$4,072	$(1,046,102)		$950,725

(a)
Elimination of intercompany revenues and expenses.

(b)
Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

25. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Year Ended March 4, 2017
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$22,821,940	$223,077	$(117,477	)(a)	$22,927,540
Costs and expenses:
Cost of revenues	—	17,767,363	213,225	(117,755	)(a)	17,862,833
Selling, general and administrative expenses	—	4,763,176	13,541	278	(a)	4,776,995
Lease termination and impairment expenses	—	45,778	—	—		45,778
Interest expense	182,282	17,796	(13)	—		200,065
Gain on sale of assets, net	—	(6,649)	—	—		(6,649)
Equity in earnings of subsidiaries, net of tax	(418,261)	5,101	—	413,160	(b)	—

	(235,979)	22,592,565	226,753	295,683		22,879,022

Income (loss) before income taxes	235,979	229,375	(3,676)	(413,160)		48,518
Income tax expense	—	43,013	1,425	—		44,438

Net income (loss) from continuing operations	235,979	186,362	(5,101)	(413,160	)(b)	4,080
Net income (loss) from discontinued operations	(231,926)	231,899	—	—		(27)

Net income (loss)	$4,053	$418,261	$(5,101)	$(413,160)		$4,053
Total other comprehensive income (loss)	5,464	5,464	—	(5,464)		5,464

Comprehensive income (loss)	$9,517	$423,725	$(5,101)	$(418,624)		$9,517

(a)
Elimination of intercompany revenues and expenses.

(b)
Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

25. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Year Ended February 27, 2016
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$20,765,351	$162,620	$(157,734	)(a)	$20,770,237
Costs and expenses:
Cost of revenues	—	15,778,258	154,838	(154,838	)(a)	15,778,258
Selling, general and administrative expenses	—	4,572,146	11,921	(2,896	)(a)	4,581,171
Lease termination and impairment expenses	—	40,477	—	—		40,477
Interest expense	151,862	34,268	2	—		186,132
Loss on debt retirement, net	33,205	—	—	—		33,205
Loss on sale of assets, net	—	(606)	—	—		(606)
Equity in earnings of subsidiaries, net of tax	(613,974)	3,972	—	610,002	(b)	—

	(428,907)	20,428,515	166,761	452,268		20,618,637

Income (loss) before income taxes	428,907	336,836	(4,141)	(610,002)		151,600
Income tax expense (benefit)	—	49,681	(169)	—		49,512

Net income (loss) from continuing operations	428,907	287,155	(3,972)	(610,002	)(b)	102,088
Net income (loss) from discontinued operations	(263,442)	326,819	—	—		63,377

Net income (loss)	$165,465	$613,974	$(3,972)	$(610,002)		$165,465
Total other comprehensive (loss) income	(1,931)	(1,931)	—	1,931		(1,931)

Comprehensive income (loss)	$163,534	$612,043	$(3,972)	$(608,071)		$163,534

(a)
Elimination of intercompany revenues and expenses.

(b)
Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

25. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Year Ended March 3, 2018
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash provided by operating activities	$158,247	$379,439	$(26,216)	$—	$511,470

Investing activities:
Payments for property, plant and equipment	—	(185,879)	—	—	(185,879)
Intangible assets acquired	—	(28,885)	—	—	(28,885)
Intercompany activity	—	(3,460,291)	—	3,460,291	—
Proceeds from dispositions of assets and investments	—	27,586	—	—	27,586
Proceeds from insured loss	—	4,239	—	—	4,239

Net cash (used in) provided by investing activities	—	(3,643,230)	—	3,460,291	(182,939)

Financing activities:
Net payments to revolver	(265,000)	—	—	—	(265,000)
Principal payments on long-term debt	—	(9,882)	—	—	(9,882)
Change in zero balance cash accounts	—	35,605	—	—	35,605
Net proceeds from issuance of common stock	5,796	—	—	—	5,796
Payments for taxes related to net share settlement of equity awards	—	(4,103)	—	—	(4,103)
Intercompany activity	3,460,291	—	—	(3,460,291)	—

Net cash provided by (used in) financing activities	3,201,087	21,620	—	(3,460,291)	(237,584)

Cash flows of discontinued operations:
Operating activities of discontinued operations	(224,300)	(20,826)	—	—	(245,126)
Investing activities of discontinued operations	—	3,496,222	—	—	3,496,222
Financing activities of discontinued operations	(3,135,034)	(5,085)	—	—	(3,140,119)

Net cash provided by (used in) discontinued operations	(3,359,334)	3,470,311	—	—	110,977

(Decrease) increase in cash and cash equivalents	—	228,140	(26,216)	—	201,924
Cash and cash equivalents, beginning of period	—	213,104	32,306	—	245,410

Cash and cash equivalents, end of period	$—	$441,244	$6,090	$—	$447,334

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

25. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Year Ended March 4, 2017
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(162,842)	$347,465	$(1,596)	$—	$183,027

Investing activities:
Payments for property, plant and equipment	—	(254,149)	—	—	(254,149)
Intangible assets acquired	—	(39,648)	—	—	(39,648)
Intercompany activity	—	(57,817)	—	57,817	—
Proceeds from dispositions of assets and investments	—	16,852	—	—	16,852

Net cash (used in) provided by investing activities	—	(334,762)	—	57,817	(276,945)

Financing activities:
Net proceeds from revolver	330,000	—	—	—	330,000
Principal payments on long-term debt	—	(16,588)	—	—	(16,588)
Change in zero balance cash accounts	—	43,080	—	—	43,080
Net proceeds from issuance of common stock	6,951	—	—	—	6,951
Excess tax benefit on stock options and restricted stock	—	543	—	—	543
Payments for taxes related to net share settlement of equity awards	—	(6,254)	—	—	(6,254)
Intercompany activity	57,817	—	—	(57,817)	—

Net cash provided by (used in) financing activities	394,768	20,781	—	(57,817)	357,732

Cash flows of discontinued operations:
Operating activities of discontinued operations	(231,926)	281,016	—	—	49,090
Investing activities of discontinued operations	—	(187,314)	—	—	(187,314)
Financing activities of discontinued operations	—	(4,651)	—	—	(4,651)

Net cash provided by (used in) discontinued operations	(231,926)	89,051	—	—	(142,875)

Increase (decrease) in cash and cash equivalents	—	122,535	(1,596)	—	120,939
Cash and cash equivalents, beginning of period	—	90,569	33,902	—	124,471

Cash and cash equivalents, end of period	$—	$213,104	$32,306	$—	$245,410

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

25. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Year Ended February 27, 2016
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(124,429)	$841,258	$(6,486)	$—	$710,343

Investing activities:
Payments for property, plant and equipment	—	(391,199)	—	—	(391,199)
Intangible assets acquired	—	(89,874)	—	—	(89,874)
Acquisition of businesses, net of cash acquired	(1,778,377)	—	—	—	(1,778,377)
Intercompany activity	(103,834)	(794,422)	—	898,256	—
Proceeds from sale-leaseback transaction	—	26,953	—	—	26,953
Proceeds from dispositions of assets and investments	—	9,773	—	—	9,773

Net cash (used in) provided by investing activities	(1,882,211)	(1,238,769)	—	898,256	(2,222,724)

Financing activities:
Proceeds from issuance of long-term debt	1,800,000	—	—	—	1,800,000
Net proceeds from revolver	375,000	—	—	—	375,000
Principal payments on long-term debt	(650,079)	(17,415)	—	—	(667,494)
Change in zero balance cash accounts	—	(62,878)	—	—	(62,878)
Net proceeds from issuance of common stock	11,376	—	—	—	11,376
Financing fees paid for early debt redemption	(26,003)	—	—	—	(26,003)
Excess tax benefit on stock options and restricted stock	—	22,884	—	—	22,884
Payments for taxes related to net share settlement of equity awards	—	(17,506)	—	—	(17,506)
Deferred financing costs paid	(34,634)	—	—	—	(34,634)
Intercompany activity	794,422	63,446	40,388	(898,256)	—

Net cash provided by (used in) financing activities	2,270,082	(11,469)	40,388	(898,256)	1,400,745

Cash flows of discontinued operations:
Operating activities of discontinued operations	(263,442)	568,007	—	—	304,565
Investing activities of discontinued operations	—	(179,134)	—	—	(179,134)
Financing activities of discontinued operations	—	(5,223)	—	—	(5,223)

Net cash provided by (used in) discontinued operations	(263,442)	383,650	—	—	120,208

(Decrease) increase in cash and cash equivalents	—	(25,330)	33,902	—	8,572
Cash and cash equivalents, beginning of period	—	115,899	—	—	115,899

Cash and cash equivalents, end of period	$—	$90,569	$33,902	$—	$124,471

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

26. Interim Financial Results (Unaudited)

	Fiscal Year 2018
	First Quarter(a)	Second Quarter(a)	Third Quarter	Fourth Quarter	Year
Revenues	$5,436,523	$5,345,011	$5,353,170	$5,394,264	$21,528,968
Cost of revenues	4,274,580	4,183,338	4,166,447	4,124,498	16,748,863
Selling, general and administrative expenses	1,160,940	1,141,844	1,166,514	1,181,964	4,651,262
Lease termination and impairment charges	4,038	3,113	3,939	47,675	58,765
Goodwill impairment	—	—	—	261,727	261,727
Interest expense	51,000	50,857	50,308	50,603	202,768
Walgreens Boots Alliance merger termination fee	—	(325,000)	—	—	(325,000)
Loss (gain) on sale of assets, net	(5,877)	(14,951)	205	(5,249)	(25,872)

	5,484,681	5,039,201	5,387,413	5,661,218	21,572,513

(Loss) income from continuing operations before income taxes	(48,158)	305,810	(34,243)	(266,954)	(43,545)
Income tax (benefit) expense	(12,121)	117,450	(16,061)	216,719	305,987

Net (loss) income from continuing operations	(36,037)	188,360	(18,182)	(483,673)	(349,532)
Net (loss) income from discontinued operations, net of tax	(39,312)	(17,644)	99,213	1,250,745	1,293,002

Net (loss) income	$(75,349)	$170,716	$81,031	$767,072	$943,470

Basic (loss) income per share(b):
Continuing operations	$(0.03)	$0.18	$(0.02)	$(0.46)	$(0.33)
Discontinued operations	$(0.04)	$(0.02)	$0.10	$1.19	$1.23

Net basic (loss) income per share	$(0.07)	$0.16	$0.08	$0.73	$0.90

Diluted (loss) income per share(b):
Continuing operations	$(0.03)	$0.18	$(0.02)	$(0.46)	$(0.33)
Discontinued operations	$(0.04)	$(0.02)	$0.10	$1.19	$1.23

Net diluted (loss) income per share	$(0.07)	$0.16	$0.08	$0.73	$0.90

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

26. Interim Financial Results (Unaudited) (Continued)

	Fiscal Year 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(c)	Year
Revenues	$5,725,485	$5,629,559	$5,669,111	$5,903,385	$22,927,540
Cost of revenues	4,496,400	4,387,845	4,424,260	4,554,328	17,862,833
Selling, general and administrative expenses	1,179,775	1,175,430	1,168,646	1,253,144	4,776,995
Lease termination and impairment charges	5,778	7,226	7,199	25,575	45,778
Interest expense	46,668	49,703	50,303	53,391	200,065
Loss (gain) on sale of assets, net	397	(560)	(225)	(6,261)	(6,649)

	5,729,018	5,619,644	5,650,183	5,880,177	22,879,022

(Loss) income from continuing operations before income taxes	(3,533)	9,915	18,928	23,208	48,518
Income tax (benefit) expense	(3,021)	3,879	(4,682)	48,262	44,438

Net (loss) income from continuing operations	(512)	6,036	23,610	(25,054)	4,080
Net (loss) income from discontinued operations, net of tax	(4,076)	8,737	(8,600)	3,912	(27)

Net (loss) income	$(4,588)	$14,773	$15,010	$(21,142)	$4,053

Basic and diluted (loss) income per share(b):
Continuing operations	$(0.00)	$0.01	$0.02	$(0.02)	$0.00
Discontinued operations	$(0.00)	$0.00	$(0.01)	$0.00	$(0.00)

Net basic and diluted income per share	$(0.00)	$0.01	$0.01	$(0.02)	$0.00

(a)
The Company's fiscal 2018 first and second quarterly results were recasted to reflect the application of ASC 205-20 as it relates to the Asset Sale to WBA (see Note 4. Asset Sale to WBA).

(b)
Income per share amounts for each quarter may not necessarily total to the yearly income per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

(c)
The interim financial results for the fourth quarter of fiscal 2017 includes 14 weeks.

        During the fourth quarter of 2018, the Company recorded an income tax expense of $324,765 in connection with the revaluation of the Company's deferred tax assets as discussed in Note 8, a goodwill impairment charge of $261,727 as discussed in Note 13 ($191,000 net of the related income tax benefit), and facilities impairment charges of $36,927. Also, during the fourth quarter of fiscal 2018, the Company recorded a LIFO credit of $49,220 due to higher deflation on pharmacy generics as compared to a LIFO credit recognized at prior year end caused by lower deflation on pharmacy generics.

        During the fourth quarter of fiscal 2017, the Company recorded facilities impairment charges of $21,068 and a LIFO credit of $28,987 due to lower deflation on pharmacy generics.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 3, 2018, March 4, 2017 and February 27, 2016

(In thousands, except per share amounts)

27. Financial Instruments

        The carrying amounts and fair values of financial instruments at March 3, 2018 and March 4, 2017 are listed as follows:

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$—	$—	$3,368,484	$3,404,225
Fixed rate indebtedness	$3,905,841	$3,927,411	$3,894,894	$4,152,374

        Cash, trade receivables and trade payables are carried at market value, which approximates their fair values due to the short-term maturity of these instruments. In addition, as of March 3, 2018 and March 4, 2017, the Company had $7,282 and $6,874, respectively, of investments carried at amortized cost, as these investments are being held to maturity. As of March 3, 2018, these investments are included as a component of other assets. As of March 4, 2017, these investments are included as a component of prepaid expenses and other current assets. The Company believes the carrying value of these investments approximates their fair value.

        The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

  LIBOR-based borrowings under credit facilities:

        The carrying amounts for LIBOR-based borrowings under the credit facilities and term notes are estimated based on the quoted market price of the financial instruments.

  Long-term indebtedness:

        The fair values of long-term indebtedness are estimated based on the quoted market prices of the financial instruments. If quoted market prices were not available, the Company estimated the fair value based on the quoted market price of a financial instrument with similar characteristics.

RITE AID CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 3, 2018, March 4, 2017, and February 27, 2016
(dollars in thousands)

Allowances deducted from accounts receivable for estimated uncollectible amounts:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 3, 2018	$30,891	$94,006	$99,763	$25,134
Year ended March 4, 2017	$32,820	$72,876	$74,805	$30,891
Year ended February 27, 2016	$31,247	$71,984	$70,411	$32,820

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION
By:	/s/ JOHN T. STANDLEY John T. Standley
Chairman and Chief Executive Officer
Dated: April 26, 2018

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on April 26, 2018.

Signature	Title

/s/ JOHN T. STANDLEY John T. Standley	Chairman, Chief Executive Officer and Director (principal executive officer)
/s/ DARREN W. KARST Darren W. Karst	Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer (principal financial officer)
/s/ MATTHEW C. SCHROEDER Matthew C. Schroeder	Senior Vice President, Chief Accounting Officer, and Treasurer (principal accounting officer)
/s/ JOSEPH B. ANDERSON, JR Joseph B. Anderson, Jr	Director
/s/ BRUCE G. BODAKEN Bruce G. Bodaken	Director
/s/ DAVID R. JESSICK David R. Jessick	Director
/s/ KEVIN E. LOFTON Kevin E. Lofton	Director

Signature	Title

/s/ MYRTLE S. POTTER Myrtle S. Potter	Director
/s/ MICHAEL N. REGAN Michael N. Regan	Director
/s/ FRANK A. SAVAGE Frank A. Savage	Director
/s/ MARCY SYMS Marcy Syms	Director