Form 10-K/A
period 2018-03-03
RITE AID CORP
filed 2018-06-01
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 3, 2018

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      To

Commission File Number: 1-5742

RITE AID CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-1614034
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

30 Hunter Lane, Camp Hill, Pennsylvania	17011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 761-2633

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “Large Accelerated Filer,” “Accelerated Filer,” “Smaller Reporting Company” and “Emerging Growth Company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Rite Aid Corporation’s (the “Company,” “Rite Aid,” “we,” “our” or “us”) Annual Report on Form 10-K for the fiscal year ended March 3, 2018, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on April 26, 2018 (the “Original Report”). This Amendment is being filed to amend Part III to include information required by Items 10 through 14. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Original Report, is hereby amended and restated in its entirety.

This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page and certifications required to be filed as exhibits.  We are amending Part IV solely to add those certifications.

Except as described above, no other changes have been made to the Original Report. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Report and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Report.

PART III

Item 10.                          Directors, Executive Officers and Corporate Governance

Board of Directors

The following table sets forth certain information as of April 21, 2018 with respect to the members of the Board of Directors (the “Board” or “Board of Directors”) of Rite Aid.

Name	Age	Position with Rite Aid	Year First Became Director
John T. Standley	55	Chairman and Chief Executive Officer	2009
Joseph B. Anderson, Jr.	75	Director	2005
Bruce G. Bodaken	66	Director	2013
David R. Jessick	64	Director	2009
Kevin E. Lofton	63	Director	2013
Myrtle S. Potter	59	Director	2013
Michael N. Regan	70	Director	2007
Frank A. Savage	70	Director	2015
Marcy Syms	67	Director	2005

Board Composition

The Board is committed to ensuring that it is composed of a highly capable and diverse group of directors who are well-equipped to oversee the success of the business and effectively represent the interests of stockholders. In addition, the Board believes that having directors with a mix of tenures on the Board helps transition the knowledge of the more experienced directors while providing a broad, fresh set of perspectives and a Board with a diversity of experiences and viewpoints.

In assessing Board composition and selecting and recruiting director candidates, the Board seeks to maintain an engaged, independent Board with broad experience and judgment that is committed to representing the long-term interests of our stockholders. The Nominating and Governance Committee considers a wide range of factors, including the size of the Board, the experience and expertise of existing Board members, other positions the director candidate has held or holds (including other board memberships), and the candidate’s independence. In addition, the Nominating and Governance Committee takes into account a candidate’s ability to contribute to the diversity of background and experience represented on the Board, and it reviews its effectiveness in balancing these considerations when assessing the composition of the Board.

The chart below summarizes the qualifications, attributes and skills for each of our directors. The fact that we do not list a particular experience or qualification for a director does not mean that director does not possess that particular experience or qualification.

Skills and Experience	Standley	Anderson	Bodaken	Jessick	Lofton	Potter	Regan	Savage	Syms
Current/Former CEO	X	X	X		X	X			X
Management/Business Operations	X	X	X	X	X	X	X	X	X
Retail Industry	X			X					X
Healthcare Industry			X		X	X
Finance/Accounting	X	X		X			X	X
Board/Corporate Governance	X	X	X	X	X	X	X	X	X

There is no family relationship between any of the directors and executive officers of Rite Aid.

Director Biographies

Following are the biographies for our directors, including information concerning the particular experience, qualifications, attributes or skills that led the Nominating and Governance Committee and the Board to conclude that such person should serve on the Board:

John T. Standley.  Mr. Standley, Chairman and Chief Executive Officer, has been Chairman of the Board since June 21, 2012, Chief Executive Officer since June 2010 and was President from September 2008 until June 2013. Mr. Standley served as the Chief Operating Officer from September 2008 until June 2010. He also served as a consultant to Rite Aid from July 2008 to September 2008. From August 2005 through December 2007, Mr. Standley served as Chief Executive Officer and was a member of the board of directors of Pathmark Stores, Inc. From June 2002 to August 2005, he served as Senior Executive Vice President and Chief Administrative Officer of Rite Aid and, in addition, in January 2004 was appointed Chief Financial Officer of Rite Aid. He had served as Senior Executive Vice President and Chief Financial Officer of Rite Aid from September 2000 to June 2002 and had served as Executive Vice President and Chief Financial Officer of Rite Aid from December 1999 until September 2000. Mr. Standley served on the SUPERVALU INC. board of directors from May 2013 to July 2015 and on the board of directors of CarMax, Inc. from August 2017 to January 2018. Mr. Standley currently serves on the National Association of Chain Drug Stores’ board of directors and is a member of the Board’s Executive Committee.

As the Company’s Chief Executive Officer, with more than 30 years of retail, financial and executive experience, Mr. Standley brings to the Board an in-depth understanding of all aspects of the Company, including its customers, operations and key business drivers. In addition, his experience serving as a chief financial officer of a number of companies, including the Company, provides the Board with additional insights into financial and accounting matters relevant to the Company’s operations.

Joseph B. Anderson, Jr.  Mr. Anderson has been the Chairman of the Board and Chief Executive Officer of TAG Holdings, LLC, a manufacturing, service and technology business, since January 2002.  Mr. Anderson was Chairman of the Board and Chief Executive Officer of Chivas Industries, LLC from 1994 to 2002.  Mr. Anderson also served as a director of Meritor, Inc. until January 2017.  Mr. Anderson previously served as a director of NV Energy Inc. until December 2013, Valassis Communications, Inc. until February 2014 and Quaker Chemical Corporation until May 2016.

Mr. Anderson has a broad base of experience, including 20 years of chief executive officer experience at manufacturing, service and technology companies.  From this experience, Mr. Anderson brings an array of skills, including in the areas of strategic, business and financial planning and corporate development.  In addition, his service on the boards of directors of a number of publicly-traded companies provides the Board with insights into how boards at other companies have addressed issues similar to those faced by the Company.

Bruce G. Bodaken.  Mr. Bodaken served as Chairman and Chief Executive Officer of Blue Shield of California from 2000 through 2012. Previously, Mr. Bodaken served as President and Chief Operating Officer of Blue Shield of California from 1995 to 2000, and as Executive Vice President and Chief Operating Officer from 1994 to 1995. Prior to joining Blue Shield of California, Mr. Bodaken served as Senior Vice President and Associate Chief Operating Officer of F.H.P., Inc., a managed care provider, from 1990 to 1994 and held various positions at F.H.P. from 1980 to 1990, including Regional Vice President.  Currently, Mr. Bodaken sits on the board of WageWorks, Inc, and is a member of its audit committee.  He is also a director and member of the Compensation Committee of iRhythm Technologies, Inc. and a Visiting Lecturer in the Department of Public Health at UC Berkeley.

Mr. Bodaken brings to the Board in-depth knowledge of the health insurance and managed care industries and more than 20 years of executive leadership skills.

David R. Jessick.  Self-employed since 2005, Mr. Jessick served as a consultant to Rite Aid’s Chief Executive Officer and senior financial staff from July 2002 until February 2005 and was Senior Executive Vice President, Chief Administrative Officer of Rite Aid from December 1999 to July 2002.  From July 1998 to June 1999, Mr. Jessick was Executive Vice President, Finance and Investor Relations of Fred Meyer, Inc., and from February 1997 to July 1998, Mr. Jessick was Chief Financial Officer of Fred Meyer, Inc.  From 1979 to 1996, he held various financial positions including Executive Vice President and Chief Financial Officer at Thrifty Payless Holdings, Inc.  Mr. Jessick began his career as a Certified Public Accountant for Peat, Marwick, Mitchell & Co. Mr. Jessick is currently a director and audit committee chairman of Big 5 Sporting Goods Corporation.  In addition, he previously served as a director of DFC Global Corp. from 2005 to 2014.

Mr. Jessick brings over 35 years of retail, executive and financial experience to the Board.  His familiarity with our business and his experience as a chief financial officer provide useful insights into operational and financial matters relevant to the Company’s business.  In addition, his service on other boards of directors enables Mr. Jessick to share insights with the Board regarding corporate governance best practices.

Kevin E. Lofton.  Mr. Lofton has served as the Chief Executive Officer of Denver-based Catholic Health Initiatives (“CHI”), a healthcare system operating the full continuum of services from hospitals to home health agencies nationwide since 2003 and as President and CEO of CHI from 2003 through January 2014.  Mr. Lofton previously served as Chief Executive Officer of the UAB Hospital in Birmingham and Howard University Hospital in Washington, D.C.  Mr. Lofton is also a director and member of the audit and compensation committees of Gilead Sciences, Inc.

Mr. Lofton brings to the Board an in-depth knowledge and understanding of the healthcare industry and valuable executive leadership skills from senior management and leadership roles in healthcare systems and hospitals.

Myrtle S. Potter.  Ms. Potter has served since 2005 as the Chief Executive Officer of Myrtle Potter & Company, LLC, a private consulting firm she founded, and from 2009 to 2014 as the Chief Executive Officer of Myrtle Potter Media, Inc., a consumer healthcare content company she founded.  Ms. Potter previously served at Genentech, Inc., as President of Commercial Operations from 2004 to 2005 and as Executive Vice President, Commercial Operations and Chief Operating Officer from 2000 to 2004.  From 1998 to 2000 Ms. Potter served as President of Bristol-Myers Squibb, Inc.’s Cardiovascular Metabolic U.S. operations.  Ms. Potter serves as a director of Liberty Mutual Holding Company, Inc., Insmed, Inc., Proteus Digital Health, Inc., Axsome Therapeutics, Inc., and as a trustee of The University of Chicago.  Ms. Potter served on the board of Everyday Health, Inc. from September 2010 until December 2016 and on the board of Medco Health Solutions, Inc. from December 2007 until its acquisition by Express Scripts, Inc. in April 2012.  She continued on the board at Express Scripts until June 2012.

Ms. Potter brings to the Board extensive experience in executive management and leadership roles in the healthcare industry.  She also brings valuable experience as a consultant to global life science, biopharmaceutical and biotechnical companies regarding corporate strategy, customer engagement, commercialization, product development and as a former board member of two leading pharmacy benefits management companies.

Michael N. Regan.  Since July 2017, Mr. Regan has served as the Executive Vice President and Chief Financial Officer for Servco Pacific Inc., a privately held company with significant interests in automobile distribution and retail dealerships in Hawaii and Australia, as well as interests in other business lines. From August 2014 to March 2017, Mr. Regan served as Executive Vice President and Chief Financial Officer of Outrigger Enterprises Group, a privately held hospitality company.  Prior to that, Mr. Regan served as the Hold Separate Manager on behalf of the Federal Trade Commission, overseeing the Lumiere Place Casino and Hotel and Four Seasons Hotel in St. Louis, Missouri from August 2013 through its sale in spring 2014 and prior to that as Chief Financial Officer of Indianapolis Downs LLC, a casino and horse track complex located near Indianapolis, Indiana during its bankruptcy from January 2012 through its sale in February 2013.  From May 2007 through December 2011, Mr. Regan was a self-employed private equity investor.  Prior thereto, Mr. Regan served as Chief Financial Officer of The St. Joe Company, a major real estate development company based in Florida, from November 2006 to May 2007.  From 1997 to November 2006, he served as Senior Vice President, Finance and held various other positions with The St. Joe Company and was a member of the senior management team.  Prior to joining The St. Joe Company, he served in various financial management functions at Harrah’s Entertainment from 1980 through 1997, including as Vice President and controller from 1991 to 1997.

Mr. Regan’s over 30 years of experience, including serving as a chief financial officer and as a senior vice president of finance, provides the Board with additional perspectives on financial, operational and strategic planning, and real estate matters relevant to the Company.

Frank A. Savage.  Mr. Savage has been a senior advisor to investment banking firm Lazard Ltd. (“Lazard”) since January 1, 2014 and served as Vice Chairman of U.S. Investment Banking at Lazard from 2009 to December 31, 2013. He was the Co-Head of Lazard’s Restructuring Group from June 1999 to December 31, 2013 and also served on Lazard’s Deputy Chairman Committee from 2006 to December 2013. Prior to joining Lazard, Mr. Savage served as Co-Head of the Restructuring Practice at investment banking firm BT Alex. Brown Inc. and before that was the Head of the Restructuring Group at investment bank UBS AG. Mr. Savage is currently a director and member of the Leadership Development and Compensation Committee of SUPERVALU INC.

Mr. Savage brings to the Board extensive financial and investment banking experience.

Marcy Syms.  Ms. Syms served as a director of Syms Corp, a chain of retail clothing stores, from 1983, when she was named President and COO, until 2012. Ms. Syms became CEO of Syms Corp in 1998 and was named Chair in 2010.  In November 2011, Syms Corp and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and ceased all retail operations.  Ms. Syms is also a founding member of the board of directors of the Syms School of Business at Yeshiva University.  Currently, Ms. Syms serves as President of the Sy Syms Foundation and Founder and President of the TPD Group LLC, a multi-generational succession planning company.

Ms. Syms brings to the Board over 18 years of experience as a chief executive officer of a chain of retail stores, including an array of skills in strategic planning, marketing and human resources matters similar to those faced by the Company.

Board Leadership

Mr. Standley serves as Chairman of the Board and Chief Executive Officer. Mr. Regan has served as our Lead Independent Director since 2011.

The Company’s governance framework provides the Board with flexibility to select the appropriate leadership structure for the Company. In connection with the 2012 Annual Meeting, the Board reviewed its leadership structure in light of the Company’s operating and governance environment and determined that Mr. Standley should serve as the Chairman of the Board effective as of the 2012 Annual Meeting, based on the Board’s belief that Mr. Standley’s in-depth knowledge of the Company, keen understanding of the Company’s operations and proven leadership and vision positioned him to provide strong and effective leadership to the Board. The Board has determined to maintain its current leadership structure, taking into account the foregoing factors as well as the evaluation of Mr. Standley’s performance as Chief Executive Officer, his very positive relationships with other members of the Board and the leadership and strategic vision he has brought to the Chairman position.

The Board has no policy mandating the combination or separation of the Chairman of the Board and Chief Executive Officer positions and believes that, given the dynamic and competitive environment in which we operate, the right leadership structure may vary from time to time based on changes in circumstances. The Board makes this determination based on what it believes best serves the needs of the Company and its stockholders at any particular time. For the reasons described above, the Board continues to believe that Mr. Standley provides excellent leadership of the Board in the performance of its duties and that a unified structure provides decisive and effective leadership both within and outside the Company.

In addition, the Board continues to maintain the position of Lead Independent Director that it created in 2009. Under our Corporate Governance Guidelines, in the event that the Chairman of the Board is also the Chief Executive Officer or otherwise is not an independent director, the independent members of the Board will choose an independent director to serve as Lead Independent Director.  The

Lead Independent Director, who is expected to serve at least one year, has the following responsibilities, which are described in our Corporate Governance Guidelines:

•                              presides at all meetings of the Board at which the Chairman of the Board is not present, including executive sessions of the non-management directors;

•                              has the authority to call meetings of the non-management directors;

•                              serves as a liaison between the Chairman of the Board and/or Chief Executive Officer and independent directors and facilitates communications between other members of the Board and the Chairman and/or Chief Executive Officer (any director is free to communicate directly with the Chairman and/or Chief Executive Officer; the lead director’s role is to attempt to improve such communications if they are not entirely satisfactory);

•                              works with the Chairman and/or Chief Executive Officer in the preparation of, and approves, Board meeting agendas and schedules and the information to be provided to the Board;

•                              chairs the annual review of the performance of the Chief Executive Officer;

•                              otherwise consults with the Chairman and/or Chief Executive Officer on matters relating to corporate governance and Board performance; and

•                              if requested by major stockholders, ensures that he/she is available, when appropriate, for consultation and direct communication.

Corporate Governance

We recognize that good corporate governance is an important means of protecting the interests of our stockholders, associates, customers, suppliers and the community. The Board of Directors, through the Nominating and Governance Committee, monitors corporate governance developments and proposed legislative, regulatory and stock exchange corporate governance reforms.

Website Access to Corporate Governance Materials.  Our corporate governance information and materials, including our Corporate Governance Guidelines, current charters for each of the Audit Committee, Compensation Committee, Nominating and Governance Committee and Executive Committee, our Code of Ethics for the CEO and Senior Financial Officers, our Code of Ethics and Business Conduct, our Stock Ownership Guidelines and our Related Person Transaction Policy, are posted on our website at www.riteaid.com under the headings “Corporate Info—Governance” and are available in print upon request to Rite Aid Corporation, 30 Hunter Lane, Camp Hill, Pennsylvania 17011, Attention: Secretary. The information on our website is not, and shall not be deemed, a part of this Annual Report on Form 10-K. The Board regularly reviews corporate governance developments and will modify these materials and practices from time to time as warranted.

Codes of Ethics.  The Board has adopted a Code of Ethics that is applicable to our Chief Executive Officer and senior financial officers. The Board has also adopted a Code of Ethics and Business Conduct that applies to all of our officers, directors and associates. Any amendment to either code or any waiver of either code for executive officers or directors will be disclosed promptly on our website at www.riteaid.com under the headings “Corporate Info—Governance—Code of Ethics.”

Board Oversight of Risk Management

The Board of Directors, as a whole and through the various committees of the Board, oversees the Company’s management of risk, focusing primarily on five areas of risk: operational, financial performance, financial reporting, legal and regulatory, and strategic and reputational.

Management of the Company is responsible for developing and implementing the Company’s plans and processes for risk management. The Board believes that its leadership structure, described above, supports the risk oversight function of the Board. The Board of Directors, at least annually, reviews with management its plans and processes for managing risk. The Board also receives periodic updates from the Company’s compliance and internal assurance services department with regard to the overall effectiveness of the Company’s risk management program and significant areas of risk to the Company, focusing on the five primary areas of risk set forth above as well as other areas of risk identified from time to time by either the Board, a Board committee or management. In addition, the Board and the Audit Committee receive periodic updates from the Company’s Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer on cybersecurity matters, including information services security and security controls over credit card, customer, associate and patient data.

In addition, other Board committees consider risks within their respective areas of responsibility and advise the Board of any significant risks. For example, the Compensation Committee considers risks relating to the Company’s compensation programs and policies and the Audit Committee focuses on assessing and mitigating financial reporting risks, including risks related to internal control over financial reporting and legal and compliance risks.

Committees of the Board of Directors

The Board of Directors has four standing committees: the Audit Committee, the Compensation Committee, the Nominating and Governance Committee and the Executive Committee. Current copies of the charters for each of these committees are available on our website at www.riteaid.com under the headings “Corporate Info—Governance—Corporate Governance Committees—Committee Charters.”

The current members of the committees are identified in the following table.

Director	Audit	Compensation	Nominating and Governance	Executive
John T. Standley				Chair
Joseph B. Anderson, Jr.			Chair
Bruce G. Bodaken		X
David R. Jessick	Chair			X
Kevin E. Lofton	X
Myrtle S. Potter			X
Michael N. Regan	X	X		X
Frank A. Savage			X
Marcy Syms		Chair

Audit Committee.  The Audit Committee, which held eight meetings during fiscal year 2018, currently consists of David R. Jessick (Chair), Kevin E. Lofton and Michael N. Regan. The Board has determined that each of these individuals is an independent director under the New York Stock Exchange (“NYSE”) listing standards and satisfies the additional independence requirements of Rule 10A-3 under the Exchange Act and the additional requirements of the NYSE listing standards for audit committee members. See the section entitled “Director Independence” under Item 13 below. The Board has determined that each of these individuals is also “financially literate” under the applicable NYSE listing standards. The Board has determined that David R. Jessick qualifies as an “audit committee financial expert” as that term is defined under applicable SEC rules.

The independent auditors and internal auditors meet with the Audit Committee with and without the presence of management representatives. For additional information, see the Audit Committee’s charter, which is posted on our website at www.riteaid.com under the headings “Corporate Info—Governance—Corporate Governance Committees—Committee Charters.”

Compensation Committee.  The Compensation Committee, which held six meetings during fiscal year 2018, currently consists of Marcy Syms (Chair), Bruce G. Bodaken and Michael N. Regan. The Board has determined that each of these individuals is an independent director under the NYSE listing standards and satisfies the additional independence requirements of the NYSE listing standards for compensation committee members. See the section entitled “Director Independence” under Item 13 below.

Nominating and Governance Committee.  The Nominating and Governance Committee, which held one meeting during fiscal year 2018, currently consists of Joseph B. Anderson, Jr. (Chair), Myrtle S. Potter and Frank A. Savage. The Board has determined that each of these individuals is an independent director under the NYSE listing standards. See the section entitled “Director Independence” under Item 13 below.

Executive Committee.  The members of the Executive Committee currently are John T. Standley (Chair), David R. Jessick and Michael N. Regan. The Executive Committee did not meet during fiscal year 2018. The Executive Committee, except as limited by Delaware law, is empowered to exercise all of the powers of the Board of Directors.

Directors’ Attendance at Board, Committee and Annual Meetings

The Board of Directors held 25 meetings during fiscal year 2018. Each director attended at least 75% of the aggregate of the meetings of the Board of Directors and meetings held by all committees on which such director served, during the period for which such director served.

It is our policy that directors are invited and encouraged to attend the annual meeting of stockholders. Eight of our nine directors serving on the Board or nominated to serve on the Board at the time of the meeting attended the 2017 Annual Meeting of Stockholders.

Executive Sessions of Non-Management Directors

In order to promote discussion among the non-management directors, regularly scheduled executive sessions (i.e., meetings of non-management directors without management present) are held to review such topics as the non-management directors determine. Mr. Regan, our Lead Independent

Director, presides at our executive sessions.  The non-management directors met in executive session 10 times during fiscal year 2018.

Communications with the Board of Directors

The Board has established a process to receive communications from stockholders and other interested parties. Stockholders and other interested parties may contact any member (or all members) of the Board, any Board committee or any chair of any such committee by mail or electronically. To communicate with the Board of Directors, the non-management directors, a committee of directors or any individual directors, including our Lead Independent Director, correspondence should be addressed to the Board of Directors or any such individual directors or committee of directors by either name or title. All such correspondence should be sent to Rite Aid Corporation, c/o Secretary, P.O. Box 3165, Harrisburg, Pennsylvania 17105. To communicate with any of the directors electronically, stockholders should go to our website at www.riteaid.com. Under the headings “Corporate Info—Governance—Board of Directors—Contact the Board of Directors” you will find an on-line form, as well as an email address, that may be used for writing an electronic message to the Board, the non-management directors, any individual directors, or any committee of directors. Please follow the instructions on the website in order to send your message.

All communications received as set forth above will be opened by the Secretary for the purpose of determining whether the contents represent a message to the directors, and depending on the facts and circumstances outlined in the communication, will be distributed to the Board, the non-management directors, an individual director or committee of directors, as appropriate. The Secretary will make sufficient copies of the contents to send to each director who is a member of the Board or of the committee to which the envelope or e-mail is addressed.

Executive Officers

Officers are appointed annually by the Board of Directors and serve at the discretion of the Board of Directors. Set forth below is information, as of April 21, 2018, regarding the current executive officers of Rite Aid.

Name	Age	Position with Rite Aid
John T. Standley(1)	55	Chairman and Chief Executive Officer
Kermit Crawford	58	President and Chief Operating Officer
Darren W. Karst	58	Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer
Bryan Everett	44	Chief Operating Officer of Rite Aid Stores
Jocelyn Konrad	48	Executive Vice President, Pharmacy
David Abelman	58	Executive Vice President, Marketing
Derek Griffith	55	Executive Vice President, Store Operations
Matthew Schroeder	48	Senior Vice President, Chief Accounting Officer and Treasurer

(1)                     Mr. Standley’s biographical information is provided above in the section identifying the Board of Directors.

Kermit Crawford.  Kermit Crawford joined Rite Aid Corporation in October 2017 as President and Chief Operating Officer.  Most recently, Mr. Crawford has served as a retail and healthcare adviser and consultant for New York City-based Sycamore Partners, a private equity firm specializing in retail and consumer investments, since 2015.  Prior to joining Sycamore Partners, Mr. Crawford, a licensed pharmacist, spent more than 30 years with Walgreens, where he held a wide range of store operations and senior management positions, including responsibility for the company’s pharmacy services, which included its pharmacy benefit management services.  When he retired from Walgreens in 2014, Mr. Crawford was executive vice president and president of Walgreens’ pharmacy, health and wellness division, where he was responsible for all aspects of strategic, operational, and financial management for the division.  Mr. Crawford also serves on the board of directors for The Allstate Corporation and LifePoint Health, Inc.  He is also on the Board of Councilors of the University of Southern California School of Pharmacy.

Darren W. Karst.  Mr. Karst was appointed Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer effective October 25, 2015.  Prior to this appointment, Mr. Karst served as Executive Vice President and Chief Financial Officer since August 2014. Prior to joining Rite Aid, from 2002 until 2014, Mr. Karst served as Executive Vice President, Chief Financial Officer and Assistant Secretary with Roundy’s, Inc., a Wisconsin-based supermarket chain. From March 1995 until March 1996, Mr. Karst served as Senior Vice President, Chief Financial Officer, Secretary and Director of Dominick’s Supermarkets, Inc. and from March 1996 until the acquisition of Dominick’s by Safeway in 1998, Mr. Karst served as Executive Vice President, Finance and Administration, Chief Financial Officer, Secretary and Director. Mr. Karst was a partner at the Yucaipa Companies, a private equity investment firm, from 1991 to 2002.

Bryan Everett.  Mr. Everett was appointed Chief Operating Officer of Rite Aid Stores as of September 1, 2017.  Prior to his promotion to this position, Everett served as the Executive Vice President of Store Operations since joining the Company on August 3, 2015.  Previously, Mr. Everett served as the Senior Vice President of Store Operations at Target Corporation overseeing the support functions and strategy for all stores.  From February 2011 to March 2014, Mr. Everett served as the Senior Vice President of Target stores in the north region, with responsibility for total operations of 457 stores.  Mr. Everett held multiple senior leadership positions in stores, operations and merchandising at Target since 2002.  Prior to joining Target, Mr. Everett held leadership positions in the grocery industry with Aldi Foods and Fleming Wholesale.

Jocelyn Konrad.  Jocelyn Konrad was appointed Executive Vice President, Pharmacy effective August 3, 2015.  Prior positions at Rite Aid include Regional Pharmacy Vice President, President of Healthcare Initiatives and most recently, Group Vice President of Pharmacy Initiatives and Clinical Services.  Prior to joining Rite Aid, Ms. Konrad served as a District Manager for Eckerd Pharmacy from 1997 through 2007.  From 1992 to 1997, she served as a pharmacist for Thrift Drug Pharmacy.  Ms. Konrad is a registered pharmacist and holds a Bachelor of Science degree from Philadelphia College of Pharmacy and Science.

David Abelman.  Mr. Abelman was appointed Executive Vice President of Marketing effective August 3, 2015.  Prior to this position, he served as our Senior Vice President of Brand Development & Innovation since April 2014.  Prior to joining Rite Aid, Mr. Abelman was CEO and co-founder of Self Health Nation.  Mr. Abelman also served as Executive Vice President and Chief Marketing & Merchandising Officer at AC Moore from May 2009 through December 2011 and Senior Vice President of Marketing for Michael’s from August 2005 through December 2007.  He has also held senior marketing positions at Office Depot, Daymon Associates and the Great Atlantic & Pacific Tea Company.

Derek Griffith.  Mr. Griffith is the Company’s Executive Vice President of Store Operations.  In this position, Griffith is responsible for all aspects of the company’s chainwide store operations.  Mr. Griffith is a skilled leader with more than 30 years of experience in store operations.  He joined Rite Aid in 2008 as a regional vice president of store operations.  In 2010, he was promoted to senior vice president of store operations, with responsibility for more than 1,100 Rite Aid stores in the Northeast and Midwest.  Prior to joining Rite Aid, Mr. Griffith held various store operations roles with increasing responsibility at Target and Home Depot.  Mr. Griffith holds a bachelor’s degree in petroleum engineering from West Virginia University.

Matthew Schroeder.  Mr. Schroeder was appointed Senior Vice President, Chief Accounting Officer and Treasurer of Rite Aid Corporation effective November 2, 2017.  Mr. Schroeder joined Rite Aid in 2000 as vice president of financial accounting and was promoted to group vice president of strategy, investor relations and treasurer in 2010.  Prior to joining the Company, Mr. Schroeder worked for Arthur Andersen, LLP, where he held several positions of increasing responsibility, including audit senior and audit manager.  Mr. Schroeder earned his bachelor’s degree in accounting from Indiana University of Pennsylvania.  He also currently serves as treasurer of The Rite Aid Foundation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Rite Aid’s executive officers, directors and persons who own more than 10% of Rite Aid common stock to file reports of ownership and changes in ownership with the SEC and the NYSE. Such persons are required by SEC regulations to furnish Rite Aid with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to Rite Aid, we have determined that during fiscal year 2018, no persons subject to Section 16(a) reporting submitted late filings, except that one Form 4 was filed late for each of Mr. Abelman, Mr. Anderson, Mr. Bodaken, Mr. Donley, Mr. Everett, Mr. Jessick, Mr. Karst, Ms. Konrad, Mr. Lofton, Mr. Martindale, Mr. Montini, Ms. Potter, Mr. Regan, Mr. Savage, Mr. Standley and Ms. Syms, due to an administrative error by the Company in connection with the grant of the July 17, 2017 annual equity awards under the 2014 Plan.

Item 11.                          Executive Compensation

Directors’ Compensation

Each non-management director receives an annual payment of $100,000 in cash, payable quarterly in arrears. In addition, (i) the Lead Independent Director receives an additional annual payment of $25,000; (ii) the Chair of the Audit Committee receives an additional annual payment of $20,000; (iii) the Chairs of the Compensation Committee and the Nominating and Governance Committee each receive an additional annual payment of $10,000; and (iv) each member of the Audit Committee (other than the Chair) receives an additional annual payment of $10,000. Non-management directors also received an annual award of restricted stock or restricted stock units valued at $120,000 (with the number of shares subject to the grant calculated by dividing 120,000 by the closing price of our common stock on the day before the date of grant, rounded to the nearest whole share). The annual grant vests 80% on the first anniversary of the grant and 10% on each of the second and third anniversaries of the grant. Directors who are officers and/or Rite Aid associates receive no separate compensation for service as directors or committee members. Directors are reimbursed for travel and lodging expenses associated with attending Board of Directors and Board committee meetings.

Non-management directors are subject to our Stock Ownership Guidelines discussed on pages 31 to 32.

DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR 2018

The following Director Compensation Table sets forth fees, awards and other compensation paid to or earned by our non-management directors who served during the fiscal year ended March 3, 2018:

Name	Fees Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change In Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Joseph B. Anderson, Jr.	110,000	120,083	—	—	—	—	230,083
Bruce G. Bodaken	100,000	120,083	—	—	—	—	220,083
David R. Jessick	120,000	120,083	—	—	—	—	240,083
Kevin E. Lofton	110,000	120,083	—	—	—	—	230,083
Myrtle S. Potter	100,000	120,083	—	—	—	—	220,083
Michael N. Regan	135,000	120,083	—	—	—	—	255,083
Frank A. Savage	109,102	120,083	—	—	—	—	229,185
Marcy Syms	110,000	120,083	—	—	—	—	230,083

(1)                    Represents the grant date fair value of stock awards granted in fiscal year 2018 in accordance with Financial Accounting Standards Board (“FASB”) Topic 718. For information regarding the assumptions used in determining the fair value of an award, please refer to Note 17 to our financial statements contained in the Original Report. We recognize expense ratably over the three-year vesting period.

(2)                    The number of unvested restricted stock awards outstanding as of March 3, 2018 for each director is detailed in the table below.

Name	Grant Date	Number of Stock Awards (#)
Joseph B. Anderson, Jr.	June 25, 2015	1,382
	June 22, 2016	3,100
	July 17, 2017	51,984
Bruce G. Bodaken	June 25, 2015	1,382
	June 22, 2016	3,100
	July 17, 2017	51,984
David R. Jessick	June 25, 2015	1,382
	June 22, 2016	3,100
	July 17, 2017	51,984
Kevin E. Lofton	June 25, 2015	1,382
	June 22, 2016	3,100
	July 17, 2017	51,984
Myrtle S. Potter	June 25, 2015	1,382
	June 22, 2016	3,100
	July 17, 2017	51,984
Michael N. Regan	June 25, 2015	1,382
	June 22, 2016	3,100
	July 17, 2017	51,984
Frank A. Savage	June 25, 2015	1,382
	June 22, 2016	3,100
	July 17, 2017	51,984
Marcy Syms	June 25, 2015	1,382
	June 22, 2016	3,100
	July 17, 2017	51,984

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

We encourage you to read this Compensation Discussion and Analysis for a detailed discussion and analysis of our fiscal year 2018 executive compensation program for the individuals named below. We refer to these individuals throughout this Compensation Discussion and Analysis and the accompanying tables as our “Named Executive Officers.”

Name	Title
John T. Standley	Chairman and Chief Executive Officer
Kermit Crawford	President and Chief Operating Officer
Darren W. Karst	Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer
Bryan Everett	Chief Operating Officer, Rite Aid Stores
Jocelyn Konrad	Executive Vice President, Pharmacy
Enio Anthony Montini, Jr.*	Former Executive Vice President, Merchandising & Distribution

*Mr. Montini retired effective as of December 15, 2017.

Executive Summary

Our Company.

Rite Aid Corporation is the third largest retail drugstore chain in the United States based on revenues and number of stores, operating 2,550 stores as of March 3, 2018 in 19 states. We also operate our Pharmacy Benefits Management (PBM) company, EnvisionRxOptions, as we continue our transition into a retail healthcare organization.

Merger Agreement.  On February 18, 2018, Rite Aid entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Albertsons Companies, Inc. (“Albertsons”), Ranch Acquisition II LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of Albertsons (“Merger Sub II”) and Ranch Acquisition Corp., a Delaware corporation and a wholly-owned direct subsidiary of Merger Sub II (“Merger Sub” and, together with Merger Sub II, the “Merger Subs”).

Pursuant to the Merger Agreement, (i) Merger Sub will merge with and into Rite Aid (the “Merger”), with Rite Aid surviving the Merger as a wholly-owned direct subsidiary of Merger Sub II (the “Surviving Corporation”), and (ii) immediately following the Merger, the Surviving Corporation will merge with and into Merger Sub II (the “Subsequent Merger” and, together with the Merger, the “Merger”) with Merger Sub II surviving the Subsequent Merger as a wholly-owned direct subsidiary of Albertsons (the “Surviving Company”). At the effective time of the Merger (the “Effective Time”), each share of Rite Aid’s common stock, par value $1.00 per share, issued and outstanding immediately prior to the Effective Time will be converted into the right to receive and become exchangeable for 0.1000 of a fully paid and nonassessable share of Albertsons common stock, par value $0.01 per share (“Albertsons Common Stock”), without interest, plus, at the election of the holder of the Rite Aid stock, either (i) an amount in cash equal to $0.1832 per share, without interest, or (ii) an additional 0.0079 of a fully paid and nonassessable share of Albertsons Common Stock. On March 29, 2018, Rite Aid announced the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the Merger. The Merger remains subject to other customary closing conditions, including the approval of Rite Aid stockholders. Subject to these approvals, the Merger is expected to close in the early part of the second half of calendar 2018.

Termination of Merger Agreement with Walgreens Boots Alliance, Inc. (“WBA”).  After pursuit of a merger with WBA and Victoria Merger Sub, Inc. for nearly 20 months, on June 28, 2017 Rite Aid, WBA and Victoria Merger Sub, Inc. entered into a Termination Agreement (the “WBA Merger Termination Agreement”) under which the parties agreed to terminate the WBA Merger Agreement.  The WBA Merger Termination Agreement provides that WBA would pay to Rite Aid a termination fee in the amount of $325.0 million, which we received June 30, 2017.

Asset Sale.  On June 28, 2017 Rite Aid entered into an asset purchase agreement with WBA, which was amended and restated on September 18, 2017, agreeing to sell 1,932 stores, three distribution centers, related inventory, and other specific assets and liabilities related thereto for a purchase price of $4.375 billion. On October 17, 2017, we began the process of selling the assets to be sold to WBA in accordance with the terms and provisions of this agreement. During the fifty-two weeks ended March 3, 2018, we sold 1,651 stores and related assets to WBA in exchange for proceeds of $3,553.5 million, which were used to repay outstanding debt, and recognized a pre-tax gain of $2.1 billion. We estimate that the total pre-tax gain on the sale will be approximately $2.5 billion. As of March 27, 2018, we have completed the store transfer process, and all 1,932 stores and related assets have been transferred to WBA. The transfer of the three distribution centers and related inventory is expected to begin after September 1, 2018.

In fiscal year 2018, we continued reporting our business in two distinct segments. Our Retail Pharmacy Segment consists of Rite Aid stores, RediClinic and Health Dialog. Our Pharmacy Services Segment consists of EnvisionRx, our PBM that has been rebranded as EnvisionRxOptions.  The above changes and challenges for our business resulted in the need to address retention concerns in the immediate term.

We feel that we have assembled a very strong team of executives, which has in turn resulted in our ability to attract and retain highly talented individuals at all levels of the organization who are committed to our core values of excellence, integrity and respect for people and have the ability to execute our strategic and operational priorities. This combination of strong executive leadership and a highly talented and motivated supporting team has enabled us to focus in on a robust suite of assets that are both strong and unique in the retail healthcare space.

Our Fiscal Year 2018 Performance Measures for Incentive Programs.

Despite our executive leadership team’s continued focus on driving our business, the extended duration of the WBA merger and asset sale process, and the resulting uncertainty, had a negative impact on our fiscal year 2018 results. We were also excluded from some PBM networks and faced continued pharmacy reimbursement rate challenges that we were unable to offset with reductions in drug purchasing costs. Below is additional detail related to key financial indicators used as performance measures in our incentive programs for fiscal year 2018.  All amounts, unless stated otherwise, are for continuing operations:

•                              Adjusted EBITDA was $560 million or 2.6% of revenues for fiscal year 2018 compared to $740 million or 3.2% of revenues for the prior year (which was one week longer than fiscal year 2018). See the discussion under the caption “Cash Incentive Bonuses” below for more detail on how Adjusted EBITDA was used. The decline in Adjusted EBITDA is due to a decrease of $164 million in the Retail Pharmacy Segment and $17 million in the Pharmacy Services Segment.  The decrease in the Retail Pharmacy Segment EBITDA was primarily driven by a decline in pharmacy sales and gross profit.  These declines were due to continued reductions in reimbursement rates which the Company was unable to fully offset with generic purchasing efficiencies, as well as lower script counts.  The decrease in the Pharmacy Services Segment EBITDA was primarily driven by a decline in Revenues. See Appendix A for a reconciliation of our Adjusted EBITDA, which is a non-GAAP measure, to net income under GAAP.

•                              We had adjusted net loss of $20 million, or $.02 per diluted share compared to the prior year’s adjusted net income of $85 or $0.08 per diluted share.  This decline was primarily due to a decline in Adjusted EBITDA, as described above. See Appendix A for a reconciliation of our adjusted net income and adjusted net income per diluted share, which are non-GAAP measures, to net income under GAAP.

•                              Our return on net assets for fiscal year 2018 was -0.6%.  This ratio is a measure of the effective deployment of our assets within our business.

Our Executive Compensation Philosophy.

We believe strongly that pay should align with performance and this focus is reflected in our executive compensation programs. We seek to provide our Named Executive Officers with opportunities to earn total direct compensation (base salary, annual incentives, and long-term incentives) that are generally aligned with compensation levels provided to peer company executives and executives within similarly-sized retailers more broadly.

Because of our desire to reinforce a performance-based culture, the Company emphasizes a pay mix that is comprised primarily of variable pay. As a result, base salary makes up the smallest portion of total direct compensation for the Named Executive Officers, with variable pay in the form of annual and long-term incentives comprising the remaining portion. The mix varies by position, taking into account each position’s ability to influence Company results, as well as competitive practice. See page 21 for a graphical representation of pay mix by executive.

Consideration of Stockholder Votes on Executive Compensation.

In July 2017, our stockholders voted to hold an advisory vote on executive compensation every year. Consistent with that vote, the Board resolved to hold an advisory “say-on-pay” vote every year in connection with its annual meeting of stockholders.

At our 2017 Annual Meeting approximately 87% of shares voting on the proposal voted in favor of the compensation of our Named Executive Officers on a non-binding, advisory basis. As a result of the strong support of our stockholders in respect of the say-on-pay vote conducted at our 2017 Annual Meeting, the Compensation Committee determined that no material structural design changes should be made to our executive compensation program for our Named Executive Officers in fiscal year 2018.

As in the past, the Compensation Committee will continue to review the results of future advisory say-on-pay votes and will consider stockholder concerns and take them into account in future determinations concerning the compensation of our Named Executive Officers.

Our Fiscal Year 2018 Pay Decisions.

While focused on our compensation philosophy of pay based on performance in fiscal year 2018, with the impact on our business of the prolonged WBA merger attempt and asset sale and the resulting uncertainty, along with being excluded from some PBM networks and facing continued pharmacy reimbursement rate challenges, we believed it was also important to incorporate a retention program for our leadership team.  In addition to providing for pay based on performance metrics intended to be aligned with stockholder returns we provided time based retention awards to our key leaders, including the Named Executive Officers.

We used Adjusted EBITDA as the primary financial metric in our annual incentive plan and long-term performance awards in fiscal year 2018. We believe this was appropriate because EBITDA growth has historically shown a strong positive correlation with three-year and five-year total stockholder return for Rite Aid and its peer group and represented the best indicator of Rite Aid’s operating performance based on our financial situation and corporate structure. With respect to long-term performance awards, a return on net asset ratio continued to be a component of the performance assessment. The Compensation Committee believes that return on net assets is a key indicator of our corporate performance, as it measures how efficiently and effectively we deploy our assets (return on net assets) and focuses management on the need to improve the Company’s financial condition over time. Additionally, the Compensation Committee has maintained a plan provision subjecting the long-term performance award to positive or negative modification based on our relative stockholder return versus the Russell 3000 Index over the three-year performance period.

Our Consolidated Adjusted EBITDA (which consists of Adjusted EBITDA from continuing operations plus Adjusted EBITDA from the stores sold to Walgreens up to each store’s respective sale date), for short-term incentive calculation purposes, for fiscal year 2018 was $818 million, which was below our annual plan target of $985 million, but above the threshold performance level of $640 million.  Based on performance against the adjusted goal, and as described in more detail below under “Cash

Incentive Bonuses,” our Named Executive Officers were paid bonuses at 74.8% of target for fiscal year 2018 performance. See Appendix A for a reconciliation of our Adjusted EBITDA, which is a non-GAAP measure, to net income under GAAP.

The performance targets for the long-term incentive awards granted to our Named Executive Officers in the form of performance stock in fiscal year 2018 are discussed in detail below. See “Long-Term Incentive Program—Performance Awards” on pages 27 to 28.

Objectives of Our Executive Compensation Program

All of our executive compensation and benefits programs are within the purview of the Compensation Committee, which bases these programs on the same objectives that guide the Company in establishing all of its compensation programs. The Compensation Committee also administers the Company’s equity incentive compensation plans. In establishing or approving the compensation of our Named Executive Officers in any given year, the Compensation Committee is generally guided by the following objectives:

•                              Compensation should be based on the level of job responsibility, individual performance, and corporate performance, and should foster the long-term focus required for success in the retail drugstore industry. As associates progress to higher levels in the organization, an increasing proportion of their pay is linked to Company performance and stockholder returns and to longer-term performance because they are in a position to have greater influence on longer-term results.

•                              Compensation should reflect the value of the job in the marketplace. To attract and retain a highly skilled, diverse work force, we must remain competitive with the pay of other employers who compete with us for talent.

•                              Compensation should reward performance. Our programs should deliver compensation that is related to our corporate performance. Where corporate performance falls short of expectations, the programs should deliver lower-tier compensation. In addition, the objectives of pay-for-performance and retention must be balanced. Even in periods of temporary downturns in overall corporate performance, the programs should continue to ensure that successful, high-achieving associates will remain motivated and committed to the Company to support the stability and future needs of the Company.

•                              To be effective, performance-based compensation programs should enable associates to easily understand how their efforts can affect their pay, both directly through individual performance accomplishments and indirectly through contributing to the Company’s achievement of its strategic and operational goals.

•                              Compensation and benefit programs should reward performance relative to consistent measures and goals at all levels of the organization. While the programs and individual pay levels will always reflect differences in job responsibilities, geographies, and marketplace considerations, the overall structure of compensation and benefit programs should be broadly similar across the organization.

•                              Compensation and benefit programs should attract associates who are interested in a career at Rite Aid.

The Compensation Committee’s Processes

The Compensation Committee has established a number of processes to assist it in ensuring that the Company’s executive compensation program is achieving its objectives. Among those are:

Assessment of Company performance.  The Compensation Committee uses Company performance measures in two ways. First, in assessing the linkage between actual total compensation and performance, the Compensation Committee considers various measures of Company and industry performance, such as comparable store sales growth, EBITDA growth, return on sales, debt leverage ratios, return on average invested capital and net assets and total stockholder return. In determining performance relative to the Company’s peer group (as discussed further below), the Compensation Committee does not apply a formula or assign these performance measures relative weights. Instead, it makes a subjective determination after considering such measures collectively. Second, as described in more detail below, the Compensation Committee has established specific Company target incentive/award levels and performance measures that determine the size of payouts under the Company’s two formula-based incentive programs—the annual cash incentive bonus program and performance awards granted under the Company’s long-term incentive program.

Assessment of competitive compensation levels.  The Compensation Committee, with the help of its independent compensation consultant Exequity LLP, assesses the Company’s programs relative to a peer group of retail organizations and published survey data. The peer group, updated for fiscal year 2018 to reflect the projected decline in the scope of Rite Aid’s operations following the planned divestiture of stores and distribution centers to WBA, was approved by the Compensation Committee in September 2017 after a comprehensive review. Because the Company has a limited number of publicly-traded direct competitors and because pharmacy sales (which account for over two-thirds of the Company’s revenue) are governed by third-party contracts, we reviewed potential peers relative to multiple criteria including:

•                              Competitors for executive talent, such as grocery store chains, discount department stores, pharmacy benefits managers, companies engaged in pharmaceutical distribution, and healthcare services organizations;

•                              Competitors for investment capital, such as companies considered peers by financial analysts, companies with a similar capital structure or companies whose stock price movement correlated most directly with Rite Aid;

•                              Companies with which Rite Aid competes for customers that have pharmacy operations, offer similar merchandise as Rite Aid, or provide healthcare services; and

•                              Companies of similar size based on revenue as well as enterprise value.

The resulting peer companies, which are considered to be the best representation of our target labor market, are listed below.

Fiscal Year 2018 Peer Group

Peer Company	Revenues ($ Millions)
CVS Health Corporation	184,765
Walgreen Boots Alliance, Inc.	124,028
Best Buy Co., Inc.	42,151
Macy’s, Inc.	24,837
Dollar General Corp.	23,471
Dollar Tree, Inc.	22,246
AutoNation, Inc.	21,535
Kohl’s Corporation	19,095
Sears Holdings Corp.	16,702
Supervalu Inc.	14,649
J.C. Penney Company, Inc.	12,506
Henry Schein, Inc.	12,462
Bed Bath & Beyond Inc.	12,349
DaVita Inc.	10,877
Laboratory Corporation of America Holdings	10,441
Office Depot Inc.	10,240
Owens & Minor, Inc.	9,318

Note:                  Revenue reflects trailing 12-month data through February 2018 as available per Standard & Poor’s Capital IQ.

The Compensation Committee compares the compensation levels of Rite Aid’s Named Executive Officers to peer company compensation levels in the aggregate, and also compares the pay of individual executives if the jobs are sufficiently similar to make the comparison meaningful.

In addition to peer group data, the Compensation Committee reviews market data based on specific functional responsibility for each executive from published survey data. The survey analysis targets data from similarly-sized retail organizations based on each executive’s functional responsibility. The surveys used in the analysis include Mercer’s 2017 Executive Remuneration Suite, Mercer’s 2017 Retail Compensation and Benefits Survey, and Towers Watson’s 2017 Survey Report on Top Management Compensation.

The Compensation Committee uses peer group and survey data primarily to ensure that the executive compensation program as a whole is competitive, meaning generally within 25% of the median range of comparative pay of the market when Rite Aid achieves the targeted performance levels. The Compensation Committee further designed the incentive plans in such a way that executives can earn above competitive levels for superior performance and below competitive levels if performance is below expectations. The Compensation Committee assesses overall alignment of the compensation program rather than benchmarking a specific target position with consideration of factors, such as Company and individual performance, how executive roles function within Rite Aid, concerns about executive retention, and availability of equity compensation. The Compensation Committee assesses Rite Aid’s performance relative to its peer group on both a one- and three-year basis and observed alignment of performance with actual total direct compensation levels for the executives in the aggregate.

In fiscal year 2018, management engaged Mercer, a compensation consultant, to provide management with compensation information for certain executive officers. Pursuant to the terms of its retention, Mercer reported directly to management, and not to the Compensation Committee, although the Compensation Committee did review recommendations and analysis prepared by management and Mercer in determining fiscal year 2018 compensation for the Named Executive Officers.

Total compensation review.  The Compensation Committee reviews each executive’s base pay, annual bonus, and long-term incentives annually with the guidance of the Compensation Committee’s independent compensation consultant. Following the fiscal year 2018 review, the Compensation Committee determined that the target level and components of compensation for fiscal year 2018 were competitive and reasonable in the aggregate.

Components of Executive Compensation for Fiscal Year 2018

For fiscal year 2018, the regular compensation program for our Named Executive Officers consisted of four primary components: (i) base salary, (ii) a cash incentive bonus opportunity under the Company’s annual incentive bonus plan, (iii) long-term incentives consisting of restricted stock and performance-based restricted stock units and (iv) a benefits package, including a Supplemental Executive Retirement Program (“SERP”). A significant portion of total compensation under the program is variable, meaning a significant portion is subject to performance and is comprised of target annual incentives and target long-term incentives.

The Compensation Committee believes that this program appropriately balances the mix of cash and equity compensation, the mix of currently-paid and longer-term compensation, and the security of base benefits in a way that best furthers the compensation objectives discussed above. The chart below shows the overall mix of base salary, target annual incentives, target long-term incentives, and contributions under the SERP for Messrs. Standley, Crawford, Karst, Everett, Montini and Ms. Konrad.

Target Total Remuneration(1)
Compensation Component as a % of Total Remuneration for Fiscal Year 2018

(1)                     Target Total Remuneration represents the sum of base salary, target annual incentives, target long-term incentives, and SERP contributions. Target Total Compensation does not include (i) the value of broad-based benefits provided to all employees, (ii) components of all other compensation (except the SERP) shown in the Summary Compensation Table and (iii) retention awards.

Base Salary

Base salary is one element of an executive’s annual cash compensation during employment. The value of base salary reflects the executive’s long-term performance, skill set and the market value of that skill set. In setting base salaries for fiscal year 2018, the Compensation Committee considered the following factors:

Pay levels at comparable companies.  As noted above, the Compensation Committee uses peer group data to test for the reasonableness and competitiveness of base salaries, but it also exercises subjective judgment in view of the Company’s compensation objectives.

Internal relativity.  Meaning the relative pay differences for different job levels.

Individual performance.  Except for increases associated with promotions or increased responsibility, increases in base salary for executives from year to year are generally limited to minimal adjustments to reflect individual performance.

Consideration of the mix of overall compensation.  Consistent with our compensation objectives, as executives progress to higher levels in the organization, a greater proportion of overall compensation is directly linked to Company performance and stockholder returns. Mr. Standley’s overall compensation, for example, is more heavily weighted toward short- and long-term incentive compensation (approximately 85% in the aggregate as shown in the bar chart above) than that of the other Named Executive Officers.

The Compensation Committee reviewed the Named Executive Officers’ base salaries in April of fiscal year 2018 and considered the principles described above under “The Compensation Committee’s Processes” in establishing the Named Executive Officers’ base salaries for the fiscal year as noted in the chart below.  In addition to the annual performance increases, Bryan Everett and Jocelyn Konrad were awarded an additional increase in September in connection with the promotion to Chief Operating Officer, Rite Aid Stores, and an additional merit increase, respectively.

Executive	Base Salary at End of FY 2018	Increase or Change from Prior Fiscal Year	Rationale
John T. Standley	$1,220,550	3.0%	Performance
Kermit Crawford(a)	$1,000,000	N/A	New hire (a)
Darren W. Karst	$830,250	2.5%	Performance
Bryan Everett	$600,000	30.0%	Performance & Promotion
Jocelyn Konrad	$450,000	12.5%	Performance and Merit
Enio Anthony Montini, Jr.(b)	$481,440	2.1%	Performance

(a)                                 Effective October 2, 2017, Mr. Crawford was hired as President and Chief Operating Officer.

(b)                                 Mr. Montini retired from the Company on December 15, 2017.

Cash Incentive Bonuses

The Company established an annual incentive plan in order to incentivize the Named Executive Officers to meet the Company’s Adjusted EBITDA target for fiscal year 2018. The Compensation Committee establishes a target percentage of salary for each participant at the beginning of the fiscal year and approves the financial goals required for the Company to pay an award. Payouts for the Named Executive Officers are then determined by the Company’s financial results for the year relative to the predetermined performance measures. As shown in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation,” incentives were paid to Named Executive Officers for fiscal year 2018 performance.

Bonus targets.  Targets for each Named Executive Officer were determined based on job responsibilities, internal relativity, and peer group and survey data. The Compensation Committee’s objective was to set bonus targets such that total annual cash compensation (including base salary and annual incentive assuming a target payout) was generally aligned with the market with a substantial portion of that compensation linked to corporate performance. Consistent with our executive compensation philosophy, individuals with greater job responsibilities had a greater proportion of their total cash compensation tied to Company performance through the incentive plan. The Compensation Committee, as a result, established the following targets for fiscal year 2018:

Annual Incentive Opportunity

Executive	Threshold Payout (as a % of Salary)	Target Payout (as a % of Salary)	Maximum Payout (as a % of Salary)
John T. Standley	100%	200%	400%
Kermit Crawford(a)	87.5%	175%	350%
Darren W. Karst	62.5%	125%	250%
Bryan Everett(b)	44.5%	89%	178%
Jocelyn Konrad	37.5%	75%	150%
Enio Anthony Montini, Jr.(c)	37.5%	75%	150%

(a)         The amount of annual incentive opportunity earned by Mr. Crawford was pro-rated based on his start date effective October 2, 2017 until the end of fiscal year 2018.

(b)         Effective as of September 6, 2017, the target payout (as a percentage of annual base salary) for Mr. Everett was increased to 100% in connection with his promotion to his current role.  The amount of annual incentive opportunity earned by Mr. Everett was pro-rated such that the target payout of 100% was applied from September 6, 2017 until the end of fiscal year 2018.

(c)          Mr. Montini received a pro-rated portion of his annual incentive based on the earned amount for the fiscal year pro-rated for the number of accounting periods (full months in the fiscal year) before his retirement on December 15, 2017.

The Compensation Committee believes that using Adjusted EBITDA as the measure for the annual incentive plan appropriately encourages officers, including the Named Executive Officers, to focus on improving operating results which ultimately drive stockholder value. EBITDA growth has historically shown a strong positive correlation with three-year and five-year total stockholder return for Rite Aid and its peer group. The majority of Rite Aid’s peer companies use an EBITDA measure in their annual incentive plans. Based on Rite Aid’s current financial situation and capital structure, the Compensation Committee believes that Adjusted EBITDA is the best indicator of Rite Aid’s operating performance. The measure is tracked regularly and is clearly understood by the officers. Officers can impact the measure by taking actions to improve the operating performance of our stores. In addition, the Company regularly communicates Adjusted EBITDA to the investment community.

Under the plan formula, payouts can range from 0% to 200% of bonus targets depending on Company performance. The Compensation Committee initially established an Adjusted EBITDA performance target of $1,022 million for fiscal year 2018, based on the then-current financial plan targets. This performance level target, based on the financial plan, was below our fiscal year 2017 performance of $1,137 million as a result of continuing reimbursement rate pressure and the fact that fiscal year 2018 had one (1) less week than fiscal year 2017. The Compensation Committee also established a threshold at which management could be rewarded at 50% of bonus target at achievement of Adjusted EBITDA of $869 million (85% of target), and the Compensation Committee approved a maximum at which management could be rewarded at 200% of bonus target at achievement of Adjusted EBITDA of $1,124 million (110% of target).

At its July 2017 meeting, the Compensation Committee re-evaluated the likelihood of achieving Adjusted EBITDA results above the threshold performance of $869 million after termination of the WBA merger agreement and execution of the subsequent asset sale to divest stores and distribution centers to WBA. During this meeting, the Compensation Committee determined based on the projected financial impact of the loss of certain pharmacy services contracts and the Company being excluded from certain pharmacy networks in which it participated last year, that such level of performance was extremely unlikely to be attained. Accordingly, in the interest of maintaining a strong incentive aligned with short-term performance following considerable ongoing challenges and uncertainty related to the extended duration of the potential WBA merger process, as well as no payments and projected below-target or no payments under recent and in-cycle annual and long-term performance incentives, the Compensation Committee lowered the threshold level of performance at which management could be rewarded with a bonus of 50% of target, and approved a threshold Adjusted EBITDA of $664 million (65% of target). At the same time, the Compensation Committee also decided to increase the maximum level of performance at which management could be rewarded at 200% of bonus target, and approved a maximum Adjusted EBITDA goal of $1,380 million (135% of target).

Finally, in February 2018, the Compensation Committee modified the annual incentive performance framework to reflect the impact of the reduction of Adjusted EBITDA resulting from the divestiture of stores to WBA.  Specifically, the Consolidated Adjusted EBITDA target was reduced by $37 million to $985 million, threshold Consolidated Adjusted EBITDA remained 65% of target (reduced to $640 million), and maximum Consolidated Adjusted EBITDA remained 135% of target ($1,330 million).

In fiscal year 2018, challenges associated with the extended duration of the WBA merger process and its ultimate termination, the asset sale, as well as the impact of the loss of certain pharmacy services contracts and being excluded from certain pharmacy networks in which we participated last year had a substantial negative impact on our fiscal year 2018 results, and Rite Aid’s actual Consolidated Adjusted EBITDA was $818 million, which was below the revised target performance level, but above the revised threshold performance level, resulting in bonus payments at 74.8% of the revised target. Consolidated Adjusted EBITDA consists of Adjusted EBITDA from continuing operations plus Adjusted EBITDA from the stores sold to Walgreens up to each store’s respective sale date. As discussed in greater detail in Appendix A, we define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, goodwill impairment, inventory write-downs related to store closings, debt retirements, the WBA merger termination fee, and other items (including stock-based compensation expense, merger and acquisition-related costs, severance and costs related to distribution center closures, gain or loss on sale of assets, and revenue deferrals related to our customer loyalty program). We reference this particular non-GAAP financial measure not only as a basis for incentive compensation but also in our corporate decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods and external comparisons to competitors’ historical operating performance.

Fiscal Year 2018 Annual Incentive Plan Performance Goal

Performance Level	Adjusted EBITDA Goal (millions)	Resulting Payout as a % of Target Award
Threshold	$640	50%
Target	$985	100%
Maximum	$1,330	200%
Actual Performance	$818	74.8%

Long-Term Incentive Program

Crawford Onboarding Grant.  In connection with joining the Company on October 2, 2017 as President and Chief Operating Officer, Mr. Crawford received 1,000,000 stock options that will vest in four equal annual installments, and 975,610 restricted shares that will vest in three equal annual installments. Mr. Crawford did not otherwise participate in the long-term incentive program set forth below.

Long-term incentive target opportunity.  The purpose of the regular long-term incentive program is to support the long-term perspective necessary for continued success in our business and focus our Named Executive Officers on creating long-term, sustainable stockholder value. Our annual long-term incentive (LTI) targets for each Named Executive Officer as of the date of grant July 17, 2017 are shown below:

Long-Term Incentive Targets

Executive	Target (as a % of Salary)
John T. Standley	500%
Kermit Crawford(a)	425%
Darren W. Karst(b)	250%
Bryan Everett(b)	200%
Jocelyn Konrad	150%
Enio Anthony Montini, Jr.(c)	150%

(a)         Mr. Crawford’s long-term incentive target will apply beginning in fiscal year 2019. Following his start date of October 2, 2017, Mr. Crawford received 1,000,000 stock options and 975,610 restricted shares, but did not otherwise participate in the long-term incentive program for fiscal year 2018.

(b)         Subsequent to the July 17, 2017 LTI grant, the Compensation Committee recommended and subsequently approved an increase to Mr. Karst’s and Mr. Everett’s LTI target percentage to 250% and 200%, respectively.

(c)          Mr. Montini forfeited any LTI granted to him on July 17, 2017 with his retirement on December 15, 2017.

The Compensation Committee reviewed available peer group data and found that the design of the long-term incentive program is reasonably aligned with general retail industry market practice. Target grant values for individual executive officers were established based on individual performance and internal relativity. Consistent with the Company’s compensation philosophy, executive officers at higher levels received a greater proportion of total pay in the form of long-term incentives.

Long-term incentive mix.  In fiscal year 2018 we used the following types of awards:

Vehicle	Approximate Proportion of 2018 Long-Term Incentive Target Opportunity	Purpose
Performance-Based Restricted Stock Units	50%	Links compensation to multi-year operating results on key measures tied to stockholder value creation.
Restricted Stock	50%	Supports retention and provides a vehicle with more stability and less risk. Aligns executive and stockholder interests and focuses executives on value creation.

In determining the overall mix of long-term incentive vehicles, the following factors were considered:

•                              Risk/reward tradeoffs:  Using multiple long-term incentive vehicles can balance the need for a strong performance-based program against risk to executives.

•                              Performance measurement:  Using a combination of vehicles allows the Company to focus executives on both stock price appreciation and achievement of consistent operating results (as indicated by Adjusted EBITDA and other measures) which we believe leads to creation of value for stockholders.

•                              Management of share usage and market practice:  Rite Aid considers market practice concerning both share usage and competitive long-term incentive levels. Rite Aid uses either a stock-based performance vehicle or a cash-based performance vehicle that was tied to the stock price which allows the delivery of a long-term incentive opportunity which is aligned with peer companies and retailers of similar size. The target LTI mix has been selected to align the maximum opportunity for executives and associates with our stockholder return.

The Compensation Committee’s process for setting grant dates is discussed below. On the approval date, those values are converted to the equivalent number of shares based on the closing price of the Company’s common stock on the date of approval.

Grant timing.  The Compensation Committee has a policy that annual long-term incentive awards (other than special or new hire grants) will be approved by the Compensation Committee once a year at its annual meeting held in connection with the annual stockholders meeting, with a grant date equal to the later of the second business day after release of the Company’s first quarter earnings or the date of approval. Grants are made to the Named Executive Officers at the same time as awards are made to all other associates as part of the annual grant process.

Special awards.  From time to time, the Company may make grants in addition to the annual equity grant, including those to Named Executive Officers. Typically, these grants include awards to new hires, promotional awards, or retention awards. Special awards can also be utilized to provide special performance incentives in connection with specific corporate or financial goals of the Company.  Other than a grant of restricted shares provided to Mr. Everett upon his promotion in September of 2017, as shown below in the “Grants of Plan-Based Awards Table For Fiscal Year 2018,” no special awards were made to our Named Executive Officers in fiscal year 2018.

Performance Awards

Performance awards granted to the Named Executive Officers under the regular long-term incentive program are in the form of units, which are denominated in a target number of shares and payable in Company stock or cash if the designated Company performance goals are achieved over the prescribed performance period. Payouts can range from 0% (for performance below threshold) to 250% of target (for performance at or above maximum). Performance awards are intended to align interests of executives with those of stockholders through the use of measures the Company believes drive its long-term success. Performance awards are normally granted annually and are structured as a targeted number of units based on the Company’s achievement of specific performance levels with payout occurring after a three-year period.

For the 2016 and 2017 performance award grants (“2016-2018 Plan” and the “2017-2019 Plan”), the Compensation Committee based 80% of the award on the achievement of three-year (fiscal year 2016-fiscal year 2018 and fiscal year 2017-fiscal year 2019) cumulative Adjusted EBITDA goals and the remaining 20% on three-year (fiscal year 2016-fiscal year 2018 and fiscal year 2017-fiscal year 2019) return on net asset goals. The Compensation Committee also added a provision for each cycle, subjecting the award to modification based on our relative stockholder return versus the Russell 3000 Index over the respective three-year measuring periods. The Compensation Committee believes this provision further aligns the interests of our executives with those of our stockholders and adds an additional incentive for them to create sustainable long-term value for the Company.

For the 2018 performance award grants (“2018-2020 Plan”), the Compensation Committee also based 80% of the award on the achievement of Adjusted EBITDA goals and the remaining 20% on return on net assets performance. However, due to the significant uncertainty during the transition of our business in 2018, the 2018-2020 Plan financial performance goals are based on the accumulation of one-year goals set for 2019 and 2020 only. As in prior cycles, the Compensation Committee added a provision subjecting the award to modification based on our relative stockholder return versus the Russell 3000 Index over the full 2018-2020 performance period.

2016-2018 Plan.  Under the 2016-2018 Plan, participants have the opportunity to earn shares of Rite Aid stock, contingent on cumulative Company financial performance for the three-year period spanning fiscal year 2016 through fiscal year 2018. Such financial performance is based 80% on the Adjusted EBITDA goals and 20% on return on net asset goals. The Compensation Committee set a three-year cumulative target for both metrics. In addition, in order to further align the interests of our executives with those of our stockholders and add an additional incentive for them to create sustainable long-term value for the Company, the Compensation Committee also determined to subject the award to modification of +/- 25% based on our relative stockholder return versus the Russell 3000 Index over the three-year measuring period. For fiscal years 2016-2018, actual Adjusted EBITDA of $3,357 million was below the three-year performance threshold of $3,618 million. Actual return on net assets was 2.4% compared to a target of 18.6%. Accordingly, no awards were earned under the 2016-2018 Plan.

2017-2019 Plan.  Under the 2017-2019 Plan, participants have the opportunity to earn shares of Rite Aid stock, contingent on cumulative Company financial performance for the three-year period spanning fiscal year 2017-fiscal year 2019. Such financial performance is based 80% on the Adjusted EBITDA goals and 20% on return on net asset goals. In addition, in order to further align the interests of our executives with those of our stockholders and add an additional incentive for them to create sustainable long-term value for the Company, the Compensation Committee also determined to subject the award to modification of +/-25% based on our relative stockholder return versus the Russell 3000 Index over the three-year measuring period.

2018-2020 Plan.  Under the 2018-2020 Plan, participants have the opportunity to earn cash payments after the end of fiscal year 2020, contingent on performance relative to accumulated one-year Company financial performance goals for each of fiscal year 2019 and fiscal year 2020. Such financial performance is based 80% on the Adjusted EBITDA goals and 20% on return on net asset goals. The value of a unit is tied to the stock price with a maximum value of 300% of the grant date stock price.  This aligns the interests of our executives with those of our stockholders.  In addition, in order to further align the interests of our executives with those of our stockholders and add an additional incentive for them to create sustainable long-term value for the Company, the Compensation Committee also determined to subject the award to modification based on our relative stockholder return versus the Russell 3000 Index over the three-year vesting period. As shown in the table below, payouts can range from 0% (for performance below threshold) to 250% of the target number of units (for performance at or above maximum). 37.5% of the target unit award can be earned for performance at threshold levels.

2018-2020 Plan: Performance-Based Restricted Stock Units

Executive (a)	Target Award ($)	Threshold Award (# of Units)	Target Award (# of Units)	Maximum Award (# of Units)
John T. Standley	3,051,279	495,338	1,320,900	3,302,250
Darren W. Karst	830,214	134,775	359,400	898,500
Bryan Everett	356,200	77,100	154,200	385,500
Jocelyn Konrad	309,078	50,175	133,800	334,500
Enio Anthony Montini, Jr.(b)	361,053	58,613	156,300	390,750

(a)                                 Because Mr. Crawford did not commence employment with the Company until after the date the 2018-2020 Plan was established, he did not participate in the 2018-2020 Plan. On his October 2, 2017 start date, Mr. Crawford received 1,000,000 stock options and 975,610 restricted shares.

(b)                                 Mr. Montini forfeited his 2018-2020 Performance-Based Restricted Stock Units with his retirement on December 15, 2017.

Restricted Stock

Restricted stock grants are intended to support retention of executives and focus them on long-term performance because they generally vest over a multi-year period (three years or longer) and are tied to the value of our stock. The risk profile of restricted stock is aligned with stockholders, as it can motivate executives to both increase and preserve stock price. The table below summarizes 2018 restricted stock awards:

2018 Restricted Stock Awards

Executive	Award Value ($)	# of Shares
John T. Standley	$3,051,375	1,320,900
Kermit Crawford(a)	$2,000,000	975,610
Darren W. Karst	$830,249	359,400
Bryan Everett(b)	$1,324,202	554,200
Jocelyn Konrad	$309,000	133,800
Enio Anthony Montini, Jr.(c)	$361,080	156,300

(a)                                 On his October 2, 2017 start date, Mr. Crawford received 975,610 restricted shares as shown.

(b)                                 On his September 6, 2017 promotion to Chief Operating Officer, Rite Aid Stores, Mr. Everett received 400,000 restricted shares.

(c)                                  Mr. Montini forfeited his 2018 restricted stock award with his retirement on December 15, 2017.

Retention Efforts in Fiscal Year 2018

Rite Aid had entered into individual retention agreements for our Named Executive Officers (excluding Messrs. Standley and Crawford) and other key officers who are not Named Executive Officers in coordination with the WBA merger agreement, as previously disclosed.  These awards, which were to be paid 120 days after completion of the merger based on the completion and continued employment, were not paid out because the merger condition was not satisfied.  With the termination of the WBA merger agreement, the Compensation Committee determined to provide new retention awards for an amount equal to approximately one half of the original retention amount payable on November 1, 2017, as shown in the Summary Compensation Table.  This award was viewed as honoring a commitment to the leaders related to the merger, the completion of which was outside their control.

In addition to the fiscal year 2018 regular compensation program for the Named Executive Officers, Rite Aid has entered into individual retention agreements with each of the Named Executive Officers, as well as other key officers who are not named executive officers, to enhance employee retention and promote corporate performance, amidst significant volatility and uncertainty related to restructuring the company. The outstanding retention agreements with each Named Executive Officer other than Messrs. Standley and Crawford generally provide for the lump-sum payment of the retention awards in equal installments on August 1, 2018 and May 1, 2019, subject to continued employment through such retention date or upon an earlier qualifying termination.

The retention agreement with Mr. Crawford generally provides for the lump-sum payment of the retention award on October 1, 2019, subject to continued employment through such retention date or an earlier qualifying termination of employment.

The retention agreement with Mr. Standley generally provides for the lump-sum payment of the retention award (x) on the completion of the Albertson’s Merger if Mr. Standley has not been appointed to serve as chief executive officer of the combined company or (y) on the date that the Rite Aid Board of Directors determines that the transactions contemplated by the Merger Agreement will not be consummated, in each case, subject to continued employment through each such retention date or an earlier qualifying termination of employment.  The retention agreement with Mr. Standley will expire unpaid in the event that Mr. Standley will serve as the chief executive officer of the combined company following completion of the Merger.

Under the retention agreements, Mr. Standley could earn a retention payment of $3,000,000, Mr. Crawford could earn a retention payment of $1,000,000, Mr. Karst could earn a retention payment of $830,250, Mr. Everett could earn a retention payment of $600,000 and Ms. Konrad could earn a retention payment of $450,000.

Post-Retirement Benefits

Supplemental Executive Retirement Program.  Each of the Named Executive Officers receives benefits under a defined contribution supplemental executive retirement plan. Under the SERP, Rite Aid credits each participant with a specific sum to an individual account established for the participant, on a monthly basis while the participant is employed. The amount credited is equal to 2% of the executive officer’s annual base compensation. The participants are able to select among a choice of earnings indexes, and their accounts are credited with earnings that mirror the investment results of such indexes. Participants vest in their accounts at the rate of 20% per year for each calendar year of participation in the SERP at a five-year rolling rate with the entire account balance for each participant vesting upon death or total disability of the participant, termination without cause during the 12-month period following a “change in control” of the Company as defined in the SERP or upon termination of employment at age 60 or greater with at least five years of participation in the SERP. SERP payments may be delayed due to certain tax rules or deferral elections made by the executive.

Other Post-Employment and Change in Control Benefits

To attract and retain highly skilled executives and to provide for certainty of rights and obligations, Rite Aid has historically provided employment agreements to its executive officers, including our Named Executive Officers. The terms of the employment agreements are described in more detail under the caption “Executive Employment Agreements.” Additional information regarding the severance and change in control benefits provided under the employment agreements is described under the section entitled “Executive Compensation—Potential Payments Upon Termination or Change in Control.”

Deductibility Cap on Executive Compensation

The Compensation Committee is aware that Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), treats certain elements of executive compensation in excess of

$1,000,000 a year payable to our Chief Executive Officer and three other most highly compensated executives (and, effective beginning in 2018, our Chief Financial Officer) as an expense not deductible by the Company for federal income tax purposes. The exception providing that payments to these individuals in excess of the $1,000,000 limit will be deductible if such payments are performance-based was repealed beginning in 2018, as further described below.

H.R.1, formally known as the “Tax Cuts and Jobs Act,” enacted on December 22, 2017, substantially modifies Section 162(m) by, among other things, eliminating the performance-based exception to the $1 million deduction limit effective as of January 1, 2018. As a result, beginning in 2018, compensation paid to our Named Executive Officers in excess of $1 million will generally be nondeductible, whether or not it is performance-based.  While the Compensation Committee plans to continue taking actions intended to limit the impact of Section 162(m), it also believes that tax deductibility is only one of several relevant considerations in setting compensation. Therefore, in order to maintain the flexibility to provide compensation programs for our Named Executive Officers that will best incentivize them to achieve our key business objectives and create sustainable long-term stockholder value, the Compensation Committee reserves the right to pay compensation that may not be deductible to the Company if it determines that doing so would be in the best interests of the Company.

H.R.1 also includes a transition rule under which the changes to Section 162(m) described above will not apply to compensation payable pursuant to a written binding contract that was in effect on November 2, 2017 and is not subsequently materially modified. To the extent applicable to our existing contracts and awards, the Compensation Committee may choose to avail itself of the transition rule.

Policy Regarding Recoupment of Certain Compensation

The Company has adopted a formal compensation recovery or “clawback” policy for its executive officers, including all Named Executive Officers. Pursuant to this policy, the Board of Directors may seek to recoup certain incentive compensation, including cash bonuses and equity incentive awards paid based upon the achievement of financial performance metrics, from executives in the event that the Company is required to restate its financial statements.

Prohibition on Margin Accounts and Hedging and Similar Transactions

Our executive officers and directors, including the Named Executive Officers, are subject to an insider trading policy that, among other things, prohibits them from holding Company securities in a margin account, and also prohibits them from engaging in put or call options, short selling or similar hedging activities involving our stock. We prohibit these transactions because they may reduce the individual’s incentive to improve our performance, focus the individual on short-term performance at the expense of long-term objectives and misalign the individual’s interests with those of our stockholders generally.

Director and Officer Stock Ownership Guidelines

In June 2014, we revised our Stock Ownership Guidelines in order to further the investment of our non-management directors, executive officers, and Senior Vice Presidents in the success of the Company and to encourage a long-term perspective in managing the Company. The stock ownership requirements are:

Position	Minimum Ownership Requirements (Number of Share Equivalents)
Chief Executive Officer	lesser of 1,400,000 share equivalents or 5 times base salary
President(1)	lesser of 700,000 share equivalents or 3 times base salary
Senior Executive Vice Presidents	lesser of 700,000 share equivalents or 3 times base salary
Executive Vice Presidents	lesser of 200,000 share equivalents or 2 times base salary
Senior Vice Presidents	lesser of 100,000 share equivalents or 1 times base salary
Non-Management Directors(2)	lesser of 150,000 share equivalents or 2 times annual cash retainer

(1)                     If the President is also the Chief Executive Officer, the Chief Executive Officer amount shall apply.

(2)                     Other than an Executive Chairman, who shall be subject to the same requirement as the Chief Executive Officer.

Newly appointed or promoted executives who are or become subject to our Stock Ownership Guidelines and newly elected non-management directors have five years from the time they are appointed, promoted or elected, as the case may be, to meet the stock ownership requirements. Currently, all of our Named Executive Officers, have achieved the minimum holding ownership requirement or have not yet served for five years.

For the purposes of determining stock ownership levels, the following forms of equity interests in the Company are included:

•                              Shares owned outright by the participant or his or her immediate family members residing in the same household;

•                              Restricted stock and restricted stock units whether or not vested; and

•                              Shares underlying Rite Aid stock options whether or not vested.

Restricted stock and restricted stock units, whether or not vested, and shares owned count as one (1) share equivalent per share beneficially owned and stock options, whether or not vested, count as one-half (.5) share equivalent per stock option.

The Compensation Committee is responsible for interpreting and administering the Stock Ownership Guidelines, and may, from time to time, reevaluate and revise the Stock Ownership Guidelines, including when there are changes to the Company’s capital structure or where implementation of the Stock Ownership Guidelines would cause a non-management director, executive officer or Senior Vice President to incur a hardship due to his or her unique financial circumstances.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.

Marcy Syms, Chair
Bruce G. Bodaken
Michael N. Regan

IN ACCORDANCE WITH SEC RULES, THE INFORMATION INCLUDED IN THE ABOVE “COMPENSATION COMMITTEE REPORT” SHALL NOT BE DEEMED TO BE “SOLICITING MATERIAL” OR “FILED” WITH THE SEC AND SHALL NOT BE DEEMED INCORPORATED BY REFERENCE INTO ANY PRIOR OR FUTURE FILINGS MADE BY RITE AID UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT WE SPECIFICALLY INCORPORATE IT BY REFERENCE.

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth the cash and non-cash compensation for the fiscal years ended March 3, 2018, March 4, 2017, and February 27, 2016, respectively, paid to or earned by (i) our principal executive officer, (ii) our principal financial officer, (iii) the three most highly compensated executive officers of the Company other than the principal executive officer or the principal financial officer who were serving at the end of the 2018 fiscal year and (iv) one former executive officer who would have been among the three most highly compensated executive officers of the Company if he had served as an executive officer at the end of the 2018 fiscal year (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change In Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
John T. Standley	2018	1,219,857	—	5,640,243	—	1,825,943	314,545	319,874	9,320,462
(CEO)	2017	1,184,500	—	6,095,121	—	—	481,309	311,025	8,071,955
	2016	1,150,000	—	13,672,926	2,533,385	4,705,038	0	304,923	22,366,272
Kermit Crawford	2018	403,846	—	2,000,000	1,080,000	729,167	18,921	1,175,000	5,406,934
(President & COO)
Darren W. Karst	2018	829,856	—	1,534,638	—	776,284	49,056	782,185	3,972,019
(Senior Executive VP, CFO & CAO)	2017	809,751	—	1,667,368	—	—	52,907	269,584	2,799,610
	2016	790,005	—	1,009,008	695,980	924,136	0	279,138	3,698,267
Bryan Everett	2018	533,784	—	1,626,434	—	392,700	17,891	413,475	2,984,284
(COO, Rite Aid Stores)	2017	461,250	—	712,768	—	—	16,768	151,086	1,341,872
Jocelyn Konrad	2018	427,846	—	571,326	—	252,450	33,665	124,000	1,409,287
(Executive VP, Pharmacy)
Enio Anthony Montini, Jr.	2018	410,884	—	667,401	—	202,566	110,666	387,024	1,778,541
(Former Executive VP, Merchandising & Distribution)(5)	2017 2016	471,500 450,303	— —	727,087 418,548	— 288,805	— 658,332	159,086 —	136,545 131,225	1,494,218 1,947,213

(1)                         The amounts reported reflect the aggregate grant date fair value of each stock award and option award computed in accordance with FASB ASC Topic 718. For information regarding the assumptions used in determining the fair value of an award, please refer to Note 17 of the Original Report, Note 16 of the Company’s Annual Report on Form 10-K as filed with the SEC on May 3, 2017 and Note 16 of the Company’s Annual Report on Form 10-K as filed with the SEC on April 25, 2016, as applicable. The 2018 stock award includes the grant date fair value of the performance awards at target, as shown in the chart below. Based upon the maximum level of achievement under the performance awards, the grant date fair value of such awards would increase for the Named Executive Officers as follows:

Name	Restricted Stock Award ($)	Performance Award Target Performance ($)	Total Stock Award ($)	Max Performance Award Achievement ($)
Mr. Standley	3,051,279	2,588,964	5,640,243	6,472,410
Mr. Crawford	2,000,000	—	2,000,000	—
Mr. Karst	830,214	704,424	1,534,638	1,761,060
Mr. Everett	1,324,202	302,232	1,626,434	755,580
Ms. Konrad	309,078	262,248	571,326	655,620
Mr. Montini	361,053	306,348	667,401	765,870

(2)                         The amounts in the “Non-Equity Incentive Plan Compensation” column for fiscal year 2018 represent annual cash incentive bonuses for performance in fiscal year 2018.

(3)                         Represents above-market earnings (over 120% of the “applicable federal rate”), if applicable, under the Company’s defined contribution supplemental executive retirement plans.

(4)                         The amounts in the “All Other Compensation” column for fiscal year 2018 consist of the following:

Name	Financial Planning ($)	Supplemental Executive Retirement Plan Allocations ($)	Housing/ Transportation Expenses ($)(A)	Automobile Allowance ($)	401(k) Matching Contributions ($)	Retention/ Inducement Award Paid ($)
Mr. Standley	6,305	290,769	—	12,000	10,800	—
Mr. Crawford	—	80,000	90,000	5,000	—	1,000,000
Mr. Karst	5,000	198,030	56,355	12,000	10,800	500,000
Mr. Everett	5,000	135,675	—	12,000	10,800	250,000
Ms. Konrad	—	101,200	—	12,000	10,800	—
Mr. Montini	1,275	114,949	—	10,000	10,800	250,000

(A)                       Mr. Crawford and Mr. Karst are reimbursed for certain housing and transportation expenses pursuant to their respective employment agreements. The Company determines the incremental cost of said expenses based on the out-of-pocket amounts paid for rent, utilities, and travel.

(5)                         Mr. Montini retired effective December 15, 2017.

GRANTS OF PLAN-BASED AWARDS TABLE FOR FISCAL YEAR 2018

The following table summarizes grants of plan-based awards made to Named Executive Officers during our fiscal year ended March 3, 2018.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock	All Other Option	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold 50% ($)	Target 100% ($)	Max 200%($)	Threshold (#)	Target (#)	Max (#)	Awards (#)(3)	Awards (#)(4)	Awards ($/Sh)	Awards ($)(5)
John T. Standley	7/17/2017	1,220,550	2,441,100	4,882,200	495,338	1,320,900	3,302,250	1,320,900	—	—	5,640,243
Kermit Crawford(5)	10/2/2017	729,167	729,167	1,458,334	—	—	—	975,610	1,000,000	2.05	3,080,001
Darren W. Karst	7/17/2017	518,906	1,037,813	2,075,625	134,775	359,400	898,500	359,400	—	—	1,534,638
Bryan Everett	7/17/2017	300,000	600,000	1,200,000	57,825	154,200	385,500	154,200	—	—	658,434
	9/06/2017	—	—	—	—	—	—	400,000	—	—	968,000
Jocelyn Konrad	7/17/2017	168,750	337,500	675,000	50,175	133,800	334,500	133,800	—	—	571,326
Enio Anthony Montini, Jr.	7/17/2017	180,540	361,080	722,160	58,613	156,300	390,750	156,300	—	—	667,401

(1)                         The first amount for each Named Executive Officer relates to the opportunity to earn an annual cash incentive bonus, as discussed in the Compensation Discussion and Analysis under the caption “Cash Incentive Bonuses.”

(2)                         On July 17, 2017, each Named Executive Officer (other than Mr. Crawford) received a grant of performance based units that will be earned based upon the achievement of an Adjusted EBITDA goal for fiscal years 2019 and 2020. Vesting for the performance units will occur, provided the performance target has been met, on February 29, 2020 (the end of the Company’s fiscal year 2020), provided that the Named Executive Officer is continuously employed at the Company through the date of the earnings release for fiscal year 2020.

(3)                         On July 17, 2017, the Named Executive Officers (other than Mr. Crawford) received a grant of restricted stock, as described in the Compensation Discussion and Analysis, under the caption “Components of Executive Compensation for Fiscal Year 2018—Restricted Stock,” and on his October 2, 2017 start date, Mr. Crawford received 975,610 restricted shares. Mr. Everett also received an additional grant of restricted shares on September 6, 2017.  These restricted shares will vest as follows based on continued employment:

Name	Restricted Shares (#)	Vesting Schedule
Mr. Standley	1,320,900	One-third on each of first three anniversaries of grant date
Mr. Crawford	975,610	One-third on each of first three anniversaries of grant date
Mr. Karst	359,400	One-third on each of first three anniversaries of grant date
Mr. Everett	554,200	One-third on each of first three anniversaries of grant date
Ms. Konrad	133,800	One-third on each of first three anniversaries of grant date
Mr. Montini	156,300	One-third on each of first three anniversaries of grant date

(4)                         On his October 2, 2017 start date, Mr. Crawford received 1,000,000 stock options that will vest in four equal annual installments.

(5)                         Represents the grant date fair value, measured in accordance with FASB ASC Topic 718 of stock and option awards made in fiscal year 2018. Grant date fair values are calculated pursuant to assumptions set forth in Note 14 of the Original Report.

EXECUTIVE EMPLOYMENT AGREEMENTS

Rite Aid has entered into employment agreements with each of the Named Executive Officers, the material terms of which are described below.

•                              Mr. Standley serves as Chairman of the Board and Chief Executive Officer;

•                              Mr. Crawford serves as President and Chief Operating Officer, a role he assumed October 2, 2017;

•                              Mr. Karst serves as Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer;

•                              Mr. Everett serves as Chief Operating Officer, Rite Aid Stores;

•                              Ms. Konrad serves as Executive Vice President, Pharmacy; and

•                              Mr. Montini served as Executive Vice President, Merchandising and Distribution from August 7, 2015 until his retirement effective December 15, 2017.

Term for Active Officers.  Except for Messrs. Karst, Montini and Crawford, whose terms commenced on August 20, 2014, February 15, 2010 and October 2, 2017, respectively, the term of each executive’s employment commenced on the effective date of his or her employment agreement, as follows: Mr. Standley, September 24, 2008 (as amended and restated as of January 21, 2010); Mr. Everett, June 22, 2015; and Ms. Konrad, August 3, 2015. Each employment agreement has an initial term of two years, other than in the case of Messrs. Standley and Crawford, whose agreements have an initial term of three years (each such period, the “Initial Term”). Each agreement will automatically renew for successive one-year terms (each, a “Renewal Term”), unless either the executive or Rite Aid provides the other with notice of nonrenewal at least 180 days (120 days with respect to Messrs. Crawford and Everett) prior to the expiration of the Initial Term or a Renewal Term, as applicable.

Salary and Incentive Bonus.  The respective agreements provide each executive with a base salary and an incentive compensation target (which may be reviewed periodically for increase by the Compensation Committee).

Inducement Awards.  In connection with the commencement of Mr. Crawford’s employment, Mr. Crawford’s employment agreement provides for grant on October 2, 2017 of $2,000,000 of restricted stock units that vest 1/3 annually on the anniversary date of the grant over a period of three years, 1,000,000 nonqualified stock options to purchase shares of our common stock which vest 1/4 annually on the anniversary date of the grant over a period of four years and $1,000,000 payable net of tax withholding within the first week of October 2, 2017.

Other Benefits.  Pursuant to their employment agreements, each of the Named Executive Officers is also entitled to participate in Rite Aid’s welfare benefits, fringe benefit and perquisite programs, and savings plans.

Restrictive Covenants.  The employment agreement of each Named Executive Officer prohibits the officer from competing with Rite Aid during his or her employment period and for a period of one year thereafter.

Termination and Change in Control Benefits.  The provisions of the employment agreements relating to termination of employment are described under the caption “Potential Payments Upon Termination or Change in Control” below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR 2018 YEAR-END

The following table summarizes the number of securities underlying outstanding equity awards for the Named Executive Officers as of March 3, 2018:

	Option Awards						Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: # of Unearned Shares or Units That Have Not Vested (#)(1)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units of Stock That Have Not Vested ($)(3)
John T. Standley	10/02/2008	168,800	—	—	0.89	10/2/2018	—	—	—		—
	06/25/2009	580,600	—	—	1.24	06/25/2019	—	—	—		—
	01/21/2010	2,555,000	—	—	1.52	01/21/2020	—	—	—		—
	06/23/2010	1,428,600	—	—	1.07	06/23/2020	—	—	—		—
	06/27/2011	2,361,585	—	—	1.24	06/27/2021	—	—	—		—
	06/25/2012	1,403,500	—	—	1.24	06/27/2021	—	—	—		—
	06/24/2013	1,379,300	—	—	1.32	06/25/2022	—	—	—		—
	06/23/2014	936,300	—	—	2.76	06/24/2023	—	—	—		—
	06/24/2015	508,875	169,625	—	7.08	06/23/2024	—	—	—		—
	06/24/2015	284,650	284,650	—	8.68	06/24/2025	55,200	105,432	—		—
	06/22/2016	—	—	—	—	06/22/2026	255,400	487,814	383,100	(5)	731,721
	07/17/2017	—	—	—	—	07/17/2027	1,320,900	2,522,919	1,320,900	(6)	2,522,919
Kermit Crawford	10/2/2017	—	1,000,000	—	2.05	10/2/2027	975,610	1,863,415	—		—
Darren W. Karst	08/20/2014	155,850	51,950	—	6.43	08/20/2024	—	—	—		—
	06/24/2015	78,200	78,200	—	8.68	06/24/2025	15,166	28,967	—		—
	06/22/2016	—	—	—		06/22/2026	69,866	133,444	104,800	(5)	200,168
	07/17/2017	—	—	—	—	07/1/2027	359,400	686,454	359,400	(6)	686,454
Bryan Everett	06/24/2015	33,400	33,400	—	8.68	06/24/2025	—
	06/22/2016	—	—	—		06/22/2026	29,866	57,044	44,800	(5)	85,568
	07/17/2017	—	—	—	—	07/17/2027	154,200	294,522	154,200	(6)	294,522
	09/6/2017	—	—	—	—	09/6/2027	400,000	764,000
Jocelyn Konrad	06/25/2009	6,000	—	—	1.24	06/25/2019	—	—	—		—
	06/27/2011	33,100	—	—	1.24	06/27/2021	—	—	—		—
	06/25/2012	33,800	—	—	1.32	06/25/2022	—	—	—		—
	06/24/2013	13,500	—	—	2.76	06/24/2023	—	—	—		—
	06/23/2014	4,950	1,650	—	7.08	06/23/2024	—	—	—		—
	06/24/2015	5,800	5,800	—	8.68	06/24/2025	—	—	—		—
	06/22/2016	—	—	—	—	06/22/2026	25,866	49,404	38,800	(5)	74,108
	07/17/2017	—	—	—	—	07/17/2027	133,800	255,558	133,800	(6)	255,558
Enio Anthony Montini, Jr.	06/25/2012	60,675	—	—	1.32	06/25/2022	—	—	—		—
	06/24/2013	59,750	—	—	2.76	06/24/2023	—	—	—		—
	06/23/2014	58,050	—	—	7.08	06/23/2024	—	—	—		—
	06/24/2015	32,450	—	—	8.68	06/24/2025	—	—	—		—
	06/22/2016	—	—	—		06/22/2026	—	—	—		—
	07/17/2017	—	—	—	—	07/17/2027	—	—	—		—

(1)                         Refer to “Potential Payments Upon Termination or Change in Control” below for circumstances under which the terms of the vesting of equity awards would be accelerated.

(2)                         Stock options will generally vest in equal installments on each of the first four anniversaries of the grant date, based on continued employment. With respect to the restricted stock awards listed above, one-third of the restricted shares will vest on each of the first three anniversaries of the grant date, based on continued employment.

(3)                         Determined with reference to $1.91, the closing price of a share of Rite Aid common stock on the last trading day before March 3, 2018.

(4)                         Restricted shares will generally vest one-third on each of the first three anniversaries of the grant date.

(5)                         Performance units granted on June 22, 2016 will be earned based upon the achievement of an Adjusted EBITDA goal for fiscal years 2017, 2018 and 2019. Vesting for the performance units will occur, provided the performance target has been met, on March 2, 2019 (the end of the Company’s fiscal year 2019), provided that the Named Executive Officer is continuously employed at the Company through the date of the earnings release for fiscal year 2019.

(6)                         Performance units granted on July 17, 2017 will be earned based upon the achievement of an Adjusted EBITDA goal for fiscal years 2019 and 2020. Vesting for the performance units will occur, provided the performance target has been met, on February 29, 2020 (the end of the Company’s fiscal year 2020), provided that the Named Executive Officer is continuously employed at the Company through the date of the earnings release for fiscal year 2020.

OPTION EXERCISES AND STOCK VESTED TABLE FOR FISCAL YEAR 2018

The following table summarizes for each Named Executive Officer the stock option exercises and shares vested during fiscal year 2018:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John T. Standley	—	—	1,401,907	3,486,329
Kermit Crawford	—	—	—	—
Darren W. Karst	—	—	127,249	342,606
Bryan Everett	—	—	14,934	45,997
Jocelyn Konrad	—	—	12,934	39,837
Enio Anthony Montini, Jr.	—	—	29,167	96,174

NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL YEAR 2018

The following table sets forth the nonqualified deferred compensation activity for each Named Executive Officer during fiscal year 2018:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals / Forfeitures ($)	Aggregate Balance at Last FYE ($)
John T. Standley(1)	—	290,769	414,049	—	3,790,099
Kermit Crawford(1)	—	80,000	20,153	—	100,153
Darren W. Karst(1)	—	198,030	68,365	—	794,283
Bryan Everett(1)	—	135,675	25,565	—	342,580
Jocelyn Konrad(1)	—	101,200	44,184	—	436,328
Enio Anthony Montini, Jr.(1)	—	114,949	141,623	—	1,204,196

(1)                     Amounts shown relate to a defined contribution supplemental executive retirement plan covering the Named Executive Officers. Please refer to the Compensation Discussion and Analysis under the caption “Post-Retirement Benefits” for a description of the material terms of this plan.

(2)                     Amounts shown were reported to the extent required in the “All Other Compensation” column of the Summary Compensation Table for fiscal year 2018.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As discussed above under the caption “Executive Employment Agreements,” the Company has entered into employment agreements with each of the Named Executive Officers. Upon written notice, the employment agreement of each of the Named Executive Officers is terminable by either Rite Aid or the individual officer seeking termination.

Pursuant to his employment agreement with the Company, if Mr. Standley is terminated by the Company without “cause,” if he terminates his employment for “good reason” (as such terms are defined in his employment agreement) or if the Company provides a notice of nonrenewal at least 180 days prior to the expiration of his employment agreement, a “Company Nonrenewal,” and such Company Nonrenewal occurs within six months of a change in control, then he will be entitled to receive:

•                              a severance amount equal to two times the sum of his annual base salary and target bonus (one times the sum in the case of a Company Nonrenewal), a pro-rata bonus for the fiscal year of termination and any accrued but unpaid salary and benefits. The severance amount is payable in installments over the two-year period (one year upon a Company Nonrenewal) following the termination;

•                              continued health benefits for two years following the termination (one year in the case of a Company Nonrenewal); and

•                              all outstanding stock options will immediately vest and be exercisable, generally, for a period of one year following the termination of employment and the restrictions on the restricted common stock will immediately lapse to the extent the restrictions would have lapsed had he remained employed by Rite Aid for three years (one year in the case of a Company Nonrenewal) following the termination.

If Rite Aid terminates Mr. Standley for “cause,” or he terminates his employment without “good reason”:

•                              Rite Aid shall pay Mr. Standley all accrued but unpaid salary and benefits;

•                              any portion of any then-outstanding stock option grant that was not exercised prior to the date of termination will immediately terminate (provided that if he terminates his employment without good reason, any options that have vested and become exercisable prior to the date of termination will generally remain exercisable for a period of 90 days); and

•                              any portion of any restricted stock award, or other equity incentive award, as to which the restrictions have not lapsed or as to which any other conditions were not satisfied prior to the date of termination will be forfeited.

If Mr. Standley’s employment is terminated as a result of his death or “disability” (as such term is defined in his employment agreement), he (or his estate, as the case may be) will be entitled to receive all accrued but unpaid salary and benefits payable under death or disability benefit plans in which he participates, a pro-rata bonus (paid at the same time it is paid to other eligible participants in the bonus plan and based on actual achievement of performance targets for the fiscal year), continued health insurance (or reimbursement for the cost of such benefits) for two years for Mr. Standley and/or his or her immediate family, as applicable, vesting of all stock options and vesting of an amount of restricted stock that would have vested had he remained employed for three years following the date of termination.

Pursuant to their employment agreements with the Company, if either of Messrs. Karst and Crawford is terminated by Rite Aid without “cause” or if such officer’s employment is terminated by the officer for “good reason” (as such terms are defined in the applicable employment agreement), then the officer will be entitled to receive:

•                              a severance amount equal to two times the sum of the annual base salary and target bonus, a pro-rata bonus for the fiscal year of termination and any accrued but unpaid salary and benefits. The severance amount is payable in installments over the two-year period following the termination;

•                              continued health benefits for two years following the termination; and

•                              all outstanding stock options will immediately vest and be exercisable, generally, for a period of 90 days following the termination of employment and the restrictions on the restricted common stock will immediately lapse to the extent the options would have vested and restrictions would have lapsed, in each case, had the officer remained employed by Rite Aid for two years following the termination.

Pursuant to their employment agreements with the Company, if Mr. Everett or Ms. Konrad is terminated by Rite Aid without “cause” or if such officer’s employment is terminated by the officer for “good reason” (as such terms are defined in the applicable employment agreement), then the officer will be entitled to receive:

•                              a severance amount equal to two times annual base salary as of the date of termination of employment, payable in installments over the two-year period following the termination;

•                              continued health benefits for two years following the termination; and

•                              all outstanding stock options will immediately vest and be exercisable, generally, for a period of 90 days following the termination of employment and the restrictions on the restricted common stock will immediately lapse, each to the extent the options would have vested and restrictions would have lapsed, in each case, had the officer remained employed by Rite Aid for two years following the termination.

In addition, Mr. Everett’s and Ms. Konrad’s employment agreements provide that if termination occurs following the start of Rite Aid’s fiscal year and if the Board of Directors determines that Rite Aid achieved or exceeded its annual performance targets for the fiscal year, Mr. Everett and Ms. Konrad are entitled to an amount equal to their target annual bonus, pro-rated to reflect the number of days in the fiscal year prior to the termination.

If Rite Aid terminates any of the Named Executive Officers for “cause,” or if any of the Named Executive Officers terminates his or her employment without “good reason” (with the exception of Mr. Standley, whose termination provisions are described above):

•                              Rite Aid shall pay the officer all accrued but unpaid salary and benefits;

•                              any portion of any then-outstanding stock option grant that was not exercised prior to the date of termination will immediately terminate (provided that if the officer terminates his or her employment without good reason, any options that have vested and become exercisable prior to the date of termination will generally remain exercisable for a period of 90 days); and

•                              any portion of any restricted stock award, or other equity incentive award, as to which the restrictions have not lapsed or as to which any other conditions were not satisfied prior to the date of termination will be forfeited.

If the employment of any of the Named Executive Officers (other than Mr. Standley whose benefits upon such termination are described above) is terminated as a result of death or “disability” (as such term is defined in each employment agreement), the officer will be entitled to receive all accrued but unpaid salary and benefits payable under death or disability benefit plans in which the officer participates, continued health insurance (or reimbursement for the cost of such benefits) for two years for the officer and/or his or her immediate family, as applicable, vesting of all stock options and vesting of an amount of restricted stock that would have vested had the officer remained employed for two years following the date of termination. Messrs. Karst and Crawford will also be entitled to receive a pro-rata bonus, based on actual achievement of performance targets for the fiscal year, that is paid at the same time that it is paid to other eligible participants in the bonus plan.

Upon the termination of employment of any of the Named Executive Officers, the officer would generally become entitled to receive a distribution of his or her vested account balance under the nonqualified deferred compensation plans maintained by the Company. Pursuant to applicable tax regulations, any such distributions will generally be delayed for a period of six months following the Named Executive Officer’s separation from service. The account balance of each Named Executive Officer is shown in the “Nonqualified Deferred Compensation for Fiscal Year 2018” table above.

Change in Control Arrangements.

Under Employment Agreements.  Under Mr. Standley’s employment agreement, upon a change in control, all of his stock options awarded pursuant to his employment agreement and all stock options awarded pursuant to the Company’s executive equity program then held by him will immediately vest and become exercisable. Severance benefits would not be triggered pursuant to a change in control unless it is followed by Mr. Standley’s termination of employment under the circumstances described above. Similarly, severance benefits would not be triggered pursuant to a change in control unless it is followed by Mr. Karst’s, Mr. Crawford’s, Mr. Everett’s or Ms. Konrad’s termination of employment, respectively, under the circumstances described above.

For purposes of the employment agreements with the Named Executive Officers, where applicable, the term “change in control” generally means an acquisition of 35% or more of the Company’s combined voting power; the incumbent directors (generally including current directors and future directors whose election or nomination is approved by the Board) ceasing to constitute a majority of the Board; the consummation of a merger or similar transaction, other than (i) such a transaction in which the voting securities outstanding immediately prior to such transaction continue to represent at least 60% of the voting power of the Company immediately after the transaction or (ii) a recapitalization or similar transaction in which no person becomes the beneficial owner of 35% or more of the Company’s combined voting power; or the stockholders approve a plan of complete liquidation or dissolution of the Company.

Mr. Standley’s employment agreement provides that he will receive an additional payment to reimburse him for any excise taxes imposed pursuant to Section 4999 of the Code, together with reimbursement for any additional taxes incurred by reason of such payments. The employment agreements with Messrs. Karst, Crawford, Montini and Everett and Ms. Konrad provide that any portion of any payment that is subject to tax imposed by Section 4999 of the Code will be reduced to the extent necessary so that the Named Executive Officer would retain a greater amount on an after-tax basis than had the excise tax been imposed on the unreduced amount of the payments.

Under Rite Aid’s Equity Program.  Pursuant to the terms of the Company’s equity program, unless otherwise provided in a Named Executive Officer’s employment agreement or individual award agreement, if outstanding equity awards are assumed or substituted in connection with a change in control, the change in control will not cause the vesting of such awards to accelerate unless the change in control is followed by a qualifying termination of employment within the 24-month period following the change in control. All outstanding equity awards granted pursuant to the Company’s equity program that are not assumed or substituted in connection with a change in control will become fully vested and exercisable, free of applicable restrictions, and all performance criteria will be deemed to have been achieved at target levels, upon the occurrence of the change in control.

For purposes of Rite Aid’s equity program, a “change in control” means, in general: (i) a person or entity acquires securities of Rite Aid representing 50% or more of the combined voting power of Rite Aid; (ii) an unapproved change in the majority membership of the Board; (iii) consummation of a merger or consolidation of Rite Aid or any subsidiary of Rite Aid, other than a merger or consolidation that results in the Rite Aid voting securities continuing to represent at least 60% of the combined voting power of the surviving entity or its parent, or a merger or consolidation effected to implement a recapitalization or similar transaction involving Rite Aid in which no person or entity acquires at least 35% of the combined voting power of Rite Aid; or (iv) stockholder approval of a plan of complete liquidation or dissolution of Rite Aid or the consummation of an agreement for the sale or disposition of all or substantially all of Rite Aid’s assets, other than a sale or disposition to an entity, at least 60% of the combined voting power of which is owned by Rite Aid stockholders in substantially the same proportions as their ownership of Rite Aid immediately prior to such sale. For more information regarding the equity program, refer to the Compensation Discussion and Analysis under the caption “Long-Term Incentive Program.”

Under Rite Aid’s Supplemental Retirement Plan.  The unvested account balance of the supplemental executive retirement plan in which the Named Executive Officers participate will vest upon a change in control of the Company as defined in the supplemental executive retirement plan, only if such Named Executive Officer is involuntarily terminated without cause within 12 months of the change in control. For more information regarding the supplemental executive retirement plan, refer to the Compensation Discussion and Analysis under the caption “Post-Retirement Benefits.”

Under Retention Award Agreements.  Under each Named Executive Officer’s outstanding retention agreement with the Company, the Named Executive Officer will be entitled to receive any unpaid portion of the retention award if the executive’s employment is terminated prior to the scheduled vesting date by the Company without “cause,” or by the Named Executive Officer for “good reason” (as such terms are defined in the applicable employment agreement), payable in a lump sum within five (5) business days following such termination.  For more information regarding the retention awards, refer to the Compensation Discussion and Analysis under the caption “Retention Efforts in Fiscal Year 2018.”

Quantification of Payments Described.  The termination and change in control payments that would have been made to the Named Executive Officers had their employment been terminated as of March 3, 2018 under the circumstances described in the tables below are quantified in the tables below.  Due to Mr. Montini’s retirement on December 15, 2017, Mr. Montini has no potential payments upon termination and did not receive any severance payments upon his retirement. As discussed in the Compensation Discussion and Analysis under the caption “Cash Incentive Bonuses” and shown in the Summary Compensation Table, Mr. Montini received a portion of his annual incentive based on the earned amount for the fiscal year pro-rated for the number of accounting periods (full months in the fiscal year) elapsed before his retirement.

John T. Standley	Death ($)	Disability ($)	Termination Without Cause or Quit for Good Reason ($)(a)	Termination Without Cause or Quit for Good Reason Following a Change in Control ($)(a)
2 × Base Salary	N/A	N/A	2,441,100	2,441,100
2 × Bonus	N/A	N/A	4,882,200	4,882,200
Pro-Rated Incentive Bonus for Past Fiscal Year	1,825,943	1,825,943	1,825,943	1,825,943
Benefits	29,828	29,828	29,828	29,828
SERP Vesting	745,539	745,539	745,539	745,539
Vesting of Equity(1)	5,529,832	5,529,832	5,529,832	6,370,805	(2)
280G Gross Up	N/A	N/A	N/A	—
Retention Award Vesting	N/A	N/A	3,000,000	3,000,000

(a)                     As discussed above, in the event of a Company Nonrenewal, Mr. Standley’s termination payments are as follows: (i) severance is equal to 1x base salary and bonus, plus a pro-rated incentive bonus; (ii) health benefits will continue for one year; (iii) the unvested account balance in his SERP will vest; and (iv) options will vest and become exercisable and the restrictions with respect to awards of restricted stock will lapse to the extent such restrictions would have lapsed had Mr. Standley remained employed for one year. If a Company Nonrenewal occurs within six months of a change in control, the severance formula is the same as termination by the Company without Cause or by Mr. Standley for Good Reason, as reflected in the table.

Kermit Crawford	Death ($)	Disability ($)	Termination Without Cause or Quit for Good Reason ($)	Termination Without Cause or Quit for Good Reason Following a Change in Control ($)
2 × Base Salary	N/A	N/A	2,000,000	2,000,000
2 × Bonus	N/A	N/A	3,500,000	3,500,000
Pro-Rated Incentive Bonus for Past Fiscal Year	—	—	—	—
Benefits	20,104	20,104	20,104	20,104
SERP Vesting	92,133	92,133	92,133	92,133
Vesting of Equity(1)	1,242,277	1,242,277	1,242,277	1,863,415	(2)
280G Gross Up	N/A	N/A	N/A	N/A
Retention Award Vesting	—	—	$1,000,000	$1,000,000

Darren W. Karst	Death ($)	Disability ($)	Termination Without Cause or Quit for Good Reason ($)	Termination Without Cause or Quit for Good Reason Following a Change in Control ($)
2 × Base Salary	N/A	N/A	1,619,500	1,619,500
2 × Bonus	N/A	N/A	2,024,376	2,024,376
Pro-Rated Incentive Bonus for Past Fiscal Year	776,284	776,284	776,284	776,284
Benefits	21,256	21,256	21,256	21,256
SERP Vesting	461,234	461,234	461,234	461,234
Vesting of Equity(1)	1,506,669	1,506,669	1,506,669	1,735,487	(2)
280G Gross Up	N/A	N/A	N/A	N/A
Retention Award Vesting	—	—	$830,250	$830,250

Bryan Everett	Death ($)	Disability ($)	Termination Without Cause or Quit for Good Reason ($)	Termination Without Cause or Quit for Good Reason Following a Change in Control ($)
2 × Base Salary	N/A	N/A	1,200,000	1,200,000
2 × Bonus	N/A	N/A	1,200,000	1,200,000
Pro-Rated Incentive Bonus for Past Fiscal Year	392,700	392,700	392,700	392,700
Benefits	28,493	28,493	28,493	28,493
SERP Vesting	236,855	236,855	236,855	236,855
Vesting of Equity(1)	1,142,816	1,142,816	1,142,816	1,445,232	(2)
280G Gross Up	N/A	N/A	N/A	N/A
Retention Award Vesting	—	—	$600,000	$600,000

Jocelyn Konrad	Death ($)	Disability ($)	Termination Without Cause or Quit for Good Reason ($)	Termination Without Cause or Quit for Good Reason Following a Change in Control ($)
2 × Base Salary	N/A	N/A	900,000	900,000
2 × Bonus	N/A	N/A	N/A	N/A
Pro-Rated Incentive Bonus for Past Fiscal Year	252,450	252,450	252,450	252,450
Benefits	27,994	27,994	27,994	27,994
SERP Vesting	218,667	218,667	218,667	218,667
Vesting of Equity(1)	549,442	549,442	549,442	634,628	(2)
280G Gross Up	N/A	N/A	N/A	N/A
Retention Award Vesting	—	—	$450,000	$450,000

(1)                     Includes the value of equity awards and performance awards held by the officer that would become vested under the applicable circumstances. The value of stock options shown is based on the excess of $1.91, the closing price of a share of Rite Aid common stock on the last trading day before March 3, 2018, over the exercise price of such options, multiplied by the number of unvested stock options held by the officer that would become vested under the applicable circumstances. The value of restricted stock and performance awards that are settled in stock shown is determined by multiplying $1.91, the closing price of a share of Rite Aid common stock on the last trading day before March 3, 2018 and the number of shares of restricted stock and the number of performance awards that are settled in stock held by the officer that would become vested under the applicable circumstances.

(2)                     The value would also apply upon a change in control under the assumption that outstanding equity awards are not assumed or substituted in the change in control transaction, resulting in full vesting upon the change in control, as described above in the “Potential Payments Upon Termination or Change in Control—Change in Control Arrangements” narrative.

PAY RATIO DISCLOSURE

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K under the Exchange Act, we are providing the following information about the relationship of the annual total compensation of our employees other than our Chief Executive Officer (our “CEO”) and the annual total compensation of our CEO.  This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below.  Of our total employee base of 53,594 associates employed as of March 3, 2018, we determined that the 2018 annual total compensation of the median employee, other than our CEO, was $32,471 and our CEO’s 2018 annual total compensation was $9,333,530.  The ratio of these amounts is 287:1.

To identify the median employee among our associates other than the CEO, we used wages taxable for federal medical health insurance purposes for the period from March 5, 2017 through March 3, 2018, with such amounts annualized for those permanent employees who were hired during the year.  After identifying the median employee (who is a cashier), we calculated annual total compensation for such employee using the same methodology we use to determine Mr. Standley’s annual total compensation in the Summary Compensation Table for Fiscal Year 2018, with the following exception.  We took into account the compensation provided under non-discriminatory health and welfare plans by including actual contributions to a union-sponsored Health Fund for the median employee. As required by SEC rules, in calculating the annual total compensation for Mr. Standley, we also took into account the actuarial value of the health and welfare benefits for salaried employees that are self-insured by the Company, which value is not included in the Summary Compensation Table total for Mr. Standley for fiscal year 2018, in accordance with SEC rules regarding the disclosure of compensation under broad-based plans.

The SEC rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Marcy Syms (Chair), Bruce G. Bodaken and Michael N. Regan. During fiscal year 2018, no member of the Compensation Committee was an employee or former employee or executive officer of the Company.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of March 3, 2018, with respect to the compensation plans under which our common stock may be issued:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	30,737,998	$2.57	37,277,257
Equity compensation plans not approved by stockholders(1)	—	—	—
Total(2)	30,737,998	$2.57	37,277,257

(1)                     These plans include the Company’s 1999 Plan, under which 10,000,000 shares of common stock are authorized for the grant of stock options at the discretion of the Compensation Committee, and the 2001 Plan, under which 20,000,000 shares of common stock are authorized for the grant of stock options, also at the discretion of the Compensation Committee. Both plans provide for the Compensation Committee to determine both when and in what manner options may be exercised; however, option terms may not extend for more than 10 years from the applicable date of grant. The plans provide that stock options may only be granted with exercise prices that are not less than the fair market value of a share of common stock on the date of grant. No securities remain available for future issuance under either the 1999 Plan or the 2001 Plan.

(2)                     On a fully diluted basis, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, the number of shares outstanding was 1,067,318,544.

Of the 37,277,257 shares remaining, there are 25,708,453 shares available for the grant of awards other than stock options or stock appreciation rights.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 21, 2018 (except as otherwise noted), certain information concerning the beneficial ownership of (a) each director, (b) each of our “Named Executive Officers” (as such term is defined in Item 402(a)(3) of Regulation S-K under the Exchange Act), (c) each holder known to us to beneficially own more than 5% of our common stock and (d) all directors and executive officers as a group (based on 1,067,386,356 shares of common stock outstanding as of April 21, 2018). Each of the persons named below has sole voting power and sole investment power with respect to the shares set forth opposite his or her name, except as otherwise noted.

Beneficial Owners	Number of Common Shares Beneficially Owned(1)		Percentage of Class
Named Executive Officers and Directors:
David Abelman	285,054	(2)	*
Joseph B. Anderson, Jr.	350,768	(3)	*
Bruce G. Bodaken	129,276	(4)	*
Kermit Crawford	975,610		*
Bryan Everett	642,761	(5)	*
David R. Jessick	797,132	(6)	*
Darren W. Karst	951,969	(7)	*
Jocelyn Konrad	304,729	(8)	*
Kevin E. Lofton	109,074	(9)	*
Enio Anthony Montini	1,141,475	(10)	*
Myrtle S. Potter	78,790	(11)	*
Michael N. Regan	350,768	(12)	*
Frank A. Savage	24,847	(13)	*
John T. Standley	16,201,053	(14)	1.52%
Marcy Syms	350,768	(15)	*
All Executive Officers and Directors (16 persons)	22,022,181	(16)	2.06%
5% Stockholders:
The Vanguard Group	87,936,346	(17)	8.24%
100 Vanguard Blvd.
Malvern, PA 19355

*                                         Percentage less than 1% of class.

(1)                     Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act, thereby including options exercisable within 60 days of April 21, 2018.

(2)                     This amount includes 31,025 shares which may be acquired within 60 days by exercising stock options.

(3)                     This amount includes 310,768 restricted stock units that have vested or will vest before June 20, 2018 at which time said units will be payable in shares of common stock when Mr. Anderson leaves the Board.

(4)                     This amount represents 31,250 restricted stock units that have vested or will vest before June 20, 2018 at which time said units will be payable in shares of common stock when Mr. Bodaken leaves the Board.

(5)                     This amount includes 33,400 shares which may be acquired within 60 days by exercising stock options.

(6)                     This amount includes 310,768 restricted stock units that have vested or will vest before June 20, 2018 at which time said units will be payable in shares of common stock when Mr. Jessick leaves the Board.

(7)                     This amount includes 234,050 shares which may be acquired within 60 days by exercising stock options.

(8)                     This amount includes 97,150 shares which may be acquired within 60 days by exercising stock options.

(9)                     This amount represents 11,048 restricted stock units that will vest before June 20, 2018 at which time said units will be payable in shares of common stock when Mr. Lofton leaves the Board.

(10)              This amount includes 210,925 shares which may be acquired within 60 days by exercising stock options.

(11)              This amount represents 8,953 restricted stock units that will vest before June 20, 2018 at which time said units will be payable in shares of common stock when Ms. Potter leaves the Board.

(12)              This amount includes 310,768 restricted stock units that have vested or will vest before June 20, 2018 at which time said units will be payable in shares of common stock when Mr. Regan leaves the Board.

(13)              This amount includes 24,847 restricted stock units that have vested or will vest before June 20, 2018 at which time said units will be payable in shares of common stock when Mr. Savage leaves the Board.

(14)              This amount includes 11,607,210 shares which may be acquired within 60 days by exercising stock options.

(15)              This amount includes 310,768 restricted stock units that have vested or will vest before June 20, 2018 at which time said units will be payable in shares of common stock when Marcy Syms leaves the Board.

(16)              This amount includes 12,228,185 shares which may be acquired within sixty (60) days by exercising stock options by all directors and executive officers and 1,319,170 restricted stock units that have vested and will be payable in shares of common stock when the directors leave the Rite Aid board of directors.

(17)              This information is as of December 31, 2017 and based solely on a Schedule 13G/A filed by The Vanguard Group with the SEC on February 12, 2018.

Changes in Control

On February 18, 2018, Rite Aid entered into the Merger Agreement with Albertsons, Merger Sub II and Merger Sub.  Pursuant to the Merger Agreement, (i) Merger Sub will merge with and into Rite Aid, with Rite Aid surviving the Merger as a wholly-owned direct subsidiary of Merger Sub II, and (ii) immediately following the Merger, the Surviving Corporation will merge with and into Merger Sub II with Merger Sub II surviving the Subsequent Merger as a wholly-owned direct subsidiary of Albertsons.  At the Effective Time, each share of Rite Aid’s common stock, par value $1.00 per share, issued and outstanding immediately prior to the Effective Time will be converted into the right to receive and become exchangeable for 0.1000 of a fully paid and nonassessable share of Albertsons Common Stock, without interest, plus, at the election of the holder of the Rite Aid stock, either (i) an amount in cash equal to $0.1832 per share, without interest, or (ii) an additional 0.0079 of a fully paid and nonassessable share of Albertsons Common Stock. On March 29, 2018, Rite Aid announced the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with the Merger. The Merger remains subject to other customary closing conditions, including the approval of Rite Aid stockholders. Subject to these approvals, the merger is expected to close in the early part of the second half of calendar 2018.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Related Person Transactions

We have adopted a written policy concerning the review, approval or ratification of transactions with related persons. The Nominating and Governance Committee is responsible for review, approval or ratification of “related person transactions” between the Company or its subsidiaries and related persons. Under SEC rules, a related person is, or any time since the beginning of the last fiscal year was, a director, an executive officer, a nominee for director, a more than 5% stockholder of the Company or an immediate family member (as defined under applicable SEC rules) of any of the foregoing. A related person transaction is any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person had, has or will have a direct or indirect material interest.

Directors, executive officers and nominees must complete an annual questionnaire and disclose all potential related person transactions involving themselves and their immediate family members that are known to them. Throughout the year, directors and executive officers must notify the Corporate Secretary and Chief Accounting Officer of any potential related person transactions as soon as they become aware of any such transaction. The Corporate Secretary and Chief Accounting Officer inform the Nominating and Governance Committee of any related person transaction of which they are aware. The Corporate Secretary and Chief Accounting Officer are responsible for conducting a preliminary analysis and review of potential related person transactions and presentation to the Nominating and Governance Committee for review, including provision of additional information to enable proper consideration by the Nominating and Governance Committee. As necessary, the Nominating and Governance Committee shall review approved related person transactions on a periodic basis throughout the duration of the transaction to ensure that the transactions remain in the best interests of the Company. The Nominating and Governance Committee may, in its discretion, engage outside counsel to review certain related person transactions. In addition, the Nominating and Governance Committee may request that the full Board of Directors consider the approval or ratification of related person transactions if the Nominating and Governance Committee deems it advisable. A copy of our full policy concerning transactions with related persons is available on the Governance section of our website at www.riteaid.com under the headings “Corporate Info—Governance—Related Person Transactions.”

Related Person Transactions

Matthew Schroeder’s brother is a partner in the law firm of Littler Mendelson P.C.  The Company paid the law firm approximately $1.5 million in fiscal year 2018 for employment and labor legal services.  These legal services are provided to Rite Aid on an arm’s length basis. Mr. Schroeder has never had any role or involvement in the supervision of these services provided to Rite Aid or in any decisions regarding the retention of Littler Mendelson.  The Company’s relationship with Littler Mendelson pre-dates Mr. Schroeder becoming an executive officer of Rite Aid.  The Nominating and Governance Committee will review in due course the Company’s ongoing relationship with Littler Mendelson to ensure that it remains in the best interests of the Company.

Director Independence

For a director to be considered independent under the NYSE corporate governance listing standards, the Board of Directors must affirmatively determine that the director does not have any direct or indirect material relationship with the Company, including any of the relationships specifically proscribed by the NYSE independence standards. The Board considers all relevant facts and circumstances in making its independence determinations. Only independent directors may serve on our Audit Committee, Compensation Committee and Nominating and Governance Committee.

As a result of this review, the Board affirmatively determined that the following directors, including each director serving on the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, satisfy the independence requirements of the NYSE listing standards: Joseph B. Anderson, Jr., Bruce G. Bodaken, David R. Jessick, Kevin E. Lofton, Myrtle S. Potter, Michael N. Regan, Frank A. Savage and Marcy Syms. The Board also determined that the members of the Audit Committee satisfy the additional independence requirements of Rule 10A-3 under the Exchange Act and the additional NYSE independence requirements for audit committee members. In addition, the Board has determined that the members of the Compensation Committee satisfy the additional NYSE independence requirements for compensation committee members.

Item 14.                          Principal Accountant Fees and Services

The Audit Committee pre-approved audit, other audit-related and tax services performed by our independent registered public accounting firm.  In addition to pre-approving the audit and other audit-related and tax services performed by our independent registered public accounting firm, the Audit Committee requests fee estimates associated with each proposed service. Providing a fee estimate for a service incorporates appropriate oversight and control of the independent registered public accounting firm relationship. On a quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date against pre-approved services and fee estimates.

As outlined in the table below, we incurred the following fees, including expenses billed to the Company for the fiscal years ended March 3, 2018 and March 4, 2017 by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

	Fiscal Year Ended
Description of Fees	March 3, 2018	March 4, 2017
	(Amounts in millions)
Audit Fees, including audit of annual financial statements and reviews of interim financial statements, registration statement filings and comfort letters related to various refinancing activities	$3.4	$3.3
Audit-Related Fees, acquisition-related due diligence procedures and audits of employee benefit plans’ financial statements	$1.0	$0.2
Tax Fees, tax compliance advice and planning	$0.1	$0.0
All Other Fees	$0.0	$0.0
Total	$4.5	$3.5

PART IV

Item 15.                          Exhibits and Financial Statement Schedule

(a) Documents filed as part of the report

1. Financial Statements

The consolidated financial statements of Rite Aid were previously filed with the Original Report.

2. Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts—Years ended March 3, 2018, March 4, 2017 and February 27, 2016 was previously filed with the Original Report. All other schedules are omitted as the required information is inapplicable, or the information is presented in the financial statements or related notes, which were previously filed with the Original Report.

3. Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Amendment.

Exhibit Numbers	Description	Incorporation By Reference To

31.3	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.4	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

APPENDIX A

ADJUSTED EBITDA, ADJUSTED NET INCOME (LOSS), ADJUSTED NET INCOME (LOSS) PER DILUTED SHARE AND OTHER NON-GAAP MEASURES

We use certain non-GAAP measures, such as “Adjusted EBITDA,” in assessing our operating performance. We believe the non-GAAP metrics serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments, charges or credits for facility closing and impairment, goodwill impairment, inventory write-downs related to store closings, debt retirements, the WBA merger termination fee, and other items (including stock-based compensation expense, merger and acquisition-related costs, severance and costs related to distribution center closures, gain or loss on sale of assets, and revenue deferrals related to our customer loyalty program). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors. In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

The following is a reconciliation of our net (loss) income to Adjusted EBITDA for fiscal 2018, 2017 and 2016:

	March 3, 2018 (52 weeks)	March 4, 2017 (53 weeks)	February 27, 2016 (52 weeks)
	(Dollars in thousands)
Net (loss) income—continuing operations	$(349,532)	$4,080	$102,088
Interest expense	202,768	200,065	186,132
Income tax expense	305,987	44,438	49,512
Depreciation and amortization expense	386,057	407,366	361,134
LIFO (credit) charge	(28,827)	(3,721)	7,892
Lease termination and impairment charges	58,765	45,778	40,477
Goodwill impairment	261,727	—	—
Loss on debt retirements, net	—	—	33,205
WBA merger termination fee	(325,000)	—	—
Other	47,949	42,045	68,827
Adjusted EBITDA—continuing operations	$559,894	$740,051	$849,267

        The following is a reconciliation of our net (loss) income to Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share for fiscal 2018, 2017, and 2016. Adjusted Net (Loss) Income is defined as net (loss) income excluding the impact of amortization of EnvisionRx intangible assets, merger and acquisition-related costs, loss on debt retirements, LIFO adjustments, goodwill impairment, and the WBA merger termination fee. We calculate Adjusted Net (Loss) Income per Diluted Share using our above-referenced definition of Adjusted Net (Loss) Income. We believe Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share serve as appropriate measures to be used in evaluating the performance of our business and help our investors better compare our operating performance over multiple periods.

	March 3, 2018 (52 weeks)	March 4, 2017 (53 weeks)	February 27, 2016 (52 weeks)
	(Dollars in thousands)
Net (loss) income from continuing operations	$(349,532)	$4,080	$102,088
Add back—Income tax expense	305,987	44,438	49,512
Income before income taxes—continuing operations	(43,545)	48,518	151,600
Adjustments:
Amortization of EnvisionRx intangible assets	78,554	83,022	55,527
LIFO (credit) charge	(28,827)	(3,721)	7,892
Goodwill impairment	261,727	—	—
Loss on debt retirements, net	—	—	33,205
Merger and Acquisition-related costs	24,283	14,066	27,482
WBA merger termination fee	(325,000)	—	—
Adjusted (loss) income before income taxes—continuing operations	(32,808)	141,885	275,706
Adjusted income tax (benefit) expense(a)	(12,570)	57,344	111,102
Adjusted net (loss) income from continuing operations	$(20,238)	$84,541	$164,604
Net (loss) income per diluted share—continuing operations	$(0.33)	$0.00	$0.10
Adjusted net (loss) income per diluted share—continuing operations	$(0.02)	$0.08	$0.16

(a)                     The fiscal year 2018, 2017 and 2016 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL’s, state credits and valuation allowance, are used for the fifty-two weeks ended March 3, 2018, the fifty-three weeks ended March 4, 2017, and the fifty-two weeks ended February 27, 2016, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION

	By:	/s/ JOHN T. STANDLEY
John T. Standley
Chairman and Chief Executive Officer
Dated: June 1, 2018