Form 10-Q
period 2018-06-02
RITE AID CORP
filed 2018-07-06
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2018

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

The registrant had 1,066,805,893 shares of its $1.00 par value common stock outstanding as of June 27, 2018.

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

•                  risks related to the expected timing and likelihood of completion of the pending Merger (as defined in Part I Item 1 below) with Albertsons Companies, Inc. (“Albertsons”), including the risk that the transaction may not close due to one or more closing conditions to the transaction not being satisfied or waived, including that the required approval of the Merger by our stockholders was not obtained;

•                  the inability to complete the sale of distribution centers to WBA (as defined in Part I, Item 1 below), receive the related proceeds and recognize the corresponding expected gain due to the failure to satisfy the minimal remaining conditions applicable only to the distribution centers being transferred at such distribution center closing and other risks related to obtaining the requisite consents to the remaining distribution center closing of the Sale;

•                  risks related to our ability to successfully integrate with Albertsons’ business, which may result in the combined company not operating as effectively and efficiently as expected and the risk that the combined company may be unable to achieve cost savings or revenue synergies or it may take longer than expected to achieve those synergies;

•                  the risk of the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement (as defined in Part I, Item 1 below) with Albertsons, including circumstances requiring us to pay Albertsons a termination fee pursuant to the Merger Agreement;

•                  the risk that the proposed Merger and its announcement could have an adverse effect on our ability to retain customers and retain and hire key personnel and maintain relationships with our suppliers and customers and on our operating results and businesses generally;

•                  the impact on our business, operating results and relationships with customers, suppliers, third party payors, and employees, resulting from our efforts over the past two years to consummate a significant transaction with Walgreens Boots Alliance, Inc. (“WBA”);

•                  the risk that we will not be able to meet our obligations under our Transition Services Agreement (“TSA”) with WBA, which could expose us to significant financial penalties;

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

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended March 3, 2018 (the “Fiscal 2018 10-K”), as well as in the “Risk Factors” section of the Fiscal 2018 10-K, which we filed with the SEC on April 26, 2018 and is available on the SEC’s website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	June 2, 2018	March 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$147,092	$447,334
Accounts receivable, net	1,908,955	1,869,100
Inventories, net of LIFO reserve of $591,056 and $581,090	1,809,595	1,799,539
Prepaid expenses and other current assets	151,059	181,181
Current assets held for sale	179,442	438,137
Total current assets	4,196,143	4,735,291
Property, plant and equipment, net	1,401,924	1,431,246
Goodwill	1,421,120	1,421,120
Other intangibles, net	568,920	590,443
Deferred tax assets	522,674	594,019
Other assets	218,672	217,208
Total assets	$8,329,453	$8,989,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$19,025	$20,761
Accounts payable	1,767,777	1,651,363
Accrued salaries, wages and other current liabilities	1,030,292	1,231,736
Current liabilities held for sale	—	560,205
Total current liabilities	2,817,094	3,464,065
Long-term debt, less current maturities	3,134,704	3,340,099
Lease financing obligations, less current maturities	28,874	30,775
Other noncurrent liabilities	536,470	553,378
Total liabilities	6,517,142	7,388,317
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 1,067,197 and 1,067,318	1,067,197	1,067,318
Additional paid-in capital	4,855,901	4,850,712
Accumulated deficit	(4,076,602)	(4,282,471)
Accumulated other comprehensive loss	(34,185)	(34,549)
Total stockholders’ equity	1,812,311	1,601,010
Total liabilities and stockholders’ equity	$8,329,453	$8,989,327

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	June 2, 2018	June 3, 2017
Revenues	$5,388,490	$5,436,523
Costs and expenses:
Cost of revenues	4,219,741	4,274,580
Selling, general and administrative expenses	1,152,627	1,160,940
Lease termination and impairment charges	9,859	4,038
Interest expense	62,792	51,000
Loss on debt retirements, net	554	—
Gain on sale of assets, net	(5,859)	(5,877)
	5,439,714	5,484,681
Loss from continuing operations before income taxes	(51,224)	(48,158)
Income tax benefit	(9,497)	(12,121)
Net loss from continuing operations	(41,727)	(36,037)
Net income (loss) from discontinued operations, net of tax	256,143	(39,312)
Net income (loss)	$214,416	$(75,349)
Computation of (loss) income attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(41,727)	$(36,037)
Income (loss) from discontinued operations attributable to common stockholders—basic and diluted	256,143	(39,312)
Income (loss) attributable to common stockholders—basic and diluted	$214,416	$(75,349)

Basic and diluted income (loss) per share:
Continuing operations	$(0.04)	$(0.03)
Discontinued operations	$0.24	$(0.04)
Net basic and diluted income (loss) per share	$0.20	$(0.07)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	June 2, 2018	June 3, 2017
Net income (loss)	$214,416	$(75,349)
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $144 and $342 tax expense	364	514
Total other comprehensive income	364	514
Comprehensive income (loss)	$214,780	$(74,835)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	June 2, 2018	June 3, 2017
Operating activities:
Net income (loss)	$214,416	$(75,349)
Net income (loss) from discontinued operations, net of tax	256,143	(39,312)
Net loss from continuing operations	$(41,727)	$(36,037)
Adjustments to reconcile to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	94,529	101,029
Lease termination and impairment charges	9,859	4,038
LIFO charge	9,966	10,173
Gain on sale of assets, net	(5,859)	(5,877)
Stock-based compensation expense	5,031	9,038
Loss on debt retirements, net	554	—
Changes in deferred taxes	(12,355)	(38,160)
Changes in operating assets and liabilities:
Accounts receivable	(194,159)	(34,611)
Inventories	31,101	28,068
Accounts payable	207,960	(34,313)
Other assets and liabilities, net	(121,214)	44,421
Net cash (used in) provided by operating activities of continuing operations	(16,314)	47,769
Investing activities:
Payments for property, plant and equipment	(47,971)	(38,325)
Intangible assets acquired	(13,655)	(5,521)
Proceeds from insured loss	—	8,639
Proceeds from dispositions of assets and investments	9,916	2,137
Proceeds from sale-leaseback transactions	2,587	—
Net cash used in investing activities of continuing operations	(49,123)	(33,070)
Financing activities:
Net proceeds from (payments to) revolver	190,000	(90,000)
Principal payments on long-term debt	(431,106)	(3,503)
Change in zero balance cash accounts	1,083	28,768
Net proceeds from issuance of common stock	910	147
Payments for taxes related to net share settlement of equity awards	—	(147)
Financing fees paid for early redemption	(13)	—
Net cash used in financing activities of continuing operations	(239,126)	(64,735)
Cash flows from discontinued operations:
Operating activities of discontinued operations	(74,050)	44,965
Investing activities of discontinued operations	603,402	(25,126)
Financing activities of discontinued operations	(525,031)	(764)
Net cash provided by discontinued operations	4,321	19,075
Decrease in cash and cash equivalents	(300,242)	(30,961)
Cash and cash equivalents, beginning of period	447,334	245,410
Cash and cash equivalents, end of period	$147,092	$214,449

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended June 2, 2018 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2018 10-K.

The discussion and presentation of the operating and financial results of our business segments have been impacted by the following event.

Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement (the “Amended and Restated Asset Purchase Agreement”), dated as of September 18, 2017, by and among Rite Aid, WBA and Walgreen Co., an Illinois corporation and wholly owned direct subsidiary of WBA (“Buyer”), Buyer agreed to purchase from Rite Aid 1,932 stores (the “Acquired Stores”), three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of approximately $4.375 billion, on a cash free, debt free basis (the “Asset Sale” or the “Sale”). As of March 27, 2018, the Company has sold all 1,932 Acquired Stores and related assets to WBA in exchange for proceeds of $4,156.7 million, which were used to repay outstanding debt. Based on its magnitude and because the Company is exiting certain markets, the Sale represents a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Asset Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the assets and liabilities to be sold, including the 1,932 Acquired Stores, three (3) distribution centers, related inventory and other specified assets and liabilities related thereto (collectively the “Assets to be Sold” or “Disposal Group”) to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended June 2, 2018 and March 3, 2018, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, corporate support activities related to the Disposal Group were not reclassified to discontinued operations. Please see additional information as provided in Note 3 Asset Sale to WBA.

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU No. 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net),” which amends the principal-versus-agent implementation guidance and in April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” which amends the guidance in those areas in the new revenue recognition standard. These ASUs, collectively the “new revenue standard”, are effective for annual reporting periods (including interim reporting periods within those periods) beginning January 1, 2018.

The Company adopted the new revenue standard as of March 4, 2018 using the modified retrospective method and applying the new standard to all contracts with customers.  Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.  In connection with the adoption of the new revenue standard, the Company identified one difference in its Retail Pharmacy segment related to the timing of revenue recognition for third party prescription revenues, which was historically recognized at the time the prescription was filled.  Upon adoption of ASU No. 2014-09, this revenue is recognized at the time the customer takes possession of the merchandise. In connection with its March 4, 2018

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

adoption of the new revenue standard on a modified retrospective basis, the Company recorded a reduction to accounts receivable of $57,897, a reduction to deferred tax assets of $1,772, an increase to inventory of $51,121, and a corresponding increase to accumulated deficit of $8,548 within its Retail Pharmacy segment.

In addition, the Company identified revenues under one specific rebate administration program under which the Company’s Pharmacy Services segment was determined to be the principal and historically recognized revenues and cost of revenues on a gross basis of approximately $123,500 during fiscal 2018. Upon adoption of the new revenue standard, the Company is required to record revenue from this program on a net basis.   The Company expects the impact of the adoption of the new revenue standard to be immaterial to its revenues, net income, and cash flows on an ongoing basis.

The following is a discussion of the Company’s revenue recognition policies by segment under the new revenue recognition accounting standard:

Revenue Recognition

Retail Pharmacy Segment

For front end sales, the Retail Pharmacy segment recognizes revenues upon the transfer of control of the goods to the customer. The Company satisfies its performance obligation at the point of sale for front end transactions. The Retail Pharmacy segment front end revenue is measured based on the amount of fixed consideration that we expect to receive, net of an allowance for estimated future returns. Return activity is immaterial to revenues and results of operations in all periods presented.

For pharmacy sales, the Retail Pharmacy segment recognizes revenue upon the transfer of control of the goods to the customer. The Company satisfies its performance obligation, upon pickup by the customer, which is when the customer takes title to the product.  Each prescription claim is its own arrangement with the customer and is a performance obligation, separate and distinct from other prescription claims.  The Company’s revenue is measured based on the amount of fixed consideration that we expect to receive, reduced by refunds owed to the third party payor for pricing guarantees and performance against defined value-based service and performance metrics. The inputs to these estimates are not highly subjective or volatile.  The effect of adjustments between estimated and actual amounts have not been material to the Company’s results of operations or financial position. Prescriptions are generally not returnable.

The Retail Pharmacy segment offers a chain-wide loyalty card program titled wellness +. Individual customers are able to become members of the wellness + program.  Members participating in the wellness + loyalty card program earn points on a calendar year basis for eligible front end merchandise purchases and qualifying prescription purchases which may be redeemed to pay for future purchases. One point is awarded for each dollar spent towards front end merchandise and 25 points are awarded for each qualifying prescription.

Members reach specific wellness + tiers based on the points accumulated during the calendar year, which entitles such customers to certain future discounts and other benefits upon reaching that tier. For example, any customer that reaches 1,000 points in a calendar year achieves the “Gold” tier, enabling him or her to receive a 20% discount on qualifying purchases of front end merchandise for the remaining portion of the calendar year and also the next calendar year. There is also a similar “Silver” level with a lower threshold and benefit level.

Points earned pursuant to the wellness+ program represent a performance obligations and the Company allocates revenue between the merchandise purchased and the wellness + points based on the relative stand-alone selling price of each performance obligation. The relative value of the wellness + points is initially deferred as a contract liability (included in other current and noncurrent liabilities). As customers redeem the points to receive discounted front end merchandise or when the points expire, the Retail Pharmacy segment recognizes an allocable portion of the deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $73,191 as of June 2, 2018, of which $49,793 is included in other current liabilities and $23,398 is included in noncurrent liabilities. The Retail Pharmacy segment had accrued contract liabilities of $63,851 as of March 3, 2018, of which $50,036 is included in other current liabilities and $13,815 is included in noncurrent liabilities.

The wellness + program also allows a customer to earn Bonus Cash based on qualifying purchases. Wellness + Rewards members have the opportunity to redeem his or her accumulated Bonus Cash on a future purchase with a 60 day expiration window. All Bonus Cash is redeemed using a FIFO methodology (i e., first Bonus Cash earned are the first to be redeemed).

For a majority of the Bonus Cash issuances, funding is provided by our vendors through contractual arrangements. This funding is treated as a contract liability and remains a contract liability until i) a wellness + Rewards members redeem their Bonus Cash, or ii) wellness + Rewards members allow the Bonus Cash to expire. Upon redemption or expiration, the Retail Pharmacy segment recognizes an allocable portion of the accrued contract liability into revenue. For Bonus Cash issuances that are not vendor

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

funded, the contract liability is recorded at the time of issuance through a reduction to revenues, and not recognized until the Bonus Cash is redeemed or expires.

Pharmacy Services Segment

The Pharmacy Services segment sells prescription drugs indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy. The Pharmacy Services segment recognizes revenue from prescription drugs sold by (i) its mail service dispensing pharmacy and (ii) under retail pharmacy network contracts where it is the principal at the contract prices negotiated with its clients, primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States. Revenues include: (i) the portion of the price the client pays directly to the Pharmacy Services segment, net of any volume-related or other discounts paid back to the client (see “Drug Discounts” below), (ii) the price paid to the Pharmacy Services segment by client plan members for mail order prescriptions (“Mail Co-Payments”) (iii) client plan member copayments made directly to the retail pharmacy network, and (iv) administrative fees. Revenue is recognized when the Pharmacy Services segment meets its performance obligations relative to each transaction type, The following revenue recognition policies have been established for the Pharmacy Services segment:

•                  Revenues generated from prescription drugs sold by third party pharmacies in the Pharmacy Services segment’s retail pharmacy network and associated administrative fees are recognized at the Pharmacy Services segment’s point-of-sale, which is when the claim is adjudicated by the Pharmacy Services segment’s online claims processing system.  At this point the Company has performed all of its performance obligations.

•                  Revenues generated from prescription drugs sold by the Pharmacy Services segment’s mail service dispensing pharmacy are recognized when the prescription is shipped. At the time of shipment, the Pharmacy Services segment has performed all of its performance obligations under its client contracts, as control of and title to the product has passed to the clients plan member.  The Pharmacy Services segment does not experience a significant level of returns or reshipments.

•                  Revenues generated from administrative fees based on membership or claims volume are recognized monthly based on the terms within the individual contracts, either a monthly member based fee, or a claims volume based fee.

In the majority of its contracts, the Pharmacy Services segment is the principal because its client contracts give clients the right to obtain access to its pharmacy contracts under which the Pharmacy Services segment directs its pharmacy network to provide the services (drug dispensing, consultation, etc.) and goods (prescription drugs) to the clients’ members at its  negotiated pricing. The Pharmacy Services segment’s obligations under its client contracts are separate and distinct from its obligations to the third party pharmacies included in its retail pharmacy network contracts. Pursuant to these contracts, the Pharmacy Services segment is contractually required to pay the third party pharmacies in its retail pharmacy network for products sold after payment is received from its clients. The Pharmacy Services segment has control over these transactions until the prescription is transferred to the member and, thus, that it is acting as a principal. As such, the Pharmacy Services segment records the total prescription price contracted with clients in revenues.

Amounts paid to pharmacies and amounts charged to clients are exclusive of the applicable co-payment under Pharmacy Services segment contracts. Retail pharmacy co-payments, which we instruct retail pharmacies to collect from members, are included in our revenues and our cost of revenues.

For contracts under which the Pharmacy Services segment acts as an agent or does not control the prescription drugs prior to transfer to the client, no revenue is recognized.

Drug Discounts—The Pharmacy Services segment deducts from its revenues that are generated from prescription drugs sold by third party pharmacies any rebates, inclusive of discounts and fees, earned by its clients based on utilization levels and other factors as negotiated with the prescription drug manufacturers or suppliers. Rebates are paid to clients in accordance with the terms of client contracts.

Medicare Part D—The Pharmacy Services segment, through its EIC subsidiary, participates in the federal government’s Medicare Part D program as a Prescription Drug Plan (“PDP”). Please refer to Note 8, Medicare Part D.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Disaggregation of Revenue

The following table disaggregates the Company’s revenue by major source in each segment for the thirteen week period ended June 2, 2018:

In millions	For the thirteen week period ended June 2, 2018
Retail Pharmacy segment:
Pharmacy sales	$2,565,286
Front end sales	1,296,147
Other revenue	36,332
Total Retail Pharmacy segment	$3,897,765

Pharmacy Services segment	1,542,762
Intersegment elimination	(52,037)
Total revenue	$5,388,490

Impact of New Revenue Recognition Standard on Financial Statement Line Items

The Company adopted the new revenue standard using the modified retrospective method. The cumulative effect of applying the new standard to all contracts was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue standard, the following adjustments were made to accounts on the condensed consolidated balance sheet as of March 4, 2018:

	Impact of Change in Accounting Policy
	As Reported		Adjusted
In millions	March 3, 2018	Adjustments	March 4, 2018
Condensed Consolidated Balance Sheet:
Accounts receivable, net	$1,869,100	$(57,897)	$1,811,203
Inventories, net	1,799,539	51,121	1,850,660
Deferred tax assets	594,019	(1,772)	592,247
Total assets	8,989,327	(8,548)	8,980,779
Accumulated deficit	(4,282,471)	(8,548)	(4,291,019)
Total shareholders’ equity	1,601,010	(8,548)	1,592,462

Recently Issued Accounting Pronouncements Not Yet Adopted

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

2. Merger Agreement

On February 18, 2018, Rite Aid entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Albertsons, Ranch Acquisition II LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of Albertsons (“Merger Sub II”) and Ranch Acquisition Corp., a Delaware corporation and a wholly-owned direct subsidiary of Merger Sub II (“Merger Sub” and, together with Merger Sub II, the “Merger Subs”). Pursuant to the Merger Agreement, (i) Merger Sub will merge with and into Rite Aid (the “Merger”), with Rite Aid surviving the Merger as a wholly-owned direct subsidiary of Merger Sub II (the “Surviving Corporation”), and (ii) immediately following the Merger, the Surviving Corporation will merge with and into Merger Sub II (the “Subsequent Merger” and, together with the Merger, the “Mergers”) with Merger Sub II surviving the Subsequent Merger as a wholly-owned direct subsidiary of Albertsons (the “Surviving Company”).

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

At the effective time of the Merger (the “Effective Time”), each share of Rite Aid’s common stock, par value $1.00 per share, issued and outstanding immediately prior to the Effective Time (other than shares of Rite Aid common stock owned by Albertsons, Merger Sub or Rite Aid (including treasury stock held by Rite Aid), which will be cancelled) will be converted into the right to receive and become exchangeable for 0.1000 (the “Base Exchange Ratio”) of a fully paid and nonassessable share of Albertsons common stock, par value $0.01 per share (“Albertsons Common Stock”) (the “Base Consideration”), without interest, plus, at the election of the holder of Rite Aid common stock, either (i) an amount in cash equal to $0.1832 per share (the “Additional Cash Consideration” and, together with the Base Consideration, the “Cash Election Consideration”), without interest, or (ii) 0.0079 (the “Additional Stock Election Exchange Ratio” and, together with the Base Exchange Ratio, the “Stock Election Exchange Ratio”) of a fully paid and nonassessable share of Albertsons Common Stock (the “Additional Stock Consideration” and, together with the Base Consideration, the “Stock Election Consideration”).

Consummation of the Merger is subject to various closing conditions, including but not limited to (i) approval of the Merger Agreement by holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, (ii) the expiration or earlier termination of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) (which condition was satisfied on March 28, 2018), (iii) the absence of any law or order prohibiting the Merger, (iv) the absence of a material adverse effect on the Company and Albertsons, in each case, as defined in the Merger Agreement, (v) approval for listing, on the NYSE, of the shares of Albertsons Common Stock to be issued in the Merger and to be reserved for issuance in connection with the Merger (which approval was obtained on June 21, 2018), (vi) Albertsons’s registration statement on Form S 4 shall have become effective under the Securities Act (which Form S-4 was declared effective on June 25, 2018), and shall not be the subject of any stop order or proceedings seeking a stop order, (vii) approval of the Ohio Department of Insurance for the change of control of EIC, and (viii) Albertsons shall have delivered the Company a Lock Up Agreement, No Action Agreement and Standstill Agreement, in each case, in the form agreed to by the parties to the Merger Agreement.  The special meeting of Rite Aid’s stockholders to, among other things, consider and vote on a proposal to approve the Merger Agreement has been scheduled for August 9, 2018.

On February 18, 2018, in connection with the Merger Agreement, the Company entered into a standstill agreement (the “Standstill Agreement”) with Albertsons and Cerberus Capital Management, L.P. (“Cerberus”), pursuant to which Cerberus has agreed not to: (i) purchase shares of Albertsons Common Stock or other securities issued by Albertsons, except Cerberus may acquire beneficial ownership of Albertsons Common Stock provided that such beneficial ownership does not result in ownership of 30% or more of the issued and outstanding shares of Albertsons Common Stock in the aggregate following such transaction, (ii) make any public statement or public disclosure regarding any intent, purpose, plan or proposal by Cerberus or any of its controlled affiliates to the composition of the Albertsons board of directors, any merger, consolidation or acquisition of Albertsons or its subsidiaries, (iii) engage in any solicitation of proxies or otherwise solicit the stockholders of Albertsons or (iv) enter into any agreements to make any investment with any person that engages or offers or proposes to engage in any of (i) through (iii) during the standstill period. The standstill period commences at the Effective Time and terminates upon the earliest to occur of (a) thirty days following the date that Cerberus does not have any of its designees on the Albertsons board of directors, (b) the date on which Cerberus no longer has the right to appoint (and has not appointed) at least one director to the Albertsons board of directors and (c) the date on which Albertsons materially breaches or takes any action challenging the validity or enforceability of the provisions of the Merger Agreement that grant Cerberus certain rights to appoint directors to the Albertsons board of directors. In addition, pursuant to the Standstill Agreement, from February 18, 2018 until the Effective Time, Cerberus has agreed not to acquire or agree to acquire beneficial ownership of any shares of Albertsons Common Stock, Rite Aid common stock or other securities or debt issued by Albertsons or Rite Aid that would result in beneficial ownership of 30% or more of the issued and outstanding shares of Albertsons Common Stock at the Effective Time (assuming for the purposes of such calculation that the Effective Time occurred immediately after such acquisition).

3. Asset Sale to WBA

On September 18, 2017, the Company entered into the Amended and Restated Asset Purchase Agreement with WBA and Buyer, which amended and restated in its entirety the previously disclosed Asset Purchase Agreement (the “Original APA”), dated as of June 28, 2017, by and among the Company, WBA and Buyer. Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer agreed to purchase from the Company 1,932 Acquired Stores, three (3) distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of approximately $4,375,000, on a cash-free, debt-free basis in the Sale.

The Company announced on September 19, 2017 that the waiting period under the HSR Act, expired with respect to the Sale. As of March 27, 2018, the Company has completed the store transfer process, and all 1,932 stores and related assets have been transferred to WBA and the Company has received cash proceeds of $4,156,686. The transfer of the three (3) distribution centers and related assets is expected to begin after September 1, 2018. The majority of the closing conditions have been satisfied, and the transfer of the three distribution centers and related assets remains subject to minimal customary closing conditions applicable only to the distribution centers being transferred at such distribution center closings, as specified in the Amended and Restated Asset Purchase Agreement.  The Company has recorded a pre-tax gain on the Sale of the stores of $2,489,389.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. The Company has agreed to various covenants and agreements, including, among others, the Company’s agreement to conduct its business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the distribution center closing. The Company has also agreed to provide transition services to Buyer for up to three (3) years after the initial closing of the Sale. Under the terms of the TSA, the Company provides various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. In connection with these services, the Company purchases the related inventory and incurs cash payments for the selling, general and administrative activities, which, the Company bills on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen week period ended June 2, 2018 were $2,041,075, of which $447,305 is included in Accounts receivable, net. The Company charged WBA TSA fees of $23,735 during the thirteen week period ended June 2, 2018 which are reflected as a reduction to selling, general and administrative expenses. Albertsons is obligated to assume the Company’s remaining obligations under the TSA.

Under the terms of the Amended and Restated Asset Purchase Agreement, the Company has the option to purchase pharmaceutical drugs through an affiliate of WBA under terms, including cost, that are substantially equivalent to Walgreen’s for a period of ten (10) years, subject to certain terms and conditions.

Based on its magnitude and because the Company is exiting certain markets, the Sale represents a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposal Group to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended June 2, 2018 and March 3, 2018, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

The carrying amount of the Assets to be Sold, which were included in the Retail Pharmacy segment, have been reclassified from their historical balance sheet presentation to current assets and liabilities held for sale as follows:

	June 2, 2018	March 3, 2018
Inventories	$111,001	$264,286
Property and equipment	68,441	158,433
Goodwill(a)	—	4,629
Intangible assets	—	10,789
Current assets held for sale	$179,442	$438,137
Current maturities of long-term lease financing obligations	$—	$270
Accrued salaries, wages and other current liabilities	—	6,146
Long-term debt, less current maturities(b)	—	549,549
Lease financing obligations, less current maturities	—	838
Other noncurrent liabilities	—	3,402
Current liabilities held for sale	$—	$560,205

(a)                                 The Company had $76,124 of goodwill in its Retail Pharmacy segment resulting from the acquisition of Health Dialog and RediClinic, which is accounted for as Retail Pharmacy segment enterprise goodwill. The Company has allocated a portion of its Retail Pharmacy segment enterprise goodwill to the discontinued operation.

(b)                                 In connection with the Sale, the Company had estimated that the Sale would generate excess cash proceeds of approximately $4,027,400 which would be used to repay outstanding indebtedness. During the thirteen week period ended June 2, 2018, the Company has a use of cash for financing purposes of $525,031 in its discontinued operations and, based on refinements to its calculations, reduced its estimate of excess cash proceeds by approximately $24,500 and reclassified that amount to assets held and used. Consequently, the Company has classified $0 and $549,549 of estimated cash proceeds to be used for debt repayment to liabilities held for sale as of June 2, 2018 and March 3, 2018, respectively. As of June 2, 2018 and March 3, 2018, the Company repaid outstanding indebtedness of $525,031 and $3,135,000 with Sale proceeds.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The operating results of the discontinued operations that are reflected on the consolidated statements of operations within net income (loss) from discontinued operations are as follows:

	June 2, 2018 (13 weeks)	June 3, 2017 (13 weeks)
Revenues	$23,400	$2,377,857
Costs and expenses:
Cost of revenues(a)	17,081	1,780,765
Selling, general and administrative expenses(a)	13,875	600,640
Lease termination and impairment charges	—	48
Loss on debt retirements, net	4,570	—
Interest expense(b)	4,615	58,937
Gain on stores sold to Walgreens Boots Alliance	(360,557)	—
(Gain) loss on sale of assets, net	—	(156)
	(320,416)	2,440,234
Income (loss) from discontinued operations before income taxes	343,816	(62,377)
Income tax expense (benefit)	87,673	(23,065)
Net income (loss) from discontinued operations, net of tax	$256,143	$(39,312)

(a)                                 Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.

(b)                                 In accordance with ASC 205-20, the operating results for the thirteen week periods ended June 2, 2018 and June 3, 2017, respectively, for the discontinued operations include interest expense relating to the outstanding indebtedness repaid with the estimated excess proceeds from the Sale.

The operating results reflected above do not fully represent the Disposal Group’s historical operating results, as the results reported within net income from discontinued operations only include expenses that are directly attributable to the Disposal Group.

4. Income (Loss) Per Share

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

	Thirteen Week Period Ended
	June 2, 2018	June 3, 2017
Basic and diluted income (loss) per share:
Numerator:
Net loss from continuing operations	$(41,727)	$(36,037)
Net income (loss) from discontinued operations	256,143	(39,312)
Income (loss) attributable to common stockholders— basic and diluted	$214,416	$(75,349)
Denominator:
Basic weighted average shares	1,054,381	1,046,826
Outstanding options and restricted shares, net	—	—
Diluted weighted-average shares	1,054,381	1,046,826

Basic and diluted income (loss) per share:
Continuing operations	$(0.04)	$(0.03)
Discontinued operations	0.24	(0.04)
Net basic and diluted income (loss) per share	$0.20	$(0.07)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Due to their antidilutive effect, 25,768 and 33,747 potential common shares related to stock options have been excluded from the computation of diluted income (loss) per share for the thirteen week period ended June 2, 2018 and June 3, 2017, respectively. Also, excluded from the computation of diluted income (loss) per share as of June 2, 2018 and June 3, 2017 are restricted shares of 11,339 and 5,623, respectively, which are included in shares outstanding.

5. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended
	June 2, 2018	June 3, 2017
Impairment charges	$283	$659
Lease termination charges	9,576	3,379
	$9,859	$4,038

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

	Thirteen Week Period Ended
	June 2, 2018	June 3, 2017
Balance—beginning of period	$133,290	$165,138
Provision for present value of noncancellable lease payments of closed stores	8,130	913
Changes in assumptions about future sublease income, terminations and changes in interest rates	(1,038)	(549)
Interest accretion	2,685	3,095
Cash payments, net of sublease income	(11,885)	(12,931)
Balance—end of period	$131,182	$155,666

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

•                  Level 3—Inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of inputs market participants could use in pricing the asset or liability at the measurement date, including assumptions about risk.

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirteen week period ended June 2, 2018, long-lived assets from continuing operations with a carrying value of $1,575, primarily store assets, were written down to their fair value of $1,292, resulting in an impairment charge of $283. During the thirteen week period ended June 3, 2017, long-lived assets from continuing operations with a carrying value of $964, primarily store assets, were written down to their fair value of $305, resulting in an impairment charge of $659.   If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at June 2, 2018 and June 3, 2017:

Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total as of June 2, 2018
Long-lived assets held for use	$—	$—	$—	$—
Long-lived assets held for sale	$—	$1,292	$—	$1,292
Total	$—	$1,292	$—	$1,292

	Level 1	Level 2	Level 3	Total as of June 3, 2017
Long-lived assets held for use	$—	$—	$201	$201
Long-lived assets held for sale	$—	$104	$—	$104
Total	$—	$104	$201	$305

The above assets reflected in the caption Long-lived assets held for sale are separate and apart from the Assets to be Sold and do to their immateriality have not been reclassified to assets held for sale.

As of June 2, 2018 and June 3, 2017, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.  In addition, as of June 2, 2018 and March 3, 2018 the Company has $7,257 and $7,282, respectively, of investments, carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets.  The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility and first and second lien term loans are estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,134,794 and $3,162,700, respectively, as of June 2, 2018. There were no outstanding derivative financial instruments as of June 2, 2018 and March 3, 2018.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

7. Income Taxes

The new federal tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”) enacted on December 22, 2017 (the “Enactment Date”) introduced significant changes to U.S. income tax law. Effective for tax years beginning on or after January 1, 2018, the Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%.

The Company recorded an income tax benefit from continuing operations of $9,497 and $12,121 for the thirteen week periods ended June 2, 2018 and June 3, 2017. The effective tax rate for the thirteen week periods ended June 2, 2018 and June 3, 2017 was 18.5% and 25.2%, respectively. The effective tax rate for the thirteen week period ended June 2, 2018 includes an adjustment of (2.3)% to increase the valuation allowance related to certain state deferred taxes. The tax benefit for the thirteen week period ended June 3, 2017 is higher in comparison to 2018, as it is based on a federal statutory rate of 35%, offset by increases to the valuation allowance primarily related to state deferred taxes.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain.  Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $903,342 and $896,800, which relates primarily to state deferred tax assets at June 2, 2018 and March 3, 2018, respectively.

8. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $29,464 as of March 31, 2018. EIC was in excess of the minimum required amounts in these states as of June 2, 2018.

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

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

As of June 2, 2018, accounts receivable, net included $442,690 due from CMS and accrued salaries, wages and other current liabilities included $163,134 of EIC liabilities under certain reinsurance contracts. As of March 3, 2018, accounts receivable, net included $350,563 due from CMS and accrued salaries, wages and other current liabilities included $183,318 of EIC liabilities under certain reinsurance contracts. During calendar 2017, EIC limited its exposure to loss and recovered a portion of benefits paid by utilizing quota-share reinsurance with a commercial reinsurance company. Beginning calendar 2018, EIC does not have a reinsurance agreement in place related to its individual and certain group Medicare Part D Plans.

9. Goodwill and Other Intangible Assets

There was no impairment charge for the thirteen week period ended June 2, 2018. At June 2, 2018 and March 3, 2018, accumulated impairment losses for the Pharmacy Services segment was $261,727.

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of June 2, 2018 and March 3, 2018.

	June 2, 2018				March 3, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period
Favorable leases and other(a)	$379,809	$(318,930)	$60,879	7 years	$379,355	$(316,798)	$62,557	7 years
Prescription files	906,181	(808,498)	97,683	3 years	900,111	(801,706)	98,405	3 years
Customer relationships(a)	465,000	(187,616)	277,384	14 years	465,000	(172,635)	292,365	15 years
CMS license	57,500	(6,747)	50,753	22 years	57,500	(6,172)	51,328	23 years
Claims adjudication and other developed software	58,985	(24,724)	34,261	4 years	58,985	(22,617)	36,368	5 years
Trademarks	20,100	(5,896)	14,204	7 years	20,100	(5,394)	14,706	8 years
Backlog	11,500	(11,244)	256	1 year	11,500	(10,286)	1,214	1 year
Total finite	$1,899,075	$(1,363,655)	535,420		$1,892,551	$(1,335,608)	$556,943
Trademarks	33,500	—	33,500	Indefinite	33,500	—	33,500	Indefinite
Total	$1,932,575	$(1,363,655)	$568,920		$1,926,051	$(1,335,608)	$590,443

(a)            Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

Also included in other non-current liabilities as of June 2, 2018 and March 3, 2018 are unfavorable lease intangibles with a net carrying amount of $17,857 and $18,888, respectively. These intangible liabilities are amortized over their remaining lease terms at time of acquisition.

Amortization expense for these intangible assets and liabilities was $35,400 and $40,962 for the thirteen week periods ended June 2, 2018 and June 3, 2017, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2019—$124,583; 2020—$100,875; 2021—$76,995; 2022—$55,206 and 2023—$38,953.

10. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at June 2, 2018 and March 3, 2018:

	June 2, 2018	March 3, 2018
Secured Debt:
Senior secured revolving credit facility due January 2020 ($190,000 and $0 face value less unamortized debt issuance costs of $10,258 and $13,076)	$179,742	$(13,076)
Other secured	90	90
	179,832	(12,986)
Guaranteed Unsecured Debt:
9.25% senior notes due March 2020 ($0 and $902,000 face value plus unamortized premium of $0 and $1,400 and less unamortized debt issuance costs of $0 and $4,924 as of June 2, 2018 and March 3, 2018, respectively)	—	898,476
6.75% senior notes due June 2021 ($805,169 and $810,000 face value less unamortized debt issuance costs of $4,482 and $4,877)	800,687	805,123
6.125% senior notes due April 2023 ($1,753,490 and $1,800,000 face value less unamortized debt issuance costs of $20,106 and $21,708)	1,733,384	1,778,292
	2,534,071	3,481,891
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($295,000 face value less unamortized debt issuance costs of $1,418 and $1,460)	293,582	293,540
6.875% fixed-rate senior notes due December 2028 ($128,000 face value less unamortized debt issuance costs of $691 and $707)	127,309	127,293
	420,891	420,833
Lease financing obligations	47,809	52,554
Total debt	3,182,603	3,942,292
Current maturities of long-term debt and lease financing obligations	(19,025)	(21,031)
Long-term debt and lease financing obligations, less current maturities	$3,163,578	$3,921,261

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Reconciliation of indebtedness included in continuing operations and discontinued operations:

	March 3, 2018
	Debt	Lease Financing Obligations	Total Debt and Lease Financing Obligations
Balance, March 3, 2018—per above table	$3,889,738	$52,554	$3,942,292
Amounts reclassified as current liabilities held for sale in connection with the Sale(a)	(549,549)	(1,108)	(550,657)
Total debt and lease financing obligations	3,340,189	51,446	3,391,635
Current maturities of long-term debt and lease financing obligations—continuing operations	(90)	(20,671)	(20,761)
Long-term debt and lease financing obligations, less current maturities—continuing operations	$3,340,099	$30,775	$3,370,874

(a)                                 In connection with the Sale, the Company had estimated that the Sale would generate excess cash proceeds of approximately $4,027,400 which would be used to repay outstanding indebtedness. During the thirteen week period ended June 2, 2018, the Company has a use of cash for financing purposes of $525,031 in its discontinued operations and, based on refinements to its calculations, reduced its estimate of excess cash proceeds by approximately $24,500 and reclassified that amount to assets held and used. Consequently, the Company has classified $0 and $549,549 of estimated cash proceeds to be used for debt repayment to liabilities held for sale as of June 2, 2018 and March 3, 2018, respectively. Additionally, as part of the Sale, the Company will be relieved of approximately $0 and $1,108, respectively, of capital lease obligations as of June 2, 2018 and March 3, 2018. These amounts are also reflected as liabilities held for sale. Please see Note 3 for additional details.

Credit Facility

The Company’s Amended and Restated Senior Secured Credit Facility has a borrowing capacity of $2,700,000 and matures in January 2020. Borrowings under the revolver bear interest at a rate per annum between (i) LIBOR plus 1.50% and LIBOR plus 2.00% with respect to Eurodollar borrowings and (ii) the alternate base rate plus 0.50% and the alternate base rate plus 1.00% with respect to ABR borrowings, in each case, based upon the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the revolver, depending on the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). Amounts drawn under the revolver become due and payable on January 13, 2020.

The Company’s ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At June 2, 2018, the Company had $190,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $55,790 which resulted in additional borrowing capacity of $2,454,210.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolver is less than $200,000 or (b) on the third consecutive business day on which availability under the revolver is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of June 2, 2018, the Company had availability under its revolver of $2,454,210, its fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the senior secured credit facility’s financial covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

The Amended and Restated Senior Secured Credit Facility also provides for customary events of default.

With the exception of EIC, substantially all of Rite Aid Corporation’s 100 percent owned subsidiaries guarantee the obligations under the Amended and Restated Senior Secured Credit Facility and unsecured guaranteed notes. The Amended and Restated Senior Secured Credit Facility is secured, on a senior priority basis, by a lien on, among other things, accounts receivable, inventory and prescription files of the Subsidiary Guarantors. The subsidiary guarantees related to the Company’s Amended and Restated Senior Secured Credit Facility and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. The Company has no independent assets or operations. Additionally, prior to the Acquisition, the subsidiaries, including joint ventures, that did not guarantee the Amended and Restated Senior Secured Credit Facility and applicable notes, were minor. Accordingly, condensed consolidating financial information for the Company and subsidiaries is not presented for those periods. Subsequent to the Acquisition, other than EIC, the subsidiaries, including joint ventures, that do not guarantee the credit facility and applicable notes, are minor. As such, condensed consolidating financial information for the Company, its guaranteeing subsidiaries and non-guaranteeing subsidiaries is presented for those periods subsequent to the Acquisition. See Note 14 “Guarantor and Non-Guarantor Condensed Consolidating Financial Information” for additional disclosure.

Fiscal 2018 and 2019 Transactions

During January 2018, the Company used proceeds from the Asset Sale to repay and retire all of its outstanding second lien $470,000 tranche 1 term loan and $500,000 tranche 2 term loan principal (the “Second Lien Term Loan Prepayment”). During February 2018, the Company reduced the borrowing capacity on its Amended and Restated Senior Secured Credit Facility from $3,700,000 to $3,000,000. In connection with the transactions, the Company recorded a loss on debt retirement of $8,180, which included interest and unamortized debt issuance costs. The debt repayment and related loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

On February 27, 2018, the Company announced that it had commenced an offer to purchase up to $900,000 of the outstanding 9.25% senior notes due 2020 (the “9.25% Notes”), the 6.75% senior notes due 2021 (the “6.75% Notes”) and the 6.125% Senior Notes due 2023 (the “6.125% Notes”), pursuant to the asset sale provisions of the indentures of such notes. On March 29, 2018, the Company accepted for payment, pursuant to its offer to purchase, $3,454 principal amount of the 9.25% Notes, representing 0.38% of the outstanding principal amount of the 9.25% Notes, $3,471 principal amount of the 6.75% Notes, representing 0.43% of the outstanding principal amount of the 6.75% Notes, and $41,751 principal amount of the 6.125% Notes, representing 2.32% of the outstanding principal amount of the 6.125% Notes.  In connection therewith, the Company recorded a loss on debt retirement of $49

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

which included unamortized debt issuance costs, partially offset by unamortized discount.  The debt repayment and related loss on debt retirement is included in the results of operations and cash flows of discontinued operations. The debt repayment and related loss on debt retirement of $498 for the 6.125% Notes is included in the results of operations and cash flows of continuing operations.

On March 13, 2018, the Company issued a notice of redemption for all of the 9.25%. Notes that were outstanding on April 12, 2018, pursuant to the terms of the indenture of the 9.25% Notes. On April 12, 2018, the Company redeemed 100% of the remaining outstanding 9.25% Notes.  In connection therewith, the Company recorded a loss on debt retirement of $3,422 which included unamortized debt issuance costs, partially offset by unamortized discount.  The debt repayment and related loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

On April 19, 2018, the Company announced that it had commenced an offer to purchase up to $700,000 of its outstanding 6.75% Notes and its 6.125% Notes pursuant to the terms of such indentures. On May 21, 2018, the Company redeemed $1,360 aggregate principal amount of the 6.75% Notes and $4,759 aggregate principal amount of the 6.125% Notes.  The debt repayment and related loss on debt retirement of $8 for the 6.75% Notes is included in the results of operations and cash flows of discontinued operations.  The debt repayment and related loss on debt retirement of $56 for the 6.125% Notes is included in the results of operations and cash flows of continuing operations.

On April 29, 2018, the Company further reduced the borrowing capacity on its Amended and Restated Senior Secured Credit Facility from $3,000,000 to $2,700,000. In connection therewith, the Company recorded a loss on debt retirement of $1,091, which included unamortized debt issuance costs. The loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

On May 25, 2018, the Company issued a notice of redemption for all of the 6.75% Notes that were outstanding on June 25 2018, pursuant to the terms of the indenture of the 6.75% Notes. On June 25, 2018, the Company redeemed 100% of the remaining outstanding 6.75% Notes, which resulted in a loss on debt retirement of $18,075. The debt repayment and related loss on debt retirement will be included in the results of operations and cash flows of discontinued operations during the second quarter ending September 1, 2018.

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2019 and thereafter are as follows: 2019—$90; 2020—$190,000; 2021—$0; 2022—$805,169; 2023—$0 and $2,176,490 thereafter.

11. Retirement Plans

Net periodic pension expense recorded in the thirteen week periods ended June 2, 2018 and June 3, 2017, for the Company’s defined benefit plan includes the following components:

	Defined Benefit Pension Plan
	Thirteen Week Period Ended
	June 2, 2018	June 3, 2017
Service cost	$312	$346
Interest cost	1,578	1,603
Expected return on plan assets	(1,434)	(1,147)
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	507	856
Net periodic pension expense	$963	$1,658

During the thirteen week period ended June 2, 2018 the Company contributed $813 to the Defined Benefit Pension Plan. During the remainder of fiscal 2018, the Company expects to contribute $3,800 to the Defined Benefit Pension Plan.

12. Segment Reporting

The Company has two reportable segments, its retail drug stores (“Retail Pharmacy”), and its pharmacy services (“Pharmacy Services”) segments, collectively the “Parent Company”.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The Parent Company’s chief operating decision makers are its Parent Company Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Operating Officer—Retail Pharmacy, and the Chief Executive Officer—Pharmacy Services, (collectively the “CODM”). The CODM has ultimate responsibility for enterprise decisions. The CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy and Pharmacy Services segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. The CODM relies on internal management reporting that analyzes enterprise results on certain key performance indicators, namely, revenues, gross profit, and Adjusted EBITDA.

The following is balance sheet information for the Company’s reportable segments:

	Retail Pharmacy	Pharmacy Services	Eliminations(2)	Consolidated
June 2, 2018:
Total Assets	$5,434,447	$2,950,099	$(55,093)	$8,329,453
Goodwill	43,493	1,377,627	—	1,421,120
Additions to property and equipment and intangible assets	58,067	3,559	—	61,626
March 3, 2018:
Total Assets	$6,089,343	$2,954,953	$(54,969)	$8,989,327
Goodwill	43,492	1,377,628	—	1,421,120
Additions to property and equipment and intangible assets	199,437	15,327	—	214,764

(2)                                 As of June 2, 2018 and March 3, 2018, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $40,319 and $38,713, respectively, against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $14,774 and $16,256, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the thirteen week periods ended June 2, 2018 and June 3, 2017:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations(1)	Consolidated
June 2, 2018:
Revenues	$3,897,765	$1,542,762	$(52,037)	$5,388,490
Gross Profit	1,069,457	99,292	—	1,168,749
Adjusted EBITDA(2)	113,469	33,863	—	147,332
June 3, 2017:
Revenues	$3,972,351	$1,513,241	$(49,069)	$5,436,523
Gross Profit	1,056,971	104,972	—	1,161,943
Adjusted EBITDA(2)	87,365	48,599	—	135,964

(1)                                 Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(2)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” in MD&A for additional details. The following is a reconciliation of net (loss) income to Adjusted EBITDA for the thirteen week periods ended June 2, 2018 and June 3, 2017:

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	June 2, 2018 (13 weeks)	June 3, 2017 (13 weeks)
Net loss from continuing operations	$(41,727)	$(36,037)
Interest expense	62,792	51,000
Income tax benefit	(9,497)	(12,121)
Depreciation and amortization expense	94,529	101,029
LIFO charge	9,966	10,173
Lease termination and impairment charges	9,859	4,038
Loss on debt retirements, net	554	—
Other	20,856	17,882
Adjusted EBITDA from continuing operations	$147,332	$135,964

13. Commitments, Contingencies and Guarantees

Legal Matters and Regulatory Proceedings

The Company is involved in legal proceedings and is subject to investigations, inspections, claims, audits, inquiries, and similar actions by governmental authorities arising in the ordinary course of its business, including, without limitation, the matters described below. The Company records accruals for outstanding legal matters and applicable regulatory proceedings when it believes it is probable that a loss will be incurred, and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters and regulatory proceedings that could affect the amount of any existing accrual and developments that would make a loss contingency both probable and reasonably estimable, and as a result, warrant an account. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability.  None of the Company’s accruals for outstanding legal matters or regulatory proceedings are material individually or in the aggregate to the Company’s consolidated financial position.

The Company’s contingencies are subject to significant uncertainties, many of which are beyond the Company’s control, including, among other factors: (i) proceedings are in early stages; (ii) whether class or collective action status is sought and the likelihood of a class being certified; (iii) the outcome of pending appeals or motions; (iv) the extent of potential damages, fines or penalties, which are often unspecified or indeterminate; (v) the impact of discovery on the matter; (vi) whether novel or unsettled legal theories are at issue; (vii) there are significant factual issues to be resolved; and/or (viii) in the case of certain government agency investigations, whether a qui tam lawsuit (“whistleblower” action) has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation.  While the Company cannot predict the outcome of any of the contingencies, the Company’s management does not believe that the outcome of any of these legal matters or regulatory proceedings will be material to the Company’s consolidated financial position.  It is possible, however, the Company’s results of operations or cash flows could be materially affected by unfavorable outcomes in outstanding legal matters or regulatory proceedings.

After the announcement of the then proposed merger between the Company and Walgreens Boots Alliance, Inc. (WBA), a putative class action lawsuit was filed in Pennsylvania in the Court of Common Pleas of Cumberland County (Wilson v. Rite Aid Corp., et al.) by a purported Company stockholder against the Company, its directors (the Individual Defendants, together with the Company, the Rite Aid Defendants), WBA and Victoria Merger Sub Inc. (Victoria) challenging the transactions contemplated by the merger agreement. The complaint alleged primarily that the Individual Defendants breached their fiduciary duties by, among other things, agreeing to an allegedly unfair and inadequate price, agreeing to deal protection devices that allegedly prevented the directors from obtaining higher offers from other interested buyers for the Company and allegedly failing to protect against certain purported conflicts of interest in connection with the merger. The complaint further alleged that the Company, WBA and/or Victoria aided and abetted these alleged breaches of fiduciary duty. The complaint sought, among other things, to enjoin the closing of the merger as well as money damages and attorneys’ and experts’ fees. The matter remains pending, but inactive.

Also in connection with that proposed merger, a lawsuit was filed in the United States District Court for the Middle District of Pennsylvania (the Pennsylvania District Court), asserting a claim for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against the Rite Aid Defendants, WBA and Victoria and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants and WBA (Hering v. Rite Aid Corp., et al.). The complaint in the Hering action alleged, among other things, that the Rite Aid Defendants disseminated an allegedly false and materially misleading proxy and sought to enjoin the shareholder vote on the proposed merger, a declaration that the proxy was materially false and misleading in violation of federal securities laws and an award of money damages and attorneys’ and experts’ fees. On January 14 and 16, 2016, respectively, the plaintiff in the Hering action filed a motion for preliminary injunction and a motion for expedited discovery. On January 21, 2016, the Rite Aid Defendants filed a motion to dismiss the Hering complaint. At a hearing held on January 25, 2016, the Pennsylvania District Court orally denied the plaintiff’s motion for expedited discovery and subsequently denied the plaintiff’s motion for preliminary injunction on January 28, 2016. On March 14, 2016, the Pennsylvania District Court appointed Jerry Hering, Don Michael Hussey and

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Joanna Pauli Hussey as lead plaintiffs for the putative class and approved their selection of Robbins Geller Rudman & Dowd LLP as lead counsel. On April 14, 2016, the Pennsylvania District Court granted the lead plaintiffs’ unopposed motion to stay the Hering action for all purposes pending consummation of the merger.

On March 17, 2017, the Hering plaintiffs filed a motion to lift the stay for the purpose of filing a proposed amended complaint. Defendants opposed the motion, and briefing concluded on April 17, 2017. The proposed amended complaint asserted state law breach of fiduciary duty claims against the Individual Defendants, a claim of aiding and abetting the alleged breaches of fiduciary duty against Rite Aid, WBA and Victoria, as well as claims for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against the Rite Aid Defendants, WBA and Victoria, claims for violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 against the Rite Aid Defendants, WBA, Victoria and certain WBA executives, and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants, WBA and Victoria. On August 4, 2017, the Pennsylvania District Court entered an order lifting the stay, noting that the original claims in this matter are now moot, and directed the plaintiffs to file a motion for leave to amend the complaint, with brief in support thereof, on or before September 15, 2017 which deadline was subsequently extended to September 22, 2017. On September 22, 2017, the lead plaintiffs gave notice that plaintiffs Don Michael Hussey and Joanna Pauli Hussey were withdrawing as lead plaintiffs, and that plaintiff Jerry Hering (the Lead Plaintiff) would continue to represent the proposed class in the Hering action going forward. That same day, Lead Plaintiff filed a motion for leave to file an amended complaint, which the Pennsylvania District Court granted on November 27, 2017. On December 11, 2017, Lead Plaintiff filed the amended complaint (the Amended Complaint), which alleges a claim for violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 and a claim for violations of Section 20(a) of the Exchange Act against the Rite Aid Defendants, WBA, and certain WBA executives. On February 14 and 16, 2018, the Rite Aid Defendants filed a motion to dismiss the Amended Complaint, and an opening brief in support thereof.  Briefing concluded on June 7, 2018.

In connection with the proposed merger between the Company and Albertsons Companies, Inc. (ACI), on April 24, 2018, a Rite Aid stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against Rite Aid, ACI, Ranch Acquisition Corp. (Merger Sub I), Ranch Acquisition II LLC (Merger Sub II, together with ACI and Merger Sub I, the ACI defendants) and each of the Rite Aid directors (the Director defendants, together with Rite Aid, the Rite Aid defendants), Del. C.A. No. 2018-0305-AGB.  Plaintiff contends that Rite Aid stockholders have appraisal rights under Section 262 of the DGCL.  Plaintiff alleges breach of fiduciary duty claims against the Director defendants for their alleged failure to provide alleged statutory appraisal rights under Delaware law and for allegedly falsely informing Rite Aid stockholders that they will not have appraisal rights.  Plaintiff further contends that the proxy statement/prospectus related to the proposed merger, and which was filed on April 6, 2018, was deficient under Section 262(d)(1) of the DGCL for failure to inform stockholders of their alleged appraisal rights.  Plaintiff seeks declarations from the Court of Chancery that the action is a proper class action and that the Director defendants breached their fiduciary duties by failing to adequately inform class members of their appraisal rights under Delaware law, to enjoin the proposed action from closing until such time as class members are afforded the ability to seek appraisal of their shares, or otherwise permit class members to petition the Court of Chancery for appraisal, and attorneys’ fees, expenses, and costs to Plaintiff.  On May 9, 2018, the Court of Chancery denied Plaintiff’s motion to expedite and declined to schedule a preliminary injunction hearing, ruling that Plaintiff failed to state a colorable claim.  Defendants oppose Plaintiff’s claims on the ground that Rite Aid stockholders have no appraisal rights under the DGCL because they have a right to receive all stock consideration as described in the proxy statement/prospectus previously filed on April 6, 2018.  On May 16, 2018, the Rite Aid defendants and the ACI defendants each filed a Motion to Dismiss Plaintiff’s Verified Class Action Complaint (collectively, the “Motions to Dismiss”).  On June 6, 2018, the parties jointly stipulated that the briefing submitted by the parties in support of, and in opposition to, Plaintiff’s Motion for Expedited Proceedings shall constitute the briefing with respect to the Motions to Dismiss. At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential rage of loss with respect to the lawsuit and is vigorously defending this lawsuit.

On June 29, 2018, a purported stockholder of the Company filed a Verified Complaint to Compel Inspection of Books and Records under 8 Del. C. §220 in the Delaware Court of Chancery against the Company, seeking to inspect books and records in order to determine whether wrongdoing or mismanagement has taken place such that it would be appropriate to file claims for breach of fiduciary duty, and to investigate the independence and disinterestedness of the Company’s directors with respect to the proposed merger with ACI. The Company’s response to this complaint is due on July 23, 2018.

The Company is currently a defendant in several lawsuits filed in courts in California alleging violations of California wage-and-hour laws, rules and regulations pertaining primarily to failure to pay overtime, failure to pay for missed meals and rest periods, failure to reimburse business expenses and failure to provide employee seating (the “California Cases”). Some of the California Cases purport or may be determined to be class actions and seek substantial damages and penalties. The single-plaintiff and multi-plaintiff California Cases regarding violations of wage-and-hour laws, failure to pay overtime and failure to pay for missed meals and rest periods, in the aggregate, seek substantial damages. The Company believes that its defenses and assertions in the California Cases, as well as other lawsuits, have merit. The Company has aggressively challenged the merits of the lawsuits and, where applicable, the allegations that the lawsuits should be certified as class or representative actions. Additionally, at this time the Company is not able to predict either the outcome of or estimate a potential range of loss with respect to the California Cases and is vigorously defending them.

In the employee seating lawsuit (Hall v. Rite Aid Corporation, San Diego County Superior Court), the Court, in October 2011, granted the plaintiff’s motion for class certification. The Company filed its motion for decertification, which motion was granted in November 2012. Plaintiff subsequently appealed the Court’s order which appeal was granted in May 2014. The Company filed a petition for review of the appellate court’s decision with the California Supreme Court, which petition was denied in August 2014. Proceedings in the Hall case were stayed pending a decision by the California Supreme Court in two similar lawsuits. That

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

decision was rendered on April 4, 2016. A status conference in the case was held on November 18, 2016, at which time the court lifted the stay and scheduled the matter for trial on January 26, 2018. The trial scheduled to begin June 15, 2018 was adjourned by the Court.  A new trial date has not been scheduled by the Court. On February 2, 2018, the Court denied Rite Aid’s motion for summary judgment.

Following service of subpoenas on the Company in 2011 and 2013 by the United States Attorney’s Office for the Eastern District of Michigan (“USAO”) and the State of Indiana’s Office of the Attorney General, respectively, the Company cooperated with inquiries regarding the relationship of Rite Aid’s Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs. In January 2017, the USAO, 18 states and the District of Columbia declined to intervene in a sealed False Claims Act (“FCA”) lawsuit filed by qui tam plaintiff Azam Rahimi (“Relator”) in the District Court for the Eastern District of Michigan. On January 19, 2017, the court unsealed Relator’s Second Amended Complaint against the Company; it alleges that the Company failed to report Rx Savings prices as its usual and customary charges under the Medicare Part D program and to federal and state Medicaid programs in 18 states and the District of Columbia; and that the Company is thus liable under the federal FCA and similar state statutes. In its ruling on the Company’s motion to dismiss the complaint, the Court held that Relator’s complaint was deficient, but allowed Relator the opportunity to re-plead.  Relator filed a Third Amended Complaint on May 11, 2018.  The Company filed a motion to dismiss the Third Amended Complaint on May 25, 2018, which is pending. At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is vigorously defending this lawsuit.

On April 26, 2012, the Company received an administrative subpoena from the U.S. Drug Enforcement Administration (“DEA”), Albany, New York District Office, requesting information regarding the Company’s sale of products containing pseudoephedrine (“PSE”). In April 2012, it also received a communication from the U.S. Attorney’s Office (“USAO”) for the Northern District of New York concerning an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 (“CMEA”). Additional subpoenas were issued in 2013, 2014, and 2015 seeking broader documentation regarding PSE sales and recordkeeping requirements. Assistant U.S. Attorneys from the Northern and Eastern Districts of New York and the Southern District of West Virginia are currently investigating, but no lawsuits have been filed. Violations of the CMEA could result in the imposition of administrative and/or civil penalties against the Company. The Company has entered into tolling agreements with the United States, and discussions have been held to attempt to resolve these matters with those USAOs and the Department of Justice, but whether any agreements can be reached and on what terms is uncertain. At this stage of the investigation, the Company is not able to predict the outcome of the investigation.

In December 2017, Rite Aid executed a non-prosecution agreement with the United States Attorney’s Office for the Southern District of West Virginia (countersigned by the government in January 2018), which concluded the previous criminal investigation into Rite Aid’s PSE sales. Pursuant to that agreement, the government agreed not to bring any criminal charges against Rite Aid, and Rite Aid agreed to pay an immaterial amount of money as restitution.  The civil investigation is ongoing.

In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California (the “USAO”) regarding (1) the Company’s Drug Utilization Review (“DUR”) and prescription dispensing protocol; and (2) the dispensing of drugs designated as “Code 1” by the State of California. The Company cooperated with the investigation, researched the government’s allegations, and refuted the government’s position. The Company produced documents including certain prescription files related to Code 1 drugs to the USAO’s office and the State of California Department of Justice’s Bureau of Medical Fraud and Elder Abuse (“CADOJ”). In August 2014, the USAO and 8 states’ attorneys general declined to intervene in a California False Claim Act (“FCA”) action (“Action”) filed under seal in the Eastern District of California by qui tam plaintiff Loyd F. Schmuckley (“Relator”) based on DUR and Code 1 allegations. In July 2016, the Commonwealth of Massachusetts and the District of Columbia also declined to intervene in the Action. On May 15, 2017, Relator and the CADOJ stipulated to dismiss all DUR-related claims and 18 other state-based claims. On September 21, 2017, the CADOJ filed a sealed complaint-in-intervention in the Action, asserting causes under the FCA, for unjust enrichment and for payment by mistake related to the Code 1 allegations. The Action was unsealed on September 26, 2017. On September 28, 2017, Relator filed a First Amended Complaint under the FCA also concerning the Code 1 allegations. The Company filed a motion to dismiss Relator’s and CADOJ’s respective complaints in January 2018, the hearing was held on March 23, 2018, and the court’s order remains pending. At this stage of the proceedings, the Company is not able to either predict the outcome of this matter or estimate a potential range of loss with respect to this matter and is vigorously defending this lawsuit.

The State of Mississippi, by and through its Attorney General, filed a First Amended Complaint against the Company and various purported related entities on September 27, 2016 alleging violations of the Mississippi Medicaid Fraud Control Act, violations of the Mississippi Unfair and Deceptive Trade Practices Act, fraud and unjust enrichment. The Complaint alleges the Company failed to accurately report usual and customary prices to Mississippi’s Division of Medicaid. On November 14, 2016, the Company filed motions to dismiss based on substantive and jurisdictional grounds, as well as a motion to transfer venue. These motions are pending and the lawsuit is stayed while related litigation is on appeal. At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is vigorously defending this lawsuit.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

In December 2017, the United States Judicial Panel on multidistrict litigation ordered consolidated numerous lawsuits filed against various defendants by plaintiffs such as counties, cities, hospitals, and third-party payors, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is In re National Prescription Opiate Litigation (MDL No. 2804), pending in the U.S. District Court for the Northern District of Ohio. This multidistrict litigation presumptively includes relevant federal court lawsuits that name the Company, including lawsuits filed by counties and municipalities in California, Indiana, Maryland, Michigan, Missouri, New Jersey, North Carolina, Ohio, West Virginia, and Wisconsin.  Similar lawsuits that name the Company in some capacity have been filed in state courts, including lawsuits filed by Shelby County, Tennessee, Shelby County (Tennessee) v. Purdue Pharma, L.P. et al.; several counties and cities in West Virginia, Brooke County (West Virginia) et al. v. Purdue Pharma L.P., et al. and City of Huntington (West Virginia) et al. v. Express Scripts Holding Company, et al,; several counties in South Carolina, County of Spartanburg (South Carolina) v. Rite Aid of South Carolina, Inc. et al., County of Greenville (South Carolina) v. Rite Aid of South Carolina, Inc., et al., and County of Anderson v. Rite Aid of South Carolina, Inc., et al; Camden County, New Jersey, Camden County, New Jersey v. Purdue Pharma L.P., et al; two counties in Oklahoma, The Board of County Commissioners of Delaware County, State of Oklahoma v. Purdue Pharma L.P., et al. and The Board of County Commissioners of Ottawa County, State of Oklahoma v. Purdue Pharma L.P., et al.; the city of Parma Heights, Ohio, The City of Parma Heights, Ohio v. Purdue Pharma L.P., et al.; and the city of Atlanta, Georgia, The City of Atlanta v. Purdue Pharma, LP, et al. At this stage of the proceedings, the Company is not able to either predict the outcome of these lawsuits or estimate a potential range of loss with respect to the lawsuits and is vigorously defending them.

The Company is involved in two putative consumer class action lawsuits in the United States District Court for the Southern District of California, alleging that it has overcharged customers’ insurance companies for prescription drug purchases, resulting in overpayment of co-pays.  The first lawsuit, Byron Stafford v. Rite Aid Corp., Case No. 17-CV-01340-AJB-JLB, was filed on June 30, 2017, and the second case, Robert Josten v. Rite Aid Corp., Case No. 18-CV-00152-AJB-JLB, was filed on January 23, 2018.  Each lawsuit alleges that (1) the Company was obligated to charge the plaintiffs’ insurance companies a “usual and customary” price for their prescription drugs; and (2) the Company failed to do so properly because the prices it reported were not equal to or adjusted to account for the discount prices that Rite Aid offers to uninsured and underinsured customers through its Rx Savings Program.  On December 19, 2017, the court granted the Company’s motion to dismiss Stafford’s complaints with leave to amend for failure to plead compliance with the applicable statutes of limitations.  After Stafford amended the complaint on January 9, 2018, the Company filed another motion to dismiss on January 23, 2018, and a similar motion to dismiss Josten’s complaint on March 16, 2018.  Both motions are fully briefed and are awaiting a decision from the court.  At this stage of the proceedings, the Company is not able to either predict the outcome of these lawsuits or estimate a potential range of loss with respect to the lawsuit and is vigorously defending these lawsuits.

In addition to the above described matters, the Company is subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of business.  While the Company’s management cannot predict the outcome of any of the claims, the Company’s management does not believe that the outcome of any of these matters will be material to the Company’s consolidated financial position.  It is possible, however, that the Company’s results of operations or cash flows could be materially affected by an unfavorable resolution of pending litigation or contingencies.

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

For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company’s Amended and Restated Senior Secured Credit Facility, second priority secured term loan facilities and secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the non-guarantor subsidiaries at June 2, 2018, March 3, 2018, and for the thirteen week periods ended June 2, 2018 and June 3, 2017. Separate financial statements for Subsidiary Guarantors are not presented.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation Condensed Consolidating Balance Sheet June 2, 2018 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$138,400	$8,692	$—		$147,092
Accounts receivable, net	—	1,390,296	518,659	—		1,908,955
Intercompany receivable	—	337,627	—	(337,627	)(a)	—
Inventories, net of LIFO reserve of $0, $591,056, $0, $0, and $591,056	—	1,809,595	—	—		1,809,595
Prepaid expenses and other current assets	—	147,760	3,299	—		151,059
Current assets held for sale	—	179,442	—	—		179,442
Total current assets	—	4,003,120	530,650	(337,627)		4,196,143
Property, plant and equipment, net	—	1,401,924	—	—		1,401,924
Goodwill	—	1,421,120	—	—		1,421,120
Other intangibles, net	—	518,167	50,753	—		568,920
Deferred tax assets	—	522,674	—	—		522,674
Investment in subsidiaries	8,971,553	52,591	—	(9,024,144	)(b)	—
Intercompany receivable	—	3,949,896	—	(3,949,896	)(a)	—
Other assets	—	211,415	7,257	—		218,672
Total assets	$8,971,553	$12,080,907	$588,660	$(13,311,667)		$8,329,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$18,935	$—	$—		$19,025
Accounts payable	—	1,762,078	5,699	—		1,767,777
Intercompany payable	—	—	337,627	(337,627	)(a)	—
Accrued salaries, wages and other current liabilities	74,552	781,315	174,425	—		1,030,292
Total current liabilities	74,642	2,562,328	517,751	(337,627)		2,817,094
Long-term debt, less current maturities	3,134,704	—	—	—		3,134,704
Lease financing obligations, less current maturities	—	28,874	—	—		28,874
Intercompany payable	3,949,896	—	—	(3,949,896	)(a)	—
Other noncurrent liabilities	—	518,152	18,318	—		536,470
Total liabilities	7,159,242	3,109,354	536,069	(4,287,523)		6,517,142
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	1,812,311	8,971,553	52,591	(9,024,144	)(b)	1,812,311
Total liabilities and stockholders’ equity	$8,971,553	$12,080,907	$588,660	$(13,311,667)		$8,329,453

(a)                                 Elimination of intercompany accounts receivable and accounts payable amounts.

(b)                                 Elimination of investments in consolidated subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation Condensed Consolidating Balance Sheet March 3, 2018
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$441,244	$6,090	$—		$447,334
Accounts receivable, net	—	1,502,507	366,593	—		1,869,100
Intercompany receivable		223,413	—	(223,413	)(a)	—
Inventories, net of LIFO reserve of $0, $581,090, $0, $0, and $581,090	—	1,799,539	—	—		1,799,539
Prepaid expenses and other current assets	—	176,678	4,503	—		181,181
Current assets held for sale	—	438,137	—	—		438,137
Total current assets	—	4,581,518	377,186	(223,413)		4,735,291
Property, plant and equipment, net	—	1,431,246	—	—		1,431,246
Goodwill	—	1,421,120	—	—		1,421,120
Other intangibles, net	—	539,115	51,328	—		590,443
Deferred tax assets	—	594,019	—	—		594,019
Investment in subsidiaries	8,745,390	54,076	—	(8,799,466	)(b)	—
Intercompany receivable	—	3,189,419	—	(3,189,419	)(a)	—
Other assets	—	209,926	7,282	—		217,208
Noncurrent assets held for sale	—	—	—	—		—
Total assets	$8,745,390	$12,020,439	$435,796	$(12,212,298)		$8,989,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$20,671	$—	$—		$20,761
Accounts payable	—	1,641,676	9,687	—		1,651,363
Intercompany payable	—	—	223,413	(223,413	)(a)	—
Accrued salaries, wages and other current liabilities	65,223	1,031,379	135,134	—		1,231,736
Current liabilities held for sales	549,549	10,656	—	—		560,205
Total current liabilities	614,862	2,704,382	368,234	(223,413)		3,464,065
Long-term debt, less current maturities	3,340,099	—	—	—		3,340,099
Lease financing obligations, less current maturities	—	30,775	—	—		30,775
Intercompany payable	3,189,419	—	—	(3,189,419	)(a)	—
Other noncurrent liabilities	—	539,892	13,486	—		553,378
Noncurrent liabilities held for sale	—	—	—	—		—
Total liabilities	7,144,380	3,275,049	381,720	(3,412,832)		7,388,317
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	1,601,010	8,745,390	54,076	(8,799,466	)(b)	1,601,010
Total liabilities and stockholders’ equity	$8,745,390	$12,020,439	$435,796	$(12,212,298)		$8,989,327

(a)                                 Elimination of intercompany accounts receivable and accounts payable amounts.

(b)                                 Elimination of investments in consolidated subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirteen Weeks Ended June 2, 2018 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$5,321,025	$95,584	$(28,119	)(a)	$5,388,490
Costs and expenses:
Cost of revenues	—	4,158,627	89,032	(27,918	)(a)	4,219,741
Selling, general and administrative expenses	—	1,144,832	7,996	(201	)(a)	1,152,627
Lease termination and impairment charges	—	9,859	—	—		9,859
Interest expense	59,939	2,946	(93)	—		62,792
Loss on debt retirements	—	554	—	—		554
Gain on sale of assets, net	—	(5,859)	—	—		(5,859)
Equity in earnings of subsidiaries, net of tax	(278,970)	1,485	—	277,485	(b)	—
	(219,031)	5,312,444	96,935	249,366		5,439,714
Income (loss) from continuing operations before income taxes	219,031	8,581	(1,351)	(277,485)		(51,224)
Income tax expense (benefit)	—	(9,631)	134	—		(9,497)
Net income (loss) from continuing operations	$219,031	$18,212	$(1,485)	$(277,485	)(b)	$(41,727)
Net income (loss) from discontinued operations	(4,615)	260,758	—	—		256,143
Net income (loss)	214,416	278,970	(1,485)	(277,485)		214,416
Total other comprehensive income (loss)	364	364	—	(364)		364
Comprehensive (loss) income	$214,780	$279,334	$(1,485)	$(277,849)		$214,780

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirteen Weeks Ended June 3, 2017 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$5,415,128	$39,450	$(18,055	)(a)	$5,436,523
Costs and expenses:
Cost of revenues	—	4,255,202	37,902	(18,524	)(a)	4,274,580
Selling, general and administrative expenses	—	1,157,270	3,201	469	(a)	1,160,940
Lease termination and impairment expenses	—	4,038	—	—		4,038
Interest expense	46,447	4,515	38	—		51,000
Gain on sale of assets, net	—	(5,877)	—	—		(5,877)
Equity in earnings of subsidiaries, net of tax	(30,035)	1,312	—	28,723	(b)	—
	16,412	5,416,460	41,141	10,668		5,484,681
Earnings from continuing operations before income taxes	(16,412)	(1,332)	(1,691)	(28,723)		(48,158)
Income tax expense (benefit)	—	(11,742)	(379)	—		(12,121)
Net income (loss) from continuing operations	(16,412)	10,410	(1,312)	(28,723)		(36,037)
Net income (loss) from discontinued operations	(58,937)	19,625	—	—		(39,312)
Net income (loss)	$(75,349)	$30,035	$(1,312)	$(28,723	)(b)	$(75,349)
Total other comprehensive income (loss)	514	514	—	(514)		514
Comprehensive (loss) income	$(74,835)	$30,549	$(1,312)	$(29,237)		$(74,835)

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Thirteen Weeks Ended June 2, 2018 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(48,608)	$29,692	$2,602	$—	$(16,314)
Investing activities:
Payments for property, plant and equipment	—	(47,971)	—	—	(47,971)
Intangible assets acquired	—	(13,655)	—	—	(13,655)
Intercompany activity	—	(813,705)	—	813,705	—
Proceeds from dispositions of assets and investments	—	9,916	—	—	9,916
Proceeds from sale-leaseback transactions	—	2,587	—	—	2,587
Net cash (used in) provided by investing activities	—	(862,828)	—	813,705	(49,123)
Financing activities:
Net proceeds from revolver	190,000	—	—	—	190,000
Principal payments on long-term debt	(426,361)	(4,745)	—	—	(431,106)
Change in zero balance cash accounts	—	1,083	—	—	1,083
Net proceeds from issuance of common stock	910	—	—	—	910
Financing fees paid for early redemption	—	(13)	—	—	(13)
Intercompany activity	813,705	—	—	(813,705)	—
Net cash provided by (used in) financing activities	578,254	(3,675)	—	(813,705)	(239,126)
Cash flows of discontinued operations:
Operating activities of discontinued operations	(4,615)	(69,435)	—	—	(74,050)
Investing activities of discontinued operations	—	603,402	—	—	603,402
Financing activities of discontinued operations	(525,031)	—	—	—	(525,031)
Net cash (used in) provided by discontinued operations	(529,646)	533,967	—	—	4,321
(Decrease) increase in cash and cash equivalents	—	(302,844)	2,602	—	(300,242)
Cash and cash equivalents, beginning of period	—	441,244	6,090	—	447,334
Cash and cash equivalents, end of period	$—	$138,400	$8,692	$—	$147,092

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Thirteen Weeks Ended June 3, 2017 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(13,020)	$60,294	$495	$—	$47,769
Investing activities:
Payments for property, plant and equipment	—	(38,325)	—	—	(38,325)
Intangible assets acquired	—	(5,521)	—	—	(5,521)
Intercompany activity	—	(161,810)	—	161,810	—
Proceeds from insured loss	—	8,639	—	—	8,639
Proceeds from dispositions of assets and investments	—	2,137	—	—	2,137
Net cash (used in) provided by investing activities	—	(194,880)	—	161,810	(33,070)
Financing activities:
Net payments to revolver	(90,000)	—	—	—	(90,000)
Principal payments on long-term debt	—	(3,503)	—	—	(3,503)
Change in zero balance cash accounts	—	28,768	—	—	28,768
Net proceeds from issuance of common stock	147	—	—	—	147
Payments for taxes related to net share settlement of equity awards	—	(147)	—	—	(147)
Intercompany activity	161,810	—	—	(161,810)	—
Net cash provided by (used in) financing activities	71,957	25,118	—	(161,810)	(64,735)
Cash flows of discontinued operations:
Operating activities of discontinued operations	(58,937)	103,902	—	—	44,965
Investing activities of discontinued operations	—	(25,126)	—	—	(25,126)
Financing activities of discontinued operations	—	(764)	—	—	(764)
Net cash (used in) provided by discontinued operations	(58,937)	78,012	—	—	19,075
(Decrease) increase in cash and cash equivalents	—	(31,456)	495	—	(30,961)
Cash and cash equivalents, beginning of period	—	213,104	32,306	—	245,410
Cash and cash equivalents, end of period	$—	$181,648	$32,801	$—	$214,449

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 2, 2018 and June 3, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

15. Tax Benefits Preservation Plan

On March 25, 2018, the Board of Directors of the Company approved, and on March 27, 2018, the Company and Broadridge Corporate Issuer Solutions, as rights agent, entered into an amendment to the Tax Benefits Preservation Plan that the Company entered into on January 3, 2018 (the “Amendment”). The Amendment changed the final expiration date with respect to the Rights issued under the Plan to 5:00 P.M. (New York City time) on March 27, 2018. In accordance with the terms of the Plan, as amended by the Amendment, all of the Rights then outstanding expired at 5:00 P.M. (New York City time) on March 27, 2018, and no Rights are to be issued from and after that time.

16. Supplementary Cash Flow Data

	Thirteen Weeks Ended
	June 2, 2018	June 3, 2017
Cash paid for interest(a)	$53,553	$75,535
Cash payments for income taxes, net(a)	$591	$1,461
Equipment financed under capital leases	$1,963	$3,857
Equipment received for noncash consideration	—	$1,295
Reduction in lease financing obligation	—	$2,416
Gross borrowings from revolver(a)	$444,000	$579,000
Gross repayments to revolver(a)	$254,000	$669,000

(a)—Amounts are presented on a total company basis.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Overview

We are a pharmacy retail healthcare company, providing our customers and communities with a high level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our Pharmacy Services segment. We accomplish our goal of delivering comprehensive care to our customers through our retail drugstores, RediClinic walk-in retail health clinics and our transparent and traditional PBMs, EnvisionRxOptions and MedTrak. We also offer fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies. Additionally through EIC, EnvisionRxOptions also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide value and choice to customers, patients and payors.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 2,533 retail stores. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmacy Purchasing and Delivery Agreement with McKesson Corporation, and the majority of our front end products through our network of distribution centers. In addition, the Retail Pharmacy segment includes 74 RediClinic walk-in retail clinics, of which 38 are located within Rite Aid retail stores in the Philadelphia, Seattle and New Jersey markets.

Pharmacy Services Segment

Our Pharmacy Services segment provides a full range of pharmacy benefit services. The Pharmacy Services segment provides both transparent and traditional PBM options through its EnvisionRxOptions and MedTrak PBMs, respectively. EnvisionRxOptions also offers fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies; access to the nation’s largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC’s EnvisionRx Plus product offering. The segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, other sponsors of health benefit plans and individuals throughout the United States.

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

At the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time (other than shares of our common stock owned by Albertsons, Merger Sub or Rite Aid (including treasury stock held by Rite Aid), which will be cancelled) will be converted into the right to receive and become exchangeable for 0.1000 (the “Base Exchange Ratio”) of a fully paid and nonassessable share of Albertsons Common Stock (the “Base Consideration”), without interest, plus, at the election of the holder of our common stock, either (i) an amount in cash equal to $0.1832 per share (the “Additional Cash Consideration” and, together with the Base Consideration, the “Cash Election Consideration”), without interest, or (ii) 0.0079 (the “Additional Stock Election Exchange Ratio” and, together with the Base Exchange Ratio, the “Stock Election Exchange Ratio”) of a fully paid and nonassessable share of Albertsons Common Stock (the “Additional Stock Consideration” and, together with the Base Consideration, the “Stock Election Consideration”).

Consummation of the Merger is subject to various closing conditions, including but not limited to (i) approval of the Merger Agreement by holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger, (ii) the expiration or earlier termination of the waiting period under the HSR Act (which condition was satisfied on March 28, 2018), (iii) the absence of any law or order prohibiting the Merger, (iv) the absence of a material adverse effect on Rite Aid and Albertsons, in each case, as defined in the Merger Agreement, (v) approval for listing, on the NYSE, of the shares of Albertsons Common Stock to be issued in the Merger and to be reserved for issuance in connection with the Merger (which approval was obtained on June 21, 2018), (vi) Albertsons’s registration statement on Form S-4 shall have become effective under the Securities Act (which Form S-4 was declared effective on June 25, 2018), and shall not be the subject of any stop order or proceedings seeking a stop order, (vii) approval of the Ohio Department of Insurance for the change of control of EIC, and (viii) Albertsons shall have delivered the Company a Lock-Up Agreement, No Action Agreement and Standstill Agreement, in each case, in the form agreed to by the parties to the Merger Agreement.  The special meeting of Rite Aid’s stockholders to, among other things, consider and vote on a proposal to approve the Merger Agreement has been scheduled on August 9, 2018.

On February 18, 2018, in connection with the Merger Agreement, Rite Aid entered into the Standstill Agreement with Albertsons and Cerberus, pursuant to which Cerberus has agreed not to: (i)purchase shares of Albertsons Common Stock or other securities issued by Albertsons, except Cerberus may acquire beneficial ownership of Albertsons Common Stock provided that such beneficial ownership does not result in ownership of 30% or more of the issued and outstanding shares of Albertsons Common Stock in the aggregate following such transaction, (ii) make any public statement or public disclosure regarding any intent, purpose, plan or proposal by Cerberus or any of its controlled affiliates to the composition of the Albertsons board of directors, any merger, consolidation or acquisition of Albertsons or its subsidiaries, (iii) engage in any solicitation of proxies or otherwise solicit the stockholders of Albertsons or (iv) enter into any agreements to make any investment with any person that engages or offers or proposes to engage in any of (i) through (iii) during the standstill period. The standstill period commences at the Effective Time and terminates upon the earliest to occur of (a) thirty days following the date that Cerberus does not have any of its designees on the Albertsons board of directors, (b) the date on which Cerberus no longer has the right to appoint (and has not appointed) at least one director to the Albertsons board of directors pursuant to the Merger Agreement and (c) the date on which Albertsons materially breaches or takes any action challenging the validity or enforceability of the provisions of the Merger Agreement that grant Cerberus certain rights to appoint directors to the Albertsons board of directors. In addition, pursuant to the Standstill Agreement, from February 18, 2018 until the Effective Time, Cerberus has agreed not to acquire or agree to acquire beneficial ownership of any shares of Albertsons Common Stock, Rite Aid common stock or other securities or debt issued by Albertsons or Rite Aid that would result in beneficial ownership of 30% or more of the issued and outstanding shares of Albertsons Common Stock at the Effective Time (assuming for the purposes of such calculation that the Effective Time occurred immediately after such acquisition).

Asset Sale to WBA

On September 18, 2017, we entered into the Amended and Restated Asset Purchase Agreement with WBA and Buyer, which amended and restated in its entirety the previously disclosed Original APA, dated as of June 28, 2017, by and among Rite Aid, WBA and Buyer. Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer agreed to purchase from Rite Aid 1,932 Acquired Stores, three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of approximately $4.375 billion, on a cash-free, debt-free basis, in the Sale.

We announced on September 19, 2017 that the waiting period under the HSR Act expired with respect to the Sale. As of March 27, 2018, we have completed the store transfer process, and all 1,932 stores and related assets have been transferred to WBA and we have received cash proceeds of $4.157 billion.  The transfer of the three distribution centers and related assets is expected to begin after September 1, 2018.  The transfer of the three distribution centers and related assets remains subject to minimal customary closing conditions applicable only to the distribution centers being transferred at such distribution center closings, as specified in the Amended and Restated Asset Purchase Agreement.  We recorded a pre-tax gain on the Sale of the stores of $2,489,389.

The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. We have agreed to various covenants and agreements, including, among others, our agreement to conduct its business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the distribution center closing. We have also agreed to provide transition services to Buyer for up to three (3) years after the initial closing of the Sale. Under the terms of the TSA, we provide various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. In connection with these services, we purchase the related inventory and incurs cash payments for the selling, general and administrative activities, which, we bill on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen week period ended June 2, 2018 were $2,041.1 million, of which $447.3 million is included in Accounts receivable, net. We charged WBA TSA fees of $23.7 million during the thirteen week period ended June 2, 2018 which are reflected as a reduction to selling, general and administrative expenses. Albertsons is obligated to assume our remaining obligations under the TSA.

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

Overview of Financial Results from Continuing Operations

Our net loss from continuing operations for the thirteen week period ended June 2, 2018 was $41.7 million or $0.04 per basic and diluted share compared to a net loss of $36.0 million or $0.03 per basic and diluted share for the thirteen week period ended June 3, 2017. The decline in our operating results for the thirteen week period ended June 2, 2018 was due to higher interest expense, higher lease termination and impairment charges and higher transaction costs, partially offset by an increase in in our Adjusted EBITDA.

Our Adjusted EBITDA from continuing operations for the thirteen week period ended June 2, 2018 was $147.3 million or 2.7 percent of revenues compared to $136.0 million or 2.5 percent of revenues for the thirteen week period ended June 3, 2017.  The increase in Adjusted EBITDA for the thirteen week period ended June 2, 2018 was due primarily to an increase of $26.1 million in the Retail Pharmacy segment. The increase in the Retail Pharmacy segment Adjusted EBITDA was due primarily to the receipt of TSA fees to support the stores sold to WBA of $23.7 million, improved pharmacy gross margin and good expense management.  The increase in the Retail Pharmacy segment Adjusted EBITDA was partially offset by a decline of $14.7 million in the Pharmacy Services segment.  The decline in the Pharmacy Services segment Adjusted EBITDA was driven by margin compression in its commercial business and other operating investments to support current year and future growth.  Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations-Continuing Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	June 2, 2018	June 3, 2017
	(Dollars in thousands except per share amounts)
Revenues(a)	$5,388,490	$5,436,523
Revenue (decline) growth	(0.9)%	(5.0)%
Net loss	$(41,727)	$(36,037)
Net loss per diluted share	$(0.04)	$(0.03)
Adjusted EBITDA(b)	$147,332	$135,964
Adjusted Net Loss(b)	$(11,494)	$(9,228)
Adjusted Net Loss per Diluted Share(b)	$(0.01)	$(0.01)

(a)                                 Revenues for the thirteen week periods ended June 2, 2018 and June 3, 2017 exclude $52,037 and $49,069, respectively, of inter-segment activity that is eliminated in consolidation.

(b)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 0.9% for the thirteen weeks ended June 2, 2018, compared to a decrease of 5.0% for the thirteen weeks ended June 3, 2017. Revenues for the thirteen week period ended June 2, 2018 were negatively impacted by a $74.6 million decrease in Retail Pharmacy segment revenues, partially offset by a $29.5 million increase in Pharmacy Services segment revenues.  Same store sales trends for the thirteen week periods ended June 2, 2018 and June 3, 2017 are described in the “Segment Analysis” section below.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended
	June 2, 2018	June 3, 2017
	(Dollars in thousands)
Cost of revenues(a)	$4,219,741	$4,274,580
Gross profit	1,168,749	1,161,943
Gross margin	21.7%	21.4%
Selling, general and administrative expenses	$1,152,627	$1,160,940
Selling, general and administrative expenses as a percentage of revenues	21.4%	21.4%
Lease termination and impairment charges	9,859	4,038
Interest expense	62,792	51,000
Loss on debt retirements, net	554	—
Gain on sale of assets, net	(5,859)	(5,877)

(a)                                 Cost of revenues for the thirteen week periods ended June 2, 2018 and June 3, 2017 exclude $52,037 and $49,069, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit increased by $6.8 million for the thirteen week period ended June 2, 2018 compared to the thirteen week period ended June 3, 2017. Gross profit for the thirteen week period ended June 2, 2018 includes an increase of $12.5 million in our Retail Pharmacy segment, partially offset by decreased gross profit of $5.7 million in our Pharmacy Services segment. Gross margin was 21.7% for the thirteen week period ended June 2, 2018 compared to 21.4% for the thirteen week period ended June 3, 2017 due primarily to improved pharmacy gross margin in the Retail Pharmacy segment.  Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A decreased by $8.3 million for the thirteen week period ended June 2, 2018 compared to the thirteen week period ended June 3, 2017. The decrease in SG&A includes a decrease of $17.7 million relating to our Retail Pharmacy segment, partially offset by an increase of $9.3 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended
	June 2, 2018	June 3, 2017
Impairment charges	$283	$659
Lease termination charges	9,576	3,379
	$9,859	$4,038

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Lease Termination and Impairment Charges” included in our Fiscal 2018 10-K for a detailed description of our impairment and lease termination methodology.

Interest Expense

Interest expense was $62.8 million for the thirteen week period ended June 2, 2018 compared to $51.0 million for the thirteen week period ended June 3, 2017. Interest expense was higher due to timing between the receipt of proceeds from the WBA asset sale and redemption of our higher priced notes which was caused by our required excess proceeds bond purchase offers. The weighted average interest rate on our indebtedness for the thirteen week periods ended June 2, 2018 and June 3, 2017 was 6.7% and 5.4%, respectively.

Income Taxes

We recorded an income tax benefit from continuing operations of $9.5 million and $12.1 million for the thirteen week periods ended June 2, 2018 and June 3, 2017, respectively. The effective tax rate for the thirteen week periods ended June 2, 2018 and June 3, 2017 was 18.5% and 25.2%, respectively.  The effective tax rate for the thirteen week period ended June 2, 2018 includes an adjustment of (2.3)% to increase the valuation allowance related to  certain state deferred  taxes.  The tax benefit for the thirteen week period ended June 3, 2017 is higher in comparison to 2018, as it is based on a federal statutory rate of 35%, offset by increases to the valuation allowance primarily related to state deferred taxes.

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

We believe that it is reasonably possible that a decrease of up to $13.5 million in unrecognized tax benefits related to state exposures may be necessary in the next twelve months however management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain.  We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $903.3 million and $896.8 million, which relates primarily to state deferred tax assets at June 2, 2018 and March 3, 2018, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA.  The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations(1)	Consolidated
Thirteen Week Period Ended
June 2, 2018:
Revenues	$3,897,765	$1,542,762	$(52,037)	$5,388,490
Gross Profit	1,069,457	99,292	—	1,168,749
Adjusted EBITDA(*)	113,469	33,863	—	147,332
June 3, 2017:
Revenues	$3,972,351	$1,513,241	$(49,069)	$5,436,523
Gross Profit	1,056,971	104,972	—	1,161,943
Adjusted EBITDA(*)	87,365	48,599	—	135,964

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

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	June 2, 2018	June 3, 2017
	(dollars in thousands)
Revenues	$3,897,765	$3,972,351
Revenue decline	(1.9)%	(5.1)%
Same store sales decline	(0.7)%	(4.0)%
Pharmacy sales decline	(1.3)%	(6.0)%
Same store prescription count decline, adjusted to 30-day equivalents	(1.5)%	(1.2)%
Same store pharmacy sales decline	(0.1)%	(5.4)%
Pharmacy sales as a % of total retail sales	66.4%	66.0%
Front-end sales decline	(2.9)%	(1.6)%
Same store front-end sales decline	(1.8)%	(1.1)%
Front-end sales as a % of total retail sales	33.6%	34.0%
Adjusted EBITDA(*)	$113,469	$87,365
Store data:
Total stores (beginning of period)	2,550	2,605
New stores	—	—
Store acquisitions	—	—
Closed stores	(17)	(14)
Total stores (end of period)	2,533	2,591
Relocated stores	—	3
Remodeled and expanded stores	49	26

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 1.9% for the thirteen weeks ended June 2, 2018 compared to a decrease of 5.1% for the thirteen weeks ended June 3, 2017. The decrease in revenues for the thirteen week period ended June 2, 2018 was primarily a result of store closings and a decrease in same store sales.

Pharmacy same store sales decreased by 0.1% for the thirteen week period ended June 2, 2018 compared to a decrease of 5.4% in the thirteen week period ended June 3, 2017. The decrease in the current period is due to the 1.5% decrease in same store prescription count due to our exclusion from certain Pharmacy networks that we participated in during the prior year partially offset by an increase in sales per script due to an increase in the number of 90 day prescriptions as a percent of total prescriptions.

Front-end same store sales decreased 1.8% during the thirteen week period ended June 2, 2018 compared to a decrease of 1.1% during the thirteen week period ended June 3, 2017. The decrease in front end same store sales is due to a shorter Easter selling season, weaker sales of summer categories, and a slow start to the allergy season.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended
	June 2, 2018	June 3, 2017
	(dollars in thousands)
Cost of revenues	$2,828,308	$2,915,380
Gross profit	1,069,457	1,056,971
Gross margin	27.4%	26.6%
FIFO gross profit(*)	1,079,423	1,067,144
FIFO gross margin(*)	27.7%	26.9%
Selling, general and administrative expenses	1,064,387	1,082,041
Selling, general and administrative expenses as a percentage of revenues	27.3%	27.2%

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit increased $12.5 million for the thirteen week period ended June 2, 2018 compared to the thirteen week period ended June 3, 2017. Gross profit was positively impacted by improvements in generic drug costs that more than offset reimbursement rate declines, partially offset by a decrease in prescription count.

Gross margin was 27.4% of sales for the thirteen week period ended June 2, 2018 compared to 26.6% of sales for the thirteen week period ended June 3, 2017. The improvement in gross margin for the thirteen week period was due primarily to improvements in generic drug costs that more than offset reimbursement rate declines.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $10.0 million for the thirteen week period ended June 2, 2018 compared to a $10.2 million charge for the thirteen week period ended June 3, 2017.

Selling, General and Administrative Expenses

SG&A expenses decreased $17.7 million for the thirteen week period ended June 2, 2018 due primarily to WBA TSA fees of $23.7 million this year, partially offset by an increase in store operating costs.

SG&A as a percentage of revenues was 27.3% in the thirteen week period ended June 2, 2018 compared to 27.2% in the thirteen week period ended June 3, 2017. The increase in SG&A as a percentage of revenues was due primarily to declining Retail Pharmacy segment sales leverage.

Pharmacy Services Segment Results of Operations

EnvisionRx, our Pharmacy Services segment, is a full-service pharmacy benefit provider. EnvisionRx provides both transparent and traditional PBM options through its EnvisionRx and MedTrak PBMs. EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies; access to the nation’s largest cash pay infertility discount drug program via Design Rx; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan. EnvisionRx operates as our 100 percent owned subsidiary. EnvisionRx enables us to expand our retail healthcare platform and enhance our health and wellness offerings by combining EnvisionRx’s broad suite of PBM and pharmacy-related businesses with our established retail platform to provide our customers and patients with an integrated offering across retail, specialty and mail-order channels.

Revenues and Other Operating Data

	Thirteen Week Period Ended
	June 2, 2018	June 3, 2017
	(dollars in thousands)
Revenues	$1,542,762	$1,513,241
Revenue (decline) growth	2.0%	(5.6)%
Adjusted EBITDA(*)	$33,863	$48,599

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Pharmacy Services segment revenues for the thirteen week period ended June 2, 2018 were $1,542.8 million as compared to revenues of $1,513.2 million for the thirteen week period ended June 3, 2017. The increase in revenues for the segment is primarily due to an increase in covered lives in our Medicare Part D Membership.

Costs and Expenses

	Thirteen Week Period Ended
	June 2, 2018	June 3, 2017
	(dollars in thousands)
Cost of revenues	$1,443,470	$1,408,269
Gross profit	99,292	104,972
Gross margin	6.4%	6.9%
Selling, general and administrative expenses	88,240	78,899
Selling, general and administrative expenses as a percentage of revenues	5.7%	5.2%

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit for the thirteen week period ended June 2, 2018 was $99.3 million as compared to gross profit of $105.0 million for the thirteen week period ended June 3, 2017. The decrease in gross profit for the segment is primarily due to margin compression in our commercial business and other operating investments we made to invest in current year and future growth.

Gross margin was 6.4% of sales for the thirteen week period ended June 2, 2018 compared to 6.9% of sales for the thirteen week period ended June 3, 2017. The decrease in gross margin for the segment is due primarily to margin compression in our commercial business and other operating investments we made to invest in current year and future growth.

Selling, General and Administrative Expenses

Pharmacy Services segment selling, general and administrative expenses for the thirteen week period ended June 2, 2018 was $88.2 million as compared to $78.9 million for the thirteen week period ended June 3, 2017. The increase in selling, general and administrative expenses is primarily the result of strategic investments in infrastructure to support current year and future growth. Selling, general and administrative expenses as a percentage of Pharmacy Services segment revenue was 5.7% and 5.2% for the thirteen week periods ended June 2, 2018 and June 3, 2017, respectively.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our Amended and Restated Senior Secured Credit Facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of June 2, 2018 was $2,502.6 million, which consisted of revolver borrowing capacity of $2,454.2 million and invested cash of $48.4 million.

Credit Facilities

Our Amended and Restated Senior Secured Credit Facility has a borrowing capacity of $2.7 billion and matures in January 2020. Borrowings under the revolver bear interest at a rate per annum between (i) LIBOR plus 1.50% and LIBOR plus 2.00% with respect to Eurodollar borrowings and (ii) the alternate base rate plus 0.50% and the alternate base rate plus 1.00% with respect to ABR borrowings, in each case, based upon the average revolver availability (as defined in the Amended and Restated Senior Secured Credit Facility). We are required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the revolver, depending on the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). Amounts drawn under the revolver become due and payable on January 13, 2020.

Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At June 2, 2018, we had $190.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $55.8 million, which resulted in additional borrowing capacity of $2,454.2 million. If at any time the total credit exposure outstanding under our Amended and Restated Senior Secured Credit Facility and the principal amount of our other senior obligations exceeds the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall.

The Amended and Restated Senior Secured Credit Facility restricts us and all of our subsidiaries that guarantee our obligations under the Amended and Restated Senior Secured Credit Facility and unsecured guaranteed notes (the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store and lockbox deposit accounts and cash necessary to cover our current liabilities) and from accumulating cash on hand with revolver borrowings in excess of $100.0 million over three consecutive business days. The Amended and Restated Senior Secured Credit Facility also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under our Amended and Restated Senior Secured Credit Facility or (b) the sum of revolver availability under our Amended and Restated Senior Secured Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $275.0 million for three consecutive business days or less than or equal to $200.0 million on any day (a “cash sweep period”), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Amended and Restated Senior Secured Credit Facility, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our Amended and Restated Senior Secured Credit Facility.

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

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolver is less than $200.0 million or (b) on the third consecutive business day on which availability under the revolver is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of June 2, 2018, we had availability under our revolver of $2,454.2 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the senior secured credit facility’s financial covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

The indentures that govern our guaranteed unsecured notes contain restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of June 2, 2018, the amount of additional secured debt that could be incurred under the most restrictive covenant of the second priority secured term loan facilities and these indentures was approximately $1.7 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). Assuming a fully drawn revolver and the outstanding letters of credit, we could incur an additional $350.0 million in secured debt. The ability to issue additional unsecured debt under these indentures is generally governed by an interest coverage ratio test. As of June 2, 2018, we had the ability to issue additional unsecured debt under the second lien credit facilities and other indentures.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash used in operating activities was $16.3 million for the thirteen week period ended June 2, 2018 as compared to cash provided by operating activities of $47.8 million for the thirteen week period ended June 3, 2017. Operating cash flow was negatively impacted by the timing of working capital items, including a build in the current year CMS receivable in our Pharmacy Services segment, which was not funded by reinsurance as it was in the prior year.

Cash used in investing activities was $49.1 million and $33.1 million for the thirteen week periods ended June 2, 2018 and June 3, 2017, respectively. Cash used for the purchase of property, plant, and equipment was higher than in the prior year primarily due to more Wellness store remodels in the current year. During the first quarter, we remodeled 49 stores and spent $13.7 million on file buys.

Cash used in financing activities was $239.1 million and $64.7 million for the thirteen week periods ended June 2, 2018 and June 3, 2017, respectively. Cash used by financing activities for the thirteen weeks ended June 2, 2018 reflects payments on our long-term debt and scheduled payments on our capital leases, partially offset by revolver borrowings.

Capital Expenditures

During the thirteen week periods ended June 2, 2018 and June 3, 2017 capital expenditures were as follows:

	Thirteen Week Period Ended
	June 2, 2018	June 3, 2017
New store construction, store relocation and store remodel projects	$24,889	$17,805
Technology enhancements, improvements to distribution centers and other corporate requirements	23,082	20,520
Purchase of prescription files from other retail pharmacies	13,655	5,521
Total capital expenditures	$61,626	$43,846

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

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our Fiscal 2018 10-K.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2018 10-K.

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

The following is a reconciliation of our net loss to Adjusted EBITDA for the thirteen week periods ended June 2, 2018 and June 3, 2017:

	Thirteen Week Period Ended
	June 2, 2018	June 3, 2017
	(dollars in thousands)
Net loss	$(41,727)	$(36,037)
Interest expense	62,792	51,000
Income tax benefit	(9,497)	(12,121)
Depreciation and amortization expense	94,529	101,029
LIFO charge	9,966	10,173
Lease termination and impairment charges	9,859	4,038
Loss on debt retirements, net	554	—
Other	20,856	17,882
Adjusted EBITDA	$147,332	$135,964

The following is a reconciliation of our net loss to Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share for the thirteen week periods ended June 2, 2018 and June 3, 2017. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization of EnvisionRx intangible assets, merger and acquisition-related costs, loss on debt retirements and LIFO adjustments. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share serve as appropriate measures to be used in evaluating the performance of our business and help our investors better compare our operating performance over multiple periods. Adjusted Net Income (Loss) per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income (Loss):

	Thirteen Week Period Ended
	June 2, 2018	June 3, 2017
	(dollars in thousands)
Net loss	$(41,727)	$(36,037)
Add back—Income tax benefit	(9,497)	(12,121)
Loss before income taxes	(51,224)	(48,158)
Adjustments:
Amortization of EnvisionRx intangible assets	19,139	20,716
LIFO charge	9,966	10,173
Merger and Acquisition-related costs	7,188	1,216
Adjusted loss before income taxes	(14,931)	(16,053)
Adjusted income tax benefit (a)	(3,437)	(6,825)
Adjusted net loss	$(11,494)	$(9,228)
Net loss per diluted share	$(0.04)	$(0.03)
Adjusted net loss per diluted share	$(0.01)	$(0.01)

(a)                                 The fiscal year 2019 and 2018 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL’s, state credits and valuation allowance, was used for the thirteen weeks ended June 2, 2018 and June 3, 2017, respectively.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of June 2, 2018.

Fiscal Year	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value at 06/02/2018
	(dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$90	$—	$—	$805,169	$—	$2,176,490	$2,981,749	$2,972,700
Average Interest Rate	7.61%	0.00%	0.00%	6.75%	0.00%	6.38%	6.48%
Variable Rate	$—	$190,000	$—	$—	$—	$—	$190,000	$190,000
Average Interest Rate	0.00%	3.34%	0.00%	0.00%	0.00%	0.00%	3.34%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of June 2, 2018, our annual interest expense would change by approximately $1.9 million.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 13, Commitments, Contingencies and Guarantees, of the Consolidated Condensed Financial Statements of this Quarterly Report.

ITEM 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Fiscal 2018 10-K, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities.  The table below is a listing of repurchases of common stock during the first quarter of fiscal 2019.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
March 4 to March 31, 2018	—	$—	—	—
April 1 to April 28, 2018	—	$—	—	—
April 29 to June 2, 2018	—	$—	—	—

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

Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Registration Rights Agreement, dated as of February 10, 2015, by and among Rite Aid Corporation, TPG VI Envision, L.P., TPG VI DE BDH, L.P. and Envision Rx Options Holdings Inc.	Exhibit 10.3 to Form 8-K, filed on February 13, 2015
4.6

Indenture, dated as of April 2, 2015, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company’s 6.125% Senior Notes due 2023

Exhibit 4.1 to Form 8-K, filed on April 2, 2015
4.7

Registration Rights Agreement, dated as of April 2, 2015, among Rite Aid Corporation, the subsidiary guarantors named therein and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as the initial purchasers of the Company’s 6.125% Senior Notes due 2023

Exhibit 10.1 to Form 8-K, filed on April 2, 2015
4.8	Tax Benefits Preservation Plan, dated as of January 3, 2018, between Rite Aid Corporation and Broadridge Corporate Issuer Solutions	Exhibit 4.1 to Form 8-K, filed on January 3, 2018
4.9	Specimen Common Stock Certificate	Exhibit 4.2 to Form 8-K, filed on January 3, 2018
4.10	Certificate of Designations, Preferences and Rights of Series J Junior Participating Preferred Stock of Rite Aid Corporation	Exhibit 3.1 to Form 8-K, filed on January 3, 2018
4.11	Certificate of Elimination of Series J Junior Participating Preferred Stock of Rite Aid Corporation	Exhibit 3.4 to Form 8-A/A, filed on March 28, 2018
4.12	First Amendment to Tax Benefits Preservation Plan, dated as of March 27, 2018, by and between Rite Aid Corporation and Broadridge Corporate Issuer Solutions	Exhibit 4.2 to Form 8-A/A, filed on March 28, 2018
10.1	2000 Omnibus Equity Plan	Included in Proxy Statement dated October 24, 2000
10.2	2001 Stock Option Plan	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.3	2004 Omnibus Equity Plan	Exhibit 10.4 to Form 10-K, filed on April 29, 2005
10.4	2006 Omnibus Equity Plan	Exhibit 10 to Form 8-K, filed on January 22, 2007
10.5	2010 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.6	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.7	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan	Exhibit 10.8 to Form 10-K, filed on April 23, 2013
10.8	2012 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
10.9	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan	Exhibit 10.10 to Form 10-K, filed on April 23, 2013
10.10	2014 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 23, 2014
10.11	Form of Award Agreement	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.12	Supplemental Executive Retirement Plan	Exhibit 10.6 to Form 10-K, filed on April 28, 2010
10.13	Executive Incentive Plan for Officers of Rite Aid Corporation	Exhibit 10.1 to Form 8-K, filed on February 24, 2012

10.14	Amended and Restated Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of January 21, 2010	Exhibit 10.7 to Form 10-K, filed on April 28, 2010
10.15	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000	Exhibit 10.1 to Form 10-Q, filed on December 22, 2005
10.16	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of December 18, 2008	Exhibit 10.4 to Form 10-Q, filed on January 7, 2009
10.17	Rite Aid Corporation Special Executive Retirement Plan	Exhibit 10.15 to Form 10-K, filed on April 26, 2004
10.18	Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008	Exhibit 10.7 to Form 10-Q, filed on January 7, 2009
10.19	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008	Exhibit 10.6 to Form 10-Q, filed on October 7, 2010
10.20	Amendment to Employment Agreement by and between Rite Aid Corporation and Kenneth Martindale dated as of October 26, 2015	Exhibit 10.4 to Form 10-Q, filed on January 6, 2016
10.21	Amended and Restated Employment Agreement, dated as of June 23, 2011, between Rite Aid Corporation and Enio A. Montini, Jr.	Exhibit 10.1 to Form 10-Q, filed on October 5, 2011
10.22	Employment Agreement, dated as of March 24, 2014, by and between Rite Aid Corporation and Dedra N. Castle	Exhibit 10.2 to Form 10-Q, filed on July 3, 2014
10.23	Employment Agreement, dated as of July 24, 2014, by and between Rite Aid Corporation and Darren W. Karst	Exhibit 10.2 to Form 10-Q, filed on October 2, 2014
10.24	Letter Agreement, dated October 26, 2015, to the Employment Agreement by and between Rite Aid Corporation and Darren W. Karst, dated as of July 24, 2014	Exhibit 10.1 to Form 8-K, filed on October 28, 2015
10.25	Employment Agreement by and between Rite Aid Corporation and Jocelyn Konrad dated as of August 18, 2015	Exhibit 10.1 to Form 10-Q, filed on January 6, 2016
10.26	Employment Agreement by and between Rite Aid Corporation and Bryan Everett dated as of June 22, 2015	Exhibit 10.2 to Form 10-Q, filed on January 6, 2016
10.27	Employment Agreement by and between Rite Aid Corporation and David Abelman dated as of August 3, 2015	Exhibit 10.3 to Form 10-Q, filed on January 6, 2016
10.28	Form of Retention Award Agreement	Exhibit 10.1 to Form 8-K, filed on January 7, 2016
10.29	Form of December 31, 2015 Retention Award Agreement	Exhibit 10.2 to Form 8-K, filed on January 7, 2016
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
101.

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 2, 2018 and March 3, 2018, (ii) Consolidated Statements of Operations for the thirteen weeks ended June 2, 2018 and June 3, 2017, (iii) Consolidated Statements of Comprehensive Income for the thirteen weeks ended June 2, 2018 and June 3, 2017, (iv)  Consolidated Statements of Cash Flows for the thirteen week period ended June 2, 2018 and June 3, 2017 and (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 6, 2018	RITE AID CORPORATION

	By:	/s/ DARREN W. KARST
Darren W. Karst
Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Date: July 6, 2018	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Senior Vice President, Chief Accounting Officer and Treasurer