Form 10-Q
period 2018-09-01
RITE AID CORP
filed 2018-10-04
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2018

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

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “Large Accelerated Filer,” “Accelerated Filer,” “Smaller Reporting Company” and “Emerging Growth Company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).  Yes ☐  No ☒

The registrant had 1,066,574,198 shares of its $1.00 par value common stock outstanding as of September 27, 2018.

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

•                  the impact of private and public third party payors continued reduction in prescription drug reimbursement rates and their ongoing efforts to limit access to payor networks, including through mail order;

•                  our ability to achieve the benefits of our efforts to reduce the costs of our generic and other drugs, and our ability to achieve drug pricing efficiencies;

•                  the impact of the loss of one or more major third party payor contracts;

•                  the inability to complete the sale of distribution centers to Walgreens Boots Alliance, Inc. (“WBA”), receive the related proceeds and recognize the corresponding expected gain due to the failure to satisfy the minimal remaining conditions applicable only to the distribution centers being transferred at such distribution center closing;

•                  the risk that the terminated merger (the “Merger”) with Albertsons Companies, Inc. (“Albertsons”) could have an adverse effect on our ability to retain customers and retain and hire key personnel and maintain relationships with our suppliers and customers and on our operating results and businesses generally;

•                  the impact on our business, operating results and relationships with customers, suppliers, third party payors, and employees, resulting from our efforts over the past three years to consummate a significant transaction with WBA and Albertsons;

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

•                  the risk that there may be changes to our strategy due to the termination of the Merger, or if the remaining distribution center closing of the Sale do not close, which may include delaying or reducing capital or other expenditures, selling assets or other operations, closing underperforming stores, attempting to restructure or refinance our debt, seeking additional capital or incurring other costs associated with restructuring our business, any of which could have an impact on our stock price;

•                  the risk that we may need to take further impairment charges if our future results do not meet our expectations;

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

•                  our ability to manage expenses and working capital and our ability to achieve our drug purchasing initiatives;

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

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended March 3, 2018 (the “Fiscal 2018 10-K”), which we filed with the SEC on April 26, 2018, and our Quarterly Report on Form 10-Q for the thirteen weeks ended June 2, 2018 (the “First Quarter 2019 10-Q”) which we filed on July 6, 2018, as well as in the “Risk Factors” section of the Fiscal 2018 10-K. These documents are available on the SEC’s website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	September 1, 2018	March 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$132,468	$447,334
Accounts receivable, net	2,039,605	1,869,100
Inventories, net of LIFO reserve of $594,413 and $581,090	1,848,287	1,799,539
Prepaid expenses and other current assets	169,313	181,181
Current assets held for sale	181,989	438,137
Total current assets	4,371,662	4,735,291
Property, plant and equipment, net	1,350,735	1,431,246
Goodwill	1,108,135	1,421,120
Other intangibles, net	480,520	590,443
Deferred tax assets	635,127	594,019
Other assets	219,489	217,208
Total assets	$8,165,668	$8,989,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$18,668	$20,761
Accounts payable	1,733,989	1,651,363
Accrued salaries, wages and other current liabilities	938,940	1,231,736
Current liabilities held for sale	—	560,205
Total current liabilities	2,691,597	3,464,065
Long-term debt, less current maturities	3,481,741	3,340,099
Lease financing obligations, less current maturities	26,537	30,775
Other noncurrent liabilities	509,843	553,378
Total liabilities	6,709,718	7,388,317
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 1,066,050 and 1,067,318	1,066,050	1,067,318
Additional paid-in capital	4,859,462	4,850,712
Accumulated deficit	(4,435,741)	(4,282,471)
Accumulated other comprehensive loss	(33,821)	(34,549)
Total stockholders’ equity	1,455,950	1,601,010
Total liabilities and stockholders’ equity	$8,165,668	$8,989,327

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	September 1, 2018	September 2, 2017
Revenues	$5,421,362	$5,345,011
Costs and expenses:
Cost of revenues	4,260,211	4,183,338
Selling, general and administrative expenses	1,153,991	1,141,844
Lease termination and impairment charges	39,609	3,113
Goodwill and intangible asset impairment charges	375,190	—
Interest expense	56,233	50,857
Walgreens Boots Alliance merger termination fee	—	(325,000)
Gain on sale of assets, net	(4,965)	(14,951)
	5,880,269	5,039,201
(Loss) income from continuing operations before income taxes	(458,907)	305,810
Income tax (benefit) expense	(106,559)	117,450
Net (loss) income from continuing operations	(352,348)	188,360
Net loss from discontinued operations, net of tax	(6,792)	(17,644)
Net (loss) income	$(359,140)	$170,716
Computation of (loss) income attributable to common stockholders:
(Loss) income from continuing operations attributable to common stockholders—basic and diluted	$(352,348)	$188,360
Loss from discontinued operations attributable to common stockholders—basic and diluted	(6,792)	(17,644)
(Loss) income attributable to common stockholders—basic and diluted	$(359,140)	$170,716

Basic and diluted (loss) income per share:
Continuing operations	$(0.33)	$0.18
Discontinued operations	$(0.01)	$(0.02)
Net basic and diluted (loss) income per share	$(0.34)	$0.16

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	September 1, 2018	September 2, 2017
Net (loss) income	$(359,140)	$170,716
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $144 and $342 tax expense	364	515
Total other comprehensive income	364	515
Comprehensive (loss) income	$(358,776)	$171,231

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017
Revenues	$10,809,852	$10,781,534
Costs and expenses:
Cost of revenues	8,479,952	8,457,918
Selling, general and administrative expenses	2,306,618	2,302,784
Lease termination and impairment charges	49,468	7,151
Goodwill and intangible asset impairment charges	375,190	—
Interest expense	119,025	101,857
Loss on debt retirements, net	554	—
Walgreens Boots Alliance merger termination fee	—	(325,000)
Gain on sale of assets, net	(10,824)	(20,828)
	11,319,983	10,523,882
(Loss) income from continuing operations before income taxes	(510,131)	257,652
Income tax (benefit) expense	(116,056)	105,329
Net (loss) income from continuing operations	(394,075)	152,323
Net income (loss) from discontinued operations, net of tax	249,351	(56,956)
Net (loss) income	$(144,724)	$95,367
Computation of (loss) income attributable to common stockholders:
(Loss) income from continuing operations attributable to common stockholders—basic and diluted	$(394,075)	$152,323
Income (loss) from discontinued operations attributable to common stockholders—basic and diluted	249,351	(56,956)
(Loss) income attributable to common stockholders—basic and diluted	$(144,724)	$95,367

Basic and diluted (loss) income per share:
Continuing operations	$(0.37)	$0.14
Discontinued operations	$0.23	$(0.05)
Net basic and diluted (loss) income per share	$(0.14)	$0.09

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017
Net (loss) income	$(144,724)	$95,367
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $288 and $684 tax expense	728	1,029
Total other comprehensive income	728	1,029
Comprehensive (loss) income	$(143,996)	$96,396

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017
Operating activities:
Net (loss) income	$(144,724)	$95,367
Net income (loss) from discontinued operations, net of tax	249,351	(56,956)
Net (loss) income from continuing operations	$(394,075)	$152,323
Adjustments to reconcile to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	184,272	196,684
Lease termination and impairment charges	49,468	7,151
Goodwill and intangible asset impairment charges	375,190	—
LIFO charge	13,324	13,609
Gain on sale of assets, net	(10,824)	(20,828)
Stock-based compensation expense	10,246	15,362
Loss on debt retirements, net	554	—
Changes in deferred taxes	(124,807)	64,850
Changes in operating assets and liabilities:
Accounts receivable	(323,724)	(88,748)
Inventories	(31,650)	(27,454)
Accounts payable	207,943	59,271
Other assets	(11,232)	(14,262)
Other liabilities	(245,587)	(62,485)
Net cash (used in) provided by operating activities of continuing operations	(300,902)	295,473
Investing activities:
Payments for property, plant and equipment	(92,565)	(79,116)
Intangible assets acquired	(20,519)	(9,679)
Proceeds from insured loss	—	3,627
Proceeds from dispositions of assets and investments	15,729	17,407
Proceeds from sale-leaseback transactions	2,587	—
Net cash used in investing activities of continuing operations	(94,768)	(67,761)
Financing activities:
Net proceeds from (payments to) revolver	1,335,000	(190,000)
Principal payments on long-term debt	(433,746)	(4,386)
Change in zero balance cash accounts	(17,101)	10,189
Net proceeds from issuance of common stock	1,302	215
Payments for taxes related to net share settlement of equity awards	(2,244)	(4,071)
Financing fees paid for early debt redemption	(13)	—
Net cash provided by (used in) financing activities of continuing operations	883,198	(188,053)
Cash flows from discontinued operations:
Operating activities of discontinued operations	(62,003)	2,358
Investing activities of discontinued operations	603,402	(44,739)
Financing activities of discontinued operations	(1,343,793)	(3,710)
Net cash used in discontinued operations	(802,394)	(46,091)
Decrease in cash and cash equivalents	(314,866)	(6,432)
Cash and cash equivalents, beginning of period	447,334	245,410
Cash and cash equivalents, end of period	$132,468	$238,978

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 1, 2018 and September 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended September 1, 2018 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2018 10-K.

The discussion and presentation of the operating and financial results of our business segments have been impacted by the following event.

Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement (the “Amended and Restated Asset Purchase Agreement”), dated as of September 18, 2017, by and among Rite Aid, WBA and Walgreen Co., an Illinois corporation and wholly owned direct subsidiary of WBA (“Buyer”), Buyer agreed to purchase from Rite Aid 1,932 stores (the “Acquired Stores”), three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of approximately $4,375,000, on a cash free, debt free basis (the “Asset Sale” or the “Sale”). As of March 27, 2018, the Company has sold all 1,932 Acquired Stores and related assets to WBA in exchange for proceeds of $4,156,686, which were used to repay outstanding debt. Based on its magnitude and because the Company is exiting certain markets, the Sale represents a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Asset Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the assets and liabilities to be sold, including the 1,932 Acquired Stores, three (3) distribution centers, related inventory and other specified assets and liabilities related thereto (collectively the “Assets to be Sold” or “Disposal Group”) to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended September 1, 2018 and March 3, 2018, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, corporate support activities related to the Disposal Group were not reclassified to discontinued operations. Please see additional information as provided in Note 3 Asset Sale to WBA.

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

The Company adopted the new revenue standard as of March 4, 2018 using the modified retrospective method and applying the new standard to all contracts with customers.  Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.  In connection with the adoption of the new revenue standard, the Company identified one difference in its Retail Pharmacy segment related to the timing of revenue recognition for third party prescription revenues, which was historically recognized at the time the prescription was filled.  Upon adoption of ASU No. 2014-09, this revenue is recognized at the time the customer takes possession of the merchandise. In connection with its March 4, 2018 adoption of the new revenue standard on a modified retrospective basis, the Company recorded a reduction to accounts receivable of $57,897, a reduction to deferred tax assets of $1,772, an increase to inventory of $51,121, and a corresponding increase to accumulated deficit of $8,548 within its Retail Pharmacy segment.

In addition, the Company identified revenues under one specific rebate administration program under which the Company’s Pharmacy Services segment was determined to be the principal and historically recognized revenues and cost of revenues on a gross basis of approximately $123,500 during fiscal 2018. Upon adoption of the new revenue standard, the Company is now recording revenue from this program on a net basis.

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

The Retail Pharmacy segment offers a chain-wide loyalty card program titled wellness +. Individual customers are able to become members of the wellness + program.  Members participating in the wellness + loyalty card program earn points on a calendar year basis for eligible front end merchandise purchases and qualifying prescription purchases.  One point is awarded for each dollar spent towards front end merchandise and 25 points are awarded for each qualifying prescription.

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

Points earned pursuant to the wellness+ program represent a performance obligation and the Company allocates revenue between the merchandise purchased and the wellness + points based on the relative stand-alone selling price of each performance obligation. The relative value of the wellness + points is initially deferred as a contract liability (included in other current and noncurrent liabilities). As customers redeem the points to receive discounted front end merchandise or when the points expire, the Retail Pharmacy segment recognizes an allocable portion of the deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $68,426 as of September 1, 2018, of which $51,916 is included in other current liabilities and $16,510 is included in noncurrent liabilities. The Retail Pharmacy segment had accrued contract liabilities of $63,851 as of March 3, 2018, of which $50,036 is included in other current liabilities and $13,815 is included in noncurrent liabilities.

The wellness + program also allows a customer to earn Bonus Cash based on qualifying purchases. Wellness + Rewards members have the opportunity to redeem their accumulated Bonus Cash on a future purchase with a 60 day expiration window.

For a majority of the Bonus Cash issuances, funding is provided by our vendors through contractual arrangements. This funding is treated as a contract liability and remains a contract liability until (i) wellness + Rewards members redeem their Bonus Cash, or (ii) wellness + Rewards members allow the Bonus Cash to expire. Upon redemption or expiration, the Retail Pharmacy segment recognizes an allocable portion of the accrued contract liability into revenue. For Bonus Cash issuances that are not vendor funded, the contract liability is recorded at the time of issuance through a reduction to revenues, and not recognized until the Bonus Cash is redeemed or expires.

Pharmacy Services Segment

The Pharmacy Services segment sells prescription drugs indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy. The Pharmacy Services segment recognizes revenue from prescription drugs sold by (i) its mail service dispensing pharmacy and (ii) under retail pharmacy network contracts where it is the principal at the contract prices negotiated with its clients, primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States. Revenues include: (i) the portion of the price the client pays directly to the Pharmacy Services segment, net of any volume-related or other discounts paid back to the client (see “Drug Discounts” below), (ii) the price paid to the Pharmacy Services segment by client plan members for mail order prescriptions (“Mail Co-Payments”) (iii) client plan member copayments made directly to the retail pharmacy network, and (iv) administrative fees. Revenue is recognized when the Pharmacy Services segment meets its performance obligations relative to each transaction type. The following revenue recognition policies have been established for the Pharmacy Services segment:

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

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by major source in each segment for the thirteen and twenty-six week periods ended September 1, 2018:

In thousands	For the thirteen week period ended September 1, 2018	For the twenty-six week period ended September 1, 2018
Retail Pharmacy segment:
Pharmacy sales	$2,573,909	$5,139,194
Front end sales	1,301,062	2,597,209
Other revenue	36,541	72,874
Total Retail Pharmacy segment	$3,911,512	$7,809,277

Pharmacy Services segment	1,561,811	3,104,573
Intersegment elimination	(51,961)	(103,998)
Total revenue	$5,421,362	$10,809,852

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

	Impact of Change in Accounting Policy
	As Reported		Adjusted
In thousands	March 3, 2018	Adjustments	March 4, 2018
Condensed Consolidated Balance Sheet:
Accounts receivable, net	$1,869,100	$(57,897)	$1,811,203
Inventories, net	1,799,539	51,121	1,850,660
Deferred tax assets	594,019	(1,772)	592,247
Total assets	8,989,327	(8,548)	8,980,779
Accumulated deficit	(4,282,471)	(8,548)	(4,291,019)
Total shareholders’ equity	1,601,010	(8,548)	1,592,462

Reclassification of the Statements of Cash Flows presentation

During the thirteen week period ended September 1, 2018, the Company expanded its disclosure on its Statements of Cash Flows to include changes in other assets separate from changes in other liabilities, which had historically been combined.  Prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases, (Topic 842), which is intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that engage in lease transactions (both lessee and lessor) that lease assets such as real estate and manufacturing equipment. This ASU will require organizations that lease assets—referred to as “leases”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years and interim periods within those years beginning January 1, 2019 (fiscal 2020). During July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. Among other things, ASU 2018-11 provides administrative relief by allowing entities to implement the lease standard on a modified retrospective basis, similar to the method used by the Company to adopt the revenue standard. Effectively, the modified retrospective basis permits the Company to adopt the lease standard through a cumulative effect adjustment to its opening balance sheet for the first quarter of fiscal 2020, with the cumulative effect accounted for as a component of retained earnings, and report under the new lease standard on a post adoption basis. The Company is currently evaluating the impact this standard implementation will have on its results of operations and cash flows, and we anticipate a material increase in assets and liabilities due to the recording of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases.

2. Termination of the Merger Agreement with Albertsons Companies, Inc.

On February 18, 2018, Rite Aid entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Albertsons, Ranch Acquisition II LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of Albertsons (“Merger Sub II”) and Ranch Acquisition Corp., a Delaware corporation and a wholly-owned direct subsidiary of Merger Sub II (“Merger Sub” and, together with Merger Sub II, the “Merger Subs”). On August 8, 2018, Rite Aid, Albertsons and Merger Subs entered into a Termination Agreement (the “Merger Termination Agreement”) under which the parties mutually agreed to terminate the Merger Agreement. Subject to limited customary exceptions, the Merger Termination Agreement mutually releases the parties from any claims of liability to one another relating to the contemplated Merger.  Under the terms of the Merger Agreement, neither Rite Aid nor Albertsons is responsible for any payments to the other party as a result of the termination of the Merger Agreement and Rite Aid is no longer subject to the interim operating covenants and restrictions contained in the Merger Agreement.

3. Asset Sale to WBA

On September 18, 2017, the Company entered into the Amended and Restated Asset Purchase Agreement with WBA and Buyer, which amended and restated in its entirety the previously disclosed Asset Purchase Agreement (the “Original APA”), dated as of June 28, 2017, by and among the Company, WBA and Buyer. Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer agreed to purchase from the Company 1,932 Acquired Stores, three (3) distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of $4,375,000, on a cash-free, debt-free basis in the Sale.

The Company announced on September 19, 2017 that the waiting period under the HSR Act, expired with respect to the Sale. As of March 27, 2018, the Company has completed the store transfer process, and all 1,932 stores and related assets have been transferred to WBA and the Company has received cash proceeds of $4,156,686. The transfer of the three (3) distribution centers and related assets is expected to begin after September 1, 2018. The closing conditions related to the asset transfer have been satisfied, and the Company has recorded a pre-tax gain on the Sale of the stores of $2,489,389.

On September 13, 2018, the Company completed the sale of one of its distribution centers and related assets to WBA for proceeds of $61,251.  The impact of the sale of the distribution center and related assets will be included in the results of operations and cash flows of discontinued operations during the third quarter ending December 1, 2018.  The transfer of the remaining two distribution centers and related assets remains subject to minimal customary closing conditions applicable only to the distribution centers being transferred at such distribution center closings, as specified in the Amended and Restated Asset Purchase Agreement.

The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. The Company has agreed to various covenants and agreements, including, among others, the Company’s agreement to conduct its business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the distribution center closing. The Company has also agreed to provide transition services to Buyer for up to three (3) years after the initial closing of the Sale. Under the terms of the TSA, the Company provides various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. In connection with these services, the Company purchases the related inventory and incurs cash payments for the selling, general and administrative activities, which, the Company bills on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen and twenty-six week periods ended September 1, 2018 were $1,835,484 and $3,876,559, respectively, of which $385,936 is included in Accounts receivable, net. The Company charged WBA TSA fees of $23,213 and $46,948 during the thirteen and twenty-six week periods ended September 1, 2018, respectively, which are reflected as a reduction to selling, general and administrative expenses.

Under the terms of the Amended and Restated Asset Purchase Agreement, the Company has the option to purchase pharmaceutical drugs through an affiliate of WBA under terms, including cost, that are substantially equivalent to Walgreen’s for a period of ten (10) years, subject to certain terms and conditions.  The Company has until May of 2019 to exercise this option.

Based on its magnitude and because the Company is exiting certain markets, the Sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposal Group to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended September 1, 2018 and March 3, 2018, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

The carrying amount of the Assets to be Sold, which were included in the Retail Pharmacy segment, have been reclassified from their historical balance sheet presentation to current assets and liabilities held for sale as follows:

	September 1, 2018	March 3, 2018
Inventories	$113,523	$264,286
Property and equipment	68,466	158,433
Goodwill(a)	—	4,629
Intangible assets	—	10,789
Current assets held for sale	$181,989	$438,137
Current maturities of long-term lease financing obligations	$—	$270
Accrued salaries, wages and other current liabilities	—	6,146
Long-term debt, less current maturities(b)	—	549,549
Lease financing obligations, less current maturities	—	838
Other noncurrent liabilities	—	3,402
Current liabilities held for sale	$—	$560,205

(a)                                 The Company had $76,124 of goodwill in its Retail Pharmacy segment resulting from the acquisition of Health Dialog and RediClinic, which is accounted for as Retail Pharmacy segment enterprise goodwill. The Company has allocated a portion of its Retail Pharmacy segment enterprise goodwill to the discontinued operation.

(b)                                 In connection with the Sale, the Company had estimated that the Sale would generate excess cash proceeds of approximately $4,027,400 which would be used to repay outstanding indebtedness. During the twenty-six week period ended September 1, 2018, the Company has a use of cash for financing purposes of $1,343,793 in its discontinued operations and, based on refinements to its calculations, reduced its estimate of excess cash proceeds by approximately $24,500 and reclassified that amount to assets held and used. Consequently, the Company has classified $0 and $549,549 of estimated cash proceeds to be used for debt repayment to liabilities held for sale as of September 1, 2018 and March 3, 2018, respectively. For the twenty-six week period ended September 1, 2018, the Company repaid outstanding indebtedness of $1,343,793 with Sale proceeds.  For the fifty-two week period ended March 3, 2018, the Company repaid outstanding indebtedness of $3,135,000 with the proceeds from the Sale.

The operating results of the discontinued operations that are reflected on the unaudited condensed consolidated statements of operations within net income (loss) from discontinued operations are as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Revenues	$4,716	$2,366,086	$28,116	$4,743,943
Costs and expenses:
Cost of revenues(a)	182	1,740,758	17,263	3,521,523
Selling, general and administrative expenses(a)	2,570	592,172	16,445	1,192,812
Lease termination and impairment charges	—	15	—	63
Loss on debt retirements, net	18,075	—	22,645	—
Interest expense (b)	—	60,404	4,615	119,341
Loss (gain) on stores sold to Walgreens Boots Alliance	15	—	(360,542)	—
Loss on sale of assets, net	11	768	11	612
	20,853	2,394,117	(299,563)	4,834,351
(Loss) income from discontinued operations before income taxes	(16,137)	(28,031)	327,679	(90,408)
Income tax (benefit) expense	(9,345)	(10,387)	78,328	(33,452)
Net (loss) income from discontinued operations, net of tax	$(6,792)	$(17,644)	$249,351	$(56,956)

(a)                                 Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.

(b)                                 In accordance with ASC 205-20, the operating results for the thirteen and twenty-six week periods ended September 1, 2018 and September 2, 2017, respectively, for the discontinued operations include interest expense relating to outstanding indebtedness repaid with the estimated excess proceeds from the Sale.

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Basic and diluted (loss) income per share:
Numerator:
Net (loss) income from continuing operations	$(352,348)	$188,360	$(394,075)	$152,323
Net (loss) income from discontinued operations, net of tax	(6,792)	(17,644)	249,351	(56,956)
(Loss) income attributable to common stockholders — basic and diluted	$(359,140)	$170,716	$(144,724)	$95,367
Denominator:
Basic weighted average shares	1,056,464	1,048,548	1,055,424	1,047,687
Outstanding options and restricted shares, net	—	18,668	—	22,597
Diluted weighted-average shares	1,056,464	1,067,216	1,055,424	1,070,284

Basic and diluted (loss) income per share:
Continuing operations	$(0.33)	$0.18	$(0.37)	$0.14
Discontinued operations	(0.01)	(0.02)	0.23	(0.05)
Net basic and diluted (loss) income per share	$(0.34)	$0.16	$(0.14)	$0.09

Due to their antidilutive effect, 25,163 and 9,206 potential common shares related to stock options have been excluded from the computation of diluted income per share for the thirteen week period ended September 1, 2018 and September 2, 2017, respectively. Due to their antidilutive effect, 25,163 and 5,596 potential common shares related to stock options have been excluded from the computation of diluted income per share for the twenty-six week period ended September 1, 2018 and September 2, 2017, respectively.  Also, excluded from the computation of diluted income per share for the thirteen and twenty-six week periods ended September 1, 2018 and September 2, 2017 are restricted shares of 7,811 and 0, respectively, which are included in shares outstanding.

5. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Impairment charges	$33,562	$—	$33,845	$659
Lease termination charges	6,047	3,113	15,623	6,492
	$39,609	$3,113	$49,468	$7,151

Impairment Charges

These amounts include the write-down of long-lived assets at locations that were assessed for impairment because of management’s intention to relocate or close the location or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

During the thirteen week period ended September 1, 2018, due to changes in circumstances at its Retail Pharmacy segment relative to a decline in its current and anticipated operating results and related cash flows as compared to its original projections as announced on August 6, 2018, the Company determined that an active store impairment assessment was required.  Based on the results of the active store impairment assessment, the Company recorded impairment charges of $19,277 relating to 288 active stores.  Additionally, during the thirteen week period ended September 1, 2018, the Company terminated a project to replace the point of sale software in its stores, which resulted in an impairment charge of $14,285 due to the write-off of the related assets.

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the twenty-six week period ended September 1, 2018, long-lived assets from continuing operations with a carrying value of $40,488, primarily store assets, were written down to their fair value of $6,643, resulting in an impairment charge of $33,845 of which $33,562 relates to the thirteen week period ended September 1, 2018. During the twenty-six week period ended September 2, 2017, long-lived assets from continuing operations with a carrying value of $964, primarily store assets, were written down to their fair value of $305, resulting in an impairment charge of $659. There was no impairment charge in the thirteen week period ended September 2, 2017. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The table below sets forth by level within the fair value hierarchy the long-lived assets as of the impairment measurement date for which an impairment assessment was performed and total losses as of September 1, 2018 and September 2, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges September 1, 2018
Long-lived assets held and used	$—	$—	$6,643	$6,643	$(33,562)
Long-lived assets held for sale	—	1,292	—	1,292	(283)
Total	$—	$1,292	$6,643	$7,935	$(33,845)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges September 2, 2017
Long-lived assets held and used	$—	$—	$201	$201	$(211)
Long-lived assets held for sale	—	104	—	104	(448)
Total	$—	$104	$201	$305	$(659)

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Balance—beginning of period	$131,182	$155,666	$133,290	$165,138
Provision for present value of noncancellable lease payments of closed stores	3,201	—	11,331	913
Changes in assumptions about future sublease income, terminations and changes in interest rates	324	201	(714)	(348)
Interest accretion	2,556	2,907	5,241	6,002
Cash payments, net of sublease income	(15,075)	(14,763)	(26,960)	(27,694)
Balance—end of period	$122,188	$144,011	$122,188	$144,011

6. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 5, Lease Termination and Impairment Charges, for the recognition and disclosure of fair value measurements.

As of September 1, 2018 and September 2, 2017, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.  In addition, as of September 1, 2018 and March 3, 2018 the Company has $7,217 and $7,282, respectively, of investments, carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets.  The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,481,831 and $3,231,901, respectively, as of September 1, 2018. There were no outstanding derivative financial instruments as of September 1, 2018 and March 3, 2018.

7. Income Taxes

The new federal tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”) enacted on December 22, 2017 (the “Enactment Date”) introduced significant changes to U.S. income tax law. Effective for tax years beginning on or after January 1, 2018, the Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%.

The Company recorded an income tax benefit from continuing operations of $106,559 and income tax expense of $117,450 for the thirteen week periods ended September 1, 2018 and September 2, 2017, respectively, and an income tax benefit from continuing operations of $116,056 and income tax expense from continuing operations of $105,329 for the twenty-six week periods ended September 1, 2018 and September 2, 2017, respectively. The effective tax rate for the thirteen week periods ended September 1,

2018 and September 2, 2017 was 23.2% and 38.4%, respectively. The effective tax rate for the twenty-six week periods ended September 1, 2018 and September 2, 2017 was 22.8% and 40.9%, respectively. The effective tax rate for the thirteen and twenty-six week periods ended September 1, 2018 includes an adjustment of (4.2)% and (3.9)%, respectively, to increase the valuation allowance related to certain state deferred taxes. The tax expense for the thirteen and twenty-six week periods ended September 2, 2017 is higher in comparison to 2018, as it is based on a federal statutory rate of 35%, and includes increases to the valuation allowance primarily related to state deferred taxes.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain considering historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.  Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $920,059 and $896,800, which relates primarily to state deferred tax assets at September 1, 2018 and March 3, 2018, respectively.

8. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $31,920 as of June 30, 2018. EIC was in excess of the minimum required amounts in these states as of September 1, 2018.

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

As of September 1, 2018, accounts receivable, net included $473,211 due from CMS and accrued salaries, wages and other current liabilities included $140,992 of EIC liabilities under certain reinsurance contracts. As of March 3, 2018, accounts receivable, net included $350,563 due from CMS and accrued salaries, wages and other current liabilities included $183,318 of EIC liabilities under certain reinsurance contracts. During calendar 2017, EIC limited its exposure to loss and recovered a portion of benefits paid by utilizing quota-share reinsurance with a commercial reinsurance company. Beginning calendar 2018, EIC does not have a reinsurance agreement in place related to its individual and certain group Medicare Part D Plans.

9. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables of $474,244 and $370,861 included in Accounts receivable, net, as of September 1, 2018 and March 3, 2018, respectively.

10. Goodwill and Other Intangible Assets

Goodwill and indefinitely-lived assets, such as certain trademarks acquired in connection with acquisition transactions, are not amortized, but are instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate it may be more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, the Company performs a quantitative goodwill impairment test. The fair value estimates used in the quantitative impairment test are calculated using an average of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches, which qualify as Level 3 within the fair value hierarchy, incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates and market activity in assessing fair value and are reporting unit specific. If the carrying amount exceeds the reporting unit’s fair value, the Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, the Company considers the income tax effect of any tax deductible goodwill when measuring a goodwill impairment loss.

During the thirteen week period ended September 1, 2018, the Company lowered its outlook for fiscal 2019.  Based upon the change in outlook, the Company determined that a quantitative goodwill impairment assessment was required.  The quantitative assessment concluded that the carrying amount of the Pharmacy Services segment exceeded its fair value principally due to a reduction of the projected growth for its business compared to the growth assumptions used in the Company’s previous assessment. This resulted in a goodwill impairment charge of $312,985 ($235,698 net of the related income tax benefit) during the thirteen-week period ended September 1, 2018, which adjusted the carrying amount of the Pharmacy Services segment to its fair value of $1,849,949.  As of September 1, 2018 and March 3, 2018, the accumulated impairment losses for the Pharmacy Services segment was $574,712 and $261,727, respectively.

Below is a summary of the changes in the carrying amount of goodwill by segment for the fiscal years ended September 1, 2018 and March 3, 2018:

	Retail Pharmacy	Pharmacy Services	Total
Balance, March 3, 2018	$43,492	$1,377,628	$1,421,120
Goodwill impairment	—	(312,985)	(312,985)
Balance, September 1, 2018	$43,492	$1,064,643	$1,108,135

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of September 1, 2018 and March 3, 2018.

	September 1, 2018				March 3, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period
Favorable leases and other (a)	$375,817	$(317,972)	$57,845	7 years	$379,355	$(316,798)	$62,557	7 years
Prescription files	908,563	(817,427)	91,136	3 years	900,111	(801,706)	98,405	3 years
Customer relationships(a)	388,000	(172,010)	215,990	13 years	465,000	(172,635)	292,365	15 years
CMS license	57,500	(7,321)	50,179	22 years	57,500	(6,172)	51,328	23 years
Claims adjudication and other developed software	58,985	(26,816)	32,169	4 years	58,985	(22,617)	36,368	5 years
Trademarks	20,100	(6,399)	13,701	7 years	20,100	(5,394)	14,706	8 years
Backlog	11,500	(11,500)	—	0 years	11,500	(10,286)	1,214	1 years
Total finite	$1,820,465	$(1,359,445)	$461,020		$1,892,551	$(1,335,608)	$556,943

Trademarks	19,500	—	19,500	Indefinite	33,500	—	33,500	Indefinite
Total	$1,839,965	$(1,359,445)	$480,520		$1,926,051	$(1,335,608)	$590,443

(a)                                   Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

During the thirteen week period ended September 1, 2018, due to the loss of access to a fertility drug for a direct to consumer program that the Pharmacy Services segment administered, the Company has recorded an impairment charge to reduce the book value of customer relationships by $48,205 (gross carrying amount of $77,000 less accumulated amortization of $28,795), and indefinite lived trademarks by $14,000, both of which charges are included within Goodwill and intangible asset impairment charges within the condensed consolidated statement of operations.

Also included in other non-current liabilities as of September 1, 2018 and March 3, 2018 are unfavorable lease intangibles with a net carrying amount of $16,654 and $18,888, respectively. These intangible liabilities are amortized over their remaining lease terms at the time of acquisition.

Amortization expense for these intangible assets and liabilities was $32,500 and $67,900 for the thirteen and twenty-six week periods ended September 1, 2018, respectively. Amortization expense for these intangible assets and liabilities was $36,321 and $77,283 for the thirteen and twenty-six week periods ended September 2, 2017, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2019—$121,801; 2020—$95,500; 2021—$72,591; 2022—$51,650 and 2023—$36,113.

11. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at September 1, 2018 and March 3, 2018:

	September 1, 2018	March 3, 2018
Secured Debt:
Senior secured revolving credit facility due January 2020 ($1,335,000 and $0 face value less unamortized debt issuance costs of $8,633 and $13,076)	$1,326,367	$(13,076)
Other secured	90	90
	1,326,457	(12,986)
Guaranteed Unsecured Debt:
9.25% senior notes due March 2020 ($0 and $902,000 face value plus unamortized premium of $0 and $1,400 and less unamortized debt issuance costs of $0 and $4,924)	—	898,476
6.75% senior notes due June 2021 ($0 and $810,000 face value less unamortized debt issuance costs of $0 and $4,877)	—	805,123
6.125% senior notes due April 2023 ($1,753,490 and $1,800,000 face value less unamortized debt issuance costs of $19,064 and $21,708)	1,734,426	1,778,292
	1,734,426	3,481,891
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($295,000 face value less unamortized debt issuance costs of $1,377 and $1,460)	293,623	293,540
6.875% fixed-rate senior notes due December 2028 ($128,000 face value less unamortized debt issuance costs of $675 and $707)	127,325	127,293
	420,948	420,833
Lease financing obligations	45,115	52,554
Total debt	3,526,946	3,942,292
Current maturities of long-term debt and lease financing obligations	(18,668)	(21,031)
Long-term debt and lease financing obligations, less current maturities	$3,508,278	$3,921,261

Reconciliation of indebtedness included in continuing operations and discontinued operations:

	March 3, 2018
	Debt	Lease Financing Obligations	Total Debt and Lease Financing Obligations
Balance, March 3, 2018 — per above table	$3,889,738	$52,554	$3,942,292
Amounts reclassified as current and noncurrent liabilities held for sale in connection with the Sale (a)	(549,549)	(1,108)	(550,657)
Total debt and lease financing obligations	3,340,189	51,446	3,391,635
Current maturities of long-term debt and lease financing obligations — continuing operations	(90)	(20,671)	(20,761)
Long-term debt and lease financing obligations, less current maturities — continuing operations	$3,340,099	$30,775	$3,370,874

(a)         In connection with the Sale, the Company had estimated that the Sale would generate excess cash proceeds of approximately $4,027,400 which would be used to repay outstanding indebtedness. During the twenty-six week period ended September 1, 2018, the Company has a use of cash for financing purposes of $1,343,793 in its discontinued operations and, based on refinements to its calculations, reduced its estimate of excess cash proceeds by approximately $24,500 and reclassified that amount to assets held and used. Consequently, the Company has classified $0 and $549,549 of estimated cash proceeds to be used for debt repayment to liabilities held for sale as of September 1, 2018 and March 3, 2018, respectively. Additionally, as part of the Sale, the Company will be relieved of approximately $0 and $1,108, respectively, of capital lease obligations as of September 1, 2018 and March 3, 2018. These amounts are also reflected as liabilities held for sale. Please see Note 3 for additional details.

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

The Company’s ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At September 1, 2018, the Company had $1,335,000 of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $55,780 which resulted in additional borrowing capacity of $1,309,220.

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

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolver is less than $200,000 or (b) on the third consecutive business day on which availability under the revolver is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of September 1, 2018, the Company had availability under its revolver of $1,309,220, its fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the senior secured credit facility’s financial covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

Fiscal 2018 and 2019 Transactions

During January 2018, the Company used proceeds from the Asset Sale to repay and retire all of its outstanding second lien $470,000 tranche 1 term loan and $500,000 tranche 2 term loan principal (the “Second Lien Term Loan Prepayment”). During February 2018, the Company reduced the borrowing capacity on its Amended and Restated Senior Secured Credit Facility from $3,700,000 to $3,000,000 (which was subsequently further reduced as described below). In connection with the transactions, the Company recorded a loss on debt retirement of $8,180, which included interest and unamortized debt issuance costs. The debt repayment and related loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

On February 27, 2018, the Company announced that it had commenced an offer to purchase up to $900,000 of the outstanding 9.25% senior notes due 2020 (the “9.25% Notes”), the 6.75% senior notes due 2021 (the “6.75% Notes”) and the 6.125% Senior Notes due 2023 (the “6.125% Notes”), pursuant to the asset sale provisions of the indentures of such notes. On March 29, 2018, the Company accepted for payment, pursuant to its offer to purchase, $3,454 principal amount of the 9.25% Notes, representing 0.38% of the outstanding principal amount of the 9.25% Notes, $3,471 principal amount of the 6.75% Notes, representing 0.43% of the outstanding principal amount of the 6.75% Notes, and $41,751 principal amount of the 6.125% Notes, representing 2.32% of the outstanding principal amount of the 6.125% Notes.  In connection therewith, the Company recorded a loss on debt retirement of $49 which included unamortized debt issuance costs, partially offset by unamortized discount.  The debt repayment and related loss on debt retirement is included in the results of operations and cash flows of discontinued operations. The debt repayment and related loss on debt retirement of $498 for the 6.125% Notes is included in the results of operations and cash flows of continuing operations.

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

On April 19, 2018, the Company announced that it had commenced an offer to purchase up to $700,000 of its outstanding 6.75% Notes and its 6.125% Notes pursuant to the asset sale provisions of such indentures. On May 21, 2018, the Company accepted for payment, pursuant to its offer to purchase, $1,360 aggregate principal amount of the 6.75% Notes and $4,759 aggregate principal amount of the 6.125% Notes.  The debt repayment and related loss on debt retirement of $8 for the 6.75% Notes is included in the results of operations and cash flows of discontinued operations.  The debt repayment and related loss on debt retirement of $56 for the 6.125% Notes is included in the results of operations and cash flows of continuing operations.

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

On June 25, 2018, the Company redeemed the remaining $805,169 of its 6.75% Notes, which resulted in a loss on debt retirement of $18,075. The loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2019 and thereafter are as follows: 2019—$90; 2020—$1,335,000; 2021—$0; 2022—$0; 2023—$0 and $2,176,490 thereafter.

12. Retirement Plans

Net periodic pension expense recorded in the thirteen and twenty-six week periods ended September 1, 2018 and September 2, 2017, for the Company’s defined benefit plan includes the following components:

	Defined Benefit Pension Plan		Defined Benefit Pension Plan
	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Service cost	$312	$346	$624	$692
Interest cost	1,578	1,603	3,156	3,206
Expected return on plan assets	(1,435)	(1,147)	(2,869)	(2,294)
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	507	857	1,015	1,713
Net periodic pension expense	$962	$1,659	$1,926	$3,317

During the thirteen and twenty-six week periods ended September 1, 2018 the Company contributed $991 and $1,804, respectively, to the Defined Benefit Pension Plan. During the remainder of fiscal 2019, the Company expects to contribute $900 to the Defined Benefit Pension Plan.

13. Segment Reporting

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

The following is balance sheet information for the Company’s reportable segments:

	Retail Pharmacy	Pharmacy Services	Eliminations (1)	Consolidated
September 1, 2018:
Total Assets	$5,503,071	$2,675,295	$(12,698)	$8,165,668
Goodwill	43,492	1,064,643	—	1,108,135
Additions to property and equipment and intangible assets	105,369	7,715	—	113,084
March 3, 2018:
Total Assets	$6,089,343	$2,954,953	$(54,969)	$8,989,327
Goodwill	43,492	1,377,628	—	1,421,120
Additions to property and equipment and intangible assets	199,437	15,327	—	214,764

(1)                                 As of September 1, 2018 and March 3, 2018, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $0 and $38,713, respectively, against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $12,698 and $16,256, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

The following table is a reconciliation of the Company’s business segments to the condensed consolidated financial statements for the thirteen and twenty-six week periods ended September 1, 2018 and September 2, 2017:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations (1)	Consolidated
Thirteen Week Period Ended
September 1, 2018:
Revenues	$3,911,512	$1,561,811	$(51,961)	$5,421,362
Gross Profit	1,051,637	109,514	—	1,161,151
Adjusted EBITDA (2)	103,618	44,963	—	148,581
September 2, 2017:
Revenues	$3,901,842	$1,492,831	$(49,662)	$5,345,011
Gross Profit	1,058,411	103,262	—	1,161,673
Adjusted EBITDA (2)	87,627	49,275	—	136,902
Twenty-Six Week Period Ended
September 1, 2018:
Revenues	$7,809,277	$3,104,573	$(103,998)	$10,809,852
Gross Profit	2,121,094	208,806	—	2,329,900
Adjusted EBITDA (2)	207,747	78,826	—	286,573
September 2, 2017:
Revenues	$7,874,193	$3,006,072	$(98,731)	$10,781,534
Gross Profit	2,115,382	208,234	—	2,323,616
Adjusted EBITDA (2)	165,078	97,874	—	262,952

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

The following is a reconciliation of net (loss) income to Adjusted EBITDA for the thirteen and twenty-six week periods ended September 1, 2018 and September 2, 2017:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017(a)	September 1, 2018	September 2, 2017(a)
	(dollars in thousands)
Net (loss) income	$(352,348)	$188,360	$(394,075)	$152,323
Interest expense	56,233	50,857	119,025	101,857
Income tax (benefit) expense	(106,559)	117,450	(116,056)	105,329
Depreciation and amortization expense	89,743	95,655	184,272	196,684
LIFO charge	3,358	3,436	13,324	13,609
Lease termination and impairment charges	39,609	3,113	49,468	7,151
Goodwill and intangible asset impairment charges	375,190	—	375,190	—
Loss on debt retirements, net	—	—	554	—
Merger and Acquisition-related costs	19,031	9,632	26,219	10,848
Stock based compensation expense	5,215	6,324	10,246	15,362
Inventory write-downs related to store closings	1,300	1,348	5,133	3,766
Litigation settlement	18,000	—	18,000	—
Gain on sale of assets, net	(4,965)	(14,951)	(10,824)	(20,828)
Walgreens Boots Alliance merger termination fee	—	(325,000)	—	(325,000)
Other	4,774	678	6,097	1,851
Adjusted EBITDA	$148,581	$136,902	$286,573	$262,952

(a)         During the thirteen week period ended September 1, 2018, the Company revised its definition of Adjusted EBITDA to no longer exclude the impact of revenue deferrals related to its customer loyalty program and further revised its disclosure by presenting certain amounts previously included within Other as separate reconciling items.  Consequently, the Company revised Adjusted EBITDA for the thirteen and twenty-six week periods ended September 2, 2017 to conform with the revised definition and present separate reconciling items previously included in Other.

14. Commitments, Contingencies and Guarantees

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

After the announcement of the then proposed merger between the Company and Walgreens Boots Alliance, Inc. (“WBA”), a putative class action lawsuit was filed in Pennsylvania in the Court of Common Pleas of Cumberland County (Wilson v. Rite Aid Corp., et al.) by a purported Company stockholder against the Company, its directors (the Individual Defendants, together with the Company, the Rite Aid Defendants), WBA and Victoria Merger Sub Inc. (Victoria) challenging the transactions contemplated by the merger agreement. The complaint alleged primarily that the Individual Defendants breached their fiduciary duties by, among other things, agreeing to an allegedly unfair and inadequate price, agreeing to deal protection devices that allegedly prevented the directors from obtaining higher offers from other interested buyers for the Company and allegedly failing to protect against certain purported conflicts of interest in connection with the merger. The complaint further alleged that the Company, WBA and/or Victoria aided and abetted these alleged breaches of fiduciary duty. The complaint sought, among other things, to enjoin the closing of the merger as well as money damages and attorneys’ and experts’ fees. The matter remains pending, but inactive.

Also in connection with a proposed merger between the Company and WBA, a lawsuit was filed in the United States District Court for the Middle District of Pennsylvania (the “Pennsylvania District Court”), asserting a claim for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against the Rite Aid Defendants, WBA and Victoria and a claim for violations of Section 20(a) of the Exchange Act against the Individual Defendants and WBA (Hering v. Rite Aid Corp., et al.). The complaint in the Hering action alleged, among other things, that the Rite Aid Defendants disseminated an allegedly false and materially misleading proxy and sought to enjoin the shareholder vote on the proposed merger, a declaration that the proxy was materially false and misleading in violation of federal securities laws and an award of money damages and attorneys’ and experts’ fees. On January 14 and 16, 2016, respectively, the plaintiff in the Hering action filed a motion for preliminary injunction and a motion for expedited discovery. On January 21, 2016, the Rite Aid Defendants filed a motion to dismiss the Hering complaint. At a hearing held on January 25, 2016, the Pennsylvania District Court orally denied the plaintiff’s motion for expedited discovery and subsequently denied the plaintiff’s motion for preliminary injunction on January 28, 2016. On March 14, 2016, the Pennsylvania District Court appointed Jerry Hering, Don Michael Hussey and Joanna Pauli Hussey as lead plaintiffs for the putative class and approved their selection of Robbins Geller Rudman & Dowd LLP as lead counsel. On April 14, 2016, the Pennsylvania District Court granted the lead plaintiffs’ unopposed motion to stay the Hering action for all purposes pending consummation of the merger.

On August 4, 2017, the Pennsylvania District Court entered an order lifting the stay, noting that the original claims in this matter were now moot and directed the plaintiffs to file a motion for leave to amend the complaint, with brief in support thereof, which motion was subsequently filed on September 22, 2017. Also on September 22, 2017, the lead plaintiffs gave notice that plaintiffs Don Michael Hussey and Joanna Pauli Hussey were withdrawing as lead plaintiffs, and that plaintiff Jerry Hering (the “Lead Plaintiff”) would continue to represent the proposed class in the Hering action going forward. On November 27, 2017, the Pennsylvania District Court granted Lead Plaintiff’s motion to amend the complaint, and Lead Plaintiff filed the amended complaint (the “Amended Complaint”) on December 11, 2017. The amended complaint alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 against the Rite Aid Defendants, WBA, and certain WBA executives. On February 14, 2018, the Rite Aid Defendants moved to dismiss the Amended Complaint, which the Pennsylvania District Court granted on July 11, 2018, dismissing all claims alleged against the Rite Aid Defendants.

In connection with the then proposed merger between the Company and Albertsons Companies, Inc. (“ACI”), on April 24, 2018, a Rite Aid stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against Rite Aid, ACI, Ranch Acquisition Corp. (Merger Sub I), Ranch Acquisition II LLC (Merger Sub II, together with ACI and Merger Sub I, the ACI defendants) and each of the Rite Aid directors (the Director defendants, together with Rite Aid, the Rite Aid defendants), Del. C.A. No. 2018-0305-AGB (Akile v. Rite Aid Corp., et al). Plaintiff contended that Rite Aid stockholders had appraisal rights under Section 262 of the DGCL. Plaintiff alleged breach of fiduciary duty claims against the Director defendants for their alleged failure to provide alleged statutory appraisal rights under Delaware law and for allegedly falsely informing Rite Aid stockholders that they would not have appraisal rights. Plaintiff further contended that the proxy statement/prospectus related to the proposed merger, and which was filed on April 6, 2018, was deficient under Section 262(d)(1) of the DGCL for failure to inform stockholders of their alleged appraisal rights. Plaintiff sought declarations from the Court of Chancery that the action was a proper class action and that the Director defendants breached their fiduciary duties by failing to adequately inform class members of their appraisal rights under Delaware law, to enjoin the then proposed transaction from closing until such time as class members were afforded the ability to seek appraisal of their shares, or otherwise permit class members to petition the Court of Chancery for appraisal, and attorneys’ fees, expenses, and costs to plaintiff. On May 9, 2018, the Court of Chancery denied plaintiff’s motion to expedite and declined to schedule a preliminary injunction hearing, ruling that plaintiff failed to state a colorable claim. On August 13, 2018, the parties filed a Stipulation and Proposed Order of Voluntary Dismissal Pursuant to Court of Chancery Rule 41(1)(a)(ii), which the Court of Chancery entered on August 14, 2018.

Between June 29, 2018, and August 3, 2018, three purported stockholders of the Company each separately filed a Verified Complaint to Compel Inspection of Books and Records under 8 Del. C. §220 in the Delaware Court of Chancery against the Company, seeking to inspect books and records in order to determine whether wrongdoing or mismanagement has taken place such that it would be appropriate to file claims for breach of fiduciary duty, and to investigate the independence and disinterestedness of the Company’s directors with respect to the then proposed merger with ACI. On August 9, 2018, one of the purported stockholders filed a Notice and Proposed Order Voluntarily Dismissing Action, which order the Court entered on August 10, 2018. On September 6, 2018, another of the purported stockholders filed a Notice of Dismissal. The Company filed a motion to dismiss the remaining action on August 20, 2018.

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

In the employee seating lawsuit (Hall v. Rite Aid Corporation, San Diego County Superior Court), the parties reached a class action settlement for $18 million plus institution of a two-year pilot seating program for front-end checkstands.  On September 14, 2018, the Court granted preliminary approval of the settlement.  The hearing for final approval is scheduled to occur on January 11, 2019.

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

In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California (the “USAO”) regarding (1) the Company’s Drug Utilization Review (“DUR”) and prescription dispensing protocol; and (2) the dispensing of drugs designated as “Code 1” by the State of California. The Company cooperated with the investigation, researched the government’s allegations, and refuted the government’s position. The Company produced documents including certain prescription files related to Code 1 drugs to the USAO’s office and the State of California Department of Justice’s Bureau of Medical Fraud and Elder Abuse (“CADOJ”). In August 2014, the USAO and 8 states’ attorneys general declined to intervene in a California False Claim Act (“FCA”) action (“Action”) filed under seal in the Eastern District of California by qui tam plaintiff Loyd F. Schmuckley (“Relator”) based on DUR and Code 1 allegations. In July 2016, the Commonwealth of Massachusetts and the District of Columbia also declined to intervene in the Action. On May 15, 2017, Relator and the CADOJ stipulated to dismiss all DUR-related claims and 18 other state-based claims. On September 21, 2017, the CADOJ filed a sealed complaint-in-intervention in the Action, asserting causes under the FCA, for unjust enrichment and for payment by mistake related to the Code 1 allegations. The Action was unsealed on September 26, 2017. On September 28, 2017, Relator filed a First Amended Complaint under the FCA also concerning the Code 1 allegations. The Company filed a motion to dismiss Relator’s and CADOJ’s respective complaints in January 2018, the hearing was held on March 23, 2018.  On September 5, 2018, the court issued an order denying the motion to dismiss. At this stage of the proceedings, the Company is not able to either predict the outcome of this matter or estimate a potential range of loss with respect to this matter and is vigorously defending this lawsuit.

The State of Mississippi, by and through its Attorney General, filed a First Amended Complaint against the Company and various purported related entities on September 27, 2016 alleging violations of the Mississippi Medicaid Fraud Control Act, violations of the Mississippi Unfair and Deceptive Trade Practices Act, fraud and unjust enrichment. The Complaint alleges the Company failed to accurately report usual and customary prices to Mississippi’s Division of Medicaid. On November 14, 2016, the Company filed motions to dismiss based on substantive and jurisdictional grounds, as well as a motion to transfer venue. These motions are pending and the substantive and jurisdictional grounds, as well as a motion to transfer venue, all of which were stayed pending the resolution of related litigation on appeal.  In September 2018, the stay of the case was lifted.  At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is vigorously defending this lawsuit.

In December 2017, the United States Judicial Panel on multidistrict litigation ordered consolidated numerous lawsuits filed against various defendants by plaintiffs such as counties, cities, hospitals, and third-party payors, alleging claims generally concerning the impacts of widespread opioid abuse. The consolidated multidistrict litigation is In re National Prescription Opiate Litigation (MDL No. 2804), pending in the U.S. District Court for the Northern District of Ohio. This multidistrict litigation includes relevant federal court lawsuits that name the Company, including lawsuits filed by counties and municipalities in California, Georgia, Idaho, Indiana, Iowa, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New Mexico, North Carolina, Ohio, Puerto Rico, Texas, West Virginia, and Wisconsin.  Similar lawsuits that name the Company in some capacity have been filed in state courts, including lawsuits filed by Shelby County, Tennessee, Shelby County (Tennessee) v. Purdue Pharma, L.P. et al.; Brooke County, West Virginia, Brooke County (West Virginia) et al. v. Purdue Pharma L.P., et al.; the city of Strongsville, Ohio, The City of Strongsville, Ohio v. Purdue Pharma L.P., et al.; the County of Fannin, Georgia, County of Fannin (Georgia) v. Rite Aid of Georgia, Inc. et al.; the City of Fitchburg, Massachusetts, City of Fitchburg (Massachusetts) v. Purdue Pharma L.P. et al.; and lawsuits filed by 23 South Carolina counties, which have been consolidated in front of Judge Perry H. Gravely for purposes of discovery as In re: South Carolina Opioid Litigation.  At this stage of the proceedings, the Company is not able to either predict the outcome of these lawsuits or estimate a potential range of loss with respect to the lawsuits and is vigorously defending them.

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

15. Supplementary Cash Flow Data

	Twenty-Six Weeks Ended
	September 1, 2018	September 2, 2017
Cash paid for interest (net of capitalized amounts of $3 and $184, respectively)(a)	$165,995	$208,909
Cash payments for income taxes, net(a)	$19,314	$3,119
Equipment financed under capital leases	$2,275	$8,615
Equipment received for noncash consideration	$—	$1,295
Reduction in lease financing obligation	$—	$4,740
Gross borrowings from revolver(a)	$2,237,000	$1,471,000
Gross repayments to revolver(a)	$902,000	$1,661,000

(a)—Amounts are presented on a total company basis.

Significant components of cash used by Other Liabilities of $245,587 for the twenty-six week period ended September 1, 2018 includes cash used resulting from changes in accrued wages, benefits and other personnel costs of $131,724 and changes in the amounts due to pharmacy network providers of $78,000.

16. Guarantor and Non-Guarantor Condensed Consolidating Financial Information

Rite Aid Corporation conducts the majority of its business through its subsidiaries. With the exception of EIC, substantially all of Rite Aid Corporation’s 100 percent owned subsidiaries guarantee the obligations under the Amended and Restated Senior Secured Credit Facility and unsecured guaranteed notes (the “Subsidiary Guarantors”). Additionally, with the exception of EIC, the subsidiaries, including joint ventures, that do not guarantee the Amended and Restated Senior Secured Credit Facility and unsecured guaranteed notes, are minor.

For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company’s Amended and Restated Senior Secured Credit Facility, and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the non-guarantor subsidiaries at September 1, 2018, March 3, 2018, and for the thirteen and twenty-six week periods ended September 1, 2018 and September 2, 2017. Separate financial statements for Subsidiary Guarantors are not presented.

	Rite Aid Corporation
	Condensed Consolidating Balance Sheet
	September 1, 2018 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$103,349	$29,119	$—		$132,468
Accounts receivable, net	—	1,565,035	474,570	—		2,039,605
Intercompany receivable		310,291	—	(310,291	)(a)	—
Inventories, net of LIFO reserve of $0, $594,413, $0, $0, and $594,413	—	1,848,287	—	—		1,848,287
Prepaid expenses and other current assets	—	167,078	2,235	—		169,313
Current assets held for sale	—	181,989	—	—		181,989
Total current assets	—	4,176,029	505,924	(310,291)		4,371,662
Property, plant and equipment, net	—	1,350,735	—	—		1,350,735
Goodwill	—	1,108,135	—	—		1,108,135
Other intangibles, net	—	430,342	50,178	—		480,520
Deferred tax assets	—	635,127	—	—		635,127
Investment in subsidiaries	8,661,543	53,443	—	(8,714,986	)(b)	—
Intercompany receivable	—	3,709,374	—	(3,709,374	)(a)	—
Other assets	—	212,272	7,217	—		219,489
Total assets	$8,661,543	$11,675,457	$563,319	$(12,734,651)		$8,165,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$18,578	$—	$—		$18,668
Accounts payable	—	1,726,014	7,975	—		1,733,989
Intercompany payable	—	—	310,291	(310,291	)(a)	—
Accrued salaries, wages and other current liabilities	14,388	751,080	173,472	—		938,940
Total current liabilities	14,478	2,495,672	491,738	(310,291)		2,691,597
Long-term debt, less current maturities	3,481,741	—	—	—		3,481,741
Lease financing obligations, less current maturities	—	26,537	—	—		26,537
Intercompany payable	3,709,374	—	—	(3,709,374	)(a)	—
Other noncurrent liabilities	—	491,705	18,138	—		509,843

	Rite Aid Corporation
	Condensed Consolidating Balance Sheet
	September 1, 2018
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Total liabilities	7,205,593	3,013,914	509,876	(4,019,665)		6,709,718
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	1,455,950	8,661,543	53,443	(8,714,986	)(b)	1,455,950
Total liabilities and stockholders’ equity	$8,661,543	$11,675,457	$563,319	$(12,734,651)		$8,165,668

(a)  Elimination of intercompany accounts receivable and accounts payable amounts.

(b)  Elimination of investments in consolidated subsidiaries.

	Rite Aid Corporation
	Condensed Consolidating Balance Sheet
	March 3, 2018
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$441,244	$6,090	$—		$447,334
Accounts receivable, net	—	1,502,507	366,593	—		1,869,100
Intercompany receivable		223,413	—	(223,413	)(a)	—
Inventories, net of LIFO reserve of $0, $581,090, $0, $0, and $581,090	—	1,799,539	—	—		1,799,539
Prepaid expenses and other current assets	—	176,678	4,503	—		181,181
Current assets held for sale	—	438,137	—	—		438,137
Total current assets	—	4,581,518	377,186	(223,413)		4,735,291
Property, plant and equipment, net	—	1,431,246	—	—		1,431,246
Goodwill	—	1,421,120	—	—		1,421,120
Other intangibles, net	—	539,115	51,328	—		590,443
Deferred tax assets	—	594,019	—	—		594,019
Investment in subsidiaries	8,745,390	54,076	—	(8,799,466	)(b)	—
Intercompany receivable	—	3,189,419	—	(3,189,419	)(a)	—
Other assets	—	209,926	7,282	—		217,208
Total assets	$8,745,390	$12,020,439	$435,796	$(12,212,298)		$8,989,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$20,671	$—	$—		$20,761
Accounts payable	—	1,641,676	9,687	—		1,651,363
Intercompany payable	—	—	223,413	(223,413	)(a)	—
Accrued salaries, wages and other current liabilities	65,223	1,031,379	135,134	—		1,231,736
Current liabilities held for sale	549,549	10,656	—	—		560,205
Total current liabilities	614,862	2,704,382	368,234	(223,413)		3,464,065
Long-term debt, less current maturities	3,340,099	—	—	—		3,340,099

	Rite Aid Corporation
	Condensed Consolidating Balance Sheet
	March 3, 2018
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Lease financing obligations, less current maturities	—	30,775	—	—		30,775
Intercompany payable	3,189,419	—	—	(3,189,419	)(a)	—
Other noncurrent liabilities	—	539,892	13,486	—		553,378
Total liabilities	7,144,380	3,275,049	381,720	(3,412,832)		7,388,317
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	1,601,010	8,745,390	54,076	(8,799,466	)(b)	1,601,010
Total liabilities and stockholders’ equity	$8,745,390	$12,020,439	$435,796	$(12,212,298)		$8,989,327

(a)  Elimination of intercompany accounts receivable and accounts payable amounts.

(b)  Elimination of investments in consolidated subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirteen Weeks Ended September 1, 2018 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$5,347,051	$101,900	$(27,589	)(a)	$5,421,362
Costs and expenses:
Cost of revenues	—	4,193,129	94,470	(27,388	)(a)	4,260,211
Selling, general and administrative expenses	—	1,147,491	6,701	(201	)(a)	1,153,991
Lease termination and impairment expenses	—	39,609	—	—		39,609
Goodwill and intangible asset impairment charges	—	375,190	—	—		375,190
Interest expense	52,365	3,811	57	—		56,233
Gain on sale of assets, net	—	(4,965)	—	—		(4,965)
Equity in earnings of subsidiaries, net of tax	288,700	(852)	—	(287,848	)(b)	—
	341,065	5,753,413	101,228	(315,437)		5,880,269
(Loss) income from continuing operations before income taxes	(341,065)	(406,362)	672	287,848		(458,907)
Income tax benefit	—	(106,379)	(180)	—		(106,559)
Net (loss) income from continuing operations	(341,065)	(299,983)	852	287,848		(352,348)
Net (loss) income from discontinued operations	(18,075)	11,283	—	—		(6,792)
Net (loss) income	$(359,140)	$(288,700)	$852	$287,848	(b)	$(359,140)
Total other comprehensive income (loss)	364	364	—	(364)		364
Comprehensive (loss) income	$(358,776)	$(288,336)	$852	$287,484		$(358,776)

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirteen Weeks Ended September 2, 2017 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$5,323,340	$41,877	$(20,206	)(a)	$5,345,011
Costs and expenses:
Cost of revenues	—	4,164,126	39,961	(20,749	)(a)	4,183,338
Selling, general and administrative expenses	—	1,139,825	1,476	543	(a)	1,141,844
Lease termination and impairment expenses	—	3,113	—	—		3,113
Interest expense	45,529	5,341	(13)	—		50,857
Walgreen Boots Alliance, Inc. termination fee	(325,000)	—	—	—		(325,000)
Gain on sale of assets, net	—	(14,951)	—	—		(14,951)
Equity in earnings of subsidiaries, net of tax	48,351	(456)	—	(47,895	)(b)	—
	(231,120)	5,296,998	41,424	(68,101)		5,039,201
Earnings from continuing operations before income taxes	231,120	26,342	453	47,895		305,810
Income tax expense (benefit)	—	117,453	(3)	—		117,450
Net income (loss) from continuing operations	231,120	(91,111)	456	47,895		188,360
Net (loss) income from discontinued operations	(60,404)	42,760	—	—		(17,644)
Net income (loss)	$170,716	$(48,351)	$456	$47,895	(b)	$170,716
Total other comprehensive income (loss)	515	515	—	(515)		515
Comprehensive income (loss)	$171,231	$(47,836)	$456	$47,380		$171,231

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Twenty-Six Weeks Ended September 1, 2018 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$10,668,075	$197,485	$(55,708	)(a)	$10,809,852
Costs and expenses:
Cost of revenues	—	8,351,757	183,502	(55,307	)(a)	8,479,952
Selling, general and administrative expenses	—	2,292,321	14,698	(401	)(a)	2,306,618
Lease termination and impairment expenses	—	49,468	—	—		49,468
Goodwill and intangible asset impairment charges	—	375,190	—	—		375,190
Interest expense	112,304	6,756	(35)	—		119,025
Loss on debt retirements, net	—	554	—	—		554
Gain on sale of assets, net	—	(10,824)	—	—		(10,824)
Equity in earnings of subsidiaries, net of tax	9,730	633	—	(10,363	)(b)	—
	122,034	11,065,855	198,165	(66,071)		11,319,983
(Loss) income from continuing operations before income taxes	(122,034)	(397,780)	(680)	10,363		(510,131)
Income tax benefit	—	(116,009)	(47)	—		(116,056)
Net (loss) income from continuing operations	(122,034)	(281,771)	(633)	10,363		(394,075)
Net (loss) income from discontinued operations	(22,690)	272,041	—	—		249,351
Net (loss) income	$(144,724)	$(9,730)	$(633)	$10,363	(b)	$(144,724)
Total other comprehensive income (loss)	728	728	—	(728)		728
Comprehensive (loss) income	$(143,996)	$(9,002)	$(633)	$9,635		$(143,996)

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Twenty-Six Weeks Ended September 2, 2017 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$10,738,468	$81,327	$(38,261	)(a)	$10,781,534
Costs and expenses:
Cost of revenues	—	8,419,328	77,863	(39,273	)(a)	8,457,918
Selling, general and administrative expenses	—	2,297,095	4,677	1,012	(a)	2,302,784
Lease termination and impairment expenses	—	7,151	—	—		7,151
Interest expense	91,976	9,856	25	—		101,857
Walgreens Boots Alliance, Inc. termination fee	(325,000)	—	—	—		(325,000)
Gain on sale of assets, net	—	(20,828)	—	—		(20,828)
Equity in earnings of subsidiaries, net of tax	18,316	856	—	(19,172	)(b)	—
	(214,708)	10,713,458	82,565	(57,433)		10,523,882
Income (loss) from continuing operations before income taxes	214,708	25,010	(1,238)	19,172		257,652
Income tax expense (benefit)	—	105,711	(382)	—		105,329
Net income (loss) from continuing operations	214,708	(80,701)	(856)	19,172		152,323
Net (loss) income from discontinued operations	(119,341)	62,385	—	—		(56,956)
Net income (loss)	$95,367	$(18,316)	$(856)	$19,172	(b)	$95,367
Total other comprehensive income (loss)	1,029	1,029	—	(1,029)		1,029
Comprehensive income (loss)	$96,396	$(17,287)	$(856)	$18,143		$96,396

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Twenty-Six Weeks Ended September 1, 2018 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash used in operating activities	$(158,413)	$(165,518)	$23,029	$—	$(300,902)
Investing activities:
Payments for property, plant and equipment	—	(92,565)	—	—	(92,565)
Intangible assets acquired	—	(20,519)	—	—	(20,519)
Intercompany activity	—	(597,415)	—	597,415	—
Proceeds from dispositions of assets and investments	—	15,729	—	—	15,729
Proceeds from sale-leaseback transactions	—	2,587	—	—	2,587
Net cash (used in) provided by investing activities	—	(692,183)	—	597,415	(94,768)
Financing activities:
Net proceeds from revolver	1,335,000	—	—	—	1,335,000
Principal payments on long-term debt	(426,307)	(7,439)	—	—	(433,746)
Change in zero balance cash accounts	—	(17,101)	—	—	(17,101)
Net proceeds from issuance of common stock	1,302	—	—	—	1,302
Financing fees paid for early debt redemption	—	(13)	—	—	(13)
Payments for taxes related to net share settlement of equity awards	—	(2,244)	—	—	(2,244)
Intercompany activity	597,415	—	—	(597,415)	—
Net cash provided by (used in) financing activities	1,507,410	(26,797)	—	(597,415)	883,198
Cash flows of discontinued operations:
Operating activities of discontinued operations	(4,615)	(57,388)	—	—	(62,003)
Investing activities of discontinued operations	—	603,402	—	—	603,402
Financing activities of discontinued operations	(1,344,382)	589	—	—	(1,343,793)
Net cash (used in) provided by discontinued operations	(1,348,997)	546,603	—	—	(802,394)
(Decrease) increase in cash and cash equivalents	—	(337,895)	23,029	—	(314,866)
Cash and cash equivalents, beginning of period	—	441,244	6,090	—	447,334
Cash and cash equivalents, end of period	$—	$103,349	$29,119	$—	$132,468

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Twenty-Six Weeks Ended September 2, 2017 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash provided by operating activities	$182,377	$106,402	$6,694	$—	$295,473
Investing activities:
Payments for property, plant and equipment	—	(79,116)	—	—	(79,116)
Intangible assets acquired	—	(9,679)	—	—	(9,679)
Intercompany activity	—	(66,345)	—	66,345	—
Proceeds from insured loss		3,627			3,627
Proceeds from dispositions of assets and investments	—	17,407	—	—	17,407
Net cash (used in) provided by investing activities	—	(134,106)	—	66,345	(67,761)
Financing activities:
Net proceeds from revolver	(190,000)	—	—	—	(190,000)
Principal payments on long-term debt	—	(4,386)	—	—	(4,386)
Change in zero balance cash accounts	—	10,189	—	—	10,189
Net proceeds from issuance of common stock	215	—	—	—	215
Excess tax benefit on stock options and restricted stock	—	(4,071)	—	—	(4,071)
Intercompany activity	66,345	—	—	(66,345)	—
Net cash (used in) provided by financing activities	(123,440)	1,732	—	(66,345)	(188,053)
Cash flows of discontinued operations:
Operating activities of discontinued operations	(58,937)	61,295	—	—	2,358
Investing activities of discontinued operations	—	(44,739)	—	—	(44,739)
Financing activities of discontinued operations	—	(3,710)	—	—	(3,710)
Net cash (used in) provided by discontinued operations	(58,937)	12,846	—	—	(46,091)
(Decrease) increase in cash and cash equivalents	—	(13,126)	6,694	—	(6,432)
Cash and cash equivalents, beginning of period	—	213,104	32,306	—	245,410
Cash and cash equivalents, end of period	$—	$199,978	$39,000	$—	$238,978

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

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 2,526 retail stores. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmacy Purchasing and Delivery Agreement with McKesson Corporation, and the majority of our front end products through our network of distribution centers. In addition, the Retail Pharmacy segment includes 74 RediClinic walk-in retail clinics, of which 38 are located within Rite Aid retail stores in the Philadelphia, Seattle and New Jersey markets.

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

Termination of the Merger Agreement with Albertsons Companies, Inc.

On February 18, 2018, we entered into the Merger Agreement with Albertsons and the Merger Subs. On August 8, 2018, Rite Aid, Albertsons and Merger Subs entered into the Merger Termination Agreement under which the parties mutually agreed to terminate the Merger Agreement. Subject to limited customary exceptions, the Merger Termination Agreement mutually releases the parties from any claims of liability to one another relating to the contemplated Merger. Under the terms of the Merger Agreement, neither Rite Aid nor Albertsons is responsible for any payments to the other party as a result of the termination of the Merger Agreement and Rite Aid is no longer subject to the interim operating covenants and restrictions in the Merger Agreement.

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

We announced on September 19, 2017 that the waiting period under the HSR Act expired with respect to the Sale. As of March 27, 2018, we have completed the store transfer process, and all 1,932 stores and related assets have been transferred to WBA and we have received cash proceeds of $4.157 billion.  On September 13, 2018, we completed the sale of one of our distribution centers and related assets to WBA for proceeds of $61.2 million.  The transfer of the two remaining distribution centers and related assets remains subject to minimal customary closing conditions applicable only to the distribution centers being transferred at such distribution center closings, as specified in the Amended and Restated Asset Purchase Agreement.  We recorded a pre-tax gain on the Sale of the stores of $2.5 billion.

The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. We have agreed to various covenants and agreements, including, among others, our agreement to conduct its business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the distribution center closing. We have also agreed to provide transition services to Buyer for up to three (3) years after the initial closing of the Sale. Under the terms of the TSA, we provide various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. In connection with these services, we purchase the related inventory and make cash payments for the selling, general and administrative activities, which, we bill on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen and twenty-six week periods ended September 1, 2018 were $1.8 billion and $3.9 billion, respectively, of which $386.0 million is included in Accounts receivable, net. The Company charged WBA TSA fees of $23.2 million and $46.9 million during the thirteen and twenty-six week periods ended September 1, 2018, respectively, which are reflected as a reduction to selling, general and administrative expenses.

Under the terms of the Amended and Restated Asset Purchase Agreement, we have the option to purchase pharmaceutical drugs through an affiliate of WBA under terms, including cost, that are substantially equivalent to Walgreen’s for a period of ten (10) years, subject to certain terms and conditions.  We have until May of 2019 to exercise this option.

Based on its magnitude and because we are exiting certain markets, the Sale represents a significant strategic shift that has a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale as required by GAAP.

Overview of Financial Results from Continuing Operations

Our net loss from continuing operations for the thirteen week period ended September 1, 2018 was $352.3 million or $0.33 per basic and diluted share compared to net income of $188.4 million or $0.18 per basic and diluted share for the thirteen week period ended September 2, 2017. Our net loss from continuing operations for the twenty-six week period ended September 1, 2018 was $394.1 million or $0.37 per basic and diluted share compared to net income of $152.3 million or $0.14 per basic and diluted share for the twenty-six week period ended September 2, 2017. Our operating results for the thirteen and twenty-six week periods ended September 1, 2018 were due primarily to goodwill and other intangible asset impairment charges and higher lease termination and impairment charges, partially offset by an income tax benefit.  The operating results for the thirteen and twenty-six week periods ended September 2, 2017 were positively impacted by the receipt of a one time merger termination fee of $325.0 million from WBA.

Our Adjusted EBITDA from continuing operations for the thirteen and twenty-six week periods ended September 1, 2018 was $148.6 million or 2.7 percent of revenues and $286.6 million or 2.7 percent of revenues, respectively, compared to $136.9 million or 2.6 percent of revenues and $263.0 million or 2.4 percent of revenues for the thirteen and twenty-six week periods ended September 2, 2017, respectively.  The increase in Adjusted EBITDA for the thirteen week period ended September 1, 2018 was due primarily to an increase of $16.0 million in the Retail Pharmacy segment. The increase in the Retail Pharmacy segment Adjusted EBITDA was primarily driven by TSA fees received from WBA of $23.2 million, partially offset by a decline in pharmacy gross profit. The decline in pharmacy gross profit was primarily the result of a decline in pharmacy reimbursement rates, which we were unable to fully offset with generic purchasing efficiencies and script count growth.  Adjusted EBITDA in the Pharmacy Services segment decreased by $4.3 million as a result of margin compression in our commercial business and other operating investments to support current year and future growth.

The increase in our Adjusted EBITDA for the twenty-six week period ended September 1, 2018 was due primarily to an increase of $42.7 million in the Retail Pharmacy segment.  This increase was primarily driven by the receipt of $46.9 million of TSA fees received from WBA, partially offset by a decline in pharmacy gross profit. The decline in pharmacy gross profit was primarily the result of a decline in pharmacy reimbursement rates, which we were unable to fully offset with generic purchasing efficiencies.  Adjusted EBITDA in the Pharmacy Services segment decreased by $19.0 million as a result of margin compression in our commercial business and other operating investments to support current year and future growth.  Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations-Continuing Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
	(dollars in thousands except per share amounts)
Revenues(a)	$5,421,362	$5,345,011	$10,809,852	$10,781,534
Revenue growth (decline)	1.4%	(5.1)%	0.3%	(5.1)%
Net (loss) income	$(352,348)	$188,360	$(394,075)	$152,323

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
	(dollars in thousands except per share amounts)
Net (loss) income per diluted share	$(0.33)	$0.18	$(0.37)	$0.14
Adjusted EBITDA(b)	$148,581	$136,902	$286,573	$262,952
Adjusted Net (Loss) Income (b)	$(7,877)	$17,361	$(6,507)	$19,771
Adjusted Net (Loss) Income per Diluted Share(b)	$(0.01)	$0.02	$(0.01)	$0.02

(a)                                 Revenues for the thirteen and twenty-six weeks ended September 1, 2018 exclude $51,961 and $103,998, respectively, of inter-segment activity that is eliminated in consolidation. Revenues for the thirteen and twenty-six weeks ended September 2, 2017 exclude $49,662 and $98,731, respectively, of inter-segment activity that is eliminated in consolidation.

(b)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 1.4% and 0.3% for the thirteen and twenty-six weeks ended September 1, 2018, respectively, compared to a decrease of 5.1% for both the thirteen and twenty-six weeks ended September 2, 2017. Revenues for the thirteen week period ended September 1, 2018 were positively impacted by a $9.7 million increase in Retail Pharmacy segment revenues and a $69.0 million increase in Pharmacy Services segment revenues.  Revenues for the twenty-six week period ended September 1, 2018 were negatively impacted by a $64.9 million decrease in Retail Pharmacy segment revenues, partially offset by a $98.5 million increase in Pharmacy Services segment revenues. Same store sales trends for the thirteen and twenty-six week periods ended September 1, 2018 and September 2, 2017 are described in the “Segment Analysis” section below.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
	(dollars in thousands)
Cost of revenues (a)	$4,260,211	$4,183,338	$8,479,952	$8,457,918
Gross profit	1,161,151	1,161,673	2,329,900	2,323,616
Gross margin	21.4%	21.7%	21.6%	21.6%
Selling, general and administrative expenses	1,153,991	1,141,844	2,306,618	2,302,784
Selling, general and administrative expenses as a percentage of revenues	21.3%	21.4%	21.3%	21.4%
Lease termination and impairment charges	39,609	3,113	49,468	7,151
Goodwill and intangible asset imparment charges	375,190	—	375,190	—
Interest expense	56,233	50,857	119,025	101,857
Gain on sale of assets, net	(4,965)	(14,951)	(10,824)	(20,828)

(a)                                 Cost of revenues for the thirteen and twenty-six weeks ended September 1, 2018 exclude $51,961 and $103,998, respectively, of inter-segment activity that is eliminated in consolidation. Cost of revenues for the thirteen and twenty-six weeks ended September 2, 2017 exclude $49,662 and $98,731, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit decreased by $0.5 million for the thirteen week period ended September 1, 2018 compared to the thirteen week period ended September 2, 2017. Gross profit increased by $6.3 million for the twenty-six week period ended September 1, 2018 compared to the twenty-six week period ended September 2, 2017. Gross profit for the thirteen week period ended September 1, 2018 includes a decline of $6.8 million in our Retail Pharmacy segment, partially offset by an increase in gross profit of $6.3 million in our Pharmacy Services segment. Gross profit for the twenty-six week period ended September 1, 2018 includes an increase of $5.7 million in our Retail Pharmacy segment and an increase in gross profit of $0.6 million in our Pharmacy Services segment. Gross margin was 21.4% and 21.6%, respectively, for the thirteen and twenty-six week periods ended September 1, 2018 compared to 21.7% and 21.6%, respectively, for the thirteen and twenty-six week periods ended September 2, 2017. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A increased $12.1 million and $3.8 million for the thirteen and twenty-six week periods ended September 1, 2018, respectively, compared to the thirteen and twenty-six week periods ended September 2, 2017.  The increase in SG&A for the thirteen week period ended September 1, 2018 includes an increase of $2.5 million relating to our Retail Pharmacy segment and an increase of $9.6 million relating to our Pharmacy Services segment. The increase in SG&A for the twenty-six week period ended September 1, 2018 includes a decrease of $15.1 million relating to our Retail Pharmacy segment, partially offset by an increase of $18.9 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
Impairment charges	$33,562	$—	$33,845	$659
Lease termination charges	6,047	3,113	15,623	6,492
	$39,609	$3,113	$49,468	$7,151

During the thirteen week period ended September 1, 2018, due to changes in circumstances at our Retail Pharmacy segment relative to a decline in its current and anticipated operating results and related cash flows as compared to our previous projections, we determined that an active store impairment assessment was appropriate.  Based on the results of the active store impairment assessment, we recorded impairment charges of $19.3 million relating to 288 active stores.  Additionally, during the thirteen week period ended Septermber 1, 2018, we terminated a project to replace our point of sale software in our stores, which resulted in an impairment charge of $14.3 million due to the write-off of the related assets.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Lease Termination and Impairment Charges” included in our Fiscal 2018 10-K for a detailed description of our impairment and lease termination methodology.

Goodwill and Intangible Asset Impairment Charges

During the thirteen week period ended September 1, 2018, we lowered our outlook for fiscal 2019.  Based upon the change in outlook, we determined that a quantitative goodwill impairment assessment was required.  The quantitative assessment concluded that the carrying amount of the Pharmacy Services segment exceeded its fair value principally due to a reduction of the projected growth for our Pharmacy Services segment compared to the growth assumptions used in our previous assessment. This resulted in a goodwill impairment charge of $313.0 million ($235.7 million net of the related income tax benefit) during the thirteen-week period ended September 1, 2018, which adjusted the carrying value of the Pharmacy Services segment to its fair value of $1,849.9 million.  Additionally, due to the loss of access to a fertility drug for a direct to consumer program that our Pharmacy Services segment administered, we recorded an impairment charge to reduce the customer relationships by $48.2 million (gross carrying amount of $77.0 million less accumulated amortization of $28.8 million), and indefinite lived trademarks of $14.0 million.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Goodwill Impariment” included in our Fiscal 2018 10-K for a detailed description of our impairment and lease termination methodology.

Interest Expense

Interest expense was $56.2 million and $119.0 million for the thirteen and twenty-six week periods ended September 1, 2018, respectively, compared to $50.9 million and $101.9 million for the thirteen and twenty-six week periods ended September 2, 2017, respectively. Interest expense was higher in the thirteen and twenty-six week periods ended September 1, 2018 due to the timing of debt repayments with excess sale proceeds and increased LIBOR rates. The weighted average interest rates on our indebtedness for the twenty-six week periods ended September 1, 2018 and September 2, 2017 were 6.2% and 5.5%, respectively.

Income Taxes

We recorded an income tax benefit from continuing operations of $106.6 million and income tax expense from continuing operations of $117.5 million for the thirteen week periods ended September 1, 2018 and September 2, 2017, respectively, and an income tax benefit from continuing operations of $116.1 million and income tax expense from continuing operations of $105.3 million for the twenty-six week periods ended September 1, 2018 and September 2, 2017, respectively. The effective tax rate for the thirteen week periods ended September 1, 2018 and September 2, 2017 was 23.2% and 38.4%, respectively. The effective tax rate for the twenty-six week periods ended September 1, 2018 and September 2, 2017 was 22.8% and 40.9%, respectively. The effective tax rate for the thirteen and twenty-six week periods ended September 1, 2018 includes an adjustment of (4.2)% and (3.9)%, respectively, to increase the valuation allowance related to certain state deferred taxes. The tax expense for the thirteen and twenty-six week periods ended September 2, 2017 is higher in comparison to 2018, as it is based on a federal statutory rate of 35%, and includes increases to the valuation allowance primarily related to state deferred taxes.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain considering historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.  We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $920.1 million and $896.8 million, which relates primarily to state deferred tax assets at September 1, 2018 and March 3, 2018, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA.  The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail Pharmacy Segment	Pharmacy Services Segment	Intersegment Eliminations (1)	Consolidated Totals
Thirteen Week Period Ended
September 1, 2018:
Revenue	$3,911,512	$1,561,811	$(51,961)	$5,421,362
Gross Profit	1,051,637	109,514	—	1,161,151
Adjusted EBITDA (2)	103,618	44,963	—	148,581
September 2, 2017:
Revenue	$3,901,842	$1,492,831	$(49,662)	$5,345,011
Gross Profit	1,058,411	103,262	—	1,161,673
Adjusted EBITDA (2)	87,627	49,275	—	136,902
Twenty-Six Week Period Ended
September 1, 2018:
Revenue	$7,809,277	$3,104,573	$(103,998)	$10,809,852
Gross Profit	2,121,094	208,806	—	2,329,900
Adjusted EBITDA (2)	207,747	78,826	—	286,573
September 2, 2017
Revenue	$7,874,193	$3,006,072	$(98,731)	$10,781,534
Gross Profit	2,115,382	208,234	—	2,323,616
Adjusted EBITDA (2)	165,078	97,874	—	262,952

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

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
	(dollars in thousands)
Revenues	$3,911,512	$3,901,842	$7,809,277	$7,874,193
Revenue growth (decline)	0.2%	(3.7)%	(0.8)%	(4.4)%
Same store sales growth (decline)	1.0%	(3.5)%	0.1%	(3.8)%
Pharmacy sales growth (decline)	0.9%	(5.5)%	(0.2)%	(5.7)%
Same store prescription count growth (decline), adjusted to 30-day equivalents	1.1%	(2.0)%	(0.2)%	(1.6)%
Same store pharmacy sales growth (decline)	1.6%	(4.9)%	0.7%	(5.1)%
Pharmacy sales as a % of total retail sales	66.4%	66.0%	66.4%	66.0%
Front-end sales decline	(0.9)%	(1.5)%	(1.9)%	(1.2)%
Same store front-end sales decline	(0.1)%	(0.8)%	(1.0)%	(1.0)%
Front-end sales as a % of total retail sales	33.6%	34.0%	33.6%	34.0%
Adjusted EBITDA (*)	$103,618	$87,627	$207,747	$165,078
Store data:
Total stores (beginning of period)	2,533	2,591	2,550	2,605
New stores	1	1	1	1
Store acquisitions	—	—	—	—
Closed stores	(8)	(17)	(25)	(31)
Total stores (end of period)	2,526	2,575	2,526	2,575
Relocated stores	—	1	—	4
Remodeled and expanded stores	33	29	82	55

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 0.2% for the thirteen weeks ended September 1, 2018 compared to a decrease of 3.7% for the thirteen weeks ended September 2, 2017. The increase in revenues for the thirteen week period ended September 1, 2018 was primarily a result of an increase in pharmacy same store sales, partially offset by store closings.

Pharmacy same store sales increased by 1.6% for the thirteen week period ended September 1, 2018 compared to a 4.9% decrease for the thirteen week period ended September 2, 2017. The increase in the current period is due primarily to the 1.1% increase in same store prescription count compared to the prior year and brand inflation, partially offset by an approximate 1.0% negative impact from generic introductions and a decline in reimbursement rates.  Same store prescription counts improved due to cycling the impact of certain commercial and governmental limited networks that we were excluded from in the prior year and the results of our clinical initiatives.

Front-end same store sales decreased 0.1% during the thirteen week period ended September 1, 2018 compared to a decrease of 0.8% during the thirteen week period ended September 2, 2017.

Revenues decreased 0.8% for the twenty-six weeks ended September 1, 2018 compared to a decrease of 4.4% for the twenty-six weeks ended September 2, 2017 due mostly to store closings, partially offset by an increase in same store pharmacy sales.

Pharmacy same store sales increased by 0.7% for the twenty-six week period ended September 1, 2018 compared to a 5.1% decrease for the twenty-six week period ended September 2, 2017. The increase in the current period is primarily due to an increase in brand inflation, partially offset by a slight decrease in same store prescription count and an approximate 1.2% negative impact from generic introductions.

Front-end same store sales decreased by 1.0% during the twenty-six week periods ended September 1, 2018 and September 2, 2017.  The decline in the current period is due primarily to a shorter Easter selling season and a slow start to the allergy season.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
	(dollars in thousands)
Cost of revenues	$2,859,875	$2,843,431	$5,688,183	$5,758,811
Gross profit	1,051,637	1,058,411	2,121,094	2,115,382
Gross margin	26.9%	27.1%	27.2%	26.9%
FIFO gross profit(*)	1,054,995	1,061,847	2,134,418	2,128,991
FIFO gross margin(*)	27.0%	27.2%	27.3%	27.0%
Selling, general and administrative expenses	1,068,944	1,066,411	2,133,331	2,148,452
Selling, general and administrative expenses as a percentage of revenues	27.3%	27.3%	27.3%	27.3%

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased $6.8 million for the thirteen week period ended September 1, 2018 as compared to the thirteen week period ended September 2, 2017. Gross profit was negatively impacted by lower reimbursement rates that were partially offset by generic drug purchasing efficiencies and the increase in prescription count.

Gross profit increased $5.7 million for the twenty-six week period ended September 1, 2018 as compared to the twenty-six week period ended September 2, 2017. Gross profit was positively impacted by the increase in same store pharmacy sales, improvement in generic drug purchasing costs that more than offset reimbursement rate declines.

Gross margin was 26.9% and 27.2% of sales for the thirteen and twenty-six week periods ended September 1, 2018, respectively, compared to 27.1% and 26.9% of sales for the thirteen and twenty-six week periods ended September 2, 2017, respectively. The decrease in gross margin for the thirteen week period ended September 1, 2018 was due primarily to lower reimbursement rates that were not fully offset by generic drug purchasing efficiencies.  The improvement in gross margin for the twenty-six week period ended September 1, 2018 was due primarily to improvements in generic drug purchasing efficiency that more than offset lower reimbursement rates.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $3.4 million and $13.3 million for the thirteen and twenty-six week periods ended September 1, 2018, respectively, compared to $3.4 million and $13.6 million for the thirteen and twenty-six week periods ended September 2, 2017, respectively.

Selling, General and Administrative Expenses

SG&A expenses as a percentage of revenues were 27.3% in the thirteen week periods ended September 1, 2018 and September 2, 2017.  SG&A dollars decreased by $2.5 million due primarily to TSA fees received from WBA of $23.2 million and various expense control initatives, partially offset by the settlement of a litigation matter and higher merger and acquisition-related charges.

SG&A expenses as a percentage of revenues were 27.3% in the twenty-six week periods ended September 1, 2018 and September 2, 2017. SG&A dollars decreased by $15.1 million primarily due to TSA fees received from WBA of $46.9 million and various expense control initatives, partially offset by the settlement of a litigation matter and higher merger and acquisition-related charges.

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

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
	(dollars in thousands)
Revenues	$1,561,811	$1,492,831	$3,104,573	$3,006,072
Revenue (decline) growth	4.6%	(8.7)%	3.3%	(7.1)%
Adjusted EBITDA(*)	$44,963	$49,275	$78,826	$97,874

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Pharmacy Services segment revenues for the thirteen week period ended September 1, 2018 were $1,561.8 million as compared to revenues of $1,492.8 million for the thirteen week period ended September 2, 2017. Pharmacy Services segment revenues for the twenty-six week period ended September 1, 2018 were $3,104.6 million compared to revenues of $3,006.1 million for the twenty-six week period ended September 2, 2017. The increase in the thirteen and twenty-six week revenues for the segment is primarily due to an increase in Medicare Part D membership.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
	(dollars in thousands)
Cost of revenues	$1,452,297	$1,389,569	$2,895,767	$2,797,838
Gross profit	109,514	103,262	208,806	208,234
Gross margin	7.0%	6.9%	6.7%	6.9%
Selling, general and administrative expenses	85,047	75,433	173,287	154,332
Selling, general and administrative expenses as a percentage of revenues	5.4%	5.1%	5.6%	5.1%

Gross Profit and Cost of Revenues

Gross profit for the thirteen week period ended September 1, 2018 was $109.5 million as compared to gross profit of $103.3 million for the thirteen week period ended September 2, 2017. Gross profit for the twenty-six week period ended September 1, 2018 was $208.8 million as compared to gross profit of $208.2 million for the twenty-six week period ended September 2, 2017. The increase in the thirteen week gross profit for the segment is due primarily to the increase in covered lives in our Medicare Part D membership, partially offset by margin compression in our commercial business.  Gross profit for the twenty-six week period ended September 1, 2018 was flat to the prior year due to an increase in covered lives in our Medicare Part D membership, offset by margin compression in our commercial business.

Gross margin was 7.0% of sales for the thirteen week period ended September 1, 2018 compared to 6.9% of sales for the thirteen week period ended September 2, 2017. Gross margin was 6.7% of sales for the twenty-six week period ended September 1, 2018 compared to 6.9% of sales for the twenty-six week period ended September 2, 2017. The decrease in gross margin for the thirteen and twenty-six week periods ended September 1, 2018 was due primarily to margin compression in our commercial business and a change in customer mix.

Selling, General and Administrative Expenses

Pharmacy Services segment selling, general and administrative expenses for the thirteen week period ended September 1, 2018 was $85.0 million or 5.4% of revenues as compared to $75.4 million or 5.1% of revenues for the thirteen week period ended September 2, 2017. Pharmacy Services segment selling, general and administrative expenses for the twenty-six week period ended September 1, 2018 was $173.3 million or 5.6% of revenues as compared to $154.3 million or 5.1% of revenues for the twenty-six week period ended September 2, 2017. The increase in the thirteen and twenty-six week period selling, general and administrative expenses is primarily the result of strategic investments in infrastructure to support current year and future growth.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our Amended and Restated Senior Secured Credit Facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of September 1, 2018 was $1,333.3 million, which consisted of revolver borrowing capacity of $1,309.2 million and invested cash of $24.1 million.

Credit Facilities

Our Amended and Restated Senior Secured Credit Facility has a borrowing capacity of $2.7 billion (which reflects a prepayment and permanent reduction in commitments with a portion of the Sale proceeds) and matures in January 2020. Borrowings under the revolver bear interest at a rate per annum between (i) LIBOR plus 1.50% and LIBOR plus 2.00% with respect to Eurodollar borrowings and (ii) the alternate base rate plus 0.50% and the alternate base rate plus 1.00% with respect to ABR borrowings, in each case, based upon the average revolver availability (as defined in the Amended and Restated Senior Secured Credit Facility). We are required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the revolver, depending on the Average Revolver Availability (as defined in the Amended and Restated Senior Secured Credit Facility). Amounts drawn under the revolver become due and payable on January 13, 2020.

Our ability to borrow under the revolver is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At September 1, 2018, we had $1,335.0 million of borrowings outstanding under the revolver and had letters of credit outstanding against the revolver of $55.8 million, which resulted in additional borrowing capacity of $1,309.2 million. If at any time the total credit exposure outstanding under our Amended and Restated Senior Secured Credit Facility and the principal amount of our other senior obligations exceeds the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall.

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

The Amended and Restated Senior Secured Credit Facility has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolver is less than $200.0 million or (b) on the third consecutive business day on which availability under the revolver is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of September 1, 2018, we had availability under our revolver of $1,309.2 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the senior secured credit facility’s financial covenant. The Amended and Restated Senior Secured Credit Facility also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

The indenture that governs our guaranteed unsecured notes contains restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of September 1, 2018, the amount of additional secured debt that could be incurred under the most restrictive covenant of the indenture was approximately $1.7 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). Assuming a fully drawn revolver and the outstanding letters of credit, we could incur an additional $350.0 million in secured debt. The ability to issue additional unsecured debt under the indenture is generally governed by an interest coverage ratio test. As of September 1, 2018, we had the ability to issue additional unsecured debt under our other indentures.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash flow used in operating activities was $300.9 million compared to cash flow provided by operating activities of $295.5 million in the twenty-six week periods ended September 1, 2018 and September 2, 2017, respectively. Operating cash flow was negatively impacted by the timing of working capital items, including a build in the current year CMS receivable, which was not funded by reinsurance as in the prior year, and the timing of payments to our pharmacy network in our Pharmacy Services segment, as well as the timing of accounts receivable from third party vendors, seasonal inventory build and the payments of accrued wages, benefits and other personnel costs in our Retail Pharmacy segment.  Cash flow from operating activity for the twenty-six week period ended September 2, 2017 was favorably impacted by the $325.0 million Walgreens Boots Alliance merger termination fee.

Cash used in investing activities was $94.8 million and $67.8 million for the twenty-six week periods ended September 1, 2018 and September 2, 2017, respectively. Cash used in investing activities was higher than the prior year due to an increase in Wellness store remodels and prescription file buys.

Cash flow provided by financing activities was $883.2 million compared to cash flow used in financing activities of $188.1 million for the twenty-six week periods ended September 1, 2018 and September 2, 2017, respectively. Cash provided by financing activities resulted from net revolver proceeds which, combined with Sale proceeds, were used to fully repay our 9.25% notes, our 6.75% notes and a portion of our 6.125% notes.

Capital Expenditures

During the thirteen and twenty-six week periods ended September 1, 2018 and September 2, 2017 capital expenditures were as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017	September 1, 2018	September 2, 2017
New store construction, store relocation and store remodel projects	$20,986	$20,671	$45,875	$38,476
Technology enhancements, improvements to distribution centers and other corporate requirements	23,608	20,120	46,690	40,640
Purchase of prescription files from other retail pharmacies	6,864	4,158	20,519	9,679
Total capital expenditures	$51,458	$44,949	$113,084	$88,795

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolver and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect to be subject to the fixed charge covenant in our Amended and Restated Senior Secured Credit Facility in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. From time to time, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or seek to refinance our outstanding debt (including our Amended and Restated Senior Secured Credit Facility) or may otherwise seek transactions to reduce interest expense and extend debt maturities, particularly following the Sale and implementation of our strategies following the termination of the Merger. Any of these transactions could impact our financial results. We may also use additional Sale proceeds for one or more of these purposes in accordance with our outstanding agreements. Certain of these deleveraging and refinancing activities were limited by the Merger Agreement and we are no longer subject to such restrictions.

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

Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments, (which removes the entire impact of LIFO, and results as if the company was on a FIFO inventory basis) charges or credits for facility closing and impairment, goodwill and intangible asset impairment charges, inventory write-downs related to store closings, loss on debt retirements, the WBA merger termination fee, and other items (including stock-based compensation expense, merger and acquisition-related costs, a non-recurring litigation settlement (as further discussed below), severance and costs related to facility closures and gain or loss on sale of assets). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors.  In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

The following is a reconciliation of our net (loss) income to Adjusted EBITDA from continuing operations for the thirteen and twenty-six week periods ended September 1, 2018 and September 2, 2017:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017(a)	September 1, 2018	September 2, 2017(a)
	(dollars in thousands)
Net (loss) income	$(352,348)	$188,360	$(394,075)	$152,323
Interest expense	56,233	50,857	119,025	101,857
Income tax (benefit) expense	(106,559)	117,450	(116,056)	105,329
Depreciation and amortization expense	89,743	95,655	184,272	196,684
LIFO charge	3,358	3,436	13,324	13,609
Lease termination and impairment charges	39,609	3,113	49,468	7,151
Goodwill and intangible asset impairment charges	375,190	—	375,190	—
Loss on debt retirements, net	—	—	554	—
Merger and Acquisition-related costs	19,031	9,632	26,219	10,848
Stock based compensation expense	5,215	6,324	10,246	15,362
Inventory write-downs related to store closings	1,300	1,348	5,133	3,766
Litigation settlement	18,000	—	18,000	—
Gain on sale of assets, net	(4,965)	(14,951)	(10,824)	(20,828)
Walgreens Boots Alliance merger termination fee	—	(325,000)	—	(325,000)
Other	4,774	678	6,097	1,851
Adjusted EBITDA	$148,581	$136,902	$286,573	$262,952

(a)         During the thirteen week period ended September 1, 2018, we revised our definition of Adjusted EBITDA to no longer exclude the impact of revenue deferrals related to its customer loyalty program and further revised its disclosure by presenting certain amounts previously included within Other as separate reconciling items. Consequently, we revised Adjusted EBITDA for the thirteen and twenty-six week periods ended September 2, 2017 to conform with the revised definition and present separate reconciling items previously included with Other.

The following is a reconciliation of our net income (loss) from continuing operations to Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share for the thirteen and twenty-six week periods ended September 1, 2018 and September 2, 2017. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, a non-recurring litigation settlement (as further discussed below), loss on debt retirements, LIFO adjustments (which removes the entire impact of LIFO, and results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges and the WBA merger termination fee. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods.  Adjusted Net Income (Loss) per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income (Loss):

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 1, 2018	September 2, 2017(b)	September 1, 2018	September 2, 2017(b)
	(dollars in thousands)
Net (loss) income	$(352,348)	$188,360	$(394,075)	$152,323
Add back—Income tax (benefit) expense	(106,559)	117,450	(116,056)	105,329
(Loss) income before income taxes	(458,907)	305,810	(510,131)	257,652
Adjustments:
Amortization expense	32,500	36,321	67,900	77,283
LIFO charge	3,358	3,436	13,324	13,609
Goodwill and intangible asset impairment charges	375,190	—	375,190	—
Loss on debt retirements, net	—	—	554	—
Merger and Acquisition-related costs	19,031	9,632	26,219	10,848
Litigation settlement	18,000	—	18,000	—
Walgreens Boots Alliance merger termination fee	—	(325,000)	—	(325,000)
Adjusted (loss) income before income taxes	(10,828)	30,199	(8,944)	34,392
Adjusted income tax (benefit) expense (a)	(2,951)	12,838	(2,437)	14,621
Adjusted net (loss) income	$(7,877)	$17,361	$(6,507)	$19,771
Net (loss) income per diluted share	$(0.33)	$0.18	$(0.37)	$0.14
Adjusted net (loss) income per diluted share	$(0.01)	$0.02	$(0.01)	$0.02

(a)                                 The fiscal year 2019 and 2018 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL’s, state credits and valuation allowance, was used for the thirteen and twenty-six weeks ended September 1, 2018 and September 2, 2017, respectively.

(b)                                 During the thirteen week period ended September 1, 2018, we revised our definition of Adjusted Net Loss and Adjusted Net Loss per Diluted Share to exclude the impact of all amortization expense rather than only the impact of amortization expense related to the EnvisionRx intangible assets.  Consequently, we have updated the Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share for the twenty-six week period ended September 1, 2018, and for the thirteen and twenty-six week periods ended September 2, 2017 to be reflective of our modified definition.

We have in the past and may in the future be involved in litigation, claims and proceedings that result in legal settlements or similar payments.  We have historically not made adjustments for amounts related to these matters when calculating Adjusted EBITDA and Adjusted Net Income (Loss).  Given the non-recurring nature of a material legal settlement incurred in the current period, we have added the amount of this settlement back to net income when calculating Adjusted EBITDA and Adjusted Net Income (Loss) for the thirteen week period ended September 1, 2018 to help investors better compare our operating performance over multiple periods.  For additional information regarding the settlement see Note 14 to the consolidated financial statements.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of September 1, 2018.

Fiscal Year	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value at 09/01/2018
	(dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$90	$—	$—	$—	$—	$2,176,490	$2,176,580	$1,896,901
Average Interest Rate	7.61%	0.00%	0.00%	0.00%	0.00%	6.38%	6.38%
Variable Rate	$—	$1,335,000	$—	$—	$—	$—	$1,335,000	$1,335,000
Average Interest Rate	0.00%	3.60%	0.00%	0.00%	0.00%	0.00%	3.60%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of September 1, 2018, our annual interest expense would change by approximately $13.4 million.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 14, Commitments, Contingencies and Guarantees, of the Consolidated Condensed Financial Statements of this Quarterly Report.

ITEM 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Fiscal 2018 10-K, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities.  The table below is a listing of repurchases of common stock during the second quarter of fiscal 2019.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
June 3 to June 30, 2018	394	$2.02	—	—
July 1 to July 28, 2018	867	$1.67	—	—
July 29 to September 1, 2018	—	$—	—	—

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

(a)                                 The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Asset Purchase Agreement, dated September 18, 2017, among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Walgreen Co.	Exhibit 2.1 to Form 8-K, filed on September 19, 2017
2.2	Agreement and Plan of Merger, dated February 18, 2018, among Rite Aid Corporation, Albertsons Companies, Inc., Ranch Acquisition II LLC and Ranch Acquisition Corp.	Exhibit 2.1 to Form 8-K, filed on February 20, 2018
2.3	Termination Agreement, dated as of August 8, 2018, among Rite Aid Corporation, Albertsons Companies, Inc., Ranch Acquisition II LLC and Ranch Acquisition Corp.	Exhibit 2.1 to Form 8-K, filed on August 8, 2018
3.1	Amended and Restated Certificate of Incorporation, dated January 22, 2014	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Amended and Restated By-Laws	Exhibit 3.2 to Form 10-Q, filed on January 6, 2016
3.3	Certificate of Designations, Preferences and Rights of Series J Junior Participating Preferred Stock of Rite Aid Corporation	Exhibit 3.1 to Form 8-K, filed on January 3, 2018

Exhibit Numbers	Description	Incorporation By Reference To
4.1	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
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
4.6

Indenture, dated as of April 2, 2015, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company’s 6.125% Senior Notes due 2023

Exhibit 4.1 to Form 8-K, filed on April 2, 2015
4.7

Registration Rights Agreement, dated as of April 2, 2015, among Rite Aid Corporation, the subsidiary guarantors named therein and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., as the initial purchasers of the Company’s 6.125% Senior Notes due 2023

Exhibit 10.1 to Form 8-K, filed on April 2, 2015
4.8

Supplemental Indenture, dated as of August 23, 2018, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of April 2, 2015, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company’s 6.125% Senior Notes due 2023.

Exhibit 4.1 to Form 8-K filed on August 23, 2018
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

Exhibit 10.1 to Form 8-K, filed on February 13, 2015
10.32	Amended and Restated Collateral Trust and Intercreditor Agreement, including the related definitions annex, dated as of June 5, 2009, among Rite Aid	Exhibit 10.3 to Form 8-K, filed on June 11, 2009

Exhibit Numbers	Description	Incorporation By Reference To

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
101.

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 1, 2018 and March 3, 2018, (ii) Consolidated Statements of Operations for the thirteen and twenty-six week periods ended September 1, 2018 and September 2, 2017, (iii) Consolidated Statements of Comprehensive Income for the thirteen and twenty-six week periods ended September 1, 2018 and September 2, 2017, (iv) Consolidated Statements of Cash Flows for the twenty-six week periods ended September 1, 2018 and September 2, 2017 and (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 4, 2018	RITE AID CORPORATION

	By:	/s/ DARREN W. KARST
Darren W. Karst
Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Date: October 4, 2018	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Senior Vice President, Chief Accounting Officer and Treasurer