Form 10-Q
period 2018-12-01
RITE AID CORP
filed 2019-01-08
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2018

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

The registrant had 1,066,879,495 shares of its $1.00 par value common stock outstanding as of December 20, 2018.

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

•                  the ongoing impact of private and public third party payors continued reduction in prescription drug reimbursement rates and their efforts to limit access to payor networks, including through mail order;

•                  our ability to achieve the benefits of our efforts to reduce the costs of our generic and other drugs, and our ability to achieve and sustain drug pricing efficiencies;

•                  the impact of the loss of one or more major third party payor contracts;

•                  the inability to complete the sale of remaining distribution centers to Walgreens Boots Alliance, Inc. (“WBA”), due to the failure to satisfy the minimal remaining conditions applicable only to the distribution centers being transferred at such distribution center closing;

•                  the impact on our business, operating results and relationships with customers, suppliers, third party payors, and employees, resulting from our efforts over the past several years to consummate a significant transaction with WBA and Albertsons Companies, Inc. (“Albertsons”);

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

•                  the risk that there may be changes to our strategy due to the terminated merger (the “Merger”) with Albertsons, or if the remaining distribution center closing of the Sale (as defined herein) do not close, which may include delaying or reducing capital or other expenditures, selling assets or other operations, closing underperforming stores, attempting to restructure or refinance our debt, seeking additional capital or incurring other costs associated with restructuring our business, any of which could have an impact on our stock price;

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

•                  our ability to maintain the listing of our common stock on the New York Stock Exchange (the “NYSE”), and the resulting impact of either a delisting or remedies taken to prevent a delisting would have on our results of operations and financial condition; and

•                  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended March 3, 2018 (the “Fiscal 2018 10-K”), which we filed with the SEC on April 26, 2018, our Quarterly Report on Form 10-Q for the thirteen weeks ended June 2, 2018 (the “First Quarter 2019 10-Q”) which we filed on July 6, 2018, and our Quarterly Report on Form 10-Q for the thirteen weeks ended September 1, 2018 (the “Second Quarter 2019 10-Q”) which we filed on October 4, 2018, as well as in the “Risk Factors” section of the Fiscal 2018 10-K. These documents are available on the SEC’s website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	December 1, 2018	March 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$410,043	$447,334
Accounts receivable, net	1,717,830	1,869,100
Inventories, net of LIFO reserve of $600,401 and $581,090	1,894,274	1,799,539
Prepaid expenses and other current assets	176,439	181,181
Current assets held for sale	131,892	438,137
Total current assets	4,330,478	4,735,291
Property, plant and equipment, net	1,335,740	1,431,246
Goodwill	1,108,135	1,421,120
Other intangibles, net	462,362	590,443
Deferred tax assets	635,416	594,019
Other assets	210,827	217,208
Total assets	$8,082,958	$8,989,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$16,066	$20,761
Accounts payable	1,707,242	1,651,363
Accrued salaries, wages and other current liabilities	997,017	1,231,736
Current liabilities held for sale	—	560,205
Total current liabilities	2,720,325	3,464,065
Long-term debt, less current maturities	3,394,466	3,340,099
Lease financing obligations, less current maturities	26,200	30,775
Other noncurrent liabilities	488,553	553,378
Total liabilities	6,629,544	7,388,317
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 1,500,000 shares authorized; shares issued and outstanding 1,066,902 and 1,067,318	1,066,902	1,067,318
Additional paid-in capital	4,860,219	4,850,712
Accumulated deficit	(4,440,250)	(4,282,471)
Accumulated other comprehensive loss	(33,457)	(34,549)
Total stockholders’ equity	1,453,414	1,601,010
Total liabilities and stockholders’ equity	$8,082,958	$8,989,327

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	December 1, 2018	December 2, 2017
Revenues	$5,450,060	$5,353,170
Costs and expenses:
Cost of revenues	4,267,972	4,166,447
Selling, general and administrative expenses	1,142,555	1,166,514
Lease termination and impairment charges	2,628	3,939
Interest expense	56,008	50,308
(Gain) loss on sale of assets, net	(382)	205
	5,468,781	5,387,413
Loss from continuing operations before income taxes	(18,721)	(34,243)
Income tax benefit	(1,471)	(16,061)
Net loss from continuing operations	(17,250)	(18,182)
Net income from discontinued operations, net of tax	12,740	99,213
Net (loss) income	$(4,510)	$81,031
Computation of (loss) income attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(17,250)	$(18,182)
Income from discontinued operations attributable to common stockholders—basic and diluted	12,740	99,213
(Loss) income attributable to common stockholders—basic and diluted	$(4,510)	$81,031

Basic and diluted (loss) income per share:
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	$0.02	$0.10
Net basic and diluted (loss) income per share	$(0.00)	$0.08

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	December 1, 2018	December 2, 2017
Net (loss) income	$(4,510)	$81,031
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $144 and $342 tax expense	364	514
Total other comprehensive income	364	514
Comprehensive (loss) income	$(4,146)	$81,545

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017
Revenues	$16,259,912	$16,134,704
Costs and expenses:
Cost of revenues	12,747,924	12,624,365
Selling, general and administrative expenses	3,449,173	3,469,298
Lease termination and impairment charges	52,096	11,090
Goodwill and intangible asset impairment charges	375,190	—
Interest expense	175,033	152,165
Loss on debt retirements, net	554	—
Walgreens Boots Alliance merger termination fee	—	(325,000)
Gain on sale of assets, net	(11,206)	(20,623)
	16,788,764	15,911,295
(Loss) income from continuing operations before income taxes	(528,852)	223,409
Income tax (benefit) expense	(117,527)	89,268
Net (loss) income from continuing operations	(411,325)	134,141
Net income from discontinued operations, net of tax	262,091	42,257
Net (loss) income	$(149,234)	$176,398
Computation of (loss) income attributable to common stockholders:
(Loss) income from continuing operations attributable to common stockholders—basic and diluted	$(411,325)	$134,141
Income from discontinued operations attributable to common stockholders—basic and diluted	262,091	42,257
(Loss) income attributable to common stockholders—basic and diluted	$(149,234)	$176,398

Basic and diluted (loss) income per share:
Continuing operations	$(0.39)	$0.13
Discontinued operations	$0.25	$0.04
Net basic and diluted (loss) income per share	$(0.14)	$0.17

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017
Net (loss) income	$(149,234)	$176,398
Other comprehensive income:
Defined benefit pension plans:
Amortization of prior service cost, net transition obligation and net actuarial losses included in net periodic pension cost, net of $432 and $1,026 tax expense	1,092	1,543
Total other comprehensive income	1,092	1,543
Comprehensive (loss) income	$(148,142)	$177,941

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017
Operating activities:
Net (loss) income	$(149,234)	$176,398
Net income from discontinued operations, net of tax	262,091	42,257
Net (loss) income from continuing operations	$(411,325)	$134,141
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	270,957	292,448
Lease termination and impairment charges	52,096	11,090
Goodwill and intangible asset impairment charges	375,190	—
LIFO charge	19,311	20,393
Gain on sale of assets, net	(11,206)	(20,623)
Stock-based compensation expense	11,563	22,550
Loss on debt retirements, net	554	—
Changes in deferred taxes	(126,102)	98,597
Changes in operating assets and liabilities:
Accounts receivable	(5,437)	(19,865)
Inventories	(78,489)	(84,731)
Accounts payable	181,497	118,941
Other assets	(12,304)	(30,049)
Other liabilities	(216,086)	(118,442)
Net cash provided by operating activities of continuing operations	50,219	424,450
Investing activities:
Payments for property, plant and equipment	(139,218)	(140,816)
Intangible assets acquired	(31,573)	(20,201)
Proceeds from insured loss	—	3,627
Proceeds from dispositions of assets and investments	15,801	19,254
Proceeds from sale-leaseback transactions	2,587	—
Net cash used in investing activities of continuing operations	(152,403)	(138,136)
Financing activities:
Net proceeds from (payments to) revolver	1,245,000	(264,080)
Principal payments on long-term debt	(437,597)	(7,292)
Change in zero balance cash accounts	(15,964)	27,594
Net proceeds from issuance of common stock	2,294	4,416
Payments for taxes related to net share settlement of equity awards	(2,419)	(4,103)
Financing fees paid for early debt redemption	(13)	—
Net cash provided by (used in) financing activities of continuing operations	791,301	(243,465)
Cash flows from discontinued operations:
Operating activities of discontinued operations	(47,268)	(62,294)
Investing activities of discontinued operations	664,653	189,175
Financing activities of discontinued operations	(1,343,793)	(245,340)
Net cash used in discontinued operations	(726,408)	(118,459)
Decrease in cash and cash equivalents	(37,291)	(75,610)
Cash and cash equivalents, beginning of period	447,334	245,410
Cash and cash equivalents, end of period	$410,043	$169,800

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended December 1, 2018 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2018 10-K.

The discussion and presentation of the operating and financial results of our business segments have been impacted by the following event.

Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement (the “Amended and Restated Asset Purchase Agreement”), dated as of September 18, 2017, by and among Rite Aid, WBA and Walgreen Co., an Illinois corporation and wholly owned direct subsidiary of WBA (“Buyer”), Buyer agreed to purchase from Rite Aid 1,932 stores (the “Acquired Stores”), three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of approximately $4,375,000, on a cash free, debt free basis (the “Asset Sale” or the “Sale”). As of December 1, 2018, the Company has sold all 1,932 Acquired Stores, one (1) distribution center, and related assets to WBA in exchange for proceeds of $4,217,937, which were used to repay outstanding debt. Based on its magnitude and because the Company has exited certain markets, the Sale represents a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Asset Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the assets and liabilities to be sold, including the 1,932 Acquired Stores, three (3) distribution centers, related inventory and other specified assets and liabilities related thereto (collectively the “Assets to be Sold” or “Disposal Group”) to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended December 1, 2018 and March 3, 2018, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, corporate support activities related to the Disposal Group were not reclassified to discontinued operations. Please see additional information as provided in Note 3 Asset Sale to WBA.

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

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

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

Points earned pursuant to the wellness+ program represent a performance obligation and the Company allocates revenue between the merchandise purchased and the wellness + points based on the relative stand-alone selling price of each performance obligation. The relative value of the wellness + points is initially deferred as a contract liability (included in other current and noncurrent liabilities). As customers redeem the points to receive discounted front end merchandise or when the points expire, the Retail Pharmacy segment recognizes an allocable portion of the deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $60,560 as of December 1, 2018, of which $55,907 is included in other current liabilities and $4,653 is included in noncurrent liabilities. The Retail Pharmacy segment had accrued contract liabilities of $63,851 as of March 3, 2018, of which $50,036 is included in other current liabilities and $13,815 is included in noncurrent liabilities.

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

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Pharmacy Services Segment

The Pharmacy Services segment sells prescription drugs indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy. The Pharmacy Services segment recognizes revenue from prescription drugs sold by (i) its mail service dispensing pharmacy and (ii) under retail pharmacy network contracts where it is the principal at the contract prices negotiated with its clients, primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States. Revenues include: (i) the portion of the price the client pays directly to the Pharmacy Services segment, net of any volume-related or other discounts paid back to the client (see “Drug Discounts” below), (ii) the price paid to the Pharmacy Services segment by client plan members for mail order prescriptions (“Mail Co-Payments”), (iii) client plan member copayments made directly to the retail pharmacy network, and (iv) administrative fees. Revenue is recognized when the Pharmacy Services segment meets its performance obligations relative to each transaction type. The following revenue recognition policies have been established for the Pharmacy Services segment:

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

•                  Revenues generated from prescription drugs sold by the Pharmacy Services segment’s mail service dispensing pharmacy are recognized when the prescription is shipped. At the time of shipment, the Pharmacy Services segment has performed all of its performance obligations under its client contracts, as control of and title to the product has passed to the client plan members.  The Pharmacy Services segment does not experience a significant level of returns or reshipments.

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

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by major source in each segment for the thirteen and thirty-nine week periods ended December 1, 2018:

In thousands	For the thirteen week period ended December 1, 2018	For the thirty-nine week period ended December 1, 2018
Retail Pharmacy segment:
Pharmacy sales	$2,664,200	$7,803,395
Front end sales	1,276,621	3,873,830
Other revenue	35,898	108,771
Total Retail Pharmacy segment	$3,976,719	$11,785,996

Pharmacy Services segment	1,525,837	4,630,410
Intersegment elimination	(52,496)	(156,494)
Total revenue	$5,450,060	$16,259,912

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

Reclassification of the Statements of Cash Flows presentation

During the thirty-nine week period ended December 1, 2018, the Company expanded its disclosure on its Statements of Cash Flows to include changes in other assets separate from changes in other liabilities, which had historically been combined.  Prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement benefits (Topic 715-20). This ASU amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This ASU is effective for fiscal years ending after December 15, 2020 and must be applied on a retrospective basis. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases, (Topic 842) (“ASU-2016-02” or the “Lease Standard”), which is intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that engage in lease transactions (both lessee and lessor) of lease assets such as real estate and equipment. This ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  ASU No. 2016-02 is effective for fiscal years and interim periods within those years beginning January 1, 2019.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

During July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. Among other things, ASU 2018-11 provides administrative relief by allowing entities to implement the Lease Standard on a modified retrospective basis, similar to the method used by the Company to adopt the revenue standard.  Effectively, the modified retrospective basis permits the Company to adopt the Lease Standard through a cumulative effect adjustment to its opening balance sheet for the first quarter of fiscal 2020, with the cumulative effect accounted for as a component of retained earnings, and report under the new Lease Standard on a post adoption basis.  The Company expects to adopt this standard on a modified retrospective basis.  The Company is currently evaluating the impact that the Lease Standard implementation will have on its balance sheet, results of operations and cash flows.  At this time, the Company does not anticipate a material impact on its consolidated results of operations and cash flows, however, the Lease Standard is anticipated to have a material impact on the Company’s total assets and liabilities due to the recording of the required right of use asset and corresponding liability for all lease obligations that are currently classified as operating leases.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), which is intended to provide entities with additional guidance to determine which software implementation costs to capitalize and which costs to expense. The ASU will allow entities to capitalize costs for implementation activities during the application development stage. ASU No. 2018-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2019 (fiscal 2020). Early adoption of ASU 2018-15 is permitted. The Company is in the process of assessing the impact of the adoption of ASU 2018-15, but does not expect adoption will have a material impact on the Company’s financial position, results of operations and cash flows.

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

The Company announced on September 19, 2017 that the waiting period under the HSR Act, expired with respect to the Sale. The Company completed the store transfer process in March of 2018, which resulted in the transfer of all 1,932 stores and related assets to WBA, and the received of cash proceeds of $4,156,686.

On September 13, 2018, the Company completed the sale of one of its distribution centers and related assets to WBA for proceeds of $61,251.  The impact of the sale of the distribution center and related assets resulted in a pre-tax gain of $14,151, which has been included in the results of operations and cash flows of discontinued operations during the thirteen week period ended December 1, 2018.  The transfer of the remaining two distribution centers and related assets remains subject to minimal customary closing conditions applicable only to the distribution centers being transferred at such distribution center closings, as specified in the Amended and Restated Asset Purchase Agreement.

The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. The Company has agreed to various covenants and agreements, including, among others, the Company’s agreement to conduct its business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the distribution center closing. The Company has also agreed to provide transition services to Buyer for up to three (3) years after the initial closing of the Sale. Under the terms of the TSA, the Company provides various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. In connection with these services, the Company purchases the related inventory and incurs cash payments for the selling, general and administrative activities, which, the Company bills on a cash neutral basis to WBA in

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

accordance with terms as outlined in the TSA. Total billings for these items during the thirteen and thirty-nine week periods ended December 1, 2018 were $1,587,824 and $5,464,383, respectively, of which $327,869 is included in Accounts receivable, net. The Company charged WBA TSA fees of $17,900 and $64,848 during the thirteen and thirty-nine week periods ended December 1, 2018, respectively, which are reflected as a reduction to selling, general and administrative expenses.  During the thirteen and thirty-nine week periods ended December 2, 2017, the amount charged to WBA for TSA fees was nominal.

Under the terms of the Amended and Restated Asset Purchase Agreement, the Company has the option to purchase pharmaceutical drugs through an affiliate of WBA under terms, including cost, that are substantially equivalent to Walgreen’s for a period of ten (10) years, subject to certain terms and conditions.  The Company has until May of 2019 to exercise this option.  On December 19, 2018, the Company and McKesson Corporation (NYSE:MCK) (“McKesson”) entered into a binding letter of intent that will continue the Company’s pharmaceutical sourcing and distribution partnership for an additional ten (10) years.  Under the terms, McKesson will continue providing the Company with sourcing and direct-to-store delivery for brand and generic pharmaceutical products through March 2029.

Based on its magnitude and because the Company exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposal Group to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended December 1, 2018 and March 3, 2018, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

The carrying amount of the Assets to be Sold, which were included in the Retail Pharmacy segment, have been reclassified from their historical balance sheet presentation to current assets and liabilities held for sale as follows:

	December 1, 2018	March 3, 2018
Inventories	$82,545	$264,286
Property and equipment	49,347	158,433
Goodwill(a)	—	4,629
Intangible assets	—	10,789
Current assets held for sale	$131,892	$438,137
Current maturities of long-term lease financing obligations	$—	$270
Accrued salaries, wages and other current liabilities	—	6,146
Long-term debt, less current maturities(b)	—	549,549
Lease financing obligations, less current maturities	—	838
Other noncurrent liabilities	—	3,402
Current liabilities held for sale	$—	$560,205

(a)                                 The Company had $76,124 of goodwill in its Retail Pharmacy segment resulting from the acquisition of Health Dialog and RediClinic, which is accounted for as Retail Pharmacy segment enterprise goodwill. The Company has allocated a portion of its Retail Pharmacy segment enterprise goodwill to the discontinued operation.

(b)                                 In connection with the Sale, the Company had estimated that the Sale would generate excess cash proceeds of approximately $4,027,400 which would be used to repay outstanding indebtedness. During the thirty-nine week period ended December 1, 2018, the Company has a use of cash for financing purposes of $1,343,793 in its discontinued operations and, based on refinements to its calculations, reduced its estimate of excess cash proceeds by approximately $24,500 and reclassified that amount to assets held and used. Consequently, the Company has classified $0 and $549,549 of estimated cash proceeds to be used for debt repayment to liabilities held for sale as of December 1, 2018 and March 3, 2018, respectively. For the thirty-nine week period ended December 1, 2018, the Company repaid outstanding indebtedness of $1,343,793 with Sale proceeds.  For the fifty-two week period ended March 3, 2018, the Company repaid outstanding indebtedness of $3,135,000 with the proceeds from the Sale.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The operating results of the discontinued operations that are reflected on the unaudited condensed consolidated statements of operations within net income (loss) from discontinued operations are as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Revenues	$6,727	$2,386,710	$34,843	$7,130,653
Costs and expenses:
Cost of revenues(a)	126	1,752,664	17,389	5,274,187
Selling, general and administrative expenses(a)	3,855	572,810	20,300	1,765,620
Lease termination and impairment charges	—	11	—	74
Loss on debt retirements, net	—	—	22,645	—
Interest expense (b)	—	59,456	4,615	178,797
Gain on assets sold to Walgreens Boots Alliance	(14,077)	(157,010)	(374,619)	(157,010)
Loss (gain) on sale of assets, net	3	(589)	14	23
	(10,093)	2,227,342	(309,656)	7,061,691
Income from discontinued operations before income taxes	16,820	159,368	344,499	68,962
Income tax expense	4,080	60,155	82,408	26,705
Net income from discontinued operations, net of tax	$12,740	$99,213	$262,091	$42,257

(a)                                 Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.

(b)                                 In accordance with ASC 205-20, the operating results for the thirteen and thirty-nine week periods ended December 1, 2018 and December 2, 2017, respectively, for the discontinued operations include interest expense relating to outstanding indebtedness repaid with the estimated excess proceeds from the Sale.

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

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Basic and diluted (loss) income per share:
Numerator:
Net (loss) income from continuing operations	$(17,250)	$(18,182)	$(411,325)	$134,141
Net income from discontinued operations, net of tax	12,740	99,213	262,091	42,257
(Loss) income attributable to common stockholders — basic and diluted	$(4,510)	$81,031	$(149,234)	$176,398
Denominator:
Basic weighted average shares	1,058,395	1,048,502	1,056,488	1,048,342
Outstanding options and restricted shares, net	—	7,367	—	18,948
Diluted weighted-average shares	1,058,395	1,055,869	1,056,488	1,067,290

Basic and diluted (loss) income per share:
Continuing operations	$(0.02)	$(0.02)	$(0.39)	$0.13
Discontinued operations	0.02	0.10	0.25	0.04
Net basic and diluted (loss) income per share	$(0.00)	$0.08	$(0.14)	$0.17

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Due to their antidilutive effect, 21,692 and 9,861 potential common shares related to stock options have been excluded from the computation of diluted income per share for the thirteen week periods ended December 1, 2018 and December 2, 2017, respectively. Due to their antidilutive effect, 21,692 and 5,195 potential common shares related to stock options have been excluded from the computation of diluted income per share for the thirty-nine week periods ended December 1, 2018 and December 2, 2017, respectively. Also, excluded from the computation of diluted income per share for the thirteen and thirty-nine week periods ended December 1, 2018 and December 2, 2017 are restricted shares of 6,745 and 0, respectively, which are included in shares outstanding.

5. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Impairment charges	$727	$315	$34,572	$946
Lease termination charges	1,901	3,624	17,524	10,144
	$2,628	$3,939	$52,096	$11,090

Impairment Charges

These amounts include the write-down of long-lived assets at locations that were assessed for impairment because of management’s intention to relocate or close the location or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

During the thirty-nine week period ended December 1, 2018, long-lived assets from continuing operations with a carrying value of $41,755, primarily store assets, were written down to their fair value of $7,183, resulting in an impairment charge of $34,572 of which $727 relates to the thirteen week period ended December 1, 2018.  Of the $34,572, $19,277 relates to 288 active stores and $14,285 relates to a terminated project to replace the point of sale software used in its stores.

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirty-nine week period ended December 1, 2018, long-lived assets from continuing operations with a carrying value of $41,755, primarily store assets, were written down to their fair value of $7,183, resulting in an impairment charge of $34,572 of which $727 relates to the thirteen week period ended December 1, 2018. During the thirty-nine week period ended December 2, 2017, long-lived assets from continuing operations with a carrying value of $1,224, primarily store assets, were written down to their fair value of $278, resulting in an impairment charge of $946 of which $315 relates to the thirteen week

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

period ended December 2, 2017. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The table below sets forth by level within the fair value hierarchy the long-lived assets as of the impairment measurement date for which an impairment assessment was performed and total losses as of December 1, 2018 and December 2, 2017:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges December 1, 2018
Long-lived assets held and used	$—	$—	$5,891	$5,891	$(34,290)
Long-lived assets held for sale	—	1,292	—	1,292	(282)
Total	$—	$1,292	$5,891	$7,183	$(34,572)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges December 2, 2017
Long-lived assets held and used	$—	$—	$174	$174	$(495)
Long-lived assets held for sale	—	104	—	104	(451)
Total	$—	$104	$174	$278	$(946)

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

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Balance—beginning of period	$122,188	$144,011	$133,290	$165,138
Provision for present value of noncancellable lease payments of closed stores	—	1,138	11,331	2,051
Changes in assumptions about future sublease income, terminations and changes in interest rates	(475)	(264)	(1,189)	(612)
Interest accretion	2,356	2,776	7,596	8,778
Cash payments, net of sublease income	(11,391)	(11,800)	(38,350)	(39,494)
Balance—end of period	$112,678	$135,861	$112,678	$135,861

6. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 5, Lease Termination and Impairment Charges, for the recognition and disclosure of fair value measurements.

As of December 1, 2018 and December 2, 2017, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature.  In addition, as of December 1, 2018 the Company has $7,208 of investments, carried at amortized cost as these investments are being held to maturity, which are included as a component of prepaid expenses and other current assets.  As of March 3, 2018 the Company

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

has $7,282 of investments, carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets.  The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,394,555 and $3,044,071, respectively, as of December 1, 2018. There were no outstanding derivative financial instruments as of December 1, 2018 and March 3, 2018.

7. Income Taxes

The new federal tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”) enacted on December 22, 2017 (the “Enactment Date”) introduced significant changes to U.S. income tax law. Effective for tax years beginning on or after January 1, 2018, the Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%.

The Company recorded an income tax benefit from continuing operations of $1,471 and $16,061 for the thirteen week periods ended December 1, 2018 and December 2, 2017, respectively, and an income tax benefit from continuing operations of $117,527 and income tax expense from continuing operations of $89,268 for the thirty-nine week periods ended December 1, 2018 and December 2, 2017, respectively. The effective tax rate for the thirteen week periods ended December 1, 2018 and December 2, 2017 was 7.9% and 46.9%, respectively. The effective tax rate for the thirty-nine week periods ended December 1, 2018 and December 2, 2017 was 22.2% and 40.0%, respectively. The effective tax rate for the thirteen and thirty-nine week periods ended December 1, 2018 includes an adjustment of (9.5)% and (4.1)%, respectively, to increase the valuation allowance related to certain state deferred taxes and (8.1)% and (.9)%, respectively for discrete adjustments relating to stock based compensation. The income tax benefit for the thirteen week period and the income tax expense for the thirty-nine week period ended December 2, 2017 is higher in comparison to 2018, as it is based on a federal statutory rate of 35%, and includes increases to the valuation allowance primarily related to state deferred taxes.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain considering historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.  Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $921,572 and $896,800, which relates primarily to state deferred tax assets at December 1, 2018 and March 3, 2018, respectively.

8. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $35,794 as of September 30, 2018. EIC was in excess of the minimum required amounts in these states as of December 1, 2018.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

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

As of December 1, 2018, accounts receivable, net included $304,100 and $0 due from CMS relating to the calendar 2018 and 2017 plan years, respectively.  Accrued salaries, wages and other current liabilities included $0 and $182,400 due to the Company’s reinsurance carrier, relating to the CMS receivable, for the 2018 and 2017 plan years, respectively.  As of March 3, 2018, accounts receivable, net included $350,563 due from CMS and accrued salaries, wages and other current liabilities included $183,318 of EIC liabilities under certain reinsurance contracts. During calendar 2017, EIC limited its exposure to loss and recovered a portion of benefits paid by utilizing quota-share reinsurance with a commercial reinsurance company. Beginning calendar 2018, EIC does not have a reinsurance agreement in place related to its individual and certain group Medicare Part D Plans.

9. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables of $454,871 and $370,861 included in Accounts receivable, net, as of December 1, 2018 and March 3, 2018, respectively.

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

During the thirty-nine week period ended December 1, 2018, the Company recorded a goodwill impairment charge of $312,985 ($235,698 net of the related income tax benefit), of which $0 relates to the thirteen week period ended December 1, 2018.  As of December 1, 2018 and March 3, 2018, the accumulated impairment losses for the Pharmacy Services segment was $574,712 and $261,727, respectively.

Below is a summary of the changes in the carrying amount of goodwill by segment for the thirty-nine week period ended December 1, 2018:

	Retail Pharmacy	Pharmacy Services	Total
Balance, March 3, 2018	$43,492	$1,377,628	$1,421,120
Goodwill impairment	—	(312,985)	(312,985)
Balance, December 1, 2018	$43,492	$1,064,643	$1,108,135

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of December 1, 2018 and March 3, 2018.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	December 1, 2018				March 3, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period
Favorable leases and other (a)	$375,982	$(321,545)	$54,437	7 years	$379,355	$(316,798)	$62,557	7 years
Prescription files	918,652	(828,410)	90,242	3 years	900,111	(801,706)	98,405	3 years
Customer relationships(a)	388,000	(182,681)	205,319	13 years	465,000	(172,635)	292,365	15 years
CMS license	57,500	(7,897)	49,603	22 years	57,500	(6,172)	51,328	23 years
Claims adjudication and other developed software	58,985	(28,923)	30,062	4 years	58,985	(22,617)	36,368	5 years
Trademarks	20,100	(6,901)	13,199	7 years	20,100	(5,394)	14,706	8 years
Backlog	11,500	(11,500)	—	0 years	11,500	(10,286)	1,214	1 years
Total finite	$1,830,719	$(1,387,857)	$442,862		$1,892,551	$(1,335,608)	$556,943

Trademarks	19,500	—	19,500	Indefinite	33,500	—	33,500	Indefinite
Total	$1,850,219	$(1,387,857)	$462,362		$1,926,051	$(1,335,608)	$590,443

(a)                                      Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

During the thirty-nine week period ended December 1, 2018, the Company has recorded an impairment charge to reduce the book value of customer relationships by $48,205 (gross carrying amount of $77,000 less accumulated amortization of $28,795), and indefinite lived trademarks by $14,000, both of which charges are included within Goodwill and intangible asset impairment charges within the condensed consolidated statement of operations.  Of these amounts $0 relates to the thirteen week period ended December 1, 2018.

Also included in other non-current liabilities as of December 1, 2018 and March 3, 2018 are unfavorable lease intangibles with a net carrying amount of $15,337 and $18,888, respectively. These intangible liabilities are amortized over their remaining lease terms at the time of acquisition.

Amortization expense for these intangible assets and liabilities was $28,768 and $96,668 for the thirteen and thirty-nine week periods ended December 1, 2018, respectively. Amortization expense for these intangible assets and liabilities was $35,490 and $112,772 for the thirteen and thirty-nine week periods ended December 2, 2017, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2019—$122,493; 2020—$97,685; 2021—$74,776; 2022—$53,850 and 2023—$38,317.

11. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at December 1, 2018 and March 3, 2018:

	December 1, 2018	March 3, 2018
Secured Debt:
Senior secured revolving credit facility due January 2020 ($1,245,000 and $0 face value less unamortized debt issuance costs of $7,007 and $13,076)	$1,237,993	$(13,076)
Other secured	90	90
	1,238,083	(12,986)
Guaranteed Unsecured Debt:
9.25% senior notes due March 2020 ($0 and $902,000 face value plus unamortized premium of $0 and $1,400 and less unamortized debt issuance costs of $0 and $4,924)	—	898,476
6.75% senior notes due June 2021 ($0 and $810,000 face value less unamortized debt issuance costs of $0 and $4,877)	—	805,123
6.125% senior notes due April 2023 ($1,753,490 and $1,800,000 face value less unamortized debt issuance costs of $18,023 and $21,708)	1,735,467	1,778,292
	1,735,467	3,481,891
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($295,000 face value less unamortized debt issuance costs of $1,336 and $1,460)	293,664	293,540
6.875% fixed-rate senior notes due December 2028 ($128,000 face value less unamortized debt issuance costs of $659 and $707)	127,341	127,293
	421,005	420,833
Lease financing obligations	42,177	52,554
Total debt	3,436,732	3,942,292
Current maturities of long-term debt and lease financing obligations	(16,066)	(21,031)
Long-term debt and lease financing obligations, less current maturities	$3,420,666	$3,921,261

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

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

(a)         In connection with the Sale, the Company had estimated that the Sale would generate excess cash proceeds of approximately $4,027,400 which would be used to repay outstanding indebtedness. During the thirty-nine week period ended December 1, 2018, the Company has a use of cash for financing purposes of $1,343,793 in its discontinued operations and, based on refinements to its calculations, reduced its estimate of excess cash proceeds by approximately $24,500 and reclassified that amount to assets held and used. Consequently, the Company has classified $0 and $549,549 of estimated cash proceeds to be used for debt repayment to liabilities held for sale as of December 1, 2018 and March 3, 2018, respectively. Additionally, as part of the Sale, the Company will be relieved of approximately $0 and $1,108, respectively, of capital lease obligations as of December 1, 2018 and March 3, 2018. These amounts are also reflected as liabilities held for sale. Please see Note 3 for additional details.

Credit Facility

On December 20, 2018, the Company entered into a new senior secured credit agreement, consisting of a new $2,700,000 senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a $450,000 “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan”) (collectively the “New Facilities”).

Proceeds from the New Facilities were used to refinance the Company’s existing $2,700,000 Amended and Restated Senior Secured Credit Facility due January 2020 (the “Old Facility” the New Facilities and the Old Facility are collectively referred to herein as the “Facilities”).  The New Facilities extend the Company’s debt maturity profile and provide additional liquidity. The New Facilities mature in December 2023, subject to an earlier maturity on December 31, 2022 if the Company has not repaid or refinanced its existing 6.125% Senior Notes due 2023 prior to such date. The Company’s new Senior Secured Revolving Credit Facility will bear interest at a rate of LIBOR plus 125 to 175 basis points (or an alternate base rate plus 25 to 75 basis points), depending on availability under the revolving facility.  The Company’s new Senior Secured Term Loan will bear interest at a rate of LIBOR plus 300 basis points (or an alternate base rate plus 200 basis points).

The Company’s ability to borrow under the Facilities is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At December 1, 2018, the Company had $1,245,000 of borrowings outstanding under the Old Facility and had letters of credit outstanding against the Old Facility of $55,780 which resulted in additional borrowing capacity of $1,399,220.

The Facilities restrict the Company and the Subsidiary Guarantors (as defined herein) from accumulating cash on hand in excess of $200,000 at any time revolving loans are outstanding (not including cash located in its stores and lockbox deposit account and cash necessary to cover current liabilities.)

The Facilities allow the Company to have outstanding, at any time, up to $1,500,000 in secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Facilities and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest of (a) the fifth anniversary of the effectiveness of the New Facilities and (b) the latest maturity date of any Term Loan or Other Revolving Commitment (each as defined in the Facilities). Subject to the limitations described in clauses (a) and (b) of the immediately preceding sentence, the Facilities additionally allow the Company to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Facilities) is not in effect; provided, however, that certain of the Company’s other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Facilities also contain certain restrictions on the amount of secured first priority debt the Company is able to incur. The Facilities also allow for the voluntary repurchase of any debt or other convertible debt, so long as the Facilities are not in default and the Company maintains availability under its revolver of more than $365,000.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Facilities have a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolver is less than $200,000 or (b) on the third consecutive business day on which availability under the revolver is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the Facilities is equal to or greater than $250,000. As of December 1, 2018, the Company had availability under its Old Facility of $1,399,220, its fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the Old Facility’s financial covenant. The Facilities also contain covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

The Facilities also provide for customary events of default.

With the exception of EIC, substantially all of Rite Aid Corporation’s 100 percent owned subsidiaries guarantee the obligations under the Facilities and unsecured guaranteed notes. The Facilities are secured, on a senior priority basis, by a lien on, among other things, accounts receivable, inventory and prescription files of the Subsidiary Guarantors. The subsidiary guarantees related to the Company’s Facilities and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. The Company has no independent assets or operations. Additionally, prior to the acquisition of EnvisionRx, the subsidiaries, including joint ventures, that did not guarantee the Old Facility and applicable notes, were minor. Accordingly, condensed consolidating financial information for the Company and subsidiaries is not presented for those periods. Subsequent to the acquisition of EnvisionRx, other than EIC, the subsidiaries, including joint ventures, that do not guarantee the Facilities and applicable notes, are minor. As such, condensed consolidating financial information for the Company, its guaranteeing subsidiaries and non-guaranteeing subsidiaries is presented for those periods subsequent to the acquisition of EnvisionRx. See Note 16 “Guarantor and Non-Guarantor Condensed Consolidating Financial Information” for additional disclosure.

Fiscal 2018 and 2019 Transactions

During January 2018, the Company used proceeds from the Asset Sale to repay and retire all of its outstanding second lien $470,000 tranche 1 term loan and $500,000 tranche 2 term loan principal (the “Second Lien Term Loan Prepayment”). During February 2018, the Company reduced the borrowing capacity on its Old Facility from $3,700,000 to $3,000,000 (which was subsequently further reduced as described below). In connection with the transactions, the Company recorded a loss on debt retirement of $8,180, which included interest and unamortized debt issuance costs. The debt repayment and related loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

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

On March 13, 2018, the Company issued a notice of redemption for all of the 9.25% Notes that were outstanding on April 12, 2018, pursuant to the terms of the indenture of the 9.25% Notes. On April 12, 2018, the Company redeemed 100% of the remaining outstanding 9.25% Notes.  In connection therewith, the Company recorded a loss on debt retirement of $3,422 which included unamortized debt issuance costs, partially offset by unamortized discount.  The debt repayment and related loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

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

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

On April 29, 2018, the Company further reduced the borrowing capacity on its Old Facility from $3,000,000 to $2,700,000. In connection therewith, the Company recorded a loss on debt retirement of $1,091, which included unamortized debt issuance costs. The loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

On June 25, 2018, the Company redeemed the remaining $805,169 of its 6.75% Notes, which resulted in a loss on debt retirement of $18,075. The loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

Maturities

After giving effect to the December 20, 2018 refinancing as noted above, the aggregate annual principal payments of long-term debt for the remainder of fiscal 2019 and thereafter are as follows: 2019—$90; 2020—$0; 2021—$0; 2022—$1,245,000; 2023—$0 and $2,176,490 thereafter.  These aggregate annual principal payments of long-term debt assume that the Company has not repaid or refinanced its existing 6.125% Senior Notes due 2023 prior to December 31, 2022.

12. Retirement Plans

Net periodic pension expense recorded in the thirteen and thirty-nine week periods ended December 1, 2018 and December 2, 2017, for the Company’s defined benefit plan includes the following components:

	Defined Benefit Pension Plan		Defined Benefit Pension Plan
	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Service cost	$(12)	$346	$612	$1,038
Interest cost	1,522	1,603	4,678	4,809
Expected return on plan assets	(1,415)	(1,147)	(4,285)	(3,441)
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	393	856	1,407	2,569
Net periodic pension expense	$488	$1,658	$2,412	$4,975

During the thirteen and thirty-nine week periods ended December 1, 2018 the Company contributed $911 and $2,715, respectively, to the Defined Benefit Pension Plan. During the remainder of fiscal 2019, the Company expects to contribute $0 to the Defined Benefit Pension Plan.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following is balance sheet information for the Company’s reportable segments:

	Retail Pharmacy	Pharmacy Services	Eliminations (1)	Consolidated
December 1, 2018:
Total Assets	$5,406,813	$2,692,023	$(15,878)	$8,082,958
Goodwill	43,492	1,064,643	—	1,108,135
Additions to property and equipment and intangible assets	159,706	11,085	—	170,791
March 3, 2018:
Total Assets	$6,089,343	$2,954,953	$(54,969)	$8,989,327
Goodwill	43,492	1,377,628	—	1,421,120
Additions to property and equipment and intangible assets	199,437	15,327	—	214,764

(1)                                 As of December 1, 2018 and March 3, 2018, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $0 and $38,713, respectively, against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $15,878 and $16,256, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

The following table is a reconciliation of the Company’s business segments to the condensed consolidated financial statements for the thirteen and thirty-nine week periods ended December 1, 2018 and December 2, 2017:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations (1)	Consolidated
Thirteen Week Period Ended
December 1, 2018:
Revenues	$3,976,719	$1,525,837	$(52,496)	$5,450,060
Gross Profit	1,079,584	102,504	—	1,182,088
Adjusted EBITDA (2)	101,225	41,566	—	142,791
December 2, 2017:
Revenues	$3,959,002	$1,445,140	$(50,972)	$5,353,170
Gross Profit	1,087,888	98,835	—	1,186,723
Adjusted EBITDA (2)	101,699	40,363	—	142,062
Thirty-Nine Week Period Ended
December 1, 2018:
Revenues	$11,785,996	$4,630,410	$(156,494)	$16,259,912
Gross Profit	3,200,678	311,310	—	3,511,988
Adjusted EBITDA (2)	308,972	120,392	—	429,364
December 2, 2017:
Revenues	$11,833,195	$4,451,212	$(149,703)	$16,134,704
Gross Profit	3,203,270	307,069	—	3,510,339
Adjusted EBITDA (2)	266,777	138,237	—	405,014

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

The following is a reconciliation of net (loss) income to Adjusted EBITDA for the thirteen and thirty-nine week periods ended December 1, 2018 and December 2, 2017:

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017(a)	December 1, 2018	December 2, 2017(a)
	(dollars in thousands)
Net (loss) income	$(17,250)	$(18,182)	$(411,325)	$134,141
Interest expense	56,008	50,308	175,033	152,165
Income tax (benefit) expense	(1,471)	(16,061)	(117,527)	89,268
Depreciation and amortization expense	86,685	95,764	270,957	292,448
LIFO charge	5,987	6,784	19,311	20,393
Lease termination and impairment charges	2,628	3,939	52,096	11,090
Goodwill and intangible asset impairment charges	—	—	375,190	—
Loss on debt retirements, net	—	—	554	—
Merger and Acquisition-related costs	4,175	6,550	30,394	17,274
Stock based compensation expense	1,317	7,186	11,563	22,550
Inventory write-downs related to store closings	421	2,055	5,554	5,821
Litigation settlement	—	—	18,000	—
(Gain) loss on sale of assets, net	(382)	205	(11,206)	(20,623)
Walgreens Boots Alliance merger termination fee	—	—	—	(325,000)
Other	4,673	3,514	10,770	5,487
Adjusted EBITDA	$142,791	$142,062	$429,364	$405,014

(a)         During the thirty-nine week period ended December 1, 2018, the Company revised its definition of Adjusted EBITDA to no longer exclude the impact of revenue deferrals related to its customer loyalty program and further revised its disclosure by presenting certain amounts previously included within Other as separate reconciling items. Consequently, the Company revised Adjusted EBITDA for the thirteen and thirty-nine week periods ended December 2, 2017 to conform with the revised definition and present separate reconciling items previously included in Other.

14. Commitments, Contingencies and Guarantees

Legal Matters and Regulatory Proceedings

The Company is involved in legal proceedings including litigation, arbitration, and other claims, and is subject to investigations, inspections, audits, inquiries, and similar actions by pharmacy, health care, tax and other governmental authorities arising in the ordinary course of its business, including, without limitation, the matters described below. The Company records accruals for outstanding legal matters and applicable regulatory proceedings when it believes it is probable that a loss has been incurred, and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters and regulatory proceedings that could affect the amount of any existing accrual and developments that would make a loss contingency both probable and reasonably estimable, and as a result, warrant an accrual. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability.  None of the Company’s accruals for outstanding legal matters or regulatory proceedings are material individually or in the aggregate to the Company’s consolidated financial position.

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

After the announcement of the then proposed merger between the Company and Walgreens Boots Alliance, Inc. (“WBA”), a putative class action lawsuit was filed in Pennsylvania in the Court of Common Pleas of Cumberland County (Wilson v. Rite Aid Corp., et al.) by a purported Company stockholder against the Company, its directors (the Individual Defendants, together with the Company, the Rite Aid Defendants), WBA and Victoria Merger Sub Inc. (Victoria) challenging the transactions contemplated by the merger agreement. The lawsuit was terminated on November 30, 2018.

Also in connection with a proposed merger between the Company and WBA, a lawsuit was filed in the United States District Court for the Middle District of Pennsylvania (the “Pennsylvania District Court”), asserting a claim for violations of Section 14(a) of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

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

On August 4, 2017, the Pennsylvania District Court entered an order lifting the stay, noting that the original claims in this matter were now moot and directed the plaintiffs to file a motion for leave to amend the complaint, with brief in support thereof, which motion was subsequently filed on September 22, 2017. Also on September 22, 2017, the lead plaintiffs gave notice that plaintiffs Don Michael Hussey and Joanna Pauli Hussey were withdrawing as lead plaintiffs, and that plaintiff Jerry Hering (the “Lead Plaintiff”) would continue to represent the proposed class in the Hering action going forward. On November 27, 2017, the Pennsylvania District Court granted Lead Plaintiff’s motion to amend the complaint, and Lead Plaintiff filed the amended complaint (the “Amended Complaint”) on December 11, 2017. The Amended Complaint alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 against the Rite Aid Defendants, WBA, and certain WBA executives (together with WBA, the “WBA Defendants”). On February 14, 2018, the Rite Aid Defendants moved to dismiss the Amended Complaint, which the Pennsylvania District Court granted on July 11, 2018, dismissing all claims alleged against the Rite Aid Defendants. On August 24, 2018, the WBA Defendants filed a motion for judgment on the pleadings. On October 24, 2018, the Pennsylvania District Court issued a memorandum opinion and order concluding that Lead Plaintiff lacked standing to pursue his claims against the WBA Defendants, granted the WBA Defendants’ motion for judgment on the pleadings, and closed the file on this case. On November 2, 2018, a new lawsuit was filed in the Pennsylvania District Court by new plaintiffs asserting substantially similar claims against the WBA Defendants (Chabot, et al. v. Walgreens Boots Alliance, et al.), and expressly adopting and incorporating allegations from the Amended Complaint previously sustained against the WBA Defendants in the Pennsylvania District Court’s July 11, 2018 memorandum opinion and order in the Hering action.

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

On June 29, July 27, and August 3, 2018, three purported stockholders of the Company each separately filed a Verified Complaint to Compel Inspection of Books and Records under 8 Del. C. §220 in the Delaware Court of Chancery against the Company, seeking to inspect books and records in order to determine whether wrongdoing or mismanagement had taken place such that it would be appropriate to file claims for breach of fiduciary duty, and to investigate the independence and disinterestedness of the Company’s directors with respect to the then proposed merger with ACI. On August 10 and September 6, 2018, respectively, two of the purported stockholders’ complaints were voluntarily dismissed. On October 18, 2018, the remaining plaintiff filed an amended complaint, Del. C.A. No. 2018-0554-AGB (Krol v. Rite Aid Corp.), which is substantially similar to his original complaint. On November 1, 2018, the Company answered the amended complaint.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

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

In the employee seating lawsuit (Hall v. Rite Aid Corporation, San Diego County Superior Court), the parties reached a class action settlement for $18 million plus institution of a two-year pilot seating program for front-end checkstands.  On September 14, 2018, the Court granted preliminary approval of the settlement.  On November 16, 2018, the court granted final approval of the settlement.

Following service of subpoenas on the Company in 2011 and 2013 by the United States Attorney’s Office for the Eastern District of Michigan (“USAO”) and the State of Indiana’s Office of the Attorney General, respectively, the Company cooperated with inquiries regarding the relationship of Rite Aid’s Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs. In January 2017, the USAO, 18 states and the District of Columbia declined to intervene in a sealed False Claims Act (“FCA”) lawsuit filed by qui tam plaintiff Azam Rahimi (“Relator”) in the District Court for the Eastern District of Michigan. On January 19, 2017, the court unsealed Relator’s Second Amended Complaint against the Company; it alleges that the Company failed to report Rx Savings prices as its usual and customary charges under the Medicare Part D program and to federal and state Medicaid programs in 18 states and the District of Columbia; and that the Company is thus liable under the federal FCA and similar state statutes. In its ruling on the Company’s motion to dismiss the complaint, the Court held that Relator’s complaint was deficient, but allowed Relator the opportunity to re-plead.  Relator filed a Third Amended Complaint on May 11, 2018.  The Company filed a motion to dismiss the Third Amended Complaint on May 25, 2018, which is pending.  The Company subsequently filed: (i) its opposition to Relator’s Motion to Compel production of certain documents, and (ii) its opposition to Relator’s Motion to Strike certain arguments in the Company’s Motion to Dismiss.  Both motions are pending.  At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is vigorously defending this lawsuit.

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

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

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

The Company is a defendant in the consolidated multidistrict litigation proceeding, In re National Prescription Opiate Litigation (Case No. 17-md-2804), pending in the U.S. District Court for the Northern District of Ohio. Various plaintiffs (such as counties, cities, hospitals, and third-party payors) allege claims generally concerning the impacts of widespread opioid abuse against defendants along the pharmaceutical supply chain, including manufacturers, wholesale distributors, and retail pharmacy chains.  Since December 2017, nearly all related cases pending in federal district courts have been transferred to this multi-district litigation.  Three Ohio lawsuits (referred to as the “Track One” or “bellwether” cases) have been set for trial in the multi-district litigation: The County of Summit, Ohio v. Purdue Pharma L.P., et al., Case No. 18-OP-45090 (N.D. Ohio); The County of Cuyahoga v. Purdue Pharma L.P., et al., Case No. 17-OP45004 (N.D. Ohio); and City of Cleveland v. AmerisourceBergen Drug Corp., et al., Case No. 18-OP-4532 (N.D. Ohio.).  On August 13, 2018, the multi-district litigation court entered an order moving the trial date from March 18, 2019 to September 3, 2019 for the three bellwether cases.

On May 25, 2018, the Company and other defendants filed Motions to Dismiss the Complaints in the bellwether cases.  On October 5, 2018, the magistrate judge assigned to review these Motions to Dismiss issued a report and recommendation to the district court judge on the multi-district litigation. The magistrate judge recommended granting dismissal of two claims, the common law absolute public nuisance claim and the City of Akron’s public nuisance claim. The report otherwise recommended denying all the defendants’ Motions to Dismiss.  The Company filed its objections to the magistrate judge’s report on November 2, 2018 (along with other defendants).  In addition, the Company (as well as most of the parties in the litigation) are engaging in intensive discovery involving the production of documents and participating in the depositions of several key individuals representing plaintiffs and defendants.

New cases continue to be added each week to the multi-district litigation, which currently includes over three hundred relevant federal court lawsuits that name the Company, including lawsuits filed by counties and municipalities in California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, New Mexico, North Carolina, Ohio, Puerto Rico, Texas, Virginia, West Virginia, and Wisconsin.  There are also approximately 70 similar lawsuits that name the Company in some capacity that have been filed outside the multi-district litigation, including lawsuits filed in Georgia, Idaho, Illinois, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, and West Virginia.  At this stage of the proceedings, the Company is not able to either predict the outcome of these lawsuits or estimate a potential range of loss with respect to the lawsuits and is vigorously defending them.  Additionally, the Company has received from the Attorney Generals of several states subpoenas, civil investigative demands, and/or other requests regarding opioids.

The Company is involved in two putative consumer class action lawsuits in the United States District Court for the Southern District of California, alleging that it has overcharged customers’ insurance companies for prescription drug purchases, resulting in overpayment of co-pays.  The first lawsuit, Byron Stafford v. Rite Aid Corp., Case No. 17-CV-01340-AJB-JLB, was filed on June 30, 2017, and the second case, Robert Josten v. Rite Aid Corp., Case No. 18-CV-00152-AJB-JLB, was filed on January 23, 2018.  Each lawsuit alleges that (1) the Company was obligated to charge the plaintiffs’ insurance companies a “usual and customary” price for their prescription drugs; and (2) the Company failed to do so properly because the prices it reported were not equal to or adjusted to account for the discount prices that Rite Aid offers to uninsured and underinsured customers through its Rx Savings Program.  On December 19, 2017, the court granted the Company’s motion to dismiss Stafford’s complaints with leave to amend for failure to plead compliance with the applicable statutes of limitations.  After Stafford amended the complaint on January 9, 2018, the Company filed another motion to dismiss on January 23, 2018, and a similar motion to dismiss Josten’s complaint on March 16, 2018.  The court granted the motion to dismiss most of Josten’s claims for failure to plead compliance with the applicable statute of limitations but granted leave to amend.  The court denied the motion to dismiss Stafford’s claims, opened discovery and set a June 19, 2019 deadline for his class certification motion.  At this stage of the proceedings, the Company is not able to either predict the outcome of these lawsuits or estimate a potential range of loss with respect to the lawsuit and is vigorously defending these lawsuits.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

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

15. Supplementary Cash Flow Data

	Thirty-Nine Weeks Ended
	December 1, 2018	December 2, 2017
Cash paid for interest (net of capitalized amounts of $10 and $263, respectively)(a)	$183,567	$285,022
Cash payments for income taxes, net(a)	$21,606	$8,353
Equipment financed under capital leases	$3,349	$10,295
Equipment received for noncash consideration	$—	$2,044
Reduction in lease financing obligation	$—	$4,740
Gross borrowings from revolver(a)	$2,712,000	$2,203,000
Gross repayments to revolver(a)	$1,467,000	$2,467,080

(a)—Amounts are presented on a total company basis.

Significant components of cash used by Other Liabilities of $216,086 for the thirty-nine week period ended December 1, 2018 includes cash used resulting from changes in accrued wages, benefits and other personnel costs of $98,491 and changes in the amounts due to pharmacy network providers of $37,000.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

16. Guarantor and Non-Guarantor Condensed Consolidating Financial Information

Rite Aid Corporation conducts the majority of its business through its subsidiaries. With the exception of EIC, substantially all of Rite Aid Corporation’s 100 percent owned subsidiaries guarantee the obligations under the Facilities and unsecured guaranteed notes (the “Subsidiary Guarantors”). Additionally, with the exception of EIC, the subsidiaries, including joint ventures, that do not guarantee the Facilities and unsecured guaranteed notes, are minor.

For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company’s Facilities, and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the non-guarantor subsidiaries at December 1, 2018, March 3, 2018, and for the thirteen and thirty-nine week periods ended December 1, 2018 and December 2, 2017. Separate financial statements for Subsidiary Guarantors are not presented.

	Rite Aid Corporation
	Condensed Consolidating Balance Sheet
	December 1, 2018
	(unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$128,474	$281,569	$—		$410,043
Accounts receivable, net	—	1,500,494	217,336	—		1,717,830
Intercompany receivable		316,323	—	(316,323	)(a)	—
Inventories, net of LIFO reserve of $0, $600,401, $0, $0, and $600,401	—	1,894,274	—	—		1,894,274
Prepaid expenses and other current assets	—	175,083	1,356	—		176,439
Current assets held for sale	—	131,892	—	—		131,892
Total current assets	—	4,146,540	500,261	(316,323)		4,330,478
Property, plant and equipment, net	—	1,335,740	—	—		1,335,740
Goodwill	—	1,108,135	—	—		1,108,135
Other intangibles, net	—	412,759	49,603	—		462,362
Deferred tax assets	—	645,544	(10,128)	—		635,416
Investment in subsidiaries	8,627,332	54,001	—	(8,681,333	)(b)	—
Intercompany receivable	—	3,730,494	—	(3,730,494	)(a)	—
Other assets	—	203,619	7,208	—		210,827
Total assets	$8,627,332	$11,636,832	$546,944	$(12,728,150)		$8,082,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$90	$15,976	$—	$—		$16,066
Accounts payable	—	1,700,939	6,303	—		1,707,242
Intercompany payable	—	—	316,323	(316,323	)(a)	—
Accrued salaries, wages and other current liabilities	48,868	785,832	162,317	—		997,017
Total current liabilities	48,958	2,502,747	484,943	(316,323)		2,720,325
Long-term debt, less current maturities	3,394,466	—	—	—		3,394,466
Lease financing obligations, less current maturities	—	26,200	—	—		26,200
Intercompany payable	3,730,494	—	—	(3,730,494	)(a)	—
Other noncurrent liabilities	—	480,553	8,000	—		488,553
Total liabilities	7,173,918	3,009,500	492,943	(4,046,817)		6,629,544
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	1,453,414	8,627,332	54,001	(8,681,333	)(b)	1,453,414
Total liabilities and stockholders’ equity	$8,627,332	$11,636,832	$546,944	$(12,728,150)		$8,082,958

(a)  Elimination of intercompany accounts receivable and accounts payable amounts.

(b)  Elimination of investments in consolidated subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirteen Weeks Ended December 1, 2018 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$5,375,923	$101,726	$(27,589	)(a)	$5,450,060
Costs and expenses:
Cost of revenues	—	4,200,109	95,251	(27,388	)(a)	4,267,972
Selling, general and administrative expenses	—	1,136,461	6,295	(201	)(a)	1,142,555
Lease termination and impairment expenses	—	2,628	—	—		2,628
Interest expense	47,454	8,922	(368)	—		56,008
Gain on sale of assets, net	—	(382)	—	—		(382)
Equity in earnings of subsidiaries, net of tax	(42,944)	(558)	—	43,502	(b)	—
	4,510	5,347,180	101,178	15,913		5,468,781
(Loss) income from continuing operations before income taxes	(4,510)	28,743	548	(43,502)		(18,721)
Income tax benefit	—	(1,461)	(10)	—		(1,471)
Net (loss) income from continuing operations	(4,510)	30,204	558	(43,502)		(17,250)
Net (loss) income from discontinued operations	—	12,740	—	—		12,740
Net (loss) income	$(4,510)	$42,944	$558	$(43,502	)(b)	$(4,510)
Total other comprehensive income (loss)	364	364	—	(364)		364
Comprehensive (loss) income	$(4,146)	$43,308	$558	$(43,866)		$(4,146)

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirteen Weeks Ended December 2, 2017 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$5,331,788	$47,064	$(25,682	)(a)	$5,353,170
Costs and expenses:
Cost of revenues	—	4,146,272	45,063	(24,888	)(a)	4,166,447
Selling, general and administrative expenses	—	1,162,416	4,892	(794	)(a)	1,166,514
Lease termination and impairment expenses	—	3,939	—	—		3,939
Interest expense	45,586	5,040	(318)	—		50,308
Loss on sale of assets, net	—	205	—	—		205
Equity in earnings of subsidiaries, net of tax	(186,073)	1,793	—	184,280	(b)	—
	(140,487)	5,319,665	49,637	158,598		5,387,413
Earnings from continuing operations before income taxes	140,487	12,123	(2,573)	(184,280)		(34,243)
Income tax benefit	—	(15,281)	(780)	—		(16,061)
Net income (loss) from continuing operations	140,487	27,404	(1,793)	(184,280)		(18,182)
Net (loss) income from discontinued operations	(59,456)	158,669	—	—		99,213
Net income (loss)	$81,031	$186,073	$(1,793)	$(184,280	)(b)	$81,031
Total other comprehensive income (loss)	514	514	—	(514)		514
Comprehensive income (loss)	$81,545	$186,587	$(1,793)	$(184,794)		$81,545

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirty-Nine Weeks Ended December 1, 2018 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$16,016,409	$299,211	$(55,708	)(a)	$16,259,912
Costs and expenses:
Cost of revenues	—	12,524,479	278,752	(55,307	)(a)	12,747,924
Selling, general and administrative expenses	—	3,428,581	20,993	(401	)(a)	3,449,173
Lease termination and impairment expenses	—	52,096	—	—		52,096
Goodwill and intangible asset impairment charges	—	375,190	—	—		375,190
Interest expense	159,758	15,678	(403)	—		175,033
Loss on debt retirements, net	—	554	—	—		554
Gain on sale of assets, net	—	(11,206)	—	—		(11,206)
Equity in earnings of subsidiaries, net of tax	(15,139)	75	—	15,064	(b)	—
	144,619	16,385,447	299,342	(40,644)		16,788,764
(Loss) income from continuing operations before income taxes	(144,619)	(369,038)	(131)	(15,064)		(528,852)
Income tax benefit	—	(117,471)	(56)	—		(117,527)
Net (loss) income from continuing operations	(144,619)	(251,567)	(75)	(15,064)		(411,325)
Net (loss) income from discontinued operations	(4,615)	266,706	—	—		262,091
Net (loss) income	$(149,234)	$15,139	$(75)	$(15,064	)(b)	$(149,234)
Total other comprehensive income (loss)	1,092	1,092	—	(1,092)		1,092
Comprehensive (loss) income	$(148,142)	$16,231	$(75)	$(16,156)		$(148,142)

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirty-Nine Weeks Ended December 2, 2017 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$16,070,256	$128,391	$(63,943	)(a)	$16,134,704
Costs and expenses:
Cost of revenues	—	12,565,600	122,926	(64,161	)(a)	12,624,365
Selling, general and administrative expenses	—	3,459,511	9,569	218	(a)	3,469,298
Lease termination and impairment expenses	—	11,090	—	—		11,090
Interest expense	137,562	14,896	(293)	—		152,165
Walgreens Boots Alliance, Inc. termination fee	(325,000)	—	—	—		(325,000)
Gain on sale of assets, net	—	(20,623)	—	—		(20,623)
Equity in earnings of subsidiaries, net of tax	(167,757)	2,649	—	165,108	(b)	—
	(355,195)	16,033,123	132,202	101,165		15,911,295
Income (loss) from continuing operations before income taxes	355,195	37,133	(3,811)	(165,108)		223,409
Income tax expense (benefit)	—	90,430	(1,162)	—		89,268
Net income (loss) from continuing operations	355,195	(53,297)	(2,649)	(165,108)		134,141
Net (loss) income from discontinued operations	(178,797)	221,054	—	—		42,257
Net income (loss)	$176,398	$167,757	$(2,649)	$(165,108	)(b)	$176,398
Total other comprehensive income (loss)	1,543	1,543	—	(1,543)		1,543
Comprehensive income (loss)	$177,941	$169,300	$(2,649)	$(166,651)		$177,941

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Thirty-Nine Weeks Ended December 1, 2018 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash used in operating activities	$(168,662)	$(56,598)	$275,479	$—	$50,219
Investing activities:
Payments for property, plant and equipment	—	(139,218)	—	—	(139,218)
Intangible assets acquired	—	(31,573)	—	—	(31,573)
Intercompany activity	—	(697,584)	—	697,584	—
Proceeds from dispositions of assets and investments	—	15,801	—	—	15,801
Proceeds from sale-leaseback transactions	—	2,587	—	—	2,587
Net cash (used in) provided by investing activities	—	(849,987)	—	697,584	(152,403)
Financing activities:
Net proceeds from revolver	1,245,000	—	—	—	1,245,000
Principal payments on long-term debt	(427,219)	(10,378)	—	—	(437,597)
Change in zero balance cash accounts	—	(15,964)	—	—	(15,964)
Net proceeds from issuance of common stock	2,294	—	—	—	2,294
Financing fees paid for early debt redemption	—	(13)	—	—	(13)
Payments for taxes related to net share settlement of equity awards	—	(2,419)	—	—	(2,419)
Intercompany activity	697,584	—	—	(697,584)	—
Net cash provided by (used in) financing activities	1,517,659	(28,774)	—	(697,584)	791,301
Cash flows of discontinued operations:
Operating activities of discontinued operations	(4,615)	(42,653)	—	—	(47,268)
Investing activities of discontinued operations	—	664,653	—	—	664,653
Financing activities of discontinued operations	(1,344,382)	589	—	—	(1,343,793)
Net cash (used in) provided by discontinued operations	(1,348,997)	622,589	—	—	(726,408)
(Decrease) increase in cash and cash equivalents	—	(312,770)	275,479	—	(37,291)
Cash and cash equivalents, beginning of period	—	441,244	6,090	—	447,334
Cash and cash equivalents, end of period	$—	$128,474	$281,569	$—	$410,043

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended December 1, 2018 and December 2, 2017

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Thirty-Nine Weeks Ended December 2, 2017 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash provided by operating activities	$229,578	$220,721	$(25,849)	$—	$424,450
Investing activities:
Payments for property, plant and equipment	—	(140,816)	—	—	(140,816)
Intangible assets acquired	—	(20,201)	—	—	(20,201)
Intercompany activity	—	(449,803)	—	449,803	—
Proceeds from insured loss		3,627			3,627
Proceeds from dispositions of assets and investments	—	19,254	—	—	19,254
Net cash (used in) provided by investing activities	—	(587,939)	—	449,803	(138,136)
Financing activities:
Net proceeds from revolver	(264,080)	—	—	—	(264,080)
Principal payments on long-term debt	—	(7,292)	—	—	(7,292)
Change in zero balance cash accounts	—	27,594	—	—	27,594
Net proceeds from issuance of common stock	4,416	—	—	—	4,416
Payments for taxes related to net share settlement of equity awards	—	(4,103)	—	—	(4,103)
Intercompany activity	449,803	—	—	(449,803)	—
Net cash (used in) provided by financing activities	190,139	16,199	—	(449,803)	(243,465)
Cash flows of discontinued operations:
Operating activities of discontinued operations	(178,797)	116,503	—	—	(62,294)
Investing activities of discontinued operations	—	189,175	—	—	189,175
Financing activities of discontinued operations	(240,920)	(4,420)	—	—	(245,340)
Net cash (used in) provided by discontinued operations	(419,717)	301,258	—	—	(118,459)
(Decrease) increase in cash and cash equivalents	—	(49,761)	(25,849)	—	(75,610)
Cash and cash equivalents, beginning of period	—	213,104	32,306	—	245,410
Cash and cash equivalents, end of period	$—	$163,343	$6,457	$—	$169,800

17. Shareholder Matters

On January 3, 2019, the Company received a written notification from the New York Stock Exchange (the “NYSE”) stating that the Company is no longer in compliance with NYSE continued listing standard rules because the per share trading price of its common stock has fallen below the NYSE’s share price rule. The NYSE requires the average closing price of a listed company’s common stock to be at least $1.00 per share over a consecutive 30 trading-day period.

In accordance with the NYSE’s rules, the Company provided the NYSE with notice of its receipt of the notice and of its intention to pursue measures to cure the share price non-compliance, including for example through a reverse stock split, subject to stockholder approval no later than at the Company’s next annual meeting, if necessary, to cure the share price non-compliance. The Company has six months from receipt of the notice to regain compliance with the NYSE’s price condition or until the Company’s next annual meeting of stockholders if stockholder approval is required, as would be the case to effectuate a reverse stock split.  Subject to the NYSE’s rules, during the cure period, the Company’s common stock will continue to be listed and trade on the NYSE as usual. The Company is in compliance with all other NYSE continued listing standard rules.

The Company intends to pursue measures to cure the share price non-compliance, including through a reverse stock split of the Company’s common stock, subject to stockholder approval no later than at the Company’s next annual meeting, if such action is necessary to cure the share price non-compliance. Under NYSE rules, the Company can regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period the Company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or on the last day of the cure period.

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

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 2,525 retail stores. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmacy Purchasing and Delivery Agreement with McKesson Corporation, and the majority of our front end products through our network of distribution centers. In addition, the Retail Pharmacy segment includes 65 RediClinic walk-in retail clinics, of which 29 are located within Rite Aid retail stores in the Philadelphia and New Jersey markets.

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

We announced on September 19, 2017 that the waiting period under the HSR Act expired with respect to the Sale.  We completed the store transfer process in March of 2018, which resulted in the transfer of all 1,932 stores and related assets to WBA and have received cash proceeds of $4.157 billion.  On September 13, 2018, we completed the sale of one of our distribution centers and related assets to WBA for proceeds of $61.2 million.  The transfer of the two remaining distribution centers and related assets remains subject to minimal customary closing conditions applicable only to the distribution centers being transferred at such distribution center closings, as specified in the Amended and Restated Asset Purchase Agreement.

The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. We have agreed to various covenants and agreements, including, among others, our agreement to conduct our business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the distribution center closing. We have also agreed to provide transition services to Buyer for up to three (3) years after the initial closing of the Sale. Under the terms of the TSA, we provide various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. In connection with these services, we purchase the related inventory and incur cash payments for the selling, general and administrative activities, which, we bill on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen and thirty-nine week periods ended December 1, 2018 were $1.6 billion and $5.5 billion, respectively, of which $327.9 million is included in Accounts receivable, net. The Company charged WBA TSA fees of $17.9 million and $64.8 million during the thirteen and thirty-nine week periods ended December 1, 2018, respectively, which are reflected as a reduction to selling, general and administrative expenses.

Based on its magnitude and because we exited certain markets, the Sale represented a significant strategic shift that has a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale as required by GAAP.

Overview of Financial Results from Continuing Operations

Our net loss from continuing operations for the thirteen week period ended December 1, 2018 was $17.3 million or $0.02 per basic and diluted share compared to a net loss of $18.2 million or $0.02 per basic and diluted share for the thirteen week period ended December 2, 2017. Our net loss from continuing operations for the thirty-nine week period ended December 1, 2018 was $411.3 million or $0.39 per basic and diluted share compared to net income of $134.1 million or $0.13 per basic and diluted share for the thirty-nine week period ended December 2, 2017. The improvement in our operating results for the thirteen week period ended December 1, 2018 was due primarily to lower overall selling, general and administrative expenses, including a decrease in depreciation and amortization, partially offset by a reduction in gross profit and a lower income tax benefit.  The increase in net loss for the thirty-nine week period ended December 1, 2018 compared to the thirty-nine week period ended December 2, 2017 was due primarily to goodwill and other intangible asset impairment charges and higher lease termination and impairment charges, partially offset by an income tax benefit.  The operating results for the thirty-nine week period ended December 2, 2017 was positively impacted by the receipt of a one time merger termination fee of $325.0 million from WBA.

Our Adjusted EBITDA from continuing operations for the thirteen and thirty-nine week periods ended December 1, 2018 was $142.8 million or 2.6 percent of revenues and $429.4 million or 2.6 percent of revenues, respectively, compared to $142.1 million or 2.7 percent of revenues and $405.0 million or 2.5 percent of revenues for the thirteen and thirty-nine week periods ended December 2, 2017, respectively. The increase in Adjusted EBITDA for the thirteen week period ended December 1, 2018 was due primarily to an increase of $1.2 million in the Pharmacy Services segment. Retail Pharmacy segment Adjusted EBITDA was flat compared to the prior year, as TSA fees received from WBA of $17.9 million were offset by increased distribution costs caused primarily by the realignment of stores within our distribution network and increases in employee related costs.  Adjusted EBITDA in the Pharmacy Services segment increased by $1.2 million as a result of increased revenue relating to our higher Medicare Part D enrollment, partially offset by margin compression in our commercial business and other operating investments as we invest for current year and future growth.

The increase in our Adjusted EBITDA for the thirty-nine week period ended December 1, 2018 was due primarily to an increase of $42.2 million in the Retail Pharmacy segment.  This increase was primarily driven by the receipt of $64.8 million of TSA fees received from WBA, partially offset by a decrease in front-end sales, increased distribution costs caused primarily by the realignment of stores within our distribution network and increases in employee related and other operating costs.  Adjusted EBITDA in the Pharmacy Services segment decreased by $17.8 million as a result of margin compression in our commercial business and other operating investments as we invest for current year and future growth.  Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

On December 19, 2018, we announced our entry into a binding letter of intent with McKesson that will continue our pharmaceutical sourcing and distribution partnership for an additional 10 years. Under the terms of the letter of intent, McKesson will continue providing us with sourcing and direct-to-store delivery for brand and generic pharmaceutical products through March 2029.

Consolidated Results of Operations-Continuing Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
	(dollars in thousands except per share amounts)
Revenues(a)	$5,450,060	$5,353,170	$16,259,912	$16,134,704
Revenue growth (decline)	1.8%	(5.6)%	0.8%	(5.2)%
Net (loss) income	$(17,250)	$(18,182)	$(411,325)	$134,141
Net (loss) income per diluted share	$(0.02)	$(0.02)	$(0.39)	$0.13
Adjusted EBITDA(b)	$142,791	$142,062	$429,364	$405,014
Adjusted Net Income (b)	$14,740	$8,513	$8,216	$28,521
Adjusted Net Income per Diluted Share(b)	$0.01	$0.01	$0.01	$0.03

(a)                                 Revenues for the thirteen and thirty-nine weeks ended December 1, 2018 exclude $52,496 and $156,494, respectively, of inter-segment activity that is eliminated in consolidation. Revenues for the thirteen and thirty-nine weeks ended December 2, 2017 exclude $50,972 and $149,703, respectively, of inter-segment activity that is eliminated in consolidation.

(b)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 1.8% and 0.8% for the thirteen and thirty-nine weeks ended December 1, 2018, respectively, compared to a decrease of 5.6% and 5.2% for the thirteen and thirty-nine weeks ended December 2, 2017, respectively. Revenues for the thirteen week period ended December 1, 2018 were positively impacted by a $17.7 million increase in Retail Pharmacy segment revenues and a $80.7 million increase in Pharmacy Services segment revenues.  Revenues for the thirty-nine week period ended December 1, 2018 were negatively impacted by a $47.2 million decrease in Retail Pharmacy segment revenues, partially offset by a $179.2 million increase in Pharmacy Services segment revenues. Same store sales trends for the thirteen and thirty-nine week periods ended December 1, 2018 and December 2, 2017 are described in the “Segment Analysis” section below.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
	(dollars in thousands)
Cost of revenues (a)	$4,267,972	$4,166,447	$12,747,924	$12,624,365
Gross profit	1,182,088	1,186,723	3,511,988	3,510,339
Gross margin	21.7%	22.2%	21.6%	21.8%
Selling, general and administrative expenses	1,142,555	1,166,514	3,449,173	3,469,298
Selling, general and administrative expenses as a percentage of revenues	21.0%	21.8%	21.2%	21.5%
Lease termination and impairment charges	2,628	3,939	52,096	11,090
Goodwill and intangible asset impairment charges	—	—	375,190	—
Interest expense	56,008	50,308	175,033	152,165
(Gain) loss on sale of assets, net	(382)	205	(11,206)	(20,623)

(a)                                 Cost of revenues for the thirteen and thirty-nine weeks ended December 1, 2018 exclude $52,496 and $156,494, respectively, of inter-segment activity that is eliminated in consolidation. Cost of revenues for the thirteen and thirty-nine weeks ended December 2, 2017 exclude $50,972 and $149,703, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit decreased by $4.6 million for the thirteen week period ended December 1, 2018 compared to the thirteen week period ended December 2, 2017. Gross profit increased by $1.6 million for the thirty-nine week period ended December 1, 2018 compared to the thirty-nine week period ended December 2, 2017. Gross profit for the thirteen week period ended December 1, 2018 includes a decline of $8.3 million in our Retail Pharmacy segment, partially offset by an increase in gross profit of $3.7 million in our Pharmacy Services segment. Gross profit for the thirty-nine week period ended December 1, 2018 includes a decline of $2.6 million in our Retail Pharmacy segment, partially offset by an increase in gross profit of $4.2 million in our Pharmacy Services segment. Gross margin was 21.7% and 21.6%, respectively, for the thirteen and thirty-nine week periods ended December 1, 2018 compared to 22.2% and 21.8%, respectively, for the thirteen and thirty-nine week periods ended December 2, 2017. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A decreased $24.0 million and $20.1 million for the thirteen and thirty-nine week periods ended December 1, 2018, respectively, compared to the thirteen and thirty-nine week periods ended December 2, 2017.  The decrease in SG&A for the thirteen week period ended December 1, 2018 includes a decline of $24.3 million relating to our Retail Pharmacy segment, partially offset by an increase of $0.3 million relating to our Pharmacy Services segment. The decrease in SG&A for the thirty-nine week period ended December 1, 2018 includes a decrease of $39.4 million relating to our Retail Pharmacy segment, partially offset by an increase of $19.3 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
Impairment charges	$727	$315	$34,572	$946
Lease termination charges	1,901	3,624	17,524	10,144
	$2,628	$3,939	$52,096	$11,090

During the thirty-nine week period ended December 1, 2018, long-lived assets from continuing operations with a carrying value of $41.8 million, primarily store assets, were written down to their fair value of $7.2 million, resulting in an impairment charge of $34.6 million of which $0.7 million relates to the thirteen week period ended December 1, 2018.  Of the $34.6 million, $19.3 million relates to 288 active stores and $14.3 million relates to a terminated project to replace the point of sale software used in our stores.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Lease Termination and Impairment Charges” included in our Fiscal 2018 10-K for a detailed description of our impairment and lease termination methodology.

Goodwill and Intangible Asset Impairment Charges

During the thirty-nine week period ended December 1, 2018, we recorded a goodwill impairment charge of $313.0 million ($235.7 net of the related income tax benefit), of which $0 relates to the thirteen week period ended December 1, 2018.  As of December 1, 2018 and March 3, 2018, the accumulated impairment losses for the Pharmacy Services segment was $574.7 million and $261.7 million, respectively.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Goodwill Impairment” included in our Fiscal 2018 10-K for a detailed description of our impairment and lease termination methodology.

Interest Expense

Interest expense was $56.0 million and $175.0 million for the thirteen and thirty-nine week periods ended December 1, 2018, respectively, compared to $50.3 million and $152.2 million for the thirteen and thirty-nine week periods ended December 2, 2017, respectively. Interest expense was higher in the thirteen week period ended December 1, 2018 due primarily to increased LIBOR rates.  Interest expense was higher in the thirty-nine week period ended December 1, 2018 due to the timing of debt repayments with excess sale proceeds and increased LIBOR rates. The weighted average interest rates on our indebtedness for the thirty-nine week periods ended December 1, 2018 and December 2, 2017 were 6.3% and 5.5%, respectively.

Income Taxes

We recorded an income tax benefit from continuing operations of $1.5 million and $16.0 million for the thirteen week periods ended December 1, 2018 and December 2, 2017, respectively, and an income tax benefit from continuing operations of $117.5 million and income tax expense from continuing operations of $89.3 million for the thirty-nine week periods ended December 1, 2018 and December 2, 2017, respectively. The effective tax rate for the thirteen week periods ended December 1, 2018 and December 2, 2017 was 7.9% and 46.9%, respectively. The effective tax rate for the thirty-nine week periods ended December 1, 2018 and December 2, 2017 was 22.2% and 40.0%, respectively. The effective tax rate for the thirteen and thirty-nine week periods ended December 1, 2018 includes an adjustment of (9.5)% and (4.1)%, respectively, to increase the valuation allowance related to certain state deferred taxes and (8.1)% and (.9)%, respectively for discrete adjustments relating to stock based compensation. The income tax benefit for the thirteen week period and the income tax expense for the thirty-nine week period ended December 2, 2017 is higher in comparison to 2018, as it is based on a federal statutory rate of 35%, and includes increases to the valuation allowance primarily related to state deferred taxes.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain considering historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.  We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $921.6 million and $896.8 million, which relates primarily to state deferred tax assets at December 1, 2018 and March 3, 2018, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA.  The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail Pharmacy Segment	Pharmacy Services Segment	Intersegment Eliminations (1)	Consolidated Totals
Thirteen Week Period Ended
December 1, 2018:
Revenue	$3,976,719	$1,525,837	$(52,496)	$5,450,060
Gross Profit	1,079,584	102,504	—	1,182,088
Adjusted EBITDA (2)	101,225	41,566	—	142,791
December 2, 2017:
Revenue	$3,959,002	$1,445,140	$(50,972)	$5,353,170
Gross Profit	1,087,888	98,835	—	1,186,723
Adjusted EBITDA (2)	101,699	40,363	—	142,062
Thirty-Nine Week Period Ended
December 1, 2018:
Revenue	$11,785,996	$4,630,410	$(156,494)	$16,259,912
Gross Profit	3,200,678	311,310	—	3,511,988
Adjusted EBITDA (2)	308,972	120,392	—	429,364
December 2, 2017
Revenue	$11,833,195	$4,451,212	$(149,703)	$16,134,704
Gross Profit	3,203,270	307,069	—	3,510,339
Adjusted EBITDA (2)	266,777	138,237	—	405,014

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

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
	(dollars in thousands)
Revenues	$3,976,719	$3,959,002	$11,785,996	$11,833,195
Revenue growth (decline)	0.4%	(3.0)%	(0.4)%	(3.9)%
Same store sales growth (decline)	1.6%	(2.5)%	0.6%	(3.3)%
Pharmacy sales growth (decline)	2.2%	(4.4)%	0.6%	(5.2)%
Same store prescription count growth (decline), adjusted to 30-day equivalents	2.4%	(2.4)%	0.7%	(1.9)%
Same store pharmacy sales growth (decline)	3.1%	(3.5)%	1.6%	(4.5)%
Pharmacy sales as a % of total retail sales	67.6%	66.5%	66.8%	66.2%
Front-end sales decline	(2.8)%	(1.3)%	(2.2)%	(1.5)%
Same store front-end sales decline	(1.5)%	(0.5)%	(1.2)%	(0.8)%
Front-end sales as a % of total retail sales	32.4%	33.5%	33.2%	33.8%
Adjusted EBITDA (*)	$101,225	$101,699	$308,972	$266,777
Store data:
Total stores (beginning of period)	2,526	2,575	2,550	2,605
New stores	—	1	1	2
Store acquisitions	—	—	—	—
Closed stores	(1)	(7)	(26)	(38)
Total stores (end of period)	2,525	2,569	2,525	2,569
Relocated stores	1	7	1	11
Remodeled and expanded stores	21	20	103	75

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 0.4% for the thirteen weeks ended December 1, 2018 compared to a decrease of 3.0% for the thirteen weeks ended December 2, 2017. The increase in revenues for the thirteen week period ended December 1, 2018 was primarily a result of an increase in pharmacy same store sales, partially offset by store closings.

Pharmacy same store sales increased by 3.1% for the thirteen week period ended December 1, 2018 compared to a 3.5% decrease for the thirteen week period ended December 2, 2017. The increase in the current period is due primarily to the 2.4% increase in same store prescription count compared to the prior year, partially offset by an approximate 1.1% negative impact from generic introductions and a decline in reimbursement rates.  Same store prescription counts improved due to the cycling of the impact of being excluded from certain pharmacy networks in the prior year, the strong performance of our immunization program and overall growth in our pharmacy business.

Front-end same store sales decreased 1.5% during the thirteen week period ended December 1, 2018 compared to a decrease of 0.5% during the thirteen week period ended December 2, 2017.  The decline in front-end sales was due mostly to soft performance in tobacco and liquor categories, and a slow start to the Christmas selling season.

Revenues decreased 0.4% for the thirty-nine weeks ended December 1, 2018 compared to a decrease of 3.9% for the thirty-nine weeks ended December 2, 2017 due mostly to store closings, partially offset by an increase in same store pharmacy sales.

Pharmacy same store sales increased by 1.6% for the thirty-nine week period ended December 1, 2018 compared to a 4.5% decrease for the thirty-nine week period ended December 2, 2017. The increase in the current period is primarily due to an increase in same store prescription count, partially offset by an approximate 1.2% negative impact from generic introductions. Same store prescription counts improved due to the cycling of the impact of being excluded from certain pharmacy networks in the prior year, the strong performance of our immunization program and overall growth in our pharmacy business.

Front-end same store sales decreased by 1.2% during the thirty-nine week periods ended December 1, 2018 compared to a 0.8% decrease in the thirty-nine week periods ended December 2, 2017. The decline in front-end sales was due mostly to a shorter Easter selling season, soft performance in our allergy, summer, tobacco and liquor categories, and a slow start to the Christmas selling season.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
	(dollars in thousands)
Cost of revenues	$2,897,135	$2,871,114	$8,585,318	$8,629,925
Gross profit	1,079,584	1,087,888	3,200,678	3,203,270
Gross margin	27.2%	27.5%	27.2%	27.1%
FIFO gross profit(*)	1,085,571	1,094,672	3,219,989	3,223,663
FIFO gross margin(*)	27.3%	27.7%	27.3%	27.2%
Selling, general and administrative expenses	1,062,598	1,086,857	3,195,929	3,235,309
Selling, general and administrative expenses as a percentage of revenues	26.7%	27.5%	27.1%	27.3%

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased $8.3 million for the thirteen week period ended December 1, 2018 as compared to the thirteen week period ended December 2, 2017. Gross profit was negatively impacted by increased distribution costs caused primarily by the realignment of stores within our distribution network.  Stores were realigned to facilitate the sale of a distribution center to WBA. Front-end gross profit was also lower due to the decrease in sales volume.  The decline in front-end gross profit was partially offset by an improvement in pharmacy gross profit resulting from an increase in prescriptions filled and generic cost reductions that offset a decline in reimbursement rates.

Gross profit decreased $2.6 million for the thirty-nine week period ended December 1, 2018 as compared to the thirty-nine week period ended December 2, 2017. Front-end gross profit was negatively impacted by a decrease in sales volume and increased distribution costs caused primarily by the realignment of stores within our distribution network.  This realignment drove an increase in labor costs and freight expenses in our distribution centers.  The decline in front-end gross profit was partially offset by an improvement in pharmacy gross profit resulting from an increase in prescriptions filled and generic cost reductions that offset a decline in reimbursement rates.

Gross margin was 27.2% of sales for the thirteen and thirty-nine week periods ended December 1, 2018, compared to 27.5% and 27.1% of sales for the thirteen and thirty-nine week periods ended December 2, 2017, respectively. The decrease in gross margin for the thirteen week period ended December 1, 2018 was due primarily to higher distribution expenses. The improvement in gross margin for the thirty-nine week period ended December 1, 2018 was due primarily to generic drug purchasing efficiencies partially offset by higher distribution expenses.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $6.0 million and $19.3 million for the thirteen and thirty-nine week periods ended December 1, 2018, respectively, compared to $6.8 million and $20.4 million for the thirteen and thirty-nine week periods ended December 2, 2017, respectively.

Selling, General and Administrative Expenses

SG&A expenses as a percentage of revenues were 26.7% in the thirteen week period ended December 1, 2018 compared to 27.5% in the thirteen week period ended December 2, 2017. SG&A dollars decreased by $24.3 million due primarily to TSA fees received from WBA of $17.9 million and various expense control initiatives, partially offset by increases in employee related costs.

SG&A expenses as a percentage of revenues were 27.1% in the thirty-nine week period ended December 1, 2018 compared to 27.3% in the thirty-nine week period ended December 2, 2017. SG&A dollars decreased by $39.4 million primarily due to TSA fees received from WBA of $64.8 million and various expense control initiatives, partially offset by the settlement of a litigation matter, higher merger and acquisition-related charges and increased employee related costs.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
	(dollars in thousands)
Revenues	$1,525,837	$1,445,140	$4,630,410	$4,451,212
Revenue (decline) growth	5.6%	(12.2)%	4.0%	(8.8)%
Adjusted EBITDA(*)	$41,566	$40,363	$120,392	$138,237

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Pharmacy Services segment revenues for the thirteen week period ended December 1, 2018 were $1,525.8 million as compared to revenues of $1,445.1 million for the thirteen week period ended December 2, 2017. Pharmacy Services segment revenues for the thirty-nine week period ended December 1, 2018 were $4,630.4 million compared to revenues of $4,451.2 million for the thirty-nine week period ended December 2, 2017. The increase in the thirteen and thirty-nine week revenues for the segment is primarily due to an increase in covered lives in our Medicare Part D membership.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
	(dollars in thousands)
Cost of revenues	$1,423,333	$1,346,305	$4,319,100	$4,144,143
Gross profit	102,504	98,835	311,310	307,069
Gross margin	6.7%	6.8%	6.7%	6.9%
Selling, general and administrative expenses	79,957	79,657	253,244	233,989
Selling, general and administrative expenses as a percentage of revenues	5.2%	5.5%	5.5%	5.3%

Gross Profit and Cost of Revenues

Gross profit for the thirteen week period ended December 1, 2018 was $102.5 million as compared to gross profit of $98.8 million for the thirteen week period ended December 2, 2017. Gross profit for the thirty-nine week period ended December 1, 2018 was $311.3 million as compared to gross profit of $307.1 million for the thirty-nine week period ended December 2, 2017. The increase in the thirteen and thirty-nine week period gross profit for the segment is due primarily to the increase in covered lives in our Medicare Part D membership, partially offset by margin compression in our commercial business.

Gross margin was 6.7% of sales for the thirteen week period ended December 1, 2018 compared to 6.8% of sales for the thirteen week period ended December 2, 2017. Gross margin was 6.7% of sales for the thirty-nine week period ended December 1, 2018 compared to 6.9% of sales for the thirty-nine week period ended December 2, 2017. The decrease in gross margin for the thirteen and thirty-nine week periods ended December 1, 2018 was due primarily to margin compression in our commercial business.

Selling, General and Administrative Expenses

Pharmacy Services segment selling, general and administrative expenses for the thirteen week period ended December 1, 2018 was $80.0 million or 5.2% of revenues as compared to $79.7 million or 5.5% of revenues for the thirteen week period ended December 2, 2017. Pharmacy Services segment selling, general and administrative expenses for the thirty-nine week period ended December 1, 2018 was $253.2 million or 5.5% of revenues as compared to $234.0 million or 5.3% of revenues for the thirty-nine week period ended December 2, 2017. The increase in the thirteen and thirty-nine week period selling, general and administrative expenses is primarily the result of strategic investments in infrastructure to support current year and future growth.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our Facilities. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of December 1, 2018 was $1,420.5 million, which consisted of borrowing capacity under our revolving credit facility of $1,399.2 million and invested cash of $21.3 million.

Credit Facilities

On December 20, 2018, we entered into a new senior secured credit agreement, consisting of a new $2,700.0 million senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a $450.0 million “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan”) (collectively the “New Facilities”).  Proceeds from the New Facilities were used to refinance our existing $2,700.0 million Amended and Restated Senior Secured Credit Facility due January 2020 (the “Old Facility” the New Facilities and the Old Facility are collectively referred to herein as the “Facilities”).  The New Facilities extend our debt maturity profile and provide additional liquidity. The New Facilities mature in December 2023, subject to an earlier maturity on December 31, 2022 if we have not repaid or refinanced our existing 6.125% Senior Notes due 2023 prior to such date. It is our intention to repay or refinance our existing 6.125% Senior Notes due 2023 prior to the early maturity becoming effective.  Our Senior Secured Revolving Credit Facility will bear interest at a rate of LIBOR plus 125 to 175 basis points (or an alternate base rate plus 25 to 75 basis points), depending on availability under the revolving facility.  Our new Senior Secured Term Loan will bear interest at a rate of LIBOR plus 300 basis points (or an alternate base rate plus 200 basis points).  Other key terms and covenants in the New Facilities are largely consistent with the key terms and covenants in the Amended and Restated Senior Credit Facility due January 2020.  In connection with the refinancing of our existing $2,700.0 million Amended and Restated Senior Secured Revolving Credit Facility due January 2020, we expect to incur a loss on debt retirement of $7.0 million during the fourth quarter of fiscal 2019.

Our ability to borrow under our Facilities is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At December 1, 2018, we had $1,245.0 million of borrowings outstanding under the Old Facility and had letters of credit outstanding against the Old Facility of $55.8 million, which resulted in additional borrowing capacity of $1,399.2 million. If at any time the total credit exposure outstanding under our Facilities and the principal amount of our other senior obligations exceeded the borrowing base, we were required to make certain other mandatory prepayments to eliminate such shortfall.

The Facilities restrict us and all of our subsidiaries that guarantee our obligations under the Facilities and unsecured guaranteed notes (the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store and lockbox deposit accounts and cash necessary to cover our current liabilities). The Facilities also state that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (a) an event of default exists under our Facilities or (b) the sum of revolver availability under our Senior Secured Revolving Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $275.0 million for three consecutive business days or less than or equal to $200.0 million on any day (a “cash sweep period”), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Facilities, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our Facilities.

The Facilities allow us to have outstanding, at any time, up to $1.5 billion in secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Facilities and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest of (a) the fifth anniversary of the effectiveness of the Facilities and (b) the latest maturity date of any Term Loan or Other Revolving Commitment (each as defined in the Facilities). Subject to the limitations described in clauses (a) and (b) of the immediately preceding sentence, the Facilities additionally allow us to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Facilities) is not in effect; provided, however, that certain of our other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Facilities also contain certain restrictions on the amount of secured first priority debt we are able to incur. The Facilities also allow for the voluntary repurchase of any debt or other convertible debt, so long as the New Facilities are not in default and we maintain availability under our revolver of more than $365.0 million.

The Facilities have a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (a) on any date on which availability under the revolver is less than $200.0 million or (b) on the third consecutive business day on which availability under the revolver is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of December 1, 2018, we had availability under our Old Facility of $1,399.2 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with Old Facility’s financial covenant. The Facilities also contain covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

The Facilities provide for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repayment repurchase, redemption or defeasance of such debt.

The indenture that governs our guaranteed unsecured notes contains restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of December 1, 2018, the amount of additional secured debt that could be incurred under the most restrictive covenant of the indenture was approximately $1.8 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). Assuming a fully drawn revolver and the outstanding letters of credit, we could incur an additional $350.0 million in secured debt. The ability to issue additional unsecured debt under the indenture is generally governed by an interest coverage ratio test. As of December 1, 2018, we had the ability to issue additional unsecured debt under our other indentures.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash flow provided by operating activities was $50.2 million and $424.5 million in the thirty-nine week periods ended December 1, 2018 and December 2, 2017, respectively. Operating cash flow was negatively impacted by the timing of working capital items, the payments of accrued wages, benefits and other personnel costs, and seasonal inventory build in our Retail Pharmacy segment and the increase in the calendar 2018 CMS receivable which was not funded by reinsurance, partially offset by the receipt of the calendar 2017 CMS receivable.  During the fourth quarter of fiscal 2019, we paid $182.4 million to our reinsurance carrier relating to the calendar 2017 CMS receivable.  Cash flow from operating activity for the thirty-nine week period ended December 2, 2017 was favorably impacted by the $325.0 million Walgreens Boots Alliance merger termination fee.

Cash used in investing activities was $152.4 million and $138.1 million for the thirty-nine week periods ended December 1, 2018 and December 2, 2017, respectively. Cash used in investing activities was higher than the prior year due to an increase in Wellness store remodels and prescription file buys.

Cash flow provided by financing activities was $791.3 million compared to cash flow used in financing activities of $243.5 million for the thirty-nine week periods ended December 1, 2018 and December 2, 2017, respectively. Cash provided by financing activities resulted from net revolver proceeds which, combined with Sale proceeds, were used to fully repay our 9.25% notes, our 6.75% notes and a portion of our 6.125% notes.

Capital Expenditures

During the thirteen and thirty-nine week periods ended December 1, 2018 and December 2, 2017 capital expenditures were as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017	December 1, 2018	December 2, 2017
New store construction, store relocation and store remodel projects	$26,364	$25,990	$72,239	$64,466
Technology enhancements, improvements to distribution centers and other corporate requirements	20,289	35,710	66,979	76,350
Purchase of prescription files from other retail pharmacies	11,054	10,522	31,573	20,201
Total capital expenditures	$57,707	$72,222	$170,791	$161,017

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolver and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the year, we do not expect to be subject to the fixed charge covenant in our Facilities in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. From time to time, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or seek to refinance our outstanding debt (including our Facilities) or may otherwise seek transactions to reduce interest expense and extend debt maturities, particularly following the Sale and implementation of our strategies following the termination of the Merger. Any of these transactions could impact our financial results. We may also use additional Sale proceeds for one or more of these purposes in accordance with our outstanding agreements. Certain of these deleveraging and refinancing activities were limited by the Merger Agreement and we are no longer subject to such restrictions.

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

The following is a reconciliation of our net (loss) income to Adjusted EBITDA from continuing operations for the thirteen and thirty-nine week periods ended December 1, 2018 and December 2, 2017:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017(a)	December 1, 2018	December 2, 2017(a)
	(dollars in thousands)
Net (loss) income	$(17,250)	$(18,182)	$(411,325)	$134,141
Interest expense	56,008	50,308	175,033	152,165
Income tax (benefit) expense	(1,471)	(16,061)	(117,527)	89,268
Depreciation and amortization expense	86,685	95,764	270,957	292,448
LIFO charge	5,987	6,784	19,311	20,393
Lease termination and impairment charges	2,628	3,939	52,096	11,090
Goodwill and intangible asset impairment charges	—	—	375,190	—
Loss on debt retirements, net	—	—	554	—
Merger and Acquisition-related costs	4,175	6,550	30,394	17,274
Stock based compensation expense	1,317	7,186	11,563	22,550
Inventory write-downs related to store closings	421	2,055	5,554	5,821
Litigation settlement	—	—	18,000	—
(Gain) loss on sale of assets, net	(382)	205	(11,206)	(20,623)
Walgreens Boots Alliance merger termination fee	—	—	—	(325,000)
Other	4,673	3,514	10,770	5,487
Adjusted EBITDA	$142,791	$142,062	$429,364	$405,014

(a)         During the thirteen week period ended September 1, 2018, we revised our definition of Adjusted EBITDA to no longer exclude the impact of revenue deferrals related to its customer loyalty program and further revised its disclosure by presenting certain amounts previously included within Other as separate reconciling items. Consequently, we revised Adjusted EBITDA for the thirteen and thirty-nine week periods ended December 2, 2017 to conform with the revised definition and present separate reconciling items previously included with Other.

The following is a reconciliation of our net income (loss) from continuing operations to Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share for the thirteen and thirty-nine week periods ended December 1, 2018 and December 2, 2017. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, a non-recurring litigation settlement (as further discussed below), loss on debt retirements, LIFO adjustments (which removes the entire impact of LIFO, and results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges and the WBA merger termination fee. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods.  Adjusted Net Income (Loss) per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income (Loss):

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	December 1, 2018	December 2, 2017(b)	December 1, 2018	December 2, 2017(b)
	(dollars in thousands)
Net (loss) income	$(17,250)	$(18,182)	$(411,325)	$134,141
Add back—Income tax (benefit) expense	(1,471)	(16,061)	(117,527)	89,268
(Loss) income before income taxes	(18,721)	(34,243)	(528,852)	223,409
Adjustments:
Amortization expense	28,768	35,489	96,668	112,772
LIFO charge	5,987	6,784	19,311	20,393
Goodwill and intangible asset impairment charges	—	—	375,190	—
Loss on debt retirements, net	—	—	554	—
Merger and Acquisition-related costs	4,175	6,550	30,394	17,274
Litigation settlement	—	—	18,000	—
Walgreens Boots Alliance merger termination fee	—	—	—	(325,000)
Adjusted income before income taxes	20,209	14,580	11,265	48,848
Adjusted income tax expense (a)	5,469	6,067	3,049	20,327
Adjusted net income	$14,740	$8,513	$8,216	$28,521
Net (loss) income per diluted share	$(0.02)	$(0.02)	$(0.39)	$0.13
Adjusted net income per diluted share	$0.01	$0.01	$0.01	$0.03

(a)                                 The fiscal year 2019 and 2018 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL’s, state credits and valuation allowance, was used for the thirteen and thirty-nine weeks ended December 1, 2018 and December 2, 2017, respectively.

(b)                                 During the thirteen week period ended September 1, 2018, we revised our definition of Adjusted Net Loss and Adjusted Net Loss per Diluted Share to exclude the impact of all amortization expense rather than only the impact of amortization expense related to the EnvisionRx intangible assets.  Consequently, we have updated the Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share for the thirty-nine week period ended December 1, 2018, and for the thirteen and thirty-nine week periods ended December 2, 2017 to be reflective of our modified definition.

We have in the past and may in the future be involved in litigation, claims and proceedings that result in legal settlements or similar payments.  We have historically not made adjustments for amounts related to these matters when calculating Adjusted EBITDA and Adjusted Net Income (Loss).  Given the non-recurring nature of a material legal settlement incurred in the second quarter of fiscal 2019, we have added the amount of this settlement back to net income when calculating Adjusted EBITDA and Adjusted Net Income (Loss) for the thirty-nine week period ended December 1, 2018 to help investors better compare our operating performance over multiple periods.  For additional information regarding the settlement see Note 15 to the consolidated financial statements.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of December 1, 2018.

Fiscal Year	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value at 12/01/2018
	(dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$90	$—	$—	$—	$—	$2,176,490	$2,176,580	$1,799,071
Average Interest Rate	7.61%	0.00%	0.00%	0.00%	0.00%	6.38%	6.38%
Variable Rate	$—	$1,245,000	$—	$—	$—	$—	$1,245,000	$1,245,000
Average Interest Rate	0.00%	3.91%	0.00%	0.00%	0.00%	0.00%	3.91%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of December 1, 2018, our annual interest expense would change by approximately $12.5 million.

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

ITEM 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K, for the year ended March 3, 2018, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities.  The table below is a listing of repurchases of common stock during the third quarter of fiscal 2019.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
September 2 to September 29, 2018	47	$1.26	—	—
September 30 to October 27, 2018	101	$1.14	—	—
October 28 to December 1, 2018	—	$—	—	—

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

(a)                                 The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Asset Purchase Agreement, dated September 18, 2017, among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Walgreen Co.	Exhibit 2.1 to Form 8-K, filed on September 19, 2017
2.2	Agreement and Plan of Merger, dated February 18, 2018, among Rite Aid Corporation, Albertsons Companies, Inc., Ranch Acquisition II LLC and Ranch Acquisition Corp.	Exhibit 2.1 to Form 8-K, filed on February 20, 2018
2.3	Termination Agreement, dated as of August 8, 2018, among Rite Aid Corporation, Albertsons Companies, Inc., Ranch Acquisition II LLC and Ranch Acquisition Corp.	Exhibit 2.1 to Form 8-K, filed on August 8, 2018
3.1	Amended and Restated Certificate of Incorporation, dated January 22, 2014	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on December 28, 2018
3.3	Certificate of Designations, Preferences and Rights of Series J Junior Participating Preferred Stock of Rite Aid Corporation	Exhibit 3.1 to Form 8-K, filed on January 3, 2018
4.1	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993

Exhibit Numbers	Description	Incorporation By Reference To
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

Exhibit 4.1 to Form 8-K filed on August 23, 2018
4.9	Tax Benefits Preservation Plan, dated as of January 3, 2018, between Rite Aid Corporation and Broadridge Corporate Issuer Solutions	Exhibit 4.1 to Form 8-K, filed on January 3, 2018
4.10	Specimen Common Stock Certificate	Exhibit 4.2 to Form 8-K, filed on January 3, 2018
4.11	Certificate of Designations, Preferences and Rights of Series J Junior Participating Preferred Stock of Rite Aid Corporation	Exhibit 3.1 to Form 8-K, filed on January 3, 2018
4.12	Certificate of Elimination of Series J Junior Participating Preferred Stock of Rite Aid Corporation	Exhibit 3.4 to Form 8-A/A, filed on March 28, 2018
4.13	First Amendment to Tax Benefits Preservation Plan, dated as of March 27, 2018, by and between Rite Aid Corporation and Broadridge Corporate Issuer Solutions	Exhibit 4.2 to Form 8-A/A, filed on March 28, 2018
10.1	2000 Omnibus Equity Plan	Included in Proxy Statement dated October 24, 2000
10.2	2001 Stock Option Plan	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.3	2004 Omnibus Equity Plan	Exhibit 10.4 to Form 10-K, filed on April 29, 2005
10.4	2006 Omnibus Equity Plan	Exhibit 10 to Form 8-K, filed on January 22, 2007
10.5	2010 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.6	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010

Exhibit Numbers	Description	Incorporation By Reference To
10.7	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan	Exhibit 10.8 to Form 10-K, filed on April 23, 2013
10.8	2012 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
10.9	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan	Exhibit 10.10 to Form 10-K, filed on April 23, 2013
10.10	2014 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 23, 2014
10.11	Form of Award Agreement	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.12	Supplemental Executive Retirement Plan	Exhibit 10.6 to Form 10-K, filed on April 28, 2010
10.13	Executive Incentive Plan for Officers of Rite Aid Corporation	Exhibit 10.1 to Form 8-K, filed on February 24, 2012
10.14	Amended and Restated Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of January 21, 2010	Exhibit 10.7 to Form 10-K, filed on April 28, 2010
10.15	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000	Exhibit 10.1 to Form 10-Q, filed on December 22, 2005
10.16	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of December 18, 2008	Exhibit 10.4 to Form 10-Q, filed on January 7, 2009
10.17	Rite Aid Corporation Special Executive Retirement Plan	Exhibit 10.15 to Form 10-K, filed on April 26, 2004
10.18	Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008	Exhibit 10.7 to Form 10-Q, filed on January 7, 2009
10.19	Letter Agreement, dated July 27, 2010, to the Employment Agreement by and between Rite Aid Corporation and Ken Martindale, dated as of December 3, 2008	Exhibit 10.6 to Form 10-Q, filed on October 7, 2010
10.20	Amendment to Employment Agreement by and between Rite Aid Corporation and Kenneth Martindale dated as of October 26, 2015	Exhibit 10.4 to Form 10-Q, filed on January 6, 2016
10.21	Amended and Restated Employment Agreement, dated as of June 23, 2011, between Rite Aid Corporation and Enio A. Montini, Jr.	Exhibit 10.1 to Form 10-Q, filed on October 5, 2011
10.22	Employment Agreement, dated as of March 24, 2014, by and between Rite Aid Corporation and Dedra N. Castle	Exhibit 10.2 to Form 10-Q, filed on July 3, 2014
10.23	Employment Agreement, dated as of July 24, 2014, by and between Rite Aid Corporation and Darren W. Karst	Exhibit 10.2 to Form 10-Q, filed on October 2, 2014
10.24	Letter Agreement, dated October 26, 2015, to the Employment Agreement by and between Rite Aid Corporation and Darren W. Karst, dated as of July 24, 2014	Exhibit 10.1 to Form 8-K, filed on October 28, 2015
10.25	Employment Agreement by and between Rite Aid Corporation and Jocelyn Konrad dated as of August 18, 2015	Exhibit 10.1 to Form 10-Q, filed on January 6, 2016
10.26	Employment Agreement by and between Rite Aid Corporation and Bryan Everett dated as of June 22, 2015	Exhibit 10.2 to Form 10-Q, filed on January 6, 2016
10.27	Employment Agreement by and between Rite Aid Corporation and David Abelman dated as of August 3, 2015	Exhibit 10.3 to Form 10-Q, filed on January 6, 2016
10.28	Form of Retention Award Agreement	Exhibit 10.1 to Form 8-K, filed on January 7, 2016
10.29	Form of December 31, 2015 Retention Award Agreement	Exhibit 10.2 to Form 8-K, filed on January 7, 2016
10.30	Credit Agreement, dated as of December 20, 2018, among Rite Aid Corporation, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on December 20, 2018
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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.32	Standstill Agreement, dated as of February 18, 2018, among Rite Aid Corporation, Albertsons Companies, Inc. and Cerberus Capital Management, L.P.	Exhibit 10.1 to Form 8-K, filed on February 20, 2018
11	Statement regarding computation of earnings per share (See Note 4 to the consolidated financial statements)	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 1, 2018 and March 3, 2018, (ii) Consolidated Statements of Operations for the thirteen and thirty-nine week periods ended December 1, 2018 and December 2, 2017, (iii) Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine week periods ended December 1, 2018 and December 2, 2017, (iv) Consolidated Statements of Cash Flows for the thirty-nine week periods ended December 1, 2018 and December 2, 2017 and (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 08, 2019	RITE AID CORPORATION

	By:	/s/ DARREN W. KARST
Darren W. Karst
Senior Executive Vice President, Chief Financial Officer and Chief Administrative Officer

Date: January 08, 2019	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Senior Vice President, Chief Accounting Officer and Treasurer