Form 10-K
period 2019-03-02
RITE AID CORP
filed 2019-04-25
CIK 84129

Use these links to rapidly review the document

Item 9B. Other Information

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 2, 2019
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "Large Accelerated Filer," "Accelerated Filer," "Smaller Reporting Company," and "Emerging Growth Company" in Rule 12b-2 of the Exchange Act.

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

         The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on September 1, 2018 was approximately $1,448,571,281. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.

         As of April 16, 2019 the registrant had outstanding 53,901,162 shares of common stock, par value $1.00 per share.

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

        Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

  •
  our high level of indebtedness and our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our credit facilities and other debt agreements;

  •
  the ongoing impact of private and public third party payors continued reduction in prescription drug reimbursement rates and their efforts to limit access to payor networks, including through mail order;

  •
  our ability to achieve the benefits of our efforts to reduce the costs of our generic and other drugs, and our ability to achieve and sustain drug pricing efficiencies;

  •
  the risk that changes in federal or state laws or regulations, including the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection and the Affordable Care Act (or "ACA") and any regulations enacted thereunder may occur;

  •
  the impact of the loss of one or more major third party payor contracts;

  •
  the inability to complete the sale of remaining distribution centers to Walgreens Boots Alliance, Inc. ("WBA"), due to the failure to satisfy the minimal remaining conditions applicable only to the distribution centers being transferred at such distribution center closing;

  •
  the impact on our business, operating results and relationships with customers, suppliers, third party payors, and employees, resulting from our efforts over the past several years to consummate significant transactions with WBA and Albertsons Companies, Inc. ("Albertsons");

  •
  the risk that we will not be able to meet our obligations under our Transition Services Agreement ("TSA") with WBA, which could expose us to significant financial penalties;

  •
  the risk that we cannot reduce our selling, general and administrative expenses enough to offset lost income from the TSA as the amount of stores serviced under the agreement decreases;

  •
  the risk that we may need to take further impairment charges if our future results do not meet our expectations;

  •
  our ability to refinance our indebtedness on terms favorable to us;

  •
  our ability to improve the operating performance of our stores in accordance with our long term strategy;

  •
  our ability to grow prescription count and realize front-end sales growth;

  •
  our ability to successfully execute and achieve benefits from our leadership transition plan and organizational restructuring, including our chief executive officer search process, and to manage the transition to a new chief executive officer and other management;

  •
  our ability to hire and retain qualified personnel;

  •
  our ability to achieve cost savings through the organizational restructurings within our anticipated timeframe, if at all;

  •
  decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

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

  •
  our ability to maintain our current pharmacy services business and obtain new pharmacy services business, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations, and the risk that we cannot meet client guarantees;

  •
  the continued impact of gross margin pressure in the PBM industry due to increased market competition and client demand for lower prices while providing enhanced service offerings;

  •
  our ability to maintain our current Medicare Part D business and obtain new Medicare Part D business, as a result of the annual Medicare Part D competitive bidding process and meet the financial obligations of our bid;

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

  •
  the nature, cost and outcome of pending and future litigation and other legal proceedings or governmental investigations, including any such proceedings related to the Sale and instituted against us and others;

  •
  the potential reputational risk to our business during the period in which WBA is operating the Acquired Stores (as defined herein) under the Rite Aid banner;

  •
  the inability to fully realize the benefits of our tax attributes;

  •
  our ability to maintain the listing of our common stock on the New York Stock Exchange (the "NYSE"), and the resulting impact of either a delisting or remedies taken to prevent a delisting would have on our results of operations and financial condition; and

  •
  other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the "SEC").

        We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations—Overview and Factors Affecting Our Future Prospects" included in this Annual Report on Form 10-K.

PART I

Item 1.    Business

Overview

        Rite Aid Corporation ("Rite Aid" or the "Company") is the third largest retail drugstore chain in the United States based on both revenues and number of stores. As of March 2, 2019, we operated 2,469 stores in 18 states across the country.

        Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange under the trading symbol of "RAD." We were incorporated in 1968 and are a Delaware corporation.

        Termination of the Merger Agreement—On February 18, 2018, Rite Aid entered into an Agreement and Plan of Merger (the "Merger Agreement") with Albertsons, Ranch Acquisition II LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of Albertsons ("Merger Sub II") and Ranch Acquisition Corp., a Delaware corporation and a wholly-owned direct subsidiary of Merger Sub II ("Merger Sub" and, together with Merger Sub II, the "Merger Subs"). On August 8, 2018, Rite Aid, Albertsons and the Merger Subs entered into a Termination Agreement (the "Merger Termination Agreement") under which the parties mutually agreed to terminate the Merger Agreement. Subject to limited customary exceptions, the Merger Termination Agreement mutually releases the parties from any claims of liability to one another relating to the contemplated merger (the "Merger"). Under the terms of the Merger Agreement, neither Rite Aid nor Albertsons is responsible for any payments to the other party as a result of the termination of the Merger Agreement and Rite Aid is no longer subject to the interim operating covenants and restrictions contained in the Merger Agreement.

        While the Company believed in the merits of the combination with Albertsons, management of the Company heard the views expressed by stockholders and has been and continues to be committed to executing Rite Aid's strategic plan as a standalone company. This includes remaining focused on leveraging Rite Aid's network of conveniently located retail pharmacies, the EnvisionRxOptions PBM and its trusted brand of health and wellness offerings. Rite Aid is also focused on building momentum for key areas of its business like its innovative Wellness store format, highly successful customer loyalty program and expanded pharmacy service offerings, as it also enhances its omni-channel and own brand offerings to strengthen the Company's competitive position and create long-term value for stockholders.

        Asset Sale—On September 18, 2017, we entered into the Amended and Restated Asset Purchase Agreement (the "Amended and Restated Asset Purchase Agreement") with WBA and Walgreen Co., an Illinois corporation and wholly-owned direct subsidiary of WBA ("Buyer"), which amended and restated in its entirety the previously disclosed Asset Purchase Agreement (the "Original Asset Purchase Agreement"), dated as of June 28, 2017, by and among Rite Aid, WBA and Buyer. Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer agreed to purchase from Rite Aid 1,932 Acquired Stores, three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of approximately $4.375 billion, on a cash-free, debt-free basis (the "Asset Sale" or "Sale"). We announced on September 19, 2017 that the waiting period under the HSR Act expired with respect to the Sale. We completed the store transfer process in March of 2018, which resulted in the transfer of all 1,932 stores and related assets to WBA and have received cash proceeds of $4.157 billion. On September 13, 2018, we completed the sale of one of our distribution centers and related assets to WBA for proceeds of $61.2 million. The transfer of the two remaining distribution centers and related assets remains subject to minimal customary closing conditions applicable only to the distribution centers being transferred at such distribution center closings, as specified in the Amended and Restated Asset Purchase Agreement.

        Based on its magnitude and because we are exiting certain markets, the Sale represents a significant strategic shift that has a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale, as required by generally accepted accounting principles ("GAAP").

        In fiscal 2019, we continued reporting our business in two distinct segments. Our Retail Pharmacy Segment consists of Rite Aid stores, RediClinic and Health Dialog. Our Pharmacy Services Segment consists of EnvisionRx, our PBM, that has been rebranded as EnvisionRxOptions ("EnvisionRx" or "EnvisionRxOptions").

        Retail Pharmacy Segment—In our Rite Aid retail stores, we sell prescription drugs and a wide assortment of other merchandise, which we call "front-end" products. In fiscal 2019, prescription drug sales accounted for 66.6% of our total drugstore sales. We believe that pharmacy operations will continue to represent a significant part of our business due to industry trends such as an aging population, increased life expectancy, anticipated growth in the federally funded Medicare Part D prescription program as "baby boomers" continue to enroll and the discovery of new and better drug therapies. We carry a full assortment of front-end products, which accounted for the remaining 33.4% of our total drug store sales in fiscal 2019. Front-end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, food and beverages, greeting cards, seasonal merchandise and numerous other everyday and convenience products.

        We differentiate our stores from other national chain drugstores, in part, through our wellness+ Rewards loyalty program, our Wellness format stores, innovative merchandising, owned brands and our strategic partnership with GNC, a leading retailer of vitamin and mineral supplements. We offer a wide variety of products through our portfolio of owned brands, which contributed approximately 18.6% of our front-end sales in fiscal 2019.

        The average size of each store in our chain is approximately 13,600 square feet, and average store size is larger for our locations in the western United States. As of March 2, 2019, 58% of our stores were freestanding; 54% of our stores included a drive-thru pharmacy; and 62% included a GNC store within a Rite Aid store.

        RediClinic, based in Houston, is an operator of retail clinics. RediClinics are staffed by board-certified nurse practitioners and physician assistants, who are trained and licensed to treat common conditions and provide preventative services, in collaboration with local physicians who are affiliated with a leading health care system in each market. Patients can be treated for more than 30 common medical conditions and RediClinic's clinicians are able to write prescriptions for these conditions when appropriate. Additionally, RediClinics provide a broad range of preventive services, including screenings, medical tests, immunizations and basic physical exams. We operated a total of 65 RediClinics at the end of fiscal 2019. We have owned 100% of RediClinic since 2014.

        Health Dialog, based in Boston, is a provider of healthcare coaching and disease management services to health plans and employers. Health Dialog provides these services using a call in line staffed by nurse practitioners and through an on-line platform. We have owned 100% of Health Dialog since 2014.

        Pharmacy Services Segment—EnvisionRxOptions provides a comprehensive suite of pharmacy benefits and services, including both transparent and traditional PBM options through its EnvisionRx and MedTrakRx PBMs; EnvisionPharmacies, a mail order and specialty pharmacy; EnvisionInsurance, a provider of commercial and Medicare-approved prescription insurance plans; EnvisionSavings, a prescription discount program for under and uninsured patients; and Laker Software, a claims adjudication platform. We have owned 100% of EnvisionRxOption since 2015.

        Restructuring and Executive Management Reorganization—In March 2019, the Board of Directors implemented a reorganization of our executive management team to further streamline our business. This streamlining resulted in the departures of John Standley as chief executive officer upon the appointment of a successor, Kermit Crawford as president and chief operating officer, and Darren Karst as chief financial officer and chief accounting officer.

        In addition, the Company announced a restructuring plan that will reduce managerial layers and consolidate roles across the organization, resulting in the elimination of approximately 400 full-time positions, or more than 20% of the corporate positions located at the Company's headquarters and across the field organization. Approximately two-thirds of the reductions took place at the time of the announcement and the balance will occur by the end of fiscal 2020. As a result of the restructuring, Rite Aid expects to achieve annual cost savings of approximately $55 million, of which approximately $42 million will be realized within fiscal year 2020. These cost savings will serve to offset an expected reduction in income associated with its diminishing obligations under the TSA with WBA, which related to the prior sale of stores. The Company expects to incur a one-time restructuring charge of approximately $38 million during fiscal 2020 to achieve the targeted cost savings.

        Recasting of per-share amounts—As previously announced, we implemented a reverse stock split of our common stock at a reverse stock split ratio of 1-for-20. Our common stock began trading on a split-adjusted basis on the NYSE at the market open on April 22, 2019. Accordingly, all share and per-share amounts for the current period and prior periods have been recasted to reflect the reverse stock split.

  Industry Trends

        Despite an increase in prescription drug usage, the rate of pharmacy sales growth in the United States continues to be negatively impacted by a decline in new blockbuster drugs, a longer FDA approval process, drug safety concerns, higher copays and an increase in the use of generic (non-brand name) drugs, which are less expensive but generate higher gross margins. New drug development in the next few years is expected to be concentrated in specialty prescriptions, which are high cost drugs targeted toward complex or rare chronic conditions. We expect prescription usage to continue to grow in the coming years due to the aging U.S. population, increased life expectancy, "baby boomers" continuing to become eligible for the federally funded Medicare prescription program and new drug therapies. Additionally, rising U.S. healthcare costs and the shortage of primary care physicians are creating opportunities for pharmacists and drugstores to play a more active role in driving positive health outcomes for patients. Services such as immunizations, medication therapy management, chronic condition management, clinics and medication compliance counseling extend our efforts well beyond filling prescriptions. We believe that offerings such as these could gain additional momentum in a rapidly changing healthcare environment.

        In terms of our traditional drug dispensing business, generic prescription drugs continue to help lower overall costs for customers and third party payors. We believe the utilization of existing generic pharmaceuticals will continue to increase, although the pace of introduction of new generic drugs is expected to slow. The gross profit from a generic drug prescription in the retail drugstore industry is generally greater than the gross profit from a brand drug prescription. However, the sale amount can be substantially less and has impacted our overall revenues and same store sales.

        The retail drugstore industry is highly competitive and consolidation has accelerated. We believe that the competitive advantages from the increasing trend toward vertical integration resulting from the combination of retail pharmacy companies with PBMs, such as CVS Health, and aggressive generic pricing programs at competitors such as Wal-Mart and various supermarket chains will further increase competitive pressures in the industry. Front-end product pricing has continued to be highly promotional in the retail drugstore business, which contributes to additional competitive pressures.

        The retail drugstore industry continues to rely significantly on third party payors. Over the past several years, third party payors, including the Medicare Part D plans and the state-sponsored Medicaid and related managed care Medicaid agencies, have changed the eligibility requirements of participants and have successfully reduced certain reimbursement rates. This trend is expected to continue, which puts added pressure on our and our competitors' results. Medicare Part D plans have also introduced plans that have restricted network options, under which a patient can elect a plan with a lower copay in exchange for the choice to use a limited number of pharmacies to fill their prescriptions. In order to participate in these restricted networks, retail pharmacies generally have to accept lower reimbursement rates. We expect the usage of these restricted network plans to continue to increase. When third party payors, including the Medicare Part D program and state-sponsored Medicaid agencies, reduce the number of participants and/or reduce their reimbursement rates, sales and margins in the industry could be reduced, and profitability of the industry adversely affected. These possible adverse effects can be partially offset by lowering our product cost, controlling expenses, dispensing more higher margin generics, finding new revenue streams through pharmacy services and dispensing more prescriptions overall.

Strategy

        In fiscal 2019, we made significant progress in ensuring that we have low drug acquisition costs for filling prescriptions. We engaged with our payor partners to gain better reimbursement rate predictability and access. In fiscal 2020, we will also focus on further expanding the clinical role of our pharmacists; further integrating our healthcare services offered by our reportable segments and network of Rite Aid stores; optimizing our asset base; and growing front-end sales and prescription count while controlling costs.

        Following are descriptions of some of our key initiatives:

        Expanded Healthcare Services—In fiscal 2019, we continued to expand the role of our Rite Aid pharmacists in delivering health and wellness services that go beyond filling prescriptions. We have accelerated these efforts over the past year by focusing on a clinical pharmacy services strategy known as AIM, which stands for Adherence, Immunizations and Medication Therapy Management ("MTM"). A key part of our AIM strategy is operating as efficiently as possible so that our pharmacists have additional time to perform these increasingly valuable clinical services. In fiscal 2019, we introduced Rite Care, a state-of-the-art tool that provides our pharmacists with real-time alerts without having to visit a separate application.

        Promoting medication adherence—or taking medications on time and as prescribed—is one of the best ways our pharmacists can help drive positive health outcomes for patients while also lowering healthcare costs by avoiding illnesses and hospital visits. In addition to patient counseling, we have a number of tools in place that make it easier for patients to comply with their medication therapy while also providing a better customer experience, including text, phone and email alerts when a prescription is ready for pick-up and our One Trip Refills program, which allows patients to refill all of their monthly maintenance medications in a single trip to the pharmacy.

        A key area of focus has been our immunizations program, which has grown significantly in recent years and continues to be an important area of focus. In fiscal 2019, our pharmacists administered an all-time company record, based on historical performance of go-forward Rite Aid stores, of 3.2 million immunizations, including more than 2.3 million flu shots. Pharmacists also increased the number of non-flu or ancillary immunizations, which protect against conditions such as shingles, pneumonia and whooping cough, by nearly 80% for a total of more than 900,000. Both flu and ancillary immunizations will continue to be a key priority in fiscal 2020.

        We also continue to make progress in expanding our MTM services, in which pharmacists engage with patients and focus on managing their entire medication regimen to drive positive health outcomes.

These efforts generated approximately $6.0 million in reimbursement revenue in fiscal 2019. We can also improve productivity by further increasing 90-day prescriptions and leveraging our workload balancing program that enables pharmacists at lower-volume stores to remotely support prescription dispensing at higher-volume stores.

        Unique Healthcare Assets—An important part of our retail healthcare strategy continues to be finding ways to integrate our expanded suite of healthcare assets with our base of conveniently located retail pharmacies to deliver a higher level of care and service in our communities. This includes leveraging our store base and the capabilities of EnvisionRxOptions in our efforts to create cost-effective solutions to employers and health plans; and drive growth.

        Our Pharmacy Services Segment strategy centers on providing innovative pharmaceutical solutions and quality client service in order to help improve clinical outcomes for our clients' plan members while assisting our clients and their plan members in better managing overall health care costs. Our clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, other sponsors of health benefit plans, and individuals throughout the United States. Our goal is to produce superior results for our clients and their plan members by leveraging our expertise in core PBM services, including: plan design offerings and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy services, retail pharmacy network management services, clinical services, disease management services, and other spend management. During fiscal 2019, EnvisionRxOptions made significant progress in continuing to grow its Medicare Part D business, with 21% year-over-year membership growth and a total enrollment of approximately 624,000 as of March 2, 2019.

        RediClinic is a component of our efforts to expand Rite Aid's retail healthcare offering. As of March 2, 2019, we had 29 RediClinics operating in Rite Aid stores throughout the Philadelphia and New Jersey markets. Including our locations in Texas, we operated a total of 65 RediClinics at the end of fiscal 2019.

        Front-end Merchandising—Our front-end offering remains a critical part of Rite Aid's business. We focus on providing outstanding customer experiences, leveraging our valuable wellness brand, developing individualized and unique customer relationships and continuing to evolve the products and services we offer. We will continue to remain focused on strengthening our core categories of health, beauty, vitamins and consumables.

        In beauty, we are undergoing our largest transformation in more than a decade, including the introduction of more than 300 products and new brands such as e.l.f. In November 2018, we became the first drugstore retailer to offer Kokie cosmetics, which provides the latest beauty trends at an affordable price. We also extended our exclusive drug channel partnership with GNC through 2021 and expect to launch innovative GNC brands in our stores over the next year.

        In addition, we will accelerate our focus on growing own brand sales, as these items offer tremendous value to customers while enhancing our profitability. We have more than 145 new items in development and will be re-launching our best-selling private brand, Rite Aid Pharmacy, in the coming year. In fiscal 2020, we will also focus on testing innovative new merchandising programs, tailoring our mix to local needs, rationalizing SKUs and further strengthening our wellness-focused product offering.

        Omni-Channel Capabilities—In fiscal 2019, we further enhanced our omni-channel capabilities by continuing our print-to-digital marketing transformation and driving increased customer engagement on our mobile app. In fiscal 2020, backed by additional capital investments, we will continue these efforts while also aggressively testing new ways to engage with our customers in providing a seamlessly connected customer experience that attracts new customers while increasing trip frequency and basket size for existing customers.

        wellness+ Rewards—Since the launch of wellness+ Rewards in April 2010, our loyalty program has provided customers with the opportunity to earn significant discounts and wellness rewards. Beyond exclusive sale pricing and weekly savings for all cardholders, members earn wellness+ Rewards points based on the purchase of certain front-end and pharmacy purchases. As an example, gold members receive a 20% discount off most non-pharmacy purchases for an entire year.

        We have over 13 million active wellness+ Rewards members, defined as those who have shopped two or more times over the past six months. In addition, over 60% of customer transactions at Rite Aid now include a wellness+ Rewards card. This year, we enhanced our digital coupon and personalization benefits, which provided our customers with additional savings opportunities, and the program will continue to play a key role in our promotional offerings.

        Wellness Store Remodels—In fiscal 2019, we continued to strengthen Rite Aid as a wellness destination by completing additional Wellness store remodels. As a result, our total number of Wellness stores reached 1,765 by the end of the fiscal year, which means that 71% of all Rite Aid stores are now Wellness stores. We also opened one new store and relocated one store, in this groundbreaking Wellness format, which offers improved interior design, expanded clinical pharmacy services, our latest innovative merchandising and new wellness product offerings. Our customers have responded favorably to this unique store format, with our Wellness stores continuing to outperform the rest of our chain in terms of both front-end same store sales and same store prescription count growth.

        In fiscal 2020, we plan to complete 70 additional Wellness remodels along with six relocations, two new store openings and one expansion. We believe these investments represent a cost-effective way to strengthen our store base, grow sales and offer our customers an engaging wellness experience.

        Prescription File Purchases—In fiscal 2019, we spent $47.9 million on the purchase of prescription files. We plan to increase our level of prescription file purchases in fiscal 2020 to approximately $60.0 million as they drive additional traffic to our stores and deliver a strong return on investment.

        Drug Purchasing and Distribution Efficiencies—In fiscal 2019, after a careful and comprehensive review of our drug purchasing options, we agreed to key terms of an amendment to our drug purchasing agreement with McKesson Corporation ("McKesson"). Under these terms, McKesson will continue to source all of Rite Aid's branded and generic pharmaceuticals and provide direct-to-store delivery to all of our pharmacies through March of 2029. Securing the ability to purchase prescription drugs at a competitive price has been an important strategic objective, and after our rigorous review, we believe that extending our contract with McKesson provides Rite Aid with the most favorable terms that we can achieve in the marketplace.

        Cost Control—In fiscal 2020, we will continue to pursue opportunities to control our costs in order to help mitigate the impact of declining reimbursement rates and align our business with a new operational structure as the TSA with WBA winds down. In addition to strong cost control, we rationalized our store footprint by closing more than 80 unprofitable stores. Furthermore, in March 2019 we announced a major organizational restructuring that will reduce managerial layers and consolidate roles across the organization. As a result of this restructuring, we expect to achieve annual cost savings of approximately $55.0 million, of which approximately $42.0 million will be realized within fiscal 2020. In fiscal 2020, we will target further cost savings through indirect procurement efficiencies and labor productivity improvements.

Products and Services

        Sales of prescription drugs for our Retail Pharmacy segment represented approximately 66.6%, 65.9% and 66.0% of our total drugstore sales in fiscal years 2019, 2018 and 2017, respectively. In fiscal years 2019, 2018 and 2017, prescription drug sales were $10.4 billion, $10.3 billion and $11.1 billion, respectively. See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations" and our consolidated financial statements.

        We carry a full assortment of non-prescription, or front-end, products. The types and number of front-end products in each store vary, and selections are based on customer needs and preferences and available space. No single front-end product category contributed significantly to our sales during fiscal 2019. Our Retail Pharmacy segment's principal classes of products in fiscal 2019 were the following:

Product Class	Percentage of Sales
Prescription drugs	66.6%
Over-the-counter medications and personal care	10.8%
Health and beauty aids	5.0%
General merchandise and other	17.6%

        We offer a wide variety of products under our private brands to meet the needs of our customers in virtually every non-pharmacy department. We intend to increase our private brand sales and penetration in fiscal 2020 by expanding our product lines, refreshing our package design, along with leveraging our marketing vehicles. We believe that our assortment is differentiated and a compelling value to our customers based on our emphasis on high quality standards and everyday/promotional pricing.

        We have a strategic alliance with GNC under which we have opened over 1,532 GNC stores within Rite Aid stores as of March 2, 2019 and have a contractual commitment to open at least 150 additional GNC stores within Rite Aid stores by December 2021. We believe the GNC stores enhance our wellness offerings and help differentiate us from our competitors. GNC is a leading nationwide retailer of vitamin and mineral supplements, personal care, fitness and other health-related products.

        Through our 100% owned subsidiary, EnvisionRx, we offer a broad range of pharmacy-related services. In addition to its transparent and traditional PBM offerings through the EnvisionRx and MedTrak PBMs, EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies. Through its Envision Insurance Company ("EIC"), EnvisionRx also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. In addition, EnvisionRx, through its state of the art Laker Software, performs prescription adjudication services for its own claims as well as claims for other PBM's.

        The Company, through its Health Dialog subsidiary, provides health care coaching and disease management services to health plans and employers. Health Dialog provides these services using a call center staffed by nurse practitioners and through an on-line platform.

Technology

        All of our stores are integrated into a common pharmacy system, which enables our customers to fill or refill prescriptions in any of our stores throughout the country, identifies adverse drug interactions, and enables our pharmacists to fill prescriptions more accurately and efficiently. Our customers may also order prescription refills over the Internet through our website, www.riteaid.com, our mobile app, or over the phone through our telephonic automated refill systems for pick up at a Rite Aid store or home delivery from a majority of our stores. We have automated pharmacy dispensing units in high volume stores, which are linked to our pharmacists' computers that fill and label prescription drug orders. We utilize central fill technology to facilitate the automated picking, packaging, and labeling of prescriptions in a central filling location, which are sent to certain retail stores for delivery to the customer. We also utilize workload sharing technology within our stores, whereby stores within a close proximity can shift the fulfillment of prescriptions to stores with excess capacity. The efficiency of these processes allows our pharmacists to spend more time consulting with and answering our customers' questions and concerns about their prescription medications and health conditions. Additionally, each of our stores employs point-of-sale technology that supports sales analysis and recognition of customer trends. This same point-of-sale technology facilitates the maintenance of perpetual inventory records which, together with our sales analysis, drives our automated inventory replenishment process.

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

Sources and Availability of Raw Materials

        Since fiscal 2015, under our pharmaceutical purchasing and delivery agreement ("Purchasing and Delivery Agreement") with limited exceptions, we purchased all of our branded pharmaceutical products and almost all of our generic (non-brand name) pharmaceutical products from McKesson. If our relationship with McKesson were disrupted, we could temporarily experience difficulties filling prescriptions for branded and generic drugs until we execute a replacement wholesaler agreement or develop and implement self-distribution processes.

        We purchase our non-pharmaceutical merchandise from numerous manufacturers and wholesalers. We believe that competitive sources are readily available for substantially all of the non-pharmaceutical merchandise we carry and that the loss of any one supplier would not have a material effect on our business.

        We sell private brand and co-branded products that generally are supplied by numerous sources. The GNC branded vitamin and mineral supplement products that we sell in our stores are developed by GNC, and along with our Rite Aid brand vitamin and mineral supplements, are manufactured by GNC.

Customers and Third Party Payors

        During fiscal 2019, our stores filled approximately 171.1 million prescriptions and served an average of 1.2 million customers per day. The loss of any one customer would not have a material impact on our results of operations.

        In fiscal 2019, substantially all of our pharmacy sales were to customers covered by third party payors (such as insurance companies, prescription benefit management companies, government agencies, private employers or other managed care providers) that agree to pay for all or a portion of a customer's eligible prescription purchases based on negotiated and contracted reimbursement rates. During fiscal 2019, the top five third party payors accounted for approximately 80.4% of our pharmacy sales. The largest third party payor, Caremark, represented 28.3% of our pharmacy sales. The loss of, or a significant change to the prescription drug reimbursement rates by, a major third party payor could decrease our revenue and harm our business.

        During fiscal 2019, Medicaid and related managed care Medicaid payors sales were approximately 19.1% of our pharmacy sales, of which the largest single Medicaid payor was approximately 1.8% of our pharmacy sales. During fiscal 2019, approximately 35.8% of our pharmacy sales were to customers covered by Medicare Part D.

        Through our Pharmacy Services segment we provide innovative pharmaceutical solutions for our clients which are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States.

Competition

        The retail drugstore and pharmacy benefit management industries are highly competitive. Our retail drugstore operations compete with, among others, retail drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, discount stores, wellness offerings, dollar stores and mail order and internet pharmacies. We compete on the basis of store location, convenience, customer service, product selection, price, and payor access. Our pharmacy benefit management operations compete with other pharmacy benefit managers, such as Caremark and Express Scripts. We compete on the basis of our PBM service offerings, pricing and through our transparent and traditional PBM models. We believe continued consolidation in the healthcare industry, and the aggressive discounting of generic drugs by supermarkets and mass merchandisers and other PBM service providers will further increase competitive pressures in our industries.

Marketing and Advertising

        In fiscal 2019, marketing and advertising expense was approximately $147.5 million, which was spent on our weekly circular (print and digital), our Wellness+ Rewards program/customer relationship marketing (CRM), digital/social marketing and focused pharmacy marketing initiatives including television, radio and direct mail. Our marketing and advertising activities are primarily focused on the following:

  •
  Promotional marketing (circular/digital marketing) to drive share of wallet and new customer acquisition;

  •
  Our wellness + Rewards loyalty program, which benefits our members in several ways:

  •
  Members earn wellness+ points by purchasing certain front-end products and prescriptions purchases that enables them to qualify for savings of up to 20% off of front-end purchases every day for a year

  •
  Bonus Cash rewards provide additional savings to our customers/wellness+ members every week

  •
  Personalized offers/digital coupons that are often presented in vehicles such as digital marketing, email and direct mail

  •
  Emphasis on the broad selection, great quality and value of our private brand products;

  •
  Support of specific market-wide initiatives and individual store programs such as competitor market intrusion, prescription file buys and grand openings for new and remodeled stores; and

  •
  Focused efforts on our omni-channel marketing initiatives including our Rite Aid mobile app, social media, our riteaid.com website and e-commerce.

  •
  Additional programs focused on health and wellness such as One Trip Refills, Vaccine Central and Quit For You smoking cessation programs.

Associates

        As of March 2, 2019, we had approximately 51,000 Retail Pharmacy segment associates: 11% were pharmacists, 41% were part-time and 35% were represented by unions. Additionally, we have approximately 2,100 Pharmacy Services segment associates. Associate satisfaction is critical to our success. We annually survey our associates to obtain feedback on various employment-related topics, including job satisfaction and their understanding of our core values and mission. We believe that our relationships with our associates are good.

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

Regulation

        Our business is subject to federal, state and local laws, regulations, and administrative practices concerning the provision of and payment for health care services, including, without limitation: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims; the ACA; regulations of the U.S. Food and Drug Administration, the U.S Consumer Product Safety Commission, the U.S Federal Trade Commission, and the U.S. Drug Enforcement Administration, including regulations governing the purchase, sale, storing and dispensing of controlled substances and other products, as well as regulations promulgated by state and other federal agencies concerning automated outbound contacts such as phone calls, text messages and emails and the sale, advertisement and promotion of the products we sell, including nicotine products and alcoholic beverages.

        Our business is also subject to patient privacy and other obligations, including corporate, pharmacy and associate responsibility imposed by the Health Insurance Portability and Accountability Act ("HIPAA"). As a covered entity, we are required to implement privacy standards, train our associates on the permitted uses and disclosures of protected health information, provide a notice of privacy practice to our pharmacy customers and permit pharmacy customers to access and amend their records and receive an accounting of disclosures of protected health information. We are also subject to federal and state privacy and data security laws with respect to our receipt, use and disclosure by us of personally identifiable information, which laws require us to provide appropriate privacy and security safeguards for such information. In addition, we are also subject to the Payment Card Industry Data Security Standard promulgated by the payment card industry in connection with handling credit card data. This standard contains requirements devised to aid entities that process, store or transmit credit card information to maintain a secure environment.

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

        Regarding PBM and affiliate operations, we are subject to federal, state, and local regulations, including all rules, guidance, memoranda, and updates published by CMS. This includes the governance set forth by the Medicare Part D program, which makes prescription drug coverage available to eligible Medicare beneficiaries through private insurers. This program regulates all aspects of the provision of Medicare drug coverage, including enrollment, formularies, pharmacy networks, marketing, and claims processing. In addition, various quasi-regulatory organizations and credentialing organizations have issued (or may propose) model standards or other requirements concerning PBMs, specialty pharmacies, or health plans. Examples include the National Association of Boards of Pharmacy, the National Association of Insurance Commissioners ("NAIC"), the National Committee for Quality Assurance ("NCQA"), and the Utilization Review Accreditation Commission ("URAC"), among others.

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

        Our corporate governance information and materials, including our Certificate of Incorporation, Bylaws, Corporate Governance Guidelines, the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee, our Code of Ethics for the Chief Executive Officer and Senior Financial Officers, our Code of Ethics and Business Conduct and our Related Person Transaction Policy are posted on the corporate governance section of our website at www.riteaid.com and are available in print upon request to Rite Aid Corporation, 30 Hunter Lane, Camp Hill, Pennsylvania 17011, Attention: Corporate Secretary. Our Board of Directors will regularly review corporate governance developments and modify these materials and practices as warranted.

        Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, Extensible Business Reporting Language ("XBRL") data files of our annual report and quarterly reports beginning with our fiscal 2017 first quarter 10-Q, current reports on Form 8-K and all amendments to these reports, as soon as reasonably practicable after we file these reports with, or furnish them to, the SEC. We do not intend for the information contained on our website to be part of this annual report on Form 10-K.

Item 1A.    Risk Factors

Factors Affecting our Future Prospects

        Set forth below is a description of certain risk factors which we believe may be relevant to an understanding of us and our business. Security holders are cautioned that these and other factors may affect future performance and cause actual results to differ from those which may be anticipated. See the section entitled "Cautionary Statement Regarding Forward-Looking Statements."

Risks Related to our Financial Condition

Economic conditions may adversely affect our industry, business and results of operations.

        Economic uncertainty has in the past and may in the future result in reduced consumer spending. If consumer spending decreases or does not grow, we may experience a decline in our same store sales. In addition, reduced or flat consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on our gross profit. We operate a number of stores in areas that are experiencing lower economic activity than the economy on a national level. A continued softening or slow recovery in consumer spending may adversely affect our industry, business and results of operations. Reduced revenues as a result of decreased consumer spending may also reduce our liquidity and otherwise hinder our ability to implement our long term strategy.

We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

        We had, as of March 2, 2019, $3.5 billion of outstanding indebtedness and stockholders' equity of $1,186.7 million. We also had additional borrowing capacity under our $2.7 billion new senior secured asset-based revolving credit facility (the "Senior Secured Revolving Credit Facility" or "revolver") of $1,741.8 million, net of outstanding letters of credit of $83.2 million.

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

        We believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal 2020 and have no significant debt maturities prior to April 2023. However, if our operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, we could face liquidity constraints. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, or need to change certain elements of our strategy, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or refinance our indebtedness could have a material adverse effect on us.

Borrowings under our senior secured credit facilities are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.

        Borrowings under our new senior secured credit agreement, consisting of a new $2,700.0 million senior secured asset-based revolving credit facility ("Senior Secured Revolving Credit Facility") and a new $450.0 million "first-in, last out" senior secured term loan facility ("Senior Secured Term Loan") (collectively the "New Facilities") bear interest at a rate that varies depending on the London Interbank Offered Rate ("LIBOR"). If LIBOR rises, the interest rates on outstanding borrowings under our New Facilities will increase. Therefore an increase in LIBOR, even after giving effect to our hedge activities, would increase our interest payment obligations under those loans and have a negative effect on our cash flow and financial condition.

        Further, the U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021 and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on future indebtedness may be adversely affected or we may need to renegotiate the terms of our New Facilities to replace LIBOR with the new standard that is established, if any, or to otherwise agree with the trustees or agents on a new means of calculating interest.

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

        The New Facilities have a financial covenant which requires us to maintain a minimum fixed charge coverage ratio. The covenant requires that, if availability under the revolver (i) on any date is less than $200.0 million, or (ii) for three consecutive business days is less than $250.0 million, we maintain a minimum fixed charge coverage ratio of 1.00 to 1.00. As of March 2, 2019, we had availability under our revolver of $1,741.8 million, our fixed charge coverage ratio as defined in our credit agreement was greater than 1.00 to 1.00, and therefore, we were in compliance with the senior secured credit facility's financial covenant. For additional details, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations—Future Liquidity".

If we fail to meet the continuing listing requirements to maintain the listing of our common stock on the NYSE, the NYSE may delist our common stock.

        Our common stock is currently listed on the NYSE under the symbol "RAD". In the future, if we are unable to meet the continued listing standard rules of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 per share over a consecutive 30 trading-day period, our common stock may be delisted. On January 4, 2019, the NYSE notified the Company that it was no longer in compliance with NYSE continued listing standard rules because the per share trading price of our common stock had fallen below the NYSE's minimum per share price rule. In accordance with the NYSE's rules, the Company has six months from the receipt of the notice to regain compliance with the NYSE's price condition. On April 18, 2019, we implemented a reverse stock split to cure the per share price non-compliance. Following the reverse stock split, our closing per share stock price on April 22, 2019 was $10.74.

        If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE might negatively impact our reputation and, as a consequence, our business.

Risks Related to our Operations

We need to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot effectively implement our business strategy or if our strategy is negatively affected by worsening economic conditions.

        We have not yet achieved the sales productivity level of our major competitors. We believe that improving the sales of existing stores is important to improving profitability and operating cash flow. If we are not successful in implementing our strategies, including our efforts to increase sales and further reduce costs, or if our strategies are not effective, we may not be able to improve our operations. In addition, if we are unable to meet our obligations under the TSA, we would be exposed to significant financial penalties. Furthermore, any adverse change or weakness in general economic conditions or major industries can adversely affect drug benefit plans and reduce our pharmacy sales. Adverse changes in general economic conditions could affect consumer buying practices and consequently reduce our sales of front-end products, and cause a decrease in our profitability. Failure to improve operations or weakness in major industries or general economic conditions would adversely affect our results of operations, financial condition and cash flows and our ability to make principal or interest payments on our debt.

We purchase all of our brand and generic drugs from a single wholesaler. A disruption in this relationship may have a negative effect on us.

        We purchase all of our brand prescription and, with limited exceptions, all of our generic drugs from a single wholesaler, McKesson. Because McKesson acts as a wholesaler for drugs purchased from manufacturers worldwide, any disruption in the supply of a given drug, including supply shortages of key ingredients, or regulatory actions by domestic or foreign governmental agencies, or specific actions taken by drug manufacturers, could adversely impact McKesson's ability to fulfill our demands, which could adversely affect us. Pharmacy sales represented approximately 66.6% of our total drugstore sales during fiscal 2019. While we believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available, a significant disruption in our relationship with McKesson could result in disruptions to our business until we execute a replacement wholesaler agreement or develop and implement self-distribution processes. We believe we could obtain qualified alternative sources, including through self-distribution, for substantially all of the prescription drugs we sell on an acceptable basis, and accordingly that the impact of any disruption would be temporary. On December 19, 2018, we and McKesson entered into a binding letter of intent that will continue our pharmaceutical sourcing and distribution partnership for an additional ten years. Under the terms, McKesson will continue providing us with sourcing and direct-to-store delivery for brand and generic pharmaceutical products through March 2029.

Failure to manage our chief executive officer transition, failure to attract and retain other qualified employees, increases in wage and benefit costs, changes in laws, and other labor issues could materially adversely affect our financial performance.

        Our success depends to a significant degree on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel, and the loss of any such persons could have a material effect on our business. On March 12, 2019, we announced senior management changes including that John Standley will step down as chief executive officer of the Company. We are currently conducting a search for a new chief executive officer. The transition to a new chief executive officer may be disruptive to our operations and create uncertainty about our business and future direction, which could materially adversely affect our business. Until a new chief executive officer is identified, it may be more difficult for us to hire and retain other key personnel. Further, any failure by us to manage this leadership transition or a failure to timely identify a qualified chief executive officer could have a material adverse effect on our business, financial condition and results of operations.

        The loss of certain key employees could damage critical customer relationships, result in the loss of vital institutional knowledge, experience and expertise, and impact our ability to successfully operate our business and execute our business strategy. We may not be able to find qualified replacements for key positions and the integration of replacements may be disruptive to our business.

A significant disruption in our computer systems or a cyber security breach could adversely affect our operations.

        We rely extensively on our computer systems, including those used by EnvisionRx, RediClinic, and Health Dialog, to manage our ordering, pricing, point-of-sale, inventory replenishment and other processes. Our systems have been subject to attack by perpetrators of random or targeted malicious technology-related events, such as cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information, including credit card information. These sorts of attacks could subject our systems to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, coordinated cyber security attacks, severe weather conditions, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. Although we deploy an information security program designed to protect confidential information against data security breaches through a multi-layered approach to address information security threats and vulnerabilities, including ones from a cyber security standpoint, a compromise of our information security controls or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could adversely affect our business, financial position and results of operations. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. We could also be adversely impacted by any significant disruptions in the systems of third parties we interact with, including key payors and vendors. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Any compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or our data could also result in a violation of applicable privacy, information security, and other laws, significant legal and financial exposure, fines or lawsuits, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business. Although we maintain cyber security insurance, we cannot assure you that the coverage limits under our insurance program will be adequate to protect us against future claims. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

        We accept payments using a variety of methods, including cash, checks, credit and debit cards, gift cards and mobile payment technology, and we may accept new forms of payment over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.

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

        We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Competition from discount stores has significantly increased during the past few years. Some of our competitors have or may merge with or acquire pharmaceutical services companies, PBMs, mail order facilities or enter into strategic partnership alliances with wholesalers or PBMs, which may further increase competition. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. We also face competition from other PBMs, including large, national PBMs, PBMs owned by national health plans and smaller standalone PBMs. Certain of these competitors entered into the PBM industry before us, and there is no assurance that we will successfully compete with entities with more established PBM businesses. Further, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. The ability of our stores to achieve profitability depends on their ability to achieve a critical mass of loyal, repeat customers. We cannot assure you that we will be able to continue to effectively compete in our markets or increase our sales volume in response to further increased competition.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

        Many organizations in the healthcare industry, including PBMs, have consolidated to create larger healthcare enterprises with greater market power, which has contributed to continued pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services and/or reduce our access to customers. If these pressures result in reductions in our prices and/or reduce our access to customers, our business will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations.

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

        Sales of prescription drugs reimbursed by third party payors, including the Medicare Part D plans and state sponsored Medicaid and related managed care Medicaid agencies, represented substantially all of our pharmacy sales in our Retail Pharmacy segment in fiscal 2019.

        The continued efforts of the Federal government, health maintenance organizations, managed care organizations, PBM companies, other State and local government entities, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may impact our profitability. In addition, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict or exclude our participation in their networks of pharmacy providers. Any significant loss of third-party business could have a material adverse effect on our business and results of operations. In particular, there has been a growth in the number of preferred Medicare Part D networks, many of which we are excluded from participating in. Decreased reimbursement payments to retail and mail order pharmacies for brand and generic drugs has caused a reduction in our profit. Historically, the effect of this trend has been mitigated by our efforts to negotiate reduced acquisition costs of generic pharmaceuticals with manufacturers. Additionally, it has resulted in us providing contractual financial performance guarantees to certain of our PBM clients with respect to minimum drug price discounts for our retail pharmacy network and mail order pharmacy. Any inability to achieve guaranteed minimum drug price discounts provided to our PBM clients could have an adverse effect on our results of operations.

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

        During the past several years, the United States health care industry has been subject to an increase in governmental regulation, licensing and audits at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are continuing at the federal and state government levels. Changing political, economic and regulatory influences may significantly affect health care financing and reimbursement practices. A change in the composition of pharmacy prescription volume toward programs offering lower reimbursement rates could negatively impact our profitability. Additionally, significant changes in legislation, regulation and government policy could significantly impact our business and the health care and retail industries. While it is not possible to predict whether and when any such changes will occur or what form any such changes may take, specific proposals discussed during and after the election that could have a material adverse effect on our business include, but are not limited to, the repeal of all or part of the ACA and other significant changes to health care system legislation as well as changes with respect to tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries.

        The repeal of all or part of the ACA, significant changes to Medicaid funding or even significant destabilization of the Health Insurance Marketplaces could impact the number of Americans with health insurance and, consequently, prescription drug coverage. Even if the ACA remains, significant provisions of the ACA have not yet been finalized (e.g., nondiscrimination in health programs and activities, excise tax on high-cost employer-sponsored health coverage) and it is uncertain whether or in what form these provisions will be finalized. We cannot predict the effect, if any, a repeal of all or part of the ACA, the implementation or failure to implement the outstanding provisions of the ACA, or the enactment of new health care system legislation to replace current legislation may have on our retail pharmacy, LTC pharmacy and pharmacy services operations.

A substantial portion of our pharmacy revenue is currently generated from a limited number of third party payors, and, if there is a loss of, or significant change to prescription drug reimbursement rates by, a major third party payor, our revenue will decrease and our business and prospects could be adversely impacted.

        A substantial portion of our pharmacy revenue is currently generated from a limited number of third party payors. While we are not limited in the number of third party payors with which we can do business and results may vary over time, our top five third party payors accounted for 80.4%, 78.6%, and 77.1% of our pharmacy revenue during fiscal 2019, 2018 and 2017, respectively. The largest third party payor, Caremark, represented 28.3% and 27.2% of pharmacy sales during fiscal 2019 and fiscal 2018, respectively. The largest third party payor during fiscal 2017, Express Scripts, represented 26.0% of pharmacy sales. We expect that a limited number of third party payors will continue to account for a significant percentage of our pharmacy revenue, and the loss of all or a portion of, or a significant change to customer access or prescription drug reimbursement rates by, a major third party payor could decrease our revenue and harm our business.

We are subject to governmental regulations, procedures and requirements; our noncompliance or a significant regulatory change could adversely affect our business, the results of our operations or our financial condition.

        Our business is subject to numerous federal, state and local laws and regulations. Changes in these regulations may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including: (i) suspension of payments from government programs; (ii) loss of required government certifications; (iii) loss of authorizations or changes in requirements for participating in, or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; (iv) loss of licenses; or (v) significant fines or monetary penalties. The regulations to which we are subject include, but are not limited to, federal, state and local registration and regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine; applicable Medicare and Medicaid Regulations; the HIPAA; regulations relating to the protection of the environment and health and safety matters, including those governing exposure to and the management and disposal of hazardous substances; regulations enforced by the U. S. Federal Trade Commission, the U. S. Department of Health and Human Services and the Drug Enforcement Administration as well as state regulatory authorities, governing the sale, advertisement and promotion of products we sell; anti-kickback laws; false claims laws and federal and state laws governing the practice of the profession of pharmacy. We are also governed by federal and state laws of general applicability, including laws regulating matters of wage and hour laws, working conditions, health and safety and equal employment opportunity.

        Additionally, Congress passed the ACA in 2010, which resulted in significant structural changes to the health insurance system. However, in December 2017, the individual mandate was repealed. If the individual mandate repeal or a rollback of other aspects of the ACA, such as Medicaid expansion, actually leads to a significant reduction in demand for the healthcare services, the demand for our pharmacy services businesses may decline and could have a material impact on our business. Therefore, we cannot predict what effect, if any, the repeal of all or part of the ACA or any subsequent replacement legislation may have on our retail pharmacy and pharmacy services businesses.

Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us.

        Pharmacies are exposed to risks inherent in the packaging and distribution of pharmaceuticals and other healthcare products, such as with respect to improper filling of prescriptions, labeling of prescriptions, adequacy of warnings, unintentional distribution of counterfeit drugs and expiration of drugs. In addition, federal and state laws that require our pharmacists to offer counseling, without additional charge, to customers about medication, dosage, delivery systems, common side effects and other information the pharmacists deem significant can impact our business. Our pharmacists may also have a duty to warn customers regarding any potential negative effects of a prescription drug if the warning could reduce or negate these effects. Although we maintain professional liability and errors and omissions liability insurance, from time to time, claims result in the payment of significant amounts, some portions of which are not funded by insurance. We cannot assure you that the coverage limits under our insurance programs will be adequate to protect us against future claims, or that we will be able to maintain this insurance on acceptable terms in the future. Our results of operations, financial condition or cash flows may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liability for which we self-insure or we suffer reputational harm as a result of an error or omission.

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

        One of our subsidiaries, EIC, is an insurer domiciled in Ohio (with Ohio as its primary insurance regulator) and licensed in all 50 states, and is approved to function as a Medicare Part D Prescription Drug Plan ("PDP") plan sponsor for purposes of individual insurance products offered to Medicare-eligible beneficiaries and for purposes of making employer/union-only group waiver plans available for eligible clients. We also provide other products and services in support of our clients' Medicare Part D plans or the Federal Retiree Drug Subsidy program. We have made, and may be required to make further, substantial investments in working capital as well as the personnel and technology necessary to administer our Medicare Part D strategy. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program and we can give no assurance that these risks will not materially adversely impact our business and financial results in future periods.

        EIC is subject to various contractual and regulatory compliance requirements associated with participating in Medicare Part D. EIC is subject to certain aspects of state laws regulating the business of insurance in all jurisdictions in which EIC offers its PDP plans. As a PDP sponsor, EIC is required to comply with Federal Medicare Part D laws and regulations applicable to PDP sponsors. Additionally, the receipt of Federal funds made available through the Part D program by us, our affiliates, or clients is subject to compliance with the Part D regulations and established laws and regulations governing the Federal government's payment for healthcare goods and services, including the Anti-Kickback Statute and the False Claims Act. Similar to our requirements with other clients, our policies and practices associated with operating our PDP are subject to audit. If material contractual or regulatory non-compliance was to be identified, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, could be imposed. Further, the adoption or promulgation of new or more complex regulatory requirements associated with Medicare may require us to incur significant costs which could adversely impact our business and our financial results.

        In addition, due to the availability of Medicare Part D, some of our employer clients may decide to stop providing pharmacy benefit coverage to retirees, instead allowing the retirees to choose their own Part D plans, which could cause a reduction in demand for our Medicare Part D group insurance products. Extensive competition among Medicare Part D plans could also result in the loss of Medicare Part D members by our managed care customers, which would also result in a decline in our membership base. For example, if we were to lose our current Star rating with the CMS, fewer customers may select our plans, which could have an adverse effect on our financial results. Like many aspects of our business, the administration of the Medicare Part D program is complex. Any failure to execute the provisions of the Medicare Part D program may have an adverse effect on our financial position, results of operations or cash flows. As discussed above, in March 2010, comprehensive healthcare reform was enacted into federal law through the passage of the ACA. Additionally, as described above, the ACA contains various changes to the Part D program and could have a financial impact on our PDP and our clients' demand for our other Part D products and services. Further, it is unclear what effect, if any, the repeal of all or part of the ACA may have on the Part D program.

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

        We offer our customers private label brand products that are available exclusively at our stores and through our online retail site. The sale of private label products subjects us to unique risks including potential product liability risks and mandatory or voluntary product recalls, our ability to successfully protect our intellectual property rights and the rights of applicable third parties, and other risks generally encountered by entities that source, market and sell private-label products. Any failure to adequately address some or all of these risks could have an adverse effect on our business, results of operations and financial condition. Additionally, an increase in the sales of our private label brands may negatively affect our sales of national-branded products which consequently, could adversely impact certain of our supplier relationships. Our ability to locate qualified, economically stable suppliers who satisfy our requirements, and to acquire sufficient products in a timely and effective manner, is critical to ensuring, among other things, that customer confidence is not diminished. Any failure to develop sourcing relationships with a broad and deep supplier base could adversely affect our financial performance and erode customer loyalty.

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

 Risks Related to the Sale

The Sale of the remaining distribution centers pursuant to the Amended and Restated Asset Purchase Agreement is subject to certain minimal customary closing conditions, and there can be no assurances as to whether and when the sale of such distribution centers may be completed. Failure to complete the Sale could disrupt our business and negatively impact our stock price, future business and financial results and could result in significant changes to our strategy.

        There can be no assurance that the closing of the two remaining distribution centers in the Sale to WBA will occur. While the majority of the closing conditions to the Sale have been satisfied, the transfers of Rite Aid's remaining distribution centers and related assets to WBA remain subject to minimal customary closing conditions applicable only to the distribution centers being transferred at such distribution center closings, as specified in the Amended and Restated Asset Purchase Agreement. There can be no assurance that the minimal remaining closing conditions will be satisfied, or that the remaining distribution center closings of the Sale will be completed.

        If the remaining distribution center closings of the Sale are not completed for any reason, we will have incurred substantial expenses. We have incurred substantial legal, accounting and financial advisory fees that are payable by us whether or not the remaining distribution center closings of the Sale are completed, and our management has devoted considerable time and effort in connection with the Sale. We cannot assure you that a delay would not also cause disruptions in and create uncertainty regarding our business. In addition, the trading price of our common stock could be adversely affected to the extent that the current price reflects an assumption that the remaining distribution center closings of the Sale will be completed. Additionally, there may be changes to our strategy in the event that the remaining distribution center closings of the Sale do not close, which may include delaying or reducing capital or other expenditures, selling assets or other operations, closing underperforming stores, attempting to restructure or refinance our debt, seeking additional capital or incurring other costs associated with restructuring our business. Additionally, we may not be able to restructure or refinance our existing debt on satisfactory terms or in a timely manner. Any of these event could cause us to incur significant charges. For these and other reasons, a failure to complete the remaining distribution center closings of the Sale could materially adversely affect our business, operating results or financial condition.

Item 1B.    Unresolved SEC Staff Comments

        None

Item 2.    Properties

        As of March 2, 2019, we operated 2,469 retail drugstores. The average selling square feet of each store in our chain is approximately 10,500 square feet. The average total square feet of each store in our chain is approximately 13,600. The stores in the eastern part of the U.S. average 8,800 selling square feet per store (11,200 average total square feet per store). The stores in the western part of the U.S. average 14,300 selling square feet per store (19,000 average total square feet per store).

        The table below identifies the number of stores by state as of March 2, 2019:

State	Store Count
California	540
Colorado	3
Connecticut	34
Delaware	38
Idaho	14
Massachusetts	10
Maryland	44
Michigan	262
Nevada	1
New Hampshire	61
New Jersey	129
New York	318
Ohio	208
Oregon	72
Pennsylvania	520
Vermont	6
Virginia	72
Washington	137

Total	2,469

        Our stores have the following attributes at March 2, 2019:

Attribute	Number	Percentage
Freestanding	1,441	58.4%
Drive through pharmacy	1,326	53.7%
GNC stores within a Rite Aid store	1,532	62.0%

        We lease 2,338 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases. The remaining 131 drugstore facilities are owned.

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

        We operate the following distribution centers and satellite distribution locations, which we own or lease as indicated(1):

Location	Owned or Leased	Approximate Square Footage
Distribution centers, continuing operations
Perryman, Maryland	Owned	885,000
Perryman, Maryland(2)	Leased	262,000
Pontiac, Michigan	Owned	325,000
Woodland, California	Owned	513,000
Woodland, California(2)	Leased	220,000
Wilsonville, Oregon	Leased	547,000
Lancaster, California	Owned	914,000
Liverpool, New York	Owned	828,000
Liverpool, New York(2)	Leased	70,000

(1)
The distribution centers included in this table exclude the distribution centers that have been or will be transferred to WBA pursuant to the Sale.

(2)
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

        Our Pharmacy Services segment leases approximately 246,000 square feet of space in various buildings primarily in Twinsburg, Ohio for additional administrative personnel. In addition, we own approximately 52,000 square feet of space in North Canton, Ohio for our mail order and specialty drug facilities.

        On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. We also evaluate strategic dispositions and acquisitions of facilities and prescription files. When we reduce in size, close or relocate a store or close distribution center facilities, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of March 2, 2019, we had 4,305,027 square feet of excess space, 2,110,399 square feet of which was subleased.

Item 3.    Legal Proceedings

        The information in response to this item is incorporated herein by reference to Note 21, Commitments, Contingencies and Guarantees of the Consolidated Financial Statements of this Annual Report.

Item 4.    Mine Safety Disclosures

        Not applicable

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        On April 10, 2019, our Board of Directors approved a one-for-twenty reverse stock split of our outstanding shares of common stock. The reverse stock split was effected on April 18, 2019 at 5:00 p.m. Eastern time. At the effective time, every twenty issued and outstanding shares of our common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and in lieu thereof, each stockholder holding fractional shares was entitled to receive a cash payment (without interest or deduction) from the Company's transfer agent in an amount equal to such stockholder's respective pro rata shares of the total net proceeds from the Company's transfer agent sale of all fractional shares at the then-prevailing prices on the open market. In connection with the reverse stock split, the number of authorized shares of our common stock was also reduced on a one-for-twenty basis, from 1.5 billion to 75 million. The par value of each share of common stock remained unchanged. A proportionate adjustment was also made to the maximum number of shares issuable under the Company's 2014 Equity Incentive Plan.

        Our common stock is listed on the NYSE under the symbol "RAD." On April 16, 2019, we had approximately 10,085 stockholders of record. The following table shows the quarterly high and low sales prices for our common stock, adjusted on a retroactive basis to reflect the reverse stock split:

Fiscal Year	Quarter	High	Low
2020 (through April 16, 2019)	First	$15.00	$8.80
2019	First	39.60	29.20
	Second	42.40	25.40
	Third	27.80	19.60
	Fourth	23.00	12.00
2018	First	120.40	66.40
	Second	84.20	44.20
	Third	56.00	27.60
	Fourth	51.00	34.20

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

STOCK PERFORMANCE GRAPH

        The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Russell 1000 Consumer Staples Index, (ii) the Russell 2000 Consumer Staples Index, (iii) the Russell 1000 Index, and (iv) the Russell 2000 Index, over the same period (assuming the investment of $100.00 in our common stock and such indexes on March 1, 2014 and reinvestment of dividends).

        For comparison of cumulative total return, we have elected to use the Russell 2000 Consumer Staples Index, consisting of 51 companies, and the Russell 2000 Index. In the past we used the Russell 1000 Consumer Staples Index and the Russell 1000 Index but we feel this is a better comparison of the Company to a peer group of similar sized companies. The Russell 2000 Consumer Staples Index is a capitalization-weighted index of companies that provide products directly to consumers that are typically considered nondiscretionary items based on consumer purchasing habits. The Russell 2000 Index consists of the smallest 2000 companies in the Russell 3000 Index and represents the universe of small capitalization stocks from which many active money managers typically select.

STOCK PERFORMANCE GRAPH
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100 on March 1, 2014
March 2, 2019

	2015	2016	2017	2018	2019
RITE AID CORP	121.09	120.79	82.70	28.98	11.08
Russell 1000 Index	114.88	107.40	134.89	155.10	165.06
Russell 1000 Consumer Staples Index	122.20	129.04	144.22	139.84	142.04
Russell 2000 Index	105.63	90.10	122.93	136.97	143.93
Russell 2000 Consumer Staples Index	115.48	116.28	126.28	128.38	134.69

Item 6.    Selected Financial Data—Continuing Operations

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations" and the audited consolidated financial statements and related notes.

	Fiscal Year Ended(2)
	March 2, 2019 (52 weeks)(*)	March 3, 2018 (52 weeks)(*)	March 4, 2017 (53 weeks)(*)	February 27, 2016 (52 weeks)(*)	February 28, 2015 (52 weeks)
	(Dollars in thousands, except per share amounts)
Summary of Continuing Operations:
Revenues from continuing operations	$21,639,557	$21,528,968	$22,927,540	$20,770,237	$16,558,195
Net (loss) income from continuing operations	(666,954)	(349,532)	4,080	102,088	2,011,846
Basic and diluted income per share:
Basic (loss) income per share from continuing operations	$(12.62)	$(6.66)	$0.08	$1.99	$41.43

Diluted (loss) income per share from continuing operations	$(12.62)	$(6.66)	$0.08	$1.96	$39.53

Total assets(1)	7,591,367	8,989,327	11,593,752	11,277,010	8,777,425
Total debt(1)	3,494,760	3,942,292	7,328,693	6,994,136	5,559,116

(*)
Includes the results of the Pharmacy Services segment, which was acquired on June 24, 2015.

(1)
As of February 27, 2016, the Company early adopted Accounting Standard Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs issued by the Financial Accounting Standards Board in April 2015. The effect of the adoption on the Company's consolidated balance sheet is a reduction in other assets and long-term debt, net of current maturities of $85,827 as of February 28, 2015.

(2)
As noted above, and further detailed in Note 3 to the consolidated financial statements, in connection with the Sale, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05—Discontinued Operations ("ASC 210-05"). In accordance with ASC 205-20, the Company reclassified the assets and liabilities to be sold, including 1,932 stores (the "Acquired Stores"), three (3) distribution centers, related inventory and other specified assets and liabilities thereto (collectively the "Assets to be Sold" or "Disposal Group") to assets and liabilities held for sale on its consolidated balance sheets, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented.

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

  Retail Pharmacy Segment

        Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 2,469 retail stores. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmaceutical Purchasing and Delivery Agreement with McKesson, and the majority of our front-end products through our network of distribution centers. In addition, the Retail Pharmacy segment includes 65 RediClinic walk-in retail clinics, of which, as of March 2, 2019, 29 were located within Rite Aid retail stores in the Philadelphia and New Jersey markets.

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

Termination of the Merger Agreement with Albertsons Companies, Inc.

        On February 18, 2018, we entered into the Merger Agreement with Albertsons and the Merger Subs. On August 8, 2018, Rite Aid, Albertsons and the Merger Subs entered into the Merger Termination Agreement under which the parties mutually agreed to terminate the Merger Agreement. Subject to limited customary exceptions, the Merger Termination Agreement mutually releases the parties from any claims of liability to one another relating to the contemplated Merger. Under the terms of the Merger Agreement, neither Rite Aid nor Albertsons is responsible for any payments to the other party as a result of the termination of the Merger Agreement and Rite Aid is no longer subject to the interim operating covenants and restrictions in the Merger Agreement.

Asset Sale to WBA

        On September 18, 2017, we entered into the Amended and Restated Asset Purchase Agreement with WBA and Buyer, which amended and restated in its entirety the previously disclosed Original Asset Purchase Agreement. Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer agreed to purchase from Rite Aid 1,932 Acquired Stores, three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of approximately $4.375 billion, on a cash-free, debt-free basis, in the Sale.

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

        The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. We have agreed to various covenants and agreements, including, among others, our agreement to conduct our business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the distribution center closing. We have also agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the TSA, we provide various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The initial term of the TSA continues until October 17, 2019 and may be extended for up to two additional periods of six months each upon WBA providing written notice to Rite Aid at least 90 days prior to the expiration of the then-current term. In connection with these services, we purchase the related inventory and incur cash payments for the selling, general and administrative activities, which, we bill on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the fifty-two week periods ended March 2, 2019 and March 3, 2018 were $6.9 billion and $0.7 billion, respectively, of which $293.7 million and $354.3 million is included in Accounts receivable, net. We charged WBA TSA fees of $80.2 million during the fifty-two week period ended March 2, 2019 and $8.4 million in the fifty-two week period ended March 3, 2018, which are reflected as a reduction to selling, general and administrative expenses.

        Based on its magnitude and because we exited certain markets, the Sale represented a significant strategic shift that has a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale as required by GAAP.

Overview of Financial Results from Continuing Operations

        Net Loss:    Our net loss from continuing operations for fiscal 2019 was $667.0 million or $12.62 per basic and diluted share compared to net loss from continuing operations for fiscal 2018 of $349.5 million or $6.66 per basic and diluted share. The decline in our operating results was due primarily to increased goodwill and intangible asset charges, increased lease termination and impairment charges, increased LIFO expense and a prior year gain caused by the receipt of a merger termination fee from WBA. These items were partially offset by a decrease in income tax expense.

        Adjusted EBITDA:    Our Adjusted EBITDA from continuing operations for fiscal 2019 was $563.4 million or 2.6 percent of revenues, compared to $559.9 million or 2.6 percent of revenues for fiscal year 2018. The increase in Adjusted EBITDA from continuing operations was due primarily to an increase of $16.9 million in the Retail Pharmacy segment, partially offset by a decrease of $13.3 million in the Pharmacy Services segment. The increase in Retail Pharmacy segment Adjusted EBITDA was driven primarily by the receipt of $80.2 million of TSA fees from WBA and lower salaries and benefits, partially offset by lower front-end and pharmacy gross profit and increased distribution costs caused partially by the realignment of stores within our distribution network. The decrease in Pharmacy Services segment Adjusted EBITDA was driven by compression in our commercial business and other operating investments to support current year and future growth. Please see the sections entitled "Segment Analysis" and "Adjusted EBITDA, Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures" below for additional details.

  Consolidated Results of Operations—Continuing Operations

  Revenue and Other Operating Data

	Year Ended
	March 2, 2019 (52 Weeks)	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)
	(Dollars in thousands except per share amounts)
Revenues(a)	$21,639,557	$21,528,968	$22,927,540
Revenue growth (decline)	0.5%	(6.1)%	10.4%
Net (loss) income	$(666,954)	$(349,532)	$4,080
Net (loss) income per diluted share	$(12.62)	$(6.66)	$0.08
Adjusted EBITDA(b)	$563,444	$559,854	$747,888
Adjusted Net (Loss) Income(b)	$(3,051)	$22,440	$133,732
Adjusted Net (Loss) Income per Diluted Share(b)	$(0.06)	$0.42	$2.52

(a)
Revenues for the fiscal years ended March 2, 2019, March 3, 2018 and March 4, 2017 exclude $211,283, $200,326 and $232,964, respectively, of inter-segment activity that is eliminated in consolidation.

(b)
See "Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures" for additional details.

  Revenues

        Fiscal 2019 compared to Fiscal 2018:    The 0.5% increase in revenues was due primarily to a $197.0 million increase in Pharmacy Services segment revenues, partially offset by a $75.5 million decrease in Retail Pharmacy segment revenues. Same store sales trends for fiscal 2019 and fiscal 2018 are described in the "Segment Analysis" section below.

        Fiscal 2018 compared to Fiscal 2017:    The 6.1% decrease in revenues was due primarily to a $934.0 million decrease in Retail Pharmacy segment revenues, which includes the extra week in the prior year, and a $497.2 million decrease in Pharmacy Services segment revenues. Same store sales trends for fiscal 2018 and fiscal 2017 are described in the "Segment Analysis" section below.

        Please see the section entitled "Segment Analysis" below for additional details regarding revenues.

  Costs and Expenses

	Year Ended
	March 2, 2019 (52 Weeks)	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)
	(Dollars in thousands)
Costs of revenues(a)	$16,963,205	$16,748,863	$17,862,833
Gross profit	4,676,352	4,780,105	5,064,707
Gross margin	21.6%	22.2%	22.1%
Selling, general and administrative expenses	$4,592,375	$4,651,262	$4,776,995
Selling, general and administrative expenses as a percentage of revenues	21.2%	21.6%	20.8%
Lease termination and impairment charges	107,994	58,765	45,778
Goodwill and intangible asset impairment charges	375,190	261,727	—
Interest expense	227,728	202,768	200,065
Loss on debt retirements, net	554	—	—
Walgreens Boots Alliance merger termination fee	—	(325,000)	—
Gain on sale of assets, net	(38,012)	(25,872)	(6,649)

(a)
Cost of revenues for the fiscal years ended March 2, 2019, March 3, 2018 and March 4, 2017 exclude $211,283, $200,326 and $232,964, respectively, of inter-segment activity that is eliminated in consolidation.

  Gross Profit and Cost of Revenues

        Gross profit decreased by $103.8 million in fiscal 2019 compared to fiscal 2018. Gross profit for fiscal 2019 includes a decline of $113.7 million in our Retail Pharmacy segment, partially offset by an increase in gross profit of $9.9 million relating to our Pharmacy Services segment. Gross margin was 21.6% for fiscal 2019 compared to 22.2% in fiscal 2018. Please see the section entitled "Segment Analysis" for a more detailed description of gross profit and gross margin results by segment.

        Gross profit decreased by $284.6 million in fiscal 2018 compared to fiscal 2017. Gross profit for fiscal 2018 includes a decline of $299.6 million in our Retail Pharmacy segment, which includes the extra week in the prior year, partially offset by an increase in gross profit of $15.0 million relating to our Pharmacy Services segment. Gross margin was 22.2% for fiscal 2018 compared to 22.1% in fiscal 2017. Please see the section entitled "Segment Analysis" for a more detailed description of gross profit and gross margin results by segment.

  Selling, General and Administrative Expenses

        SG&A decreased by $58.9 million in fiscal 2019 compared to fiscal 2018. The decrease in SG&A includes a decrease of $77.2 million relating to our Retail Pharmacy segment, partially offset by an increase of $18.3 million relating to our Pharmacy Services segment. Please see the section entitled "Segment Analysis" below for additional details regarding SG&A.

        SG&A decreased by $125.7 million in fiscal 2018 compared to fiscal 2017. The decrease in SG&A includes a decrease of $154.9 million relating to our Retail Pharmacy segment, which includes the extra week in the prior year, partially offset by an increase of $29.2 million relating to our Pharmacy Services segment. Please see the section entitled "Segment Analysis" below for additional details regarding SG&A.

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

        In performing the recoverability test, we compare the expected future cash flows of a store to the carrying amount of its assets. Significant judgment is used to estimate future cash flows. Major assumptions that contribute to our future cash flow projections include expected sales, gross profit and distribution expenses; expected costs such as payroll, occupancy costs and advertising expenses; and estimates for other significant selling, and general and administrative expenses. Additionally, we take into consideration that certain operating stores are executing specific improvement plans which are monitored quarterly to recoup recent capital investments, such as an acquisition of an independent pharmacy, which we have made to respond to specific competitive or local market conditions, or have specific programs tailored towards a specific geography or market.

        We recorded impairment charges of $63.5 million in fiscal 2019, $37.9 million in fiscal 2018 and $22.7 million in fiscal 2017. Our methodology for recording impairment charges has been consistently applied in the periods presented.

        At March 2, 2019, approximately $1.1 billion of our long-lived assets, including intangible assets, were associated with 2,469 active operating stores.

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

        We recorded impairment charges for active stores of $46.4 million in fiscal 2019, $34.8 million in fiscal 2018 and $20.6 million in fiscal 2017.

        We review key performance results for active stores on a quarterly basis and approve certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors, in addition to, the operating store's individual operating results. We currently have no plans to close a significant number of active stores in future periods. We recorded impairment charges for closed facilities of $2.8 million in fiscal 2019, $3.1 million in fiscal 2018 and $2.0 million in fiscal 2017.

        The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2019, 2018 and 2017:

	March 2, 2019		March 3, 2018		March 4, 2017
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Active stores:
Stores previously impaired(1)	288	$17,939	218	$7,313	174	$5,022
New, relocated and remodeled stores(2)	22	10,595	28	13,100	22	13,232
Remaining stores not meeting the recoverability test(3)	74	17,885	60	14,369	17	2,369

Total impairment charges—active stores	384	46,419	306	34,782	213	20,623
Total impairment charges—closed facilities	62	2,788	67	3,091	53	2,008
Total impairment charges—other(4)	—	14,285	—	—	—	—

Total impairment charges—all locations	446	$63,492	373	$37,873	266	$22,631

(1)
These charges are related to stores that were impaired for the first time in prior periods. Most active stores, requiring an impairment charge, are fully impaired in the first period that they do not meet their asset recoverability test. However, we do often make ongoing capital additions to certain stores to improve their operating results or to meet geographical competition, which if later are deemed to be unrecoverable, will be impaired in future periods. Of this total, 286, 215 and 173 stores for fiscal years 2019, 2018 and 2017, respectively have been fully impaired. Also included in these charges are an insignificant number of stores, which were only partially impaired in prior years based on our analysis that supported a reduced net book value greater than zero, but now require additional charges.

(2)
These charges are related to new stores (open at least three years) and relocated stores (relocated in the last two years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met our original return on investment projections and have a historical loss of at least two years. Their future cash flow projections do not recover their current carrying value. Of this total, 21, 23 and 18 stores for fiscal years 2019, 2018 and 2017, respectively have been fully impaired.

(3)
These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least two years. Their future cash flow projections do not recover their current carrying value. Of this total, 72, 58 and 16 stores for fiscal years 2019, 2018 and 2017, respectively have been fully impaired.

(4)
These charges are due to the impairment of assets related to the termination of a project to replace the point of sale software used in our stores.

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

        To the extent that actual future cash flows may differ from our projections materially certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 basis point decrease in our future sales assumptions as of March 2, 2019 would have resulted in an additional fiscal 2019 impairment charge of $0.1 million. A 50 basis point increase in our future sales assumptions as of March 2, 2019 would have reduced the fiscal 2019 impairment charge by $0.2 million. A 100 basis point decrease in our future sales assumptions as of March 2, 2019 would have resulted in an additional fiscal 2019 impairment charge of $0.9 million. A 100 basis point increase in our future sales assumptions as of March 2, 2019 would have reduced the fiscal 2019 impairment charge by $0.5 million.

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

        In fiscal 2019, 2018 and 2017, we recorded lease termination charges of $44.5 million, $20.9 million and $23.1 million, respectively. These charges related to changes in future assumptions, interest accretion and provisions for 61 stores in fiscal 2019, 11 stores in fiscal 2018 and 17 stores in fiscal 2017. We have no plans to close a significant number of stores in future periods.

  Goodwill and intangible asset impairment charges

        In the fiscal second quarter of fiscal 2019 we completed a qualitative goodwill impairment assessment, at which time it was determined after evaluating results, events and circumstances that a quantitative assessment was necessary for the Pharmacy Services segment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services segment exceeded its fair value principally due to a decrease in Adjusted EBITDA that was driven by commercial business compression and an increase in SG&A expenses. This resulted in a goodwill impairment charge of $313.0 million ($235.7 million net of the related income tax benefit) for the fiscal year ended March 2, 2019.

        In the fiscal second quarter of fiscal 2019, due to the loss of access to a fertility drug for a direct to consumer program that the Pharmacy Services segment administered, we recorded an impairment charge to reduce the book value of customer relationships by $48.2 million (gross carrying amount of $77.0 million less accumulated amortization of $28.8 million), and indefinite lived trademarks by $14.0 million both of which charges are included within Goodwill and intangible asset impairment charges within the consolidated statement of operations.

  Interest Expense

        In fiscal 2019, 2018 and 2017, interest expense was $227.7 million, $202.8 million and $200.1 million, respectively. Interest expense for fiscal 2019 increased by $24.9 million due to higher outstanding debt in fiscal 2019 than our final capital structure as determined under discontinued operations in fiscal 2018. The higher outstanding debt during fiscal 2019 resulted from the tender offer requirements in our 9.25% senior notes due 2020, the 6.75% senior notes due 2021, and the 6.125% senior notes due 2023, which caused a delay in the redemption of our 9.25% senior notes due 2020 and our 6.75% senior notes due 2021 as assumed in our final capital structure under discontinued operations. Interest expense for fiscal 2018 was flat to fiscal 2017.

        The annual weighted average interest rates on our indebtedness in fiscal 2019, 2018 and 2017 were 5.6%, 7.1% and 5.4%, respectively.

  Income Taxes—Continuing Operations

        Income tax expense of $77.5 million, $305.9 million and $44.4 million, has been recorded for fiscal 2019, 2018 and 2017, respectively. Net income for fiscal 2019 included a provision for income tax based on an overall tax rate of (13.1)%, which included a (36.0)% impact for an increase to the valuation allowance based on our assessment that it is more likely than not that sufficient taxable income may not be generated to realize the tax benefits of some of our net deferred tax assets.

        Net income for fiscal 2018 included a provision for income tax based on an overall tax rate of (702.7)%. As a result of federal tax reform legislation enacted in the fourth quarter of 2017, our deferred tax assets and liabilities were re-measured to reflect the reduction in the federal tax rate from 35% to 21%. This re-measurement caused a one-time increase in our "Provision for income taxes" line item on our consolidated statement of operations of $324.8 million or (745.8)%. Our effective tax rate is disproportionately high in fiscal 2017 from comparative periods due to low income before taxes relative to items that impact the effective tax rate.

        We recognized tax expense of $91.1 million, $749.7 million and $0.05 million within Net loss (income) from discontinued operations, net of tax, in the Statement of Operations in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Our effective income tax rate from discontinued operations included adjustments to the valuation allowance of $(2.4) million, $(22.3) million and $0.01 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

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

        We maintained a valuation allowance of $1,091.4 million, $896.8 million and $226.7 million against remaining net deferred tax assets at fiscal year-end 2019, 2018 and 2017, respectively.

        Our ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if we were to experience an "ownership change" as defined in section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change will occur if there is a cumulative change in ownership of the Company's stock by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 for the period ended March 2, 2019. It is important to note, that the limitation that would be created upon an ownership change would only apply to income earned after the event that caused the ownership change.

  Dilutive Equity Issuances

        On March 2, 2019, 54.0 million shares of common stock, which includes unvested restricted shares, were outstanding and an additional 1.0 million shares of common stock were issuable related to outstanding stock options.

        On March 2, 2019, our 1.0 million shares of potentially issuable common stock consisted of the following (shares in thousands):

Strike price	Outstanding Stock Options(a)
$20.00 to $39.99	722
$40.00 to $59.99	149
$60.00 to $79.99	—
$80.00 to $99.99	—
$100.00 to $119.99	—
$120.00 to $139.99	10
$140.00 to $159.99	69
$160.00 and over	85

Total issuable shares	1,035

(a)
The exercise of these options would provide cash of $52.0 million.

  Segment Analysis

        We evaluate the Retail Pharmacy and Pharmacy Services segments' performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the consolidated financial statements:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations(1)	Consolidated
	(Dollars in thousands)
March 2, 2019:
Revenues	$15,757,152	$6,093,688	$(211,283)	$21,639,557
Gross Profit	4,258,716	417,636	—	4,676,352
Adjusted EBITDA(*)	405,206	158,238	—	563,444
March 3, 2018:
Revenues	$15,832,625	$5,896,669	$(200,326)	$21,528,968
Gross Profit	4,372,373	407,732	—	4,780,105
Adjusted EBITDA(*)	388,320	171,534	—	559,854
March 4, 2017:
Revenues	$16,766,620	$6,393,884	$(232,964)	$22,927,540
Gross Profit	4,671,975	392,732	—	5,064,707
Adjusted EBITDA(*)	559,653	188,235	—	747,888

(1)
Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)
See the section entitled "Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures" below for additional details.

Retail Pharmacy Segment Results of Continuing Operations

  Revenues and Other Operating Data

	Year Ended
	March 2, 2019 (52 Weeks)	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)
	(Dollars in thousands)
Revenues	$15,757,152	$15,832,625	$16,766,620
Revenue decline	(0.5)%	(5.6)%	(0.3)%
Same store sales growth (decline)	0.6%	(2.9)%	(0.8)%
Pharmacy sales growth (decline)	0.6%	(6.7)%	(1.6)%
Same store prescription count growth (decline), adjusted to 30-day equivalents	0.7%	(1.8)%	0.6%
Same store pharmacy sales growth (decline)	1.7%	(3.9)%	(1.9)%
Pharmacy sales as a % of total retail sales	66.6%	65.9%	66.7%
Front-end sales (decline) growth	(2.5)%	(3.4)%	2.2%
Same store front-end sales (decline) growth	(1.4)%	(0.8)%	1.6%
Front-end sales as a % of total retail sales	33.4%	34.1%	33.3%
Adjusted EBITDA(*)	$405,206	$388,320	$559,653
Store data (Total):
Total stores (beginning of period)	2,550	2,604	2,632
New stores	1	3	10
Store acquisitions	—	—	2
Closed stores	(82)	(57)	(40)

Total stores (end of period)	2,469	2,550	2,604
Relocated stores	1	20	12
Remodeled and expanded stores	134	179	176

(*)
See the section entitled "Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures" below for additional details.

  Revenues

        Fiscal 2019 compared to Fiscal 2018:    The 0.5% decrease in revenue was primarily the result of store closures, partially offset by a 0.6% increase in same store sales. Same store sales trends for fiscal 2019 and fiscal 2018 are described in the following paragraphs. We include in same store sales all stores that have been open at least one year except stores in liquidation, which are not included. Relocation stores are not included in same store sales until they have been open for one year.

        Pharmacy same store sales increased 1.7%. Pharmacy same store sales were positively impacted by an increase of 0.7% in same store prescription count compared to the prior year and brand inflation, partially offset by an approximate 1.1% negative impact from generic introductions and a decline in reimbursement rates. Same store prescription counts benefitted from the strong performance in our immunization program and our focus on our clinical capabilities to drive growth in our pharmacy business and cycling prior year network losses in the back half of the year.

        Front-end same store sales decreased 1.4%. The decline in front-end same store sales was mostly due to cycling last year's strong over-the-counter cough, cold and flu sales, lower summer seasonal sales, a shorter Easter selling season, and soft performance in tobacco due to the prohibition of sales in certain New York stores beginning January 1, 2019.

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

        Front-end same store sales decreased 0.8%. The decrease in same store front-end sales was impacted by the competitive promotional environment, partially offset by incremental sales from our 1,649 Wellness format stores.

  Costs and Expenses

	Year Ended
	March 2, 2019 (52 Weeks)	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)
	(Dollars in thousands)
Costs of revenues	$11,498,436	$11,460,252	$12,094,645
Gross profit	4,258,716	4,372,373	4,671,975
Gross margin	27.0%	27.6%	27.9%
FIFO gross profit(*)	4,282,070	4,343,546	4,668,254
FIFO gross margin(*)	27.2%	27.4%	27.8%
Selling, general and administrative expenses	$4,251,378	$4,328,567	$4,483,496
Selling, general and administrative expenses as a percentage of revenues	27.0%	27.3%	26.7%

(*)
See the section entitled "Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures" below for additional details.

  Gross Profit and Cost of Revenues

        Gross profit decreased by $113.7 million in fiscal 2019 compared to fiscal 2018. Gross profit was negatively impacted by a LIFO charge in the current year compared to a LIFO credit in the prior year, lower front-end gross profit due to a decrease in sales volume and increased distribution costs caused partially by the realignment of stores within our distribution network. This realignment drove an increase in labor costs and freight expenses in our distribution network as compared to fiscal 2018.

        Overall gross margin was 27.0% for fiscal 2019 compared to 27.6% in fiscal 2018. Gross margin was lower due to a LIFO charge in the current year compared to a LIFO credit in the prior year and continued pharmacy reimbursement rate pressures that we could not fully offset through generic purchasing efficiencies and script count growth, partially offset by higher front-end gross margin.

        Gross profit decreased by $299.6 million in fiscal 2018 compared to fiscal 2017. The decrease in gross profit is due to lower pharmacy gross profit driven by reductions in reimbursement rates that we could not fully offset through generic purchasing efficiencies and a decrease in prescription count. Additionally, gross profit was lower by approximately $82.8 million due to the extra week in fiscal 2017. Overall gross margin was 27.6% for fiscal 2018 compared to 27.9% in fiscal 2017. Gross margin was lower due primarily to continued pharmacy reimbursement rate pressures that we could not fully offset through generic purchasing efficiencies, partially offset by a higher LIFO credit as compared to the prior year.

        We use the LIFO method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. The LIFO charge for fiscal 2019 was $23.4 compared to a LIFO credit of $28.8 million in fiscal 2018 and a LIFO credit of $3.7 million in fiscal 2017. The LIFO charge for fiscal 2019 as compared to the LIFO credit in the prior year is due primarily to lower deflation in generic prescription drug costs in the prior year.

  Selling, General and Administrative Expenses

        SG&A as a percentage of revenue was 27.0% in fiscal 2019 compared to 27.3% in fiscal 2018, and decreased $77.2 million. The decrease in SG&A dollars was due primarily to TSA fees received from WBA of $80.2 million and various cost savings initiatives, partially offset by the settlement of a litigation matter, higher merger and acquisition-related charges and increased employee related costs.

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

Pharmacy Services Segment Results of Operations

  Revenues and Other Operating Data

	Year Ended
	March 2, 2019 (52 Weeks)	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)
	(Dollars and plan members in thousands)
Revenues	$6,093,688	$5,896,669	$6,393,884
Revenue growth (decline)(1)	3.3%	(7.8)%	N/A
Adjusted EBITDA(*)	$158,238	$171,534	$188,235

(*)
See the section entitled "Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures" below for additional details.

(1)
The fifty-three week period ended March 4, 2017 amount is labeled N/A as we do not have a full comparable period.

  Revenues

        Pharmacy Services segment revenue was $6,093.7 million, $5,896.7 million and $6,393.9 million, respectively, for fiscal 2019, 2018 and 2017. The increase in the fiscal 2019 revenue for the segment is due to the increase in covered lives in our Medicare Part D membership. The decrease in the fiscal

2018 revenue for the segment is due to the change in the composition of our Medicare Part D membership and a decline in commercial business.

  Costs and Expenses

	Year Ended
	March 2, 2019 (52 Weeks)	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)
	(Dollars in thousands)
Cost of revenues	$5,676,052	$5,488,937	$6,001,152
Gross profit	417,636	407,732	392,732
Gross margin	6.9%	6.9%	6.1%
Selling, general and administrative expenses	$340,997	$322,695	$293,499
Selling, general and administrative expenses as a percentage of revenues	5.6%	5.5%	4.6%

  Gross Profit and Cost of Revenues

        Gross profit increased by $9.9 million in fiscal 2019 compared to fiscal 2018. The increase in gross profit is due primarily to the increase in covered lives in our Medicare Part D membership, partially offset by margin compression in our commercial business. Gross margin was 6.9% of sales for fiscal 2019 compared to 6.9% of sales for fiscal 2018.

        Gross profit increased by $15.0 million in fiscal 2018 compared to fiscal 2017. The increase in gross profit for the segment is due primarily to improved customer mix. Gross margin was 6.9% of sales for fiscal 2018 compared to 6.1% of sales for fiscal 2017. The increase in gross margin for the segment is due primarily to improved customer mix.

  Selling, General and Administrative Expenses

        Pharmacy Services segment selling, general and administrative expenses for fiscal 2019 was $341.0 million or 5.6% of revenues as compared to $322.7 million or 5.5% of revenues for fiscal 2018. The increase in SG&A is due primarily to strategic investments in infrastructure to support current year and future growth.

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

Liquidity and Capital Resources

General

        We have disclosed debt and interest expense on a continuing operations and discontinued operations basis on our consolidated balance sheets and consolidated statements of operations. However, the following discussion regarding liquidity and capital resources is at the total enterprise level, as we are contractually obligated for the payment of all outstanding debt instruments and related interest under our various indentures, including borrowings under the New Facilities.

        We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our New Facilities. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of March 2, 2019 was $1,772.5 million, which consisted of revolver borrowing capacity of $1,741.8 million and invested cash of $30.7 million.

Credit Facilities

        On December 20, 2018, we entered into a new senior secured credit agreement, consisting of a new $2.7 billion senior secured asset-based revolving credit facility ("Senior Secured Revolving Credit Facility") and a new $450.0 million "first-in, last out" senior secured term loan facility ("Senior Secured Term Loan") (collectively the "New Facilities"). Proceeds from the New Facilities were used to refinance our prior $2.7 billion Amended and Restated Senior Secured Credit Facility due January 2020 (the "Old Facility", the New Facilities and the Old Facility are collectively referred to herein as the "Facilities"). The New Facilities extend our debt maturity profile and provide additional liquidity. The New Facilities mature in December 2023, subject to an earlier maturity on December 31, 2022 if we have not repaid or refinanced our existing 6.125% Senior Notes due 2023 prior to such date. It is our intention to repay or refinance our existing 6.125% Senior Notes due 2023 prior to the early maturity becoming effective. Our Senior Secured Revolving Credit Facility will bear interest at a rate of LIBOR plus 125 to 175 basis points (or an alternate base rate plus 25 to 75 basis points), depending on availability under the revolving facility. Our new Senior Secured Term Loan will bear interest at a rate of LIBOR plus 300 basis points (or an alternate base rate plus 200 basis points). Other key terms and covenants in the New Facilities are largely consistent with the key terms and covenants in the Old Facility due January 2020.

        Our ability to borrow under our New Facilities is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At March 2, 2019, we had $1,325.0 million of borrowings outstanding under the New Facilities and had letters of credit outstanding against the New Facilities of $83.2 million, which resulted in additional borrowing capacity of $1,741.8 million. If at any time the total credit exposure outstanding under our New Facilities and the principal amount of our other senior obligations exceed the borrowing base, we are required to make certain other mandatory prepayments to eliminate such shortfall.

        The New Facilities restrict us and all of our subsidiaries that guarantee our obligations under the New Facilities and unsecured guaranteed notes (the "Subsidiary Guarantors") from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store and lockbox deposit accounts and cash necessary to cover our current liabilities). The New Facilities also state that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (i) an event of default exists under our New Facilities or (ii) the sum of revolver availability under our Senior Secured Revolving Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $275.0 million for three consecutive business days or less than or equal to $200.0 million on any day (a "cash sweep period"), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the New Facilities, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our New Facilities.

        The New Facilities allow us to have outstanding, at any time, up to $1.5 billion in secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock in addition to borrowings under the New Facilities and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest of (i) the fifth anniversary of the effectiveness of the New Facilities and (ii) the latest maturity date of any Term Loan or Other Revolving Commitment (each as defined in the New

Facilities). Subject to the limitations described in clauses (i) and (ii) of the immediately preceding sentence, the New Facilities additionally allow us to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the New Facilities) is not in effect; provided, however, that certain of our other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The New Facilities also contain certain restrictions on the amount of secured first priority debt we are able to incur. The New Facilities also allow for the voluntary repurchase of any debt or other convertible debt, so long as the New Facilities are not in default and we maintain availability under our revolver of more than $365.0 million.

        The New Facilities have a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the revolver is less than $200.0 million or (ii) on the third consecutive business day on which availability under the revolver is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of March 2, 2019, we had availability under our New Facilities of $1,741.8 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the New Facilities' financial covenant. The New Facilities also contain covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

        The New Facilities provide for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repayment repurchase, redemption or defeasance of such debt.

        The indenture that governs our guaranteed unsecured notes contains restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of March 2, 2019, the amount of additional secured debt that could be incurred under the most restrictive covenant of the indenture was approximately $2.2 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). Assuming a fully drawn revolver and the outstanding letters of credit, we could incur an additional $350.0 million in secured debt. The ability to issue additional unsecured debt under the indenture is generally governed by an interest coverage ratio test. As of March 2, 2019, we had the ability to issue additional unsecured debt under our other indentures.

Fiscal 2018 and 2019 Transactions

        During January 2018, we used proceeds from the Asset Sale to repay and retire all of our outstanding second lien $470,000 tranche 1 term loan and $500,000 tranche 2 term loan principal (the "Second Lien Term Loan Prepayment"). During February 2018, we reduced the borrowing capacity on our Old Facility from $3,700,000 to $3,000,000 (which was subsequently further reduced as described below). In connection with the transactions, we recorded a loss on debt retirement of $8,180, which included interest and unamortized debt issuance costs. The debt repayment and related loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

        On February 27, 2018, we announced that we had commenced an offer to purchase up to $900,000 of the outstanding 9.25% senior notes due 2020 (the "9.25% Notes"), the 6.75% senior notes due 2021 (the "6.75% Notes") and the 6.125% Senior Notes due 2023 (the "6.125% Notes"), pursuant to the asset sale provisions of the indentures of such notes. On March 29, 2018, we accepted for payment, pursuant to our offer to purchase, $3,454 principal amount of the 9.25% Notes, representing 0.38% of the outstanding principal amount of the 9.25% Notes, $3,471 principal amount of the 6.75% Notes, representing 0.43% of the outstanding principal amount of the 6.75% Notes, and $41,751 principal amount of the 6.125% Notes, representing 2.32% of the outstanding principal amount of the 6.125% Notes. In connection therewith, we recorded a loss on debt retirement of $49 which included unamortized debt issuance costs, partially offset by unamortized discount. The debt repayment and related loss on debt retirement is included in the results of operations and cash flows of discontinued operations. The debt repayment and related loss on debt retirement of $498 for the 6.125% Notes is included in the results of operations and cash flows of continuing operations.

        On March 13, 2018, we issued a notice of redemption for all of the 9.25% Notes that were outstanding on April 12, 2018, pursuant to the terms of the indenture of the 9.25% Notes. On April 12, 2018, we redeemed 100% of the remaining outstanding 9.25% Notes. In connection therewith, we recorded a loss on debt retirement of $3,422 which included unamortized debt issuance costs, partially offset by unamortized discount. The debt repayment and related loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

        On April 19, 2018, we announced that we had commenced an offer to purchase up to $700,000 of the outstanding 6.75% Notes and the 6.125% Notes pursuant to the asset sale provisions of such indentures. On May 21, 2018, we accepted for payment, pursuant to our offer to purchase, $1,360 aggregate principal amount of the 6.75% Notes and $4,759 aggregate principal amount of the 6.125% Notes. The debt repayment and related loss on debt retirement of $8 for the 6.75% Notes is included in the results of operations and cash flows of discontinued operations. The debt repayment and related loss on debt retirement of $56 for the 6.125% Notes is included in the results of operations and cash flows of continuing operations.

        On April 29, 2018, we further reduced the borrowing capacity on our Old Facility from $3,000,000 to $2,700,000. In connection therewith, we recorded a loss on debt retirement of $1,091, which included unamortized debt issuance costs. The loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

        On June 25, 2018, we redeemed the remaining $805,169 of the 6.75% Notes, which resulted in a loss on debt retirement of $18,075. The loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

        On March 15, 2019, we entered into an interest rate cap ("Cap"), which has been assigned to the variable interest rate payments on the first $650.0 million notional amount of variable rate indebtedness. The Cap has an effective date of March 21, 2019 and expires on March 21, 2021. The Cap provides us with interest rate protection in the event that LIBOR increases above 2.75%.

Off-Balance Sheet Arrangements

        As of March 2, 2019, we had no material off balance sheet arrangements, other than operating leases as included in the table below.

Contractual Obligations and Commitments

        The following table details the maturities of our indebtedness and lease financing obligations as of March 2, 2019, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$200,919	$401,837	$3,373,664	$535,145	$4,511,565
Capital lease obligations(2)	19,300	9,399	8,425	20,470	57,594
Operating leases	687,412	1,156,737	922,578	1,541,408	4,308,135
Open purchase orders	157,763	—	—	—	157,763
Other, primarily self insurance and retirement plan obligations(3)	72,371	70,335	19,057	59,831	221,594
Minimum purchase commitments(4)	123,089	77,038	677	—	200,804

Total contractual cash obligations	$1,260,854	$1,715,346	$4,324,401	$2,156,854	$9,457,455

Commitments
Lease guarantees(5)	$8,452	$4,847	$1,346	$—	$14,645
Lease guarantees(6)	323,938	521,228	363,861	572,987	1,782,014
Outstanding letters of credit	51,585	31,620	—	—	83,205

Total commitments	$1,644,829	$2,273,041	$4,689,608	$2,729,841	$11,337,319

(1)
Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of March 2, 2019.

(2)
Represents the minimum lease payments on non-cancelable leases, including interest, net of sublease income on a continuing operations basis as the minimum lease payments on non-cancelable leases, including interest, net of sublease income is being assumed by WBA as part of the Sale.

(3)
Includes the undiscounted payments for self-insured medical coverage, actuarially determined undiscounted payments for self-insured workers' compensation and general liability, and actuarially determined obligations for defined benefit pension and nonqualified executive retirement plans.

(4)
Represents commitments to purchase products and licensing fees from certain vendors.

(5)
Represents lease guarantee obligations for 32 former stores related to certain business dispositions. The respective purchasers assume the obligations and are, therefore, primarily liable for these obligations.

(6)
Represents lease guarantee obligations for 1,656 former stores related to the Asset Sale. WBA assumed the obligations and are, therefore, primarily liable for these obligations.

        Obligations for income tax uncertainties pursuant to ASC 740, "Income Taxes" of approximately $28.5 million are not included in the table above as we are uncertain as to if or when such amounts may be settled.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities from Continuing Operations

        Cash flow used in operating activities was $165.7 million in fiscal 2019. Operating cash flow was negatively impacted by the payment of $182.4 million to our reinsurance carrier relating to the calendar 2017 CMS receivable, a decrease in accrued interest due to the payoff of several of our debt instruments with proceeds from the WBA asset sale and the timing in receivables and payables.

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

        Cash used in investing activities was $198.6 million in fiscal 2019. Cash used for the purchase of property, plant, and equipment was higher than in the prior year primarily due to increased investments in our store base and prescription file buys.

        Cash used in investing activities was $182.9 million in fiscal 2018. Cash used for the purchase of property, plant, and equipment was lower than in the prior year primarily due to fewer Wellness store remodels in the current year.

        Cash used in investing activities was $276.9 million in fiscal 2017. Cash used in investing activities includes $254.1 million for the purchase of property, plant and equipment, and $39.6 million for the purchase of intangible assets.

        Cash provided by financing activities was $803.3 million in fiscal 2019, which reflects the proceeds relating to our December 20, 2018 refinancing and additional revolver borrowings.

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

  Capital Expenditures

        During the fiscal years ended March 2, 2019, March 3, 2018 and March 4, 2017 capital expenditures were as follows:

	Year Ended
	March 2, 2019 (52 weeks)	March 3, 2018 (52 weeks)	March 4, 2017 (53 weeks)
	(Dollars in thousands)
New store construction, store relocation and store remodel projects	$94,334	$86,839	$122,760
Technology enhancements, improvements to distribution centers and other corporate requirements	102,444	99,040	131,389
Purchase of prescription files from other retail pharmacies	47,911	28,885	39,648

Total capital expenditures	$244,689	$214,764	$293,797

  Future Liquidity

        We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolver and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong throughout the 2020 fiscal year, we do not expect to be subject to the fixed charge covenant in our New Facilities in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances. From time to time, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for shares of common stock, issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or seek to refinance our outstanding debt (including our Facilities) or may otherwise seek transactions to reduce interest expense and extend debt maturities, particularly following the Sale and implementation of our strategies following the termination of the Merger. Any of these transactions could impact our financial results. We may also use additional Sale proceeds for one or more of these purposes in accordance with our outstanding agreements. Certain of these deleveraging and refinancing activities were limited by the Merger Agreement and we are no longer subject to such restrictions.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory shrink, goodwill impairment, impairment of long-lived assets, revenue recognition, vendor discounts and purchase discounts, self-insurance liabilities, lease termination charges, income taxes and litigation. Additionally, we have critical accounting policies regarding revenue recognition and vendor allowances and purchase discounts for our Pharmacy Services segment. We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets and various other assumptions that are believed to be reasonable under existing conditions. Variability reflected in the sensitivity analyses presented below is based on our recent historical experience. Actual results may differ materially from these estimates and sensitivity analyses.

        The following critical accounting policies require the use of significant judgments and estimates by management:

        Inventory shrink:    The carrying value of our inventory is reduced by a reserve for estimated shrink losses that occur between physical inventory dates. When estimating these losses, we consider historical loss results at specific locations. Shrink expense is recognized by applying the estimated shrink rate to sales since the last physical inventory. Although possible, we do not expect a significant change to our shrink rate in future periods. A 10 basis point difference in our estimated shrink rate for the year ended March 2, 2019, would have affected pre-tax income by approximately $4.9 million.

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

        If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 basis point decrease in our future sales assumptions as of March 2, 2019 would have resulted in an additional fiscal 2019 impairment charge of $0.1 million. A 50 basis point increase in our future sales assumptions as of March 2, 2019 would have reduced the fiscal 2019 impairment charge by $0.2 million. A 100 basis point decrease in our future sales assumptions as of March 2, 2019 would have resulted in an additional fiscal 2019 impairment charge of $0.9 million. A 100 basis point increase in our future sales assumptions as of March 2, 2019 would have reduced the fiscal 2019 impairment charge by $0.5 million.

        Revenue recognition for our loyalty program:    We offer a chain-wide customer loyalty program, "wellness+ Rewards". Members participating in our wellness+ Rewards loyalty card program earn points on a calendar year basis for eligible front-end merchandise purchases and qualifying prescriptions. One point is awarded for each dollar spent towards front-end merchandise and 25 points are awarded for each qualifying prescription.

        Members reach specific wellness+ Rewards tiers based on the points accumulated during the calendar year, which entitle them to certain future discounts and other benefits upon reaching that tier. For example, any customer that reaches 1,000 points in a calendar year achieves the "Gold" tier, enabling the customer to receive a 20% discount on qualifying purchases of front-end merchandise for the remaining portion of the calendar year and the next calendar year. There is also a similar "Silver" level with a lower threshold and benefit level.

        Points earned pursuant to the wellness+ program represent a performance obligation and we allocate revenue between the merchandise purchased and the wellness + points based on the relative stand-alone selling price of each performance obligation. The relative value of the wellness + points is initially deferred as a contract liability (included in other current and noncurrent liabilities). As members receive discounted front-end merchandise or when the benefit period expires, the Retail Pharmacy segment recognizes an allocable portion of the deferred contract liability into revenue.

        The wellness + program also allows a customer to earn Bonus Cash based on qualifying purchases. Wellness + Rewards members have the opportunity to redeem their accumulated Bonus Cash on a future purchase with a 60 day expiration window.

        For a majority of the Bonus Cash issuances, funding is provided by our vendors through contractual arrangements. This funding is treated as a contract liability and remains a contract liability until (i) wellness + Rewards members redeem their Bonus Cash, or (ii) wellness + Rewards members allow the Bonus Cash to expire. Upon utilization or expiration of the benefit period, the Retail

Pharmacy segment recognizes an allocable portion of the accrued contract liability into revenue. For Bonus Cash issuances that are not vendor funded, the contract liability is recorded at the time of issuance through a reduction to revenues, and not recognized until the Bonus Cash is redeemed or expires.

        Self-insurance liabilities:    We expense claims for self-insured workers' compensation and general liability insurance coverage as incurred including an estimate for claims incurred but not paid. The expense for self-insured workers' compensation and general liability claims incurred but not paid is determined using several factors, including historical claims experience and development, severity of claims, medical costs and the time needed to settle claims. We discount the estimated expense for workers' compensation to present value as the time period from incurrence of the claim to final settlement can be several years. We base our estimates for such timing on previous settlement activity. The discount rate is based on the current market rates for Treasury bills that approximate the average time to settle the workers' compensation claims. These assumptions are updated on an annual basis. A 40 basis point difference in the discount rate for the year ended March 2, 2019, would have affected pretax income by approximately $2.9 million.

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

        Changes in the real estate leasing markets can have an impact on the closed store reserve. Additionally, some of our closed stores were closed prior to our adoption of ASC 420, "Exit or Disposal Cost Obligations." Therefore, if interest rates change, reserves may be increased or decreased. As of March 2, 2019, a 50 basis point variance in the credit adjusted risk free interest rate would have affected pretax income by approximately $0.2 million for fiscal 2019.

        Income taxes:    We currently have net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate significant deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

        Our ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if the Company were to experience an "ownership change" as defined in section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change will occur if there is a cumulative change in ownership of the Company's stock by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 for the period ended March 2, 2019. It is important to note that the limitation that would be created upon an ownership change would only apply to income earned after the event that caused the ownership change.

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

        We establish a valuation allowance against deferred tax assets when we determine that it is more likely than not that some portion of our deferred tax assets will not be realized. Valuation allowances are based on evidence of our ability to generate sufficient taxable income by jurisdiction. On a quarterly basis, management evaluates the likelihood that we will realize the deferred tax assets and adjusts the valuation allowances, if appropriate. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would impact the provision for income taxes.

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

  Revenue recognition for our Pharmacy Services segment:

        The Pharmacy Services segment sells prescription drugs indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy. The Pharmacy Services segment recognizes revenue from prescription drugs sold by (i) its mail service dispensing pharmacy and (ii) under retail pharmacy network contracts where it is the principal at the contract prices negotiated with its clients, primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States. Revenues include: (i) the portion of the price the client pays directly to the Pharmacy Services segment, net of any volume-related or other discounts paid back to the client (see "Drug Discounts" below), (ii) the price paid to the Pharmacy Services segment by client plan members for mail order prescriptions ("Mail Co-Payments"), (iii) client plan member copayments made directly to the retail pharmacy network and (iv) administrative fees. Revenue is recognized when the Pharmacy Services segment meets its performance obligations relative to each transaction type. The following revenue recognition policies have been established for the Pharmacy Services segment:

  •
  Revenues generated from prescription drugs sold by third party pharmacies in the Pharmacy Services segment's retail pharmacy network and associated administrative fees are recognized at the Pharmacy Services segment's point-of-sale, which is when the claim is adjudicated by the Pharmacy Services segment's online claims processing system. At this point we have performed all of our performance obligations.

  •
  Revenues generated from prescription drugs sold by the Pharmacy Services segment's mail service dispensing pharmacy are recognized when the prescription is shipped. At the time of shipment, the Pharmacy Services segment has performed all of its performance obligations under its client contracts, as control of and title to the product has passed to the client plan members. The Pharmacy Services segment does not experience a significant level of returns or reshipments.

  •
  Revenues generated from administrative fees based on membership or claims volume are recognized monthly based on the terms within the individual contracts, either a monthly member based fee, or a claims volume based fee.

        In the majority of its contracts, the Pharmacy Services segment is the principal because its client contracts give clients the right to obtain access to its pharmacy contracts under which the Pharmacy Services segment directs its pharmacy network to provide the services (drug dispensing, consultation, etc.) and goods (prescription drugs) to the clients' members at its negotiated pricing. The Pharmacy

Services segment's obligations under its client contracts are separate and distinct from its obligations to the third party pharmacies included in its retail pharmacy network contracts. In the majority of these contracts, the Pharmacy Services segment is contractually required to pay the third party pharmacies in its retail pharmacy network for products sold after payment is received from its clients. The Pharmacy Services segment has control over these transactions until the prescription is transferred to the member and, thus, that it is acting as a principal. As such, the Pharmacy Services segment records the total prescription price contracted with clients in revenues.

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

Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures

        In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures, such as "Adjusted EBITDA", in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), charges or credits for facility closing and impairment, goodwill and intangible asset impairment charges, inventory write-downs related to store closings, loss on debt retirements, the WBA merger termination fee, and other items (including stock-based compensation expense, merger and acquisition-related costs, a non-recurring litigation settlement (as further discussed below), severance and costs related to facility closures and gain or loss on sale of assets). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors. In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

        The following is a reconciliation of our net (loss) income to Adjusted EBITDA for fiscal 2019, 2018 and 2017:

	March 2, 2019 (52 weeks)	March 3, 2018 (52 weeks)(a)	March 4, 2017 (53 weeks)(a)
	(Dollars in thousands)
Net (loss) income—continuing operations	$(666,954)	$(349,532)	$4,080
Interest expense	227,728	202,768	200,065
Income tax expense	77,477	305,987	44,438
Depreciation and amortization	357,882	386,057	407,366
LIFO charge (credit)	23,354	(28,827)	(3,721)
Lease termination and impairment charges	107,994	58,765	45,778
Goodwill and intangible asset impairment charges	375,190	261,727	—
Loss on debt retirements, net	554	—	—
Merger and Acquisition-related costs	37,821	24,283	14,066
Stock-based compensation expense	12,115	25,793	23,482
Restructuring-related costs	4,704	—	—
Inventory write-downs related to store closings	13,487	7,586	5,925
Litigation settlement	18,000	—	—
Gain on sale of assets, net	(38,012)	(25,872)	(6,649)
Walgreens Boots Alliance merger termination fee	—	(325,000)	—
Other	12,104	16,119	13,058

Adjusted EBITDA—continuing operations	$563,444	$559,854	$747,888

(a)
During fiscal 2019, we revised our definition of Adjusted EBITDA to no longer exclude the impact of revenue deferrals related to our customer loyalty program and further revised our disclosure by presenting certain amounts previously included within Other as separate reconciling items. Consequently, we revised Adjusted EBITDA for fiscal 2018 and 2017 to conform with the revised definition and present separate reconciling items previously included with Other.

        The following is a reconciliation of our net income (loss) from continuing operations to Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share for fiscal 2019, 2018 and 2017. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, a non-recurring litigation settlement (as further discussed below), loss on debt retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges and the WBA merger termination fee. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods. Adjusted Net Income (Loss) per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income (Loss):

	March 2, 2019 (52 weeks)	March 3, 2018 (52 weeks)(b)	March 4, 2017 (53 weeks)(b)
	(Dollars in thousands)
Net (loss) income from continuing operations	$(666,954)	$(349,532)	$4,080
Add back—Income tax expense	77,477	305,987	44,438

(Loss) income before income taxes—continuing operations	(589,477)	(43,545)	48,518
Adjustments:
Amortization expense	125,640	147,739	165,579
LIFO charge (credit)	23,354	(28,827)	(3,721)
Goodwill and intangible asset impairment charges	375,190	261,727	—
Loss on debt retirements, net	554	—	—
Merger and Acquisition-related costs	37,821	24,283	14,066
Restructuring-related costs	4,704	—	—
Litigation settlement	18,000	—	—
Walgreens Boots Alliance merger termination fee	—	(325,000)	—

Adjusted (loss) income before income taxes—continuing operations	(4,214)	36,377	224,442
Adjusted income tax (benefit) expense(a)	(1,163)	13,937	90,710

Adjusted net (loss) income from continuing operations	(3,051)	$22,440	$133,732

Net (loss) income per diluted share—continuing operations	$(12.62)	$(6.66)	$0.08
Adjusted net (loss) income per diluted share—continuing operations	$(0.06)	$0.42	$2.52

(a)
The fiscal year 2019, 2018 and 2017 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL's, state credits and valuation allowance, are used for the fifty-two weeks ended March 2, 2019, the fifty-two weeks ended March 3, 2018, and the fifty-three weeks ended March 4, 2017, respectively.

(b)
During fiscal 2019, we revised our definition of Adjusted Net Loss and Adjusted Net Loss per Diluted Share to exclude the impact of all amortization expense rather than only the impact of amortization expense related to the EnvisionRx intangible assets. Consequently, we have updated the Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share for fiscal 2018 and 2017 to be reflective of our modified definition.

        We have in the past and may in the future be involved in litigation, claims and proceedings that result in legal settlements or similar payments. We have historically not made adjustments for amounts related to these matters when calculating Adjusted EBITDA and Adjusted Net Income (Loss). Given the nature of a material legal settlement incurred in the second quarter of fiscal 2019, for comparability purposes we have added the amount of this settlement back to net income when calculating Adjusted EBITDA and Adjusted Net Income (Loss) for the fifty-two week period ended March 2, 2019 to help investors better compare our operating performance over multiple periods. For additional information regarding the settlement see Note 21 to the consolidated financial statements.

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

        The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of March 2, 2019 and assumes that we have not repaid or refinanced our existing 6.125% Senior Notes due 2023 prior to December 31, 2022.

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value at March 2, 2019
	(Dollars in thousands)
Long-term debt, including current portion, excluding capital lease obligations
Fixed Rate	$—0	$—	$—	$—	$1,753,490	$423,000	$2,176,490	$1,795,335
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	6.13%	7.45%	6.38%
Variable Rate	$—	$—	$—	$—	$1,325,000	$—	$1,325,000	$1,325,000
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	4.46%	0.00%	4.46%

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

        The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of March 2, 2019, our annual interest expense would change by approximately $13.3 million. Our annual interest expense would change by approximately $8.9 million when considering the benefit of the Cap which became effective on March 21, 2019.

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

(b)   Internal Control Over Financial Reporting

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of March 2, 2019, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

  Attestation Report of the Independent Registered Public Accounting Firm

        The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our internal control over financial reporting is included after the next paragraph.

(c)   Changes in Internal Control Over Financial Reporting

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended March 2, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rite Aid Corporation

Opinion on Internal Control over Financial Reporting

        We have audited the internal control over financial reporting of Rite Aid Corporation and subsidiaries (the "Company") as of March 2, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 2, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 2, 2019, of the Company and our report dated April 25, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 25, 2019

Item 9B.    Other Information

        None

PART III

        We intend to file with the SEC a definitive proxy statement for our 2019 Annual Meeting of Stockholders, to be held on or before July 17, 2019, pursuant to Regulation 14A not later than 120 days after March 2, 2019. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from that proxy statement.

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

3.     Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Asset Purchase Agreement, dated September 18, 2017, among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Walgreen Co.*	Exhibit 2.1 to Form 8-K, filed on September 19, 2017
2.2	Agreement and Plan of Merger, dated February 18, 2018, among Rite Aid Corporation, Albertsons Companies, Inc., Ranch Acquisition II LLC and Ranch Acquisition Corp.*	Exhibit 2.1 to Form 8-K, filed on February 20, 2018
2.3	Termination Agreement, dated as of August 8, 2018, among Rite Aid Corporation, Albertsons Companies, Inc., Ranch Acquisition II LLC and Ranch Acquisition Corp.	Exhibit 2.1 to Form 8-K, filed on August 8, 2018
3.1	Amended and Restated Certificate of Incorporation, dated April 18, 2019	Exhibit 3.1 to Form 8-K, filed on April 18, 2019
3.2	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on December 28, 2018
4.1	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company's 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
4.2
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and U.S. Bank Trust National Association (as successor trustee to Morgan Guaranty Trust Company of New York) to the Indenture dated as of August 1, 1993, between Rite Aid Corporation and Morgan Guaranty Trust Company of New York, relating to the Company's 7.70% Notes due 2027	Exhibit 4.1 to Form 8-K filed on February 7, 2000
4.3	Indenture, dated as of December 21, 1998, between Rite Aid Corporation, as issuer, and Harris Trust and Savings Bank, as trustee, related to the Company's 6.875% Notes due 2028	Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-74751, filed on March 19, 1999
4.4
	Supplemental Indenture, dated as of February 3, 2000, between Rite Aid Corporation and Harris Trust and Savings Bank to the Indenture, dated December 21, 1998, between Rite Aid Corporation and Harris Trust and Savings Bank, related to the Company's 6.875% Notes due 2028	Exhibit 4.4 to Form 8-K, filed on February 7, 2000
4.5	Registration Rights Agreement, dated as of February 10, 2015, by and among Rite Aid Corporation, TPG VI Envision, L.P., TPG VI DE BDH, L.P. and Envision Rx Options Holdings Inc.	Exhibit 10.3 to Form 8-K, filed on February 13, 2015
4.6
	Indenture, dated as of April 2, 2015, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company's 6.125% Senior Notes due 2023	Exhibit 4.1 to Form 8-K, filed on April 2, 2015

Exhibit Numbers	Description	Incorporation By Reference To
4.8	Supplemental Indenture, dated as of August 23, 2018, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of April 2, 2015, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company's 6.125% Senior Notes due 2023	Exhibit 4.1 to Form 8-K filed on August 23, 2018
4.9
	Supplemental Indenture, dated as of February 8, 2019, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of April 2, 2015, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company's 6.125% Senior Notes due 2023	Filed herewith
10.1	2000 Omnibus Equity Plan	Included in Proxy Statement dated October 24, 2000
10.2	2001 Stock Option Plan	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.3	2004 Omnibus Equity Plan	Exhibit 10.4 to Form 10-K, filed on April 29, 2005
10.4	2006 Omnibus Equity Plan	Exhibit 10 to Form 8-K, filed on January 22, 2007
10.5	2010 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.6	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.7	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan	Exhibit 10.8 to Form 10-K, filed on April 23, 2013
10.8	2012 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
10.9	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan	Exhibit 10.10 to Form 10-K, filed on April 23, 2013
10.10	2014 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 23, 2014
10.11	Form of Award Agreement	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.12	Supplemental Executive Retirement Plan	Exhibit 10.6 to Form 10-K, filed on April 28, 2010
10.13	Executive Incentive Plan for Officers of Rite Aid Corporation	Exhibit 10.1 to Form 8-K, filed on February 24, 2012

Exhibit Numbers	Description	Incorporation By Reference To
10.14	Amended and Restated Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of January 21, 2010	Exhibit 10.7 to Form 10-K, filed on April 28, 2010
10.15	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000	Exhibit 10.1 to Form 10-Q, filed on December 22, 2005
10.16	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of December 18, 2008	Exhibit 10.4 to Form 10-Q, filed on January 7, 2009
10.17	Employment Agreement, dated as of July 24, 2014, by and between Rite Aid Corporation and Darren W. Karst	Exhibit 10.2 to Form 10-Q, filed on October 2, 2014
10.18	Letter Agreement, dated October 26, 2015, to the Employment Agreement by and between Rite Aid Corporation and Darren W. Karst, dated as of July 24, 2014	Exhibit 10.1 to Form 8-K, filed on October 28, 2015
10.19	Employment Agreement by and between Rite Aid Corporation and Jocelyn Konrad dated as of August 18, 2015	Exhibit 10.1 to Form 10-Q, filed on January 6, 2016
10.20	Employment Agreement by and between Rite Aid Corporation and Bryan Everett dated as of June 22, 2015	Exhibit 10.2 to Form 10-Q, filed on January 6, 2016
10.21	Employment Agreement by and between Rite Aid Corporation and David Abelman dated as of August 3, 2015	Exhibit 10.3 to Form 10-Q, filed on January 6, 2016
10.22	Form of Retention Award Agreement	Exhibit 10.1 to Form 8-K, filed on January 7, 2016
10.23	Form of December 31, 2015 Retention Award Agreement	Exhibit 10.2 to Form 8-K, filed on January 7, 2016
10.24	Credit Agreement, dated as of December 20, 2018, among Rite Aid Corporation, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on December 20, 2018
10.25
	Amended and Restated Collateral Trust and Intercreditor Agreement, including the related definitions annex, dated as of June 5, 2009, among Rite Aid Corporation, each subsidiary named therein or which becomes a party thereto, Wilmington Trust Company, as collateral trustee, Citicorp North America, Inc., as senior collateral processing agent, The Bank of New York Trust Company, N.A., as trustee under the 2017 7.5% Note Indenture (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee under the 2016 10.375% Note Indenture (as defined therein), and each other Second Priority Representative and Senior Representative which becomes a party thereto	Exhibit 10.3 to Form 8-K, filed on June 11, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.26	Standstill Agreement, dated as of February 18, 2018, among Rite Aid Corporation, Albertsons Companies, Inc. and Cerberus Capital Management, L.P.	Exhibit 10.1 to Form 8-K, filed on February 20, 2018
10.27	Employment Agreement by and between RxOptions, LLC and its affiliates operating the EnvisionRXOptions business and Ben Bulkley dated February 15, 2019	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.
The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at March 2, 2019 and March 3, 2018, (ii) Consolidated Statements of Operations for the fiscal years ended March 2, 2019, March 3, 2018, and March 4, 2017, (iii) Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended March 2, 2019, March 3, 2018, and March 4, 2017, (iv) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 2, 2019, March 3, 2018, and March 4, 2017, (v) Consolidated Statements of Cash Flows for the fiscal years ended March 2, 2019, March 3, 2018, and March 4, 2017 and (vi) Notes to Consolidated Financial Statements, tagged in detail.

*
Certain schedules and/or exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and Rite Aid Corporation agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rite Aid Corporation

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the "Company") as of March 2, 2019 and March 3, 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended March 2, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 2, 2019 and March 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 2, 2019, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 2, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 25, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.

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
April 25, 2019

We have served as the Company's auditor since 1999.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 2, 2019	March 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$144,353	$447,334
Accounts receivable, net	1,788,712	1,869,100
Inventories, net	1,871,941	1,799,539
Prepaid expenses and other current assets	179,132	181,181
Current assets held for sale	117,581	438,137

Total current assets	4,101,719	4,735,291
Property, plant and equipment, net	1,308,514	1,431,246
Goodwill	1,108,136	1,421,120
Other intangibles, net	448,706	590,443
Deferred tax assets	409,084	594,019
Other assets	215,208	217,208

Total assets	$7,591,367	$8,989,327

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$16,111	$20,761
Accounts payable	1,618,585	1,651,363
Accrued salaries, wages and other current liabilities	808,439	1,231,736
Current liabilities held for sale	—	560,205

Total current liabilities	2,443,135	3,464,065
Long-term debt, less current maturities	3,454,585	3,340,099
Lease financing obligations, less current maturities	24,064	30,775
Other noncurrent liabilities	482,893	553,378

Total liabilities	6,404,677	7,388,317
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 54,016 and 53,366	54,016	53,366
Additional paid-in capital	5,876,977	5,864,664
Accumulated deficit	(4,713,244)	(4,282,471)
Accumulated other comprehensive loss	(31,059)	(34,549)

Total stockholders' equity	1,186,690	1,601,010

Total liabilities and stockholders' equity	$7,591,367	$8,989,327

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	March 2, 2019 (52 Weeks)	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)
Revenues	$21,639,557	$21,528,968	$22,927,540
Costs and expenses:
Cost of revenues	16,963,205	16,748,863	17,862,833
Selling, general and administrative expenses	4,592,375	4,651,262	4,776,995
Lease termination and impairment charges	107,994	58,765	45,778
Goodwill and intangible asset impairment charges	375,190	261,727	—
Interest expense	227,728	202,768	200,065
Loss on debt retirements, net	554	—	—
Walgreens Boots Alliance merger termination fee	—	(325,000)	—
Gain on sale of assets, net	(38,012)	(25,872)	(6,649)

	22,229,034	21,572,513	22,879,022

(Loss) income from continuing operations before income taxes	(589,477)	(43,545)	48,518
Income tax expense	77,477	305,987	44,438

Net (loss) income from continuing operations	(666,954)	(349,532)	4,080
Net income (loss) from discontinued operations, net of tax	244,741	1,293,002	(27)

Net (loss) income	$(422,213)	$943,470	$4,053

Computation of income attributable to common stockholders:
(Loss) income from continuing operations attributable to common stockholders—basic and diluted	$(666,954)	$(349,532)	$4,080
Income (loss) from discontinued operations attributable to common stockholders—basic and diluted	244,741	1,293,002	(27)

(Loss) income attributable to common stockholders—basic and diluted	$(422,213)	$943,470	$4,053

Basic (loss) income per share:
Continuing operations	$(12.62)	$(6.66)	$0.08
Discontinued operations	$4.63	$24.64	$(0.00)

Net basic (loss) income per share	$(7.99)	$17.98	$0.08

Diluted (loss) income per share:
Continuing operations	$(12.62)	$(6.66)	$0.08
Discontinued operations	$4.63	$24.64	$(0.00)

Net diluted (loss) income per share	$(7.99)	$17.98	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended
	March 2, 2019 (52 Weeks)	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)
Net (loss) income	$(422,213)	$943,470	$4,053
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $1,765, $4,842 and $3,600 tax expense	3,490	7,255	5,464

Total other comprehensive income	3,490	7,255	5,464

Comprehensive (loss) income	$(418,723)	$950,725	$9,517

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Total
BALANCE FEBRUARY 27, 2016	52,387	52,387	$5,818,032	$(5,241,210)	$(47,781)	$581,428
Net income				4,053		4,053
Other comprehensive income:
Changes in Defined Benefit Plans, net of $3,600 tax expense					5,464	5,464

Comprehensive income						9,517
Exchange of restricted shares for taxes	(40)	(40)	(6,215)			(6,255)
Issuance of restricted stock	181	181	(181)			—
Cancellation of restricted stock	(21)	(21)	21			—
Amortization of restricted stock balance			12,588			12,588
Stock-based compensation expense			9,989			9,989
Tax benefit from exercise of stock options and restricted stock vesting			(148)			(148)
Stock options exercised	178	178	6,773			6,951

BALANCE MARCH 4, 2017	52,685	$52,685	$5,840,859	$(5,237,157)	$(42,317)	$614,070

Net income				943,470		943,470
Other comprehensive income:
Changes in Defined Benefit Plans, net of $4,842 tax expense					7,255	7,255

Comprehensive income						950,725
Adoption of ASU 2016-09				11,729		11,729
Adoption of ASU 2018-02				(513)	513	—
Exchange of restricted shares for taxes	(73)	(73)	(4,030)			(4,103)
Issuance of restricted stock	693	693	(693)			—
Cancellation of restricted stock	(180)	(180)	180			—
Amortization of restricted stock balance			18,365			18,365
Stock-based compensation expense			2,761			2,761
Amortization of performance-based incentive plans			1,667			1,667
Stock options exercised	241	241	5,555			5,796

BALANCE MARCH 3, 2018	53,366	$53,366	$5,864,664	$(4,282,471)	$(34,549)	$1,601,010

Net loss				(422,213)		(422,213)
Other comprehensive income:
Changes in Defined Benefit Plans, net of $1,765 tax expense					3,490	3,490

Comprehensive loss						(418,723)
Adoption of ASU 2014-09				(8,560)		(8,560)
Exchange of restricted shares for taxes	(70)	(70)	(2,349)			(2,419)
Issuance of restricted stock	709	709	(709)			—
Cancellation of restricted stock	(88)	(88)	88			—
Amortization of restricted stock balance			14,628			14,628
Stock-based compensation expense			(1,539)			(1,539)
Stock options exercised	99	99	2,194			2,293

BALANCE MARCH 2, 2019	54,016	$54,016	$5,876,977	$(4,713,244)	$(31,059)	$1,186,690

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	March 2, 2019 (52 Weeks)	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)
OPERATING ACTIVITIES:
Net (loss) income	$(422,213)	$943,470	$4,053
Net income (loss) from discontinued operations, net of tax	244,741	1,293,002	(27)

Net (loss) income from continuing operations	$(666,954)	$(349,532)	$4,080
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	357,882	386,057	407,366
Lease termination and impairment charges	107,994	58,765	45,778
Goodwill and intangible asset impairment charges	375,190	261,727	—
LIFO charge (credit)	23,354	(28,827)	(3,721)
Gain on sale of assets, net	(38,012)	(25,872)	(6,649)
Stock-based compensation expense	12,115	25,793	23,482
Loss on debt retirements, net	554	—	—
Changes in deferred taxes	95,638	260,411	35,038
Excess tax benefit on stock options and restricted stock	—	—	(543)
Changes in operating assets and liabilities:
Accounts receivable	(75,844)	(349,481)	(159,590)
Inventories	(44,645)	18,835	(49,381)
Accounts payable	125,925	211,511	39,542
Other assets	1,000	(10,082)	(50,986)
Other liabilities	(439,906)	52,165	(101,389)

Net cash (used in) provided by operating activities of continuing operations	(165,709)	511,470	183,027

INVESTING ACTIVITIES:
Payments for property, plant and equipment	(196,778)	(185,879)	(254,149)
Intangible assets acquired	(47,911)	(28,885)	(39,648)
Proceeds from insured loss	—	4,239	—
Proceeds from sale-leaseback transactions	2,587	—	—
Proceeds from dispositions of assets and investments	43,550	27,586	16,852

Net cash used in investing activities of continuing operations	(198,552)	(182,939)	(276,945)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	450,000	—	—
Net proceeds from (payments to) revolver	875,000	(265,000)	330,000
Principal payments on long-term debt	(440,370)	(9,882)	(16,588)
Change in zero balance cash accounts	(59,481)	35,605	43,080
Net proceeds from the issuance of common stock	2,294	5,796	6,951
Financing fees paid for early debt redemption	(171)	—	—
Excess tax benefit on stock options and restricted stock	—	—	543
Deferred financing costs paid	(21,564)	—	—
Payment for taxes related to net share settlement of equity awards	(2,419)	(4,103)	(6,254)

Net cash provided by (used in) financing activities of continuing operations	803,289	(237,584)	357,732

Cash flows from discontinued operations:
Operating activities of discontinued operations	(62,956)	(245,126)	49,090
Investing activities of discontinued operations	664,740	3,496,222	(187,314)
Financing activities of discontinued operations	(1,343,793)	(3,140,119)	(4,651)

Net cash (used in) provided by discontinued operations	(742,009)	110,977	(142,875)

(Decrease) increase in cash and cash equivalents	(302,981)	201,924	120,939
Cash and cash equivalents, beginning of year	447,334	245,410	124,471

Cash and cash equivalents, end of year	$144,353	$447,334	$245,410

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

  Description of Business

        The Company is a Delaware corporation and through its 100% owned subsidiaries, operates a pharmacy retail healthcare company in the United States of America. The Company operates through its two reportable segments: the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy segment operates one of the largest retail drugstore chains in the United States, with 2,469 stores in operation as of March 2, 2019. The Retail Pharmacy segment's drugstores' primary business is the sale of brand and generic prescription drugs. The Retail Pharmacy segment also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line. The Pharmacy Services segment operates both transparent and traditional pharmacy benefit management ("PBM") businesses; mail-order and specialty pharmacy services through EnvisionPharmacies; a claims adjudication software platform through Laker Software; and a national Medicare Part D prescription drug plan through Envision Insurance Company ("EIC"). See Note 20 for additional details on the Company's reportable segments.

        The discussion and presentation of the operating and financial results of our business segments have been impacted by the following event.

        Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement (the "Amended and Restated Asset Purchase Agreement"), dated as of September 18, 2017, by and among Rite Aid, WBA and Walgreen Co., an Illinois corporation and 100% owned subsidiary of WBA ("Buyer"), Buyer agreed to purchase from Rite Aid 1,932 stores (the "Acquired Stores"), three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of approximately $4,375,000, on a cash free, debt free basis (the "Asset Sale" or the "Sale"). As of March 2, 2019, the Company has sold all 1,932 Acquired Stores, one distribution center, and related assets to WBA in exchange for proceeds of $4,217,937, which were used to repay outstanding debt. Based on its magnitude and because the Company has exited certain markets, the Sale represents a significant strategic shift that has a material effect on the Company's operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Asset Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the assets and liabilities to be sold, including the 1,932 Acquired Stores, three distribution centers, related inventory and other specified assets and liabilities related thereto (collectively the "Assets to be Sold" or "Disposal Group") to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended March 2, 2019 and March 3, 2018, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, corporate support activities related to the Disposal Group were not reclassified to discontinued operations. See additional information as provided in Note 3 Asset Sale to WBA.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        Revenues for the Company are as follows:

	Year Ended
	March 2, 2019 (52 Weeks)	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)
Retail Pharmacy segment:
Pharmacy sales	$10,391,539	$10,328,376	$11,072,480
Front-end sales	5,215,152	5,348,613	5,538,352
Other revenue	150,461	155,636	155,788

Total Retail Pharmacy segment	15,757,152	15,832,625	16,766,620
Pharmacy Services segment revenue	6,093,688	5,896,669	6,393,884
Intersegment elimination	(211,283)	(200,326)	(232,964)

Total revenue	$21,639,557	$21,528,968	$22,927,540

        Sales of prescription drugs for our Retail Pharmacy segment represented approximately 66.6%, 65.9% and 66.0% of the Company's total drugstore sales in fiscal years 2019, 2018 and 2017, respectively. The Retail Pharmacy segment's principal classes of products in fiscal 2019 were the following:

Product Class	Percentage of Sales
Prescription drugs	66.6%
Over-the-counter medications and personal care	10.8%
Health and beauty aids	5.0%
General merchandise and other	17.6%

  Fiscal Year

        The Company's fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal year ended March 2, 2019 included 52 weeks. The fiscal year ended March 3, 2018 included 52 weeks. The fiscal year ended March 4, 2017 included 53 weeks.

  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all of its 100% owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand and highly liquid investments, which are readily convertible to known amounts of cash and which have original maturities of three months or less when purchased.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

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

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

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

        The Company capitalizes direct internal and external development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2019, 2018 and 2017, the Company capitalized costs of approximately $13,716, $13,940 and $6,189, respectively.

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

  Indefinite lifed assets

        The Company has a single indefinite-lived intangible asset consisting of a trade name. Intangible assets that are determined to have an indefinite life are not amortized, but are required to be evaluated at least annually for impairment. If the carrying value of an individual indefinite-lived intangible asset

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

exceeds its fair value, such individual indefinite-lived intangible asset is impaired by the amount of the excess.

  Deferred Financing Costs

        Costs incurred to issue debt are deferred and amortized as a component of interest expense over the terms of the related debt agreements. Amortization expense of deferred financing costs was $10,761, $8,403 and $4,696 for fiscal 2019, 2018 and 2017, respectively.

  Revenue Recognition

  Retail Pharmacy Segment

        For front-end sales, the Retail Pharmacy segment recognizes revenues upon the transfer of control of the goods to the customer. The Company satisfies its performance obligation at the point of sale for front-end transactions. The Retail Pharmacy segment front-end revenue is measured based on the amount of fixed consideration that we expect to receive, net of an allowance for estimated future returns. Return activity is immaterial to revenues and results of operations in all periods presented.

        For pharmacy sales, the Retail Pharmacy segment recognizes revenue upon the transfer of control of the goods to the customer. The Company satisfies its performance obligation, upon pickup by the customer, which is when the customer takes title to the product. Each prescription claim represents an individual arrangement with the customer and is a performance obligation, separate and distinct from other prescription claims. The Company's revenue is measured based on the amount of fixed consideration that we expect to receive, reduced by refunds owed to the third party payor for pricing guarantees and performance against defined value-based service and performance metrics. The inputs to these estimates are not highly subjective or volatile. The effect of adjustments between estimated and actual amounts have not been material to the Company's results of operations or financial position. Prescriptions are generally not returnable.

        The Retail Pharmacy segment offers a chain-wide loyalty card program titled wellness +. Individual customers are able to become members of the wellness + program. Members participating in the wellness + loyalty card program earn points on a calendar year basis for eligible front-end merchandise purchases and qualifying prescription purchases. One point is awarded for each dollar spent towards front-end merchandise and 25 points are awarded for each qualifying prescription.

        Members reach specific wellness + tiers based on the points accumulated during the calendar year, which entitles such customers to certain future discounts and other benefits upon reaching that tier. For example, any customer that reaches 1,000 points in a calendar year achieves the "Gold" tier, enabling him or her to receive a 20% discount on qualifying purchases of front-end merchandise for the remaining portion of the calendar year and also the next calendar year. There is also a similar "Silver" level with a lower threshold and benefit level.

        Points earned pursuant to the wellness+ program represent a performance obligation and the Company allocates revenue between the merchandise purchased and the wellness + points based on the relative stand-alone selling price of each performance obligation. The relative value of the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

wellness + points is initially deferred as a contract liability (included in other current and noncurrent liabilities). As members receive discounted front-end merchandise or when the benefit period expires, the Retail Pharmacy segment recognizes an allocable portion of the deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $63,720 as of March 2, 2019, of which $51,042 is included in other current liabilities and $12,678 is included in noncurrent liabilities. The Retail Pharmacy segment had accrued contract liabilities of $63,851 as of March 3, 2018, of which $50,036 is included in other current liabilities and $13,815 is included in noncurrent liabilities.

        The wellness + program also allows a customer to earn Bonus Cash based on qualifying purchases. Wellness + Rewards members have the opportunity to redeem their accumulated Bonus Cash on a future purchase with a 60 day expiration window.

        For a majority of the Bonus Cash issuances, funding is provided by our vendors through contractual arrangements. This funding is treated as a contract liability and remains a contract liability until (i) wellness + Rewards members redeem their Bonus Cash, or (ii) wellness + Rewards members allow the Bonus Cash to expire. Upon utilization or expiration of the benefit period, the Retail Pharmacy segment recognizes an allocable portion of the accrued contract liability into revenue. For Bonus Cash issuances that are not vendor funded, the contract liability is recorded at the time of issuance through a reduction to revenues, and not recognized until the Bonus Cash is redeemed or expires.

  Pharmacy Services Segment

        The Pharmacy Services segment sells prescription drugs indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy. The Pharmacy Services segment recognizes revenue from prescription drugs sold by (i) its mail service dispensing pharmacy and (ii) under retail pharmacy network contracts where it is the principal at the contract prices negotiated with its clients, primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States. Revenues include: (i) the portion of the price the client pays directly to the Pharmacy Services segment, net of any volume-related or other discounts paid back to the client (see "Drug Discounts" below), (ii) the price paid to the Pharmacy Services segment by client plan members for mail order prescriptions ("Mail Co-Payments"), (iii) client plan member copayments made directly to the retail pharmacy network and (iv) administrative fees. Revenue is recognized when the Pharmacy Services segment meets its performance obligations relative to each transaction type. The following revenue recognition policies have been established for the Pharmacy Services segment:

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

  •
  Revenues generated from prescription drugs sold by the Pharmacy Services segment's mail service dispensing pharmacy are recognized when the prescription is shipped. At the time of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

    shipment, the Pharmacy Services segment has performed all of its performance obligations under its client contracts, as control of and title to the product has passed to the client plan members. The Pharmacy Services segment does not experience a significant level of returns or reshipments.

  •
  Revenues generated from administrative fees based on membership or claims volume are recognized monthly based on the terms within the individual contracts, either a monthly member based fee, or a claims volume based fee.

        In the majority of its contracts, the Pharmacy Services segment is the principal because its client contracts give clients the right to obtain access to its pharmacy contracts under which the Pharmacy Services segment directs its pharmacy network to provide the services (drug dispensing, consultation, etc.) and goods (prescription drugs) to the clients' members at its negotiated pricing. The Pharmacy Services segment's obligations under its client contracts are separate and distinct from its obligations to the third party pharmacies included in its retail pharmacy network contracts. In the majority of these contracts, the Pharmacy Services segment is contractually required to pay the third party pharmacies in its retail pharmacy network for products sold after payment is received from its clients. The Pharmacy Services segment has control over these transactions until the prescription is transferred to the member and, thus, that it is acting as a principal. As such, the Pharmacy Services segment records the total prescription price contracted with clients in revenues.

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

        Medicare Part D—The Pharmacy Services segment, through its EIC subsidiary, participates in the federal government's Medicare Part D program as a Prescription Drug Plan ("PDP"). Please refer to Note 9, Medicare Part D.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

Disaggregation of Revenue

        The following tables disaggregate the Company's revenue by major source in each segment for the fiscal year ended March 2, 2019:

In thousands	March 2, 2019
Retail Pharmacy segment:
Pharmacy sales	$10,391,539
Front-end sales	5,215,152
Other revenue	150,461

Total Retail Pharmacy segment	15,757,152
Pharmacy Services segment	6,093,688
Intersegment elimination	(211,283)

Total revenue	$21,639,557

Impact of New Revenue Recognition Standard on Financial Statement Line Items

        The Company adopted the new revenue standard using the modified retrospective method. The cumulative effect of applying the new standard to all contracts was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue standard, the following adjustments were made to accounts on the consolidated balance sheet as of March 4, 2018:

	Impact of Change in Accounting Policy
In thousands	As Reported March 3, 2018	Adjustments	Adjusted March 4, 2018
Consolidated Balance Sheet:
Accounts receivable, net	$1,869,100	$(57,897)	$1,811,203
Inventories, net	1,799,539	51,121	1,850,660
Deferred tax assets	594,019	(1,784)	592,235
Total assets	8,989,327	(8,560)	8,980,767
Accumulated deficit	(4,282,471)	(8,560)	(4,291,031)
Total shareholders' equity	1,601,010	(8,560)	1,592,450

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

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

which include inbound freight costs from the vendor, distribution payroll and benefit costs, distribution center occupancy costs and depreciation expense and delivery expenses to the stores.

  Pharmacy Services Segment

        The Pharmacy Services segment's cost of revenues includes the cost of prescription drugs sold during the reporting period indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy. The cost of prescription drugs sold component of cost of revenues includes: (i) the cost of the prescription drugs purchased from manufacturers or distributors and shipped to members in clients' benefit plans from the Pharmacy Services segment's mail service dispensing pharmacy, net of any volume-related or other discounts (see the section entitled "Vendor Rebates and Allowances and Purchase Discounts" below) and (ii) the cost of prescription drugs sold through the Pharmacy Services segment's retail pharmacy network under contracts where it is the principal, net of any volume-related or other discounts.

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

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

contracts and fees from pharmaceutical manufacturers for administrative services. Purchase discounts and administrative service fees are recorded as a reduction of cost of revenues.

  Reinsurance

        To minimize risk and statutory capital requirements, EIC enters into quota share reinsurance agreements with unaffiliated reinsurers whereby they assume a quota share percentage of the Company's Medicare Part D program. The net revenue and net cost of revenue for EIC has been reduced by the amounts ceded to reinsurers under these agreements. EIC does not have a reinsurance agreement in place for its individual and most of its group prescription drug policies for calendar 2018 and calendar 2019. EIC has quota share reinsurance for certain group prescription drug policies for calendar 2018 and calendar 2019.

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

  Advertising

        Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2019, 2018 and 2017 were $147,519, $161,826 and $181,438, respectively.

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

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

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

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

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

  Significant Concentrations

  Retail Pharmacy Segment

        The Company's pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third party payor that agrees to pay for all or a portion of a customer's eligible prescription purchases. During fiscal 2019, the top five third party payors accounted for approximately 80.4% of the Company's pharmacy sales. The largest third party payor, Caremark, represented 28.3% and 27.2% of pharmacy sales during fiscal 2019 and fiscal 2018, respectively. The largest third party payor during fiscal 2017, Express Scripts, represented 26.0% of pharmacy sales. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

        During fiscal 2019, state sponsored Medicaid agencies and related managed care Medicaid payors accounted for approximately 19.1% of the Company's pharmacy sales, the largest of which was approximately 1.8% of the Company's pharmacy sales. During fiscal 2019, approximately 35.8% of the Company's pharmacy sales were to customers covered by Medicare Part D. Any significant loss of third-party payor business could have a material adverse effect on the Company's business and results of operations.

        During fiscal 2019, the Company purchased brand and generic pharmaceuticals, which amounted to approximately 99.0% of the dollar volume of its prescription drugs from McKesson Corporation ("McKesson") under its expanded agreement executed on February 17, 2014 and amended in fiscal 2019 for our pharmaceutical purchasing and distribution whereby McKesson assumed responsibility for purchasing essentially all of the brand and generic medications the Company dispenses as well as providing a new direct store delivery model to all of the Company's stores. If the Company's relationship with McKesson was disrupted, it could temporarily have difficulty filling prescriptions for brand-named and generic drugs until it executed a replacement wholesaler agreement or developed and implemented self-distribution processes.

  Pharmacy Services Segment

        The Pharmacy Services segment, through its EIC subsidiary, participates in the federal government's Medicare Part D program as a PDP. During fiscal 2019, fiscal 2018 and fiscal 2017, net revenues of $391,024 (1.8% of consolidated revenues), $203,361 (1.0% of consolidated revenues) and $223,077 (1.0% of consolidated revenues), respectively, include insurance premiums earned by the PDP, which are determined based on the PDP's annual bid and related contractual arrangements with CMS.

        EIC had previously entered into a quota share reinsurance agreement with Swiss Re Life & Health America Inc. ("Swiss Re") whereby they assume a quota share percentage of the Company's Medicare Part D program. Fifty percent of the net revenue and net cost of revenue for EIC has been ceded to Swiss Re under this agreement. EIC does not have a reinsurance agreement in place for its individual and most of its group prescription drug policies for calendar 2018 and calendar 2019. EIC has quota share reinsurance for certain group prescription drug policies for calendar 2018 and calendar 2019.

  Derivatives

        The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap or cap agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by ASC 815, "Derivatives and Hedging." As of March 2, 2019 and March 3, 2018, the Company had no interest rate swap arrangements or other derivatives. On March 15, 2019, the Company entered into an interest rate cap ("Cap"), which has been assigned to the variable interest rate payments on the first $650.0 million notional amount of variable rate indebtedness. The Cap has an effective date of March 21, 2019 and expires on March 21, 2021. The Cap provides the Company with interest rate protection in the event that LIBOR increases above 2.75%.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

  Recently Adopted Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU No. 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which amends the principal-versus-agent implementation guidance and in April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which amends the guidance in those areas in the new revenue recognition standard. These ASUs, collectively the "new revenue standard", are effective for annual reporting periods (including interim reporting periods within those periods) beginning January 1, 2018.

        The Company adopted the new revenue standard as of March 4, 2018 using the modified retrospective method and applying the new standard to all contracts with customers. Therefore, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. In connection with the adoption of the new revenue standard, the Company identified one difference in its Retail Pharmacy segment related to the timing of revenue recognition for third party prescription revenues, which was historically recognized at the time the prescription was filled. Upon adoption of ASU No. 2014-09, this revenue is recognized at the time the customer takes possession of the merchandise. In connection with its March 4, 2018 adoption of the new revenue standard on a modified retrospective basis, the Company recorded a reduction to accounts receivable of $57,897, a reduction to deferred tax assets of $1,784, an increase to inventory of $51,121, and a corresponding increase to accumulated deficit of $8,560 within its Retail Pharmacy segment.

        In addition, the Company identified revenues under one specific rebate administration program under which the Company's Pharmacy Services segment was determined to be the principal and historically recognized revenues and cost of revenues on a gross basis of approximately $123,500 during fiscal 2018. Upon adoption of the new revenue standard, the Company is now recording revenue from this program on a net basis.

  Reclassification of the Statements of Cash Flows presentation

        During fiscal 2019, the Company expanded its disclosure on its Statements of Cash Flows to include changes in other assets separate from changes in other liabilities, which had historically been combined. Prior period amounts have been reclassified to conform to the current period presentation.

  Recasting of per-share amounts

        As previously announced, the Company implemented a reverse stock split of the Company's common stock at a reverse stock split ratio of 1-for-20. The Company's common stock began trading on a split-adjusted basis on the NYSE at the market open on April 22, 2019. Accordingly, all share and per-share amounts for the current period and prior periods have been recasted to reflect the reverse stock split.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies (Continued)

  Recently Issued Accounting Pronouncements Not Yet Adopted

        In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement benefits (Topic 715-20). This ASU amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This ASU is effective for fiscal years ending after December 15, 2020 and must be applied on a retrospective basis. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company's financial position.

        In February 2016, the FASB issued ASU No. 2016-02, Leases, (Topic 842) ("ASU-2016-02" or the "Lease Standard"), which is intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that engage in lease transactions (both lessee and lessor) of lease assets such as real estate and equipment. This ASU will require organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet a right of use asset ("ROU") and a lease liability for the obligations created by those leases. ASU No. 2016-02 is effective for fiscal years and interim periods within those years beginning January 1, 2019.

        During July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. Among other things, ASU 2018-11 provides administrative relief by allowing entities to implement the Lease Standard on the alternative transition method. Effectively, the alternative transition method permits adoption of the Lease Standard through an adjustment to its opening balance sheet for the period of adoption, with the cumulative effect accounted for as an adjustment to retained earnings, without restating prior periods. The Company will adopt this standard during the first quarter of fiscal 2020. Upon adoption, the Company currently expects to recognize ROU assets of approximately $3.1 billion and corresponding liabilities of approximately $3.3 billion for all lease obligations that are currently classified as operating leases, the majority of which are related to leases in the Company's retail stores. The Company does not anticipate a material impact on its consolidated results of operations and cash flows.

        In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), which is intended to provide entities with additional guidance to determine which software implementation costs to capitalize and which costs to expense. The ASU will allow entities to capitalize costs for implementation activities during the application development stage. ASU No. 2018-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2019 (fiscal 2020). Early adoption of ASU 2018-15 is permitted. The Company is in the process of assessing the impact of the adoption of ASU 2018-15, but does not expect adoption will have a material impact on the Company's financial position, results of operations and cash flows.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

2. Termination of the Merger Agreement with Albertsons Companies, Inc.

        On February 18, 2018, Rite Aid entered into an Agreement and Plan of Merger (the "Merger Agreement") with Albertsons, Ranch Acquisition II LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of Albertsons ("Merger Sub II") and Ranch Acquisition Corp., a Delaware corporation and a wholly-owned direct subsidiary of Merger Sub II ("Merger Sub" and, together with Merger Sub II, the "Merger Subs"). On August 8, 2018, Rite Aid, Albertsons and the Merger Subs entered into a Termination Agreement (the "Merger Termination Agreement") under which the parties mutually agreed to terminate the Merger Agreement. Subject to limited customary exceptions, the Merger Termination Agreement mutually releases the parties from any claims of liability to one another relating to the contemplated merger (the "Merger"). Under the terms of the Merger Agreement, neither Rite Aid nor Albertsons is responsible for any payments to the other party as a result of the termination of the Merger Agreement and Rite Aid is no longer subject to the interim operating covenants and restrictions contained in the Merger Agreement.

3. Asset Sale to WBA

        On September 18, 2017, the Company entered into the Amended and Restated Asset Purchase Agreement with WBA and Buyer, which amended and restated in its entirety the previously disclosed Asset Purchase Agreement, dated as of June 28, 2017, by and among the Company, WBA and Buyer. Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer agreed to purchase from the Company 1,932 Acquired Stores, three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of $4,375,000, on a cash-free, debt-free basis in the Sale.

        The Company announced on September 19, 2017 that the waiting period under the HSR Act, expired with respect to the Sale. The Company completed the store transfer process in March of 2018, which resulted in the transfer of all 1,932 stores and related assets to WBA, and the received of cash proceeds of $4,156,686.

        On September 13, 2018, the Company completed the sale of one of its distribution centers and related assets to WBA for proceeds of $61,251. The impact of the sale of the distribution center and related assets resulted in a pre-tax gain of $14,151, which has been included in the results of operations and cash flows of discontinued operations during the fifty-two week period ended March 2, 2019. The transfer of the remaining two distribution centers and related assets remains subject to minimal customary closing conditions applicable only to the distribution centers being transferred at such distribution center closings, as specified in the Amended and Restated Asset Purchase Agreement.

        The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. The Company has agreed to various covenants and agreements, including, among others, the Company's agreement to conduct its business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the distribution center closing. The Company has also agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the TSA, the Company provides various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

3. Asset Sale to WBA (Continued)

administrative activities. The initial term of the TSA continues until October 17, 2019 and may be extended for up to two additional periods of six months each upon WBA providing written notice to Rite Aid at least 90 days prior to the expiration of the then-current term. In connection with these services, the Company purchases the related inventory and incurs cash payments for the selling, general and administrative activities, which, the Company bills on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the fifty-two week periods ended March 2, 2019 and March 3, 2018 were $6,887,092 and $725,190, respectively, of which $293,662 and $354,321 is included in Accounts receivable, net. The Company charged WBA TSA fees of $80,277 during the fifty-two week period ended March 2, 2019 and $8,422 in the fifty-two week period ended March 3, 2018, which are reflected as a reduction to selling, general and administrative expenses.

        Based on its magnitude and because the Company exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company's operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposal Group to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended March 2, 2019 and March 3, 2018, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

        The carrying amount of the Assets to be Sold, which were included in the Retail Pharmacy segment, have been reclassified from their historical balance sheet presentation to current assets and liabilities held for sale as follows:

	March 2, 2019	March 3, 2018
Inventories	$68,233	$264,286
Property and equipment	49,348	158,433
Goodwill(a)	—	4,629
Intangible assets	—	10,789

Current assets held for sale	$117,581	$438,137

Current maturities of long-term lease financing obligations	$—	$270
Accrued salaries, wages and other current liabilities	—	6,146
Long-term debt, less current maturities(b)	—	549,549
Lease financing obligations, less current maturities	—	838
Other noncurrent liabilities	—	3,402

Current liabilities held for sale	$—	$560,205

(a)
The Company had $76,124 of goodwill in its Retail Pharmacy segment resulting from the acquisition of Health Dialog and RediClinic, which is accounted for as Retail Pharmacy

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

3. Asset Sale to WBA (Continued)

  segment enterprise goodwill. The Company has allocated a portion of its Retail Pharmacy segment enterprise goodwill to the discontinued operation.

(b)
In connection with the Sale, the Company had estimated that the Sale would generate in excess of $4.0 billion of cash proceeds, all of which was used to repay outstanding indebtedness.

        The operating results of the discontinued operations that are reflected on the consolidated statements of operations within net income (loss) from discontinued operations are as follows:

	March 2, 2019 (52 weeks)	March 3, 2018 (52 weeks)	March 4, 2017 (53 weeks)
Revenues	$34,889	$8,686,397	$10,050,049
Costs and expenses:
Cost of revenues(a)	24,271	6,406,067	7,340,691
Selling, general and administrative expenses(a)	20,681	2,134,276	2,465,364
Lease termination and impairment charges	—	77	9,516
Loss on debt retirements, net	22,646	8,180	—
Interest expense(b)	4,616	224,300	231,926
Gain on stores sold to Walgreens Boots Alliance	(374,619)	(2,128,832)	—
Loss (gain) on sale of assets, net	1,486	(377)	2,625

	(300,919)	6,643,691	10,050,122

Income (loss) from discontinued operations before income taxes	335,808	2,042,706	(73)
Income tax expense	91,067	749,704	46

Net income (loss) from discontinued operations, net of tax	$244,741	$1,293,002	$(27)

(a)
Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.

(b)
In accordance with ASC 205-20, the operating results for the fifty-two week period ended March 2, 2019, the fifty-two week period ended March 3, 2018 and the fifty-three week period ended March 4, 2017, respectively, for the discontinued operations include interest expense relating to outstanding indebtedness repaid with the estimated excess proceeds from the Sale.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

3. Asset Sale to WBA (Continued)

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

	March 2, 2019 (52 Weeks)	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)
Basic and diluted (loss) income per share:
Numerator:
(Loss) income from continuing operations attributable to common stockholders—basic and diluted	$(666,954)	$(349,532)	$4,080
Income (loss) from discontinued operations attributable to common stockholders—basic and diluted	244,741	1,293,002	(27)

(Loss) income attributable to common stockholders—basic and diluted	$(422,213)	$943,470	$4,053

Denominator:
Basic weighted average shares	52,854	52,481	52,221
Outstanding options and restricted shares, net	—	—	820

Diluted weighted average shares	52,854	52,481	53,041

Basic (loss) income per share:
Continuing operations	$(12.62)	$(6.66)	$0.08
Discontinued operations	4.63	24.64	(0.00)

Net basic (loss) income per share	$(7.99)	$17.98	$0.08

Diluted (loss) income per share:
Continuing operations	$(12.62)	$(6.66)	$0.08
Discontinued operations	4.63	24.64	(0.00)

Net diluted (loss) income per share	$(7.99)	$17.98	$0.08

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

4. (Loss) Income Per Share (Continued)

        Due to their antidilutive effect, 1,036, 374 and 160 potential common shares related to stock options have been excluded from the computation of diluted income per share as of March 2, 2019, March 3, 2018 and March 4, 2017, respectively. Also, excluded from the computation of diluted income per share as of March 2, 2019, March 3, 2018 and March 4, 2017 are restricted shares of 1,008, 610 and 0, respectively, which are included in shares outstanding.

        On April 10, 2019, the Company's Board of Directors approved a one-for-twenty reverse stock split of the Company's outstanding shares of common stock. The reverse stock split was effected on April 18, 2019 at 5:00 p.m. Eastern time. At the effective time, every twenty issued and outstanding shares of the Company's common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and in lieu thereof, each stockholder holding fractional shares was entitled to receive a cash payment (without interest or deduction) from the Company's transfer agent in an amount equal to such stockholder's respective pro rata shares of the total net proceeds from the Company's transfer agent sale of all fractional shares at the then-prevailing prices on the open market. In connection with the reverse stock split, the number of authorized shares of our common stock was also reduced on a one-for-twenty basis, from 1,500,000 to 75,000. The par value of each share of common stock remained unchanged. A proportionate adjustment was also made to the maximum number of shares issuable under the Company's 2014 Equity Incentive Plan.

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

        In performing the recoverability test, the Company compares the expected future cash flows of a store to the carrying amount of its assets. Significant judgment is used to estimate future cash flows. Major assumptions that contribute to its future cash flow projections include expected sales, gross profit and distribution expenses; expected costs such as payroll, occupancy costs and advertising expenses; and estimates for other significant selling, and general and administrative expenses. Many long-term macro-economic and industry factors are considered, both quantitatively and qualitatively, in the future cash

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

5. Lease Termination and Impairment Charges (Continued)

flow assumptions. In addition to current and expected economic conditions such as inflation, interest and unemployment rates that affect customer shopping patterns, the Company considers that it operates in a highly competitive industry which includes the actions of other national and regional drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Additionally, the Company takes into consideration that certain operating stores are executing specific improvement plans which are monitored quarterly to recoup recent capital investments, such as an acquisition of an independent pharmacy, which it has made to respond to specific competitive or local market conditions, or have specific programs tailored towards a specific geography or market.

        The Company recorded impairment charges of $63,492 in fiscal 2019, $37,873 in fiscal 2018 and $22,631 in fiscal 2017. The Company's methodology for recording impairment charges has been consistently applied in the periods presented.

        At March 2, 2019, $1,093.0 million of the Company's long-lived assets, including intangible assets, were associated with 2,469 active operating stores.

        If an operating store's estimated future undiscounted cash flows are not sufficient to cover its carrying value, its carrying value is reduced to fair value. Fair value is its estimated future discounted cash flows. The discount rate is commensurate with the risks associated with the recovery of a similar asset.

        An impairment charge is recorded in the period that the store does not meet its original return on investment and/or has an operating loss for the last two years and its projected cash flows do not exceed its current asset carrying value. The amount of the impairment charge is the entire difference between the current asset carrying value and its fair value which is the estimated future discounted cash flows. Most stores are fully impaired in the period that the impairment charge is originally recorded.

        The Company recorded impairment charges for active stores of $46,419 in fiscal 2019, $34,782 in fiscal 2018 and $20,623 in fiscal 2017.

        The Company reviews key performance results for active stores on a quarterly basis and approves certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors, in addition to, the active store's individual operating results. The Company recorded impairment charges for closed facilities of $2,788 in fiscal 2019, $3,091 in fiscal 2018 and $2,008 in fiscal 2017.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

5. Lease Termination and Impairment Charges (Continued)

        The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2019, 2018 and 2017:

	March 2, 2019		March 3, 2018		March 4, 2017
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Active stores:
Stores previously impaired(1)	288	$17,939	218	$7,313	174	$5,022
New, relocated and remodeled stores(2)	22	10,595	28	13,100	22	13,232
Remaining stores not meeting the recoverability test(3)	74	17,885	60	14,369	17	2,369

Total impairment charges—active stores	384	46,419	306	34,782	213	20,623
Total impairment charges—closed facilities	62	2,788	67	3,091	53	2,008
Total impairment charges—other(4)	—	14,285	—	—	—	—

Total impairment charges—all locations	446	$63,492	373	$37,873	266	$22,631

(1)
These charges are related to stores that were impaired for the first time in prior periods. Most active stores, requiring an impairment charge, are fully impaired in the first period that they do not meet their asset recoverability test. However, we do often make capital additions to certain stores to improve their operating results or to meet geographical competition, which if later are deemed to be unrecoverable, will be impaired in future periods. Of this total, 286, 215 and 173 stores for fiscal years 2019, 2018 and 2017 respectively have been fully impaired. Also included in these charges are an insignificant number of stores, which were only partially impaired in prior years based on our analysis that supported a reduced net book value greater than zero, but now require additional charges.

(2)
These charges are related to new stores (open at least three years) and relocated stores (relocated in the last two years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met their original return on investment projections and have a historical loss of at least two years. Their future cash flow projections do not recover their current carrying value. Of this total, 21, 23 and 18 stores for fiscal years 2019, 2018 and 2017 respectively have been fully impaired.

(3)
These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. Of this total, 72, 58 and 16 stores for fiscal years 2019, 2018 and 2017 respectively have been fully impaired.

(4)
These charges are due to the impairment of assets related to the termination of a project to replace the point of sale software used in the Company's stores.

        The primary drivers of its impairment charges are each store's current and historical operating performance and the assumptions that the Company makes about each store's operating performance in future periods. Projected cash flows are updated based on the next year's operating budget which

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

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

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of the impairment measurement date for which an impairment assessment was performed and total losses as of March 2, 2019 and March 3, 2018:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges March 2, 2019
Long-lived assets held and used	$—	$—	$8,116	$8,116	$(62,115)
Long-lived assets held for sale	—	1,545	—	1,545	(1,377)

Total	$—	$1,545	$8,116	$9,661	$(63,492)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values as of Impairment Date	Total Charges March 3, 2018
Long-lived assets held and used	$—	$2,893	$14,581	$17,474	$(36,752)
Long-lived assets held for sale	—	1,029	—	1,029	(1,121)

Total	$—	$3,922	$14,581	$18,503	$(37,873)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

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

        In fiscal 2019, 2018 and 2017, the Company recorded lease termination charges of $44,502, $20,892 and $23,147, respectively. These charges related to changes in future assumptions, interest accretion and provisions for 61 stores in fiscal 2019, 11 stores in fiscal 2018 and 17 stores in fiscal 2017.

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

	Year Ended
	March 2, 2019 (52 Weeks)	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)
Balance—beginning of year	$133,290	$165,138	$208,421
Provision for present value of noncancellable lease payments of closed stores	35,190	8,871	6,503
Changes in assumptions about future sublease income, terminations and change in interest rates	737	1,082	2,633
Interest accretion	9,741	11,439	14,186
Cash payments, net of sublease income	(54,912)	(53,240)	(66,605)

Balance—end of year	$124,046	$133,290	$165,138

        The Company's revenues and income before income taxes for fiscal 2019, 2018 and 2017 included results from stores that have been closed or are approved for closure as of March 2, 2019. The

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

5. Lease Termination and Impairment Charges (Continued)

revenue, operating expenses and income before income taxes of these stores for the periods are presented as follows:

	Year Ended
	March 2, 2019	March 3, 2018	March 4, 2017
Revenues	$165,598	$308,005	$433,709
Operating expenses	182,201	342,103	471,971
Gain from sale of assets	(38,113)	(18,222)	(1,036)
Other expenses	2,183	2,417	4,590
Income (loss) before income taxes	19,327	(18,293)	(41,816)
Included in these stores' loss before income taxes are:
Depreciation and amortization	621	1,742	3,560
Inventory liquidation charges	(5,523)	(2,828)	(187)

        The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues and operating expenses.

6. Fair Value Measurements

        The Company utilizes the three-level valuation hierarchy as described in Note 5 for the recognition and disclosure of fair value measurements.

        As of March 2, 2019 and March 3, 2018, the Company did not have any financial assets measured on a recurring basis. Please see Note 5 for fair value measurements of non-financial assets measured on a non-recurring basis.

  Other Financial Instruments

        Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of March 2, 2019 and March 3, 2018, the Company has $7,191 and $7,282, respectively, of investments carried at amortized cost as these investments are being held to maturity. These investments are included as a component of prepaid expenses and other current assets as of March 2, 2019 and as a component of other assets as of March 3, 2018. The Company believes the carrying value of these investments approximates their fair value.

        The fair value for LIBOR-based borrowings under the Company's senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company's other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

6. Fair Value Measurements (Continued)

considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $ 3,454,585 and $3,120,335, respectively, as of March 2, 2019. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $3,889,738 and $3,927,411, respectively, as of March 3, 2018. There were no outstanding derivative financial instruments as of March 2, 2019 and March 3, 2018.

7. Income Taxes

        On December 22, 2017 (the "Enactment Date"), H.R. 1, originally known as the Tax Cuts and Jobs Act, was enacted. The new law (Public Law No.115-97 hereinafter referred to as the "Tax Act") includes significant changes to the U.S. corporate income tax system including, but not limited to, lowering the statutory corporate tax rate from 35% to 21%, limiting or eliminating certain deductions and the repeal of Corporate AMT tax regime. The majority of the provisions are applicable to the Company for fiscal 2019. For fiscal 2018, the Company computed its income tax expense using a blended federal tax rate of 32.6%. The 21% federal tax rate applies to the fiscal year ending March 2, 2019 and each year thereafter.

        The provision for income tax expense (benefit) from continuing operations was as follows:

	Year Ended
	March 2, 2019 (52 Weeks)	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)
Current tax:
Federal	$(22,187)	$(210)	$—
State	9,866	51,279	14,600

	(12,321)	51,069	14,600
Deferred tax and other:
Federal	50,151	316,451	10,355
State	39,647	(61,533)	19,483

	89,798	254,918	29,838

Total income tax expense	$77,477	$305,987	$44,438

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

7. Income Taxes (Continued)

        A reconciliation of the expected statutory federal tax and the total income tax expense (benefit) from continuing operations was as follows:

	Year Ended
	March 2, 2019 (52 Weeks)	March 3, 2018 (52 Weeks)	March 4, 2017 (53 Weeks)
Federal statutory rate*	$(123,790)	$(14,202)	$16,982
Federal tax rate change	—	324,765	—
Nondeductible expenses	2,890	1,213	2,479
State income taxes, net	(12,605)	(22,836)	8,225
Increase (decrease) of previously recorded liabilities	(3,105)	27,295	(955)
Nondeductible compensation	1,798	654	1,157
Acquisition costs	—	696	4,023
Stock based compensation	3,478	8,363	—
Valuation allowance	212,252	(8,853)	14,718
Other	(3,441)	(11,108)	(2,191)

Total income tax expense	$77,477	$305,987	$44,438

*
Federal statutory rate included in the above table is 21.0%, 32.6% and 35.0%, respectively, for the fiscal years ended March 2, 2019, March 3, 2018 and March 4, 2017.

        Net income for fiscal 2019 from continuing operations included income tax expense of $77,477, of which $212,252 relates to the increase in valuation allowance for federal and state net deferred tax assets that may not be realized based on the Company's future projections of taxable income.

        Net income for fiscal 2018 from continuing operations included income tax expense of $305,987, of which $324,765 relates to the federal income tax rate change on the re-measurement of net deferred tax assets pursuant to the Tax Act. Additionally, the Company recorded within state income taxes the net impact of the Pennsylvania tax law change which resulted in a substantial increase to the state net operating loss carryforwards and a corresponding increase to the valuation allowance.

        Net income from continuing operations for fiscal 2017 included income tax expense of $44,438, which included an increase in valuation allowance of $14,718 primarily related to a reduction in estimated utilization of state NOLs and for expiring carryforwards.

        The Company recognized tax expense of $91,067, $749,704 and $46 within Net loss (income) from discontinued operations, net of tax, in the Statement of Operations in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The Company's effective income tax rate from discontinued operations included adjustments to the valuation allowance of $(2,417), $(32,870) and $15 for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

7. Income Taxes (Continued)

        The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at March 2, 2019 and March 3, 2018:

	2019	2018
Deferred tax assets:
Accounts receivable	$36,607	$39,182
Accrued expenses	107,356	113,493
Liability for lease exit costs	37,333	40,662
Pension, retirement and other benefits	87,397	104,494
Long-lived assets	320,561	246,793
Credits	48,884	85,555
Net operating losses	1,084,139	1,089,084

Total gross deferred tax assets	1,722,277	1,719,263
Valuation allowance	(1,091,416)	(896,800)

Total deferred tax assets	630,861	822,463
Deferred tax liabilities:
Outside basis difference	5,392	5,420
Inventory	215,588	223,024
Other	797	0

Total gross deferred tax liabilities	221,777	228,444

Net deferred tax assets	$409,084	$594,019

        A reconciliation of the beginning and ending amount of unrecognized tax benefits from continuing operations was as follows:

	2019	2018	2017
Unrecognized tax benefits	$230,210	$8,939	$10,676
Increases to prior year tax positions	155	—	16
Decreases to tax positions in prior periods	(111)	(1,015)	(626)
Increases to current year tax positions	—	224,408	26
Settlements	—	—	—
Divestitures	(543)	(1,607)	—
Lapse of statute of limitations	(9,872)	(515)	(1,153)

Unrecognized tax benefits balance	$219,839	$230,210	$8,939

        The amount of the above unrecognized tax benefits at March 2, 2019, March 3, 2018 and March 4, 2017 which would impact the Company's effective tax rate, if recognized, was $28,482, $31,377 and $892 respectively. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is remaining against the Company's net deferred tax assets.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

7. Income Taxes (Continued)

        The Company believes that it is reasonably possible that a decrease of up to $12,736 in unrecognized tax benefits related to state exposures may be necessary in the next twelve months however management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

        The Company recognizes interest and penalties related to tax contingencies as income tax expense. The Company recognized an expense/(benefit) for interest and penalties in connection with tax matters of $(769), $7,058 and $(276) for fiscal years 2019, 2018 and 2017, respectively. As of March 2, 2019 and March 3, 2018 the total amount of accrued income tax-related interest and penalties was $6,553 and $7,322, respectively.

        The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The consolidated federal income tax returns are closed for examination through fiscal year 2015. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. Tax examinations by various state taxing authorities could generally be conducted for a period of three to five years after filing of the respective return.

  Net Operating Losses and Tax Credits

        At March 2, 2019, the Company had federal net operating loss carryforwards of approximately $1,063,382. Of these, $884,627 will expire, if not utilized, between fiscal 2029 and 2031. An additional $178,246 will expire, if not utilized, between fiscal 2032 and 2037.

        At March 2, 2019, the Company had state net operating loss carryforwards of approximately $12,048,528, the majority of which will expire ratably through fiscal 2030; the net tax effect of these carryforwards is $1,089,656 and are reflected in the table above.

        At March 2, 2019, the Company had federal business tax credit carryforwards of $28,478 the majority of which will expire between 2020 and 2021. In addition to these credits, the Company had alternative minimum tax credit carryforwards of $13,497 which will be refunded to the Company between fiscal 2020 - 2022. The Company recorded a receivable for refundable AMT tax credits of $13,497 for fiscal 2019.

  Valuation Allowances

        The valuation allowances as of March 2, 2019 and March 3, 2018 apply to the net deferred tax assets of the Company. The Company maintained a valuation allowance of $1,091,416 and $896,800 at March 2, 2019 and March 3, 2018, respectively. The primary driver of the increase for fiscal 2019 is to reduce federal and state net deferred tax assets that may not be realized based on the Company's future projections of taxable income. The primary driver of the increase for fiscal 2018 resulted from the Pennsylvania tax law change which caused a substantial increase to the state net operating loss carryforwards, which required an offsetting increase in valuation allowance.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

8. Accounts Receivable

        The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. The allowance for uncollectible accounts at March 2, 2019 and March 3, 2018 was $13,106 and $25,134 respectively. The Company's accounts receivable are due primarily from third-party payors (e.g., PBM companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

9. Medicare Part D

        The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

        EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners ("NAIC") and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $15,076 as of December 31, 2018. EIC was in excess of the minimum required amounts in these states as of March 2, 2019.

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

        As of March 2, 2019, accounts receivable, net included $392,400 due from CMS relating to the calendar 2019 and 2018 plan years, respectively. Accrued salaries, wages and other current liabilities included $0 due to the Company's reinsurance carrier, relating to the 2019 and 2018 plan years, respectively. As of March 3, 2018, accounts receivable, net included $350,563 due from CMS and accrued salaries, wages and other current liabilities included $183,318 of EIC liabilities under certain reinsurance contracts. During calendar 2017, EIC limited its exposure to loss and recovered a portion of benefits paid by utilizing quota-share reinsurance with a commercial reinsurance company. EIC does not have a reinsurance agreement in place for its individual and most of its group prescription drug

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

9. Medicare Part D (Continued)

policies for calendar 2018 and calendar 2019. EIC has quota share reinsurance for certain group prescription drug policies for calendar 2018 and calendar 2019.

10. Manufacturer Rebates Receivables

        The Pharmacy Services Segment has manufacturer rebates receivables of $445,200 and $370,861 included in Accounts receivable, net, as of March 2, 2019 and March 3, 2018, respectively.

11. Inventory

        At March 2, 2019 and March 3, 2018, inventories were $604,444 and $581,090, respectively, lower than the amounts that would have been reported using the first-in, first-out ("FIFO") cost flow assumption. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The Company recorded a LIFO charge for fiscal year 2019 of $23,354, compared to a LIFO credit of $28,827 for fiscal year 2018 and a LIFO credit of $3,721 for fiscal year 2017. During fiscal 2019, 2018 and 2017, a reduction in non-pharmacy inventories resulted in the liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $5,884, $2,707 and $2,375 cost of revenues decrease, with a corresponding reduction to the adjustment to LIFO for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

12. Property, Plant and Equipment

        Following is a summary of property, plant and equipment, including capital lease assets, at March 2, 2019 and March 3, 2018:

	2019	2018
Land	$139,406	$138,768
Buildings	533,580	528,026
Leasehold improvements	1,527,371	1,567,635
Equipment	1,765,575	1,795,337
Software	38,680	25,944
Construction in progress	49,344	59,635

	4,053,956	4,115,345
Accumulated depreciation	(2,745,442)	(2,684,099)

Property, plant and equipment, net	$1,308,514	$1,431,246

        Depreciation expense, which included the depreciation of assets recorded under capital leases, was $232,242, $238,318 and $241,787 in fiscal 2019, 2018 and 2017, respectively.

        Included in property, plant and equipment was the carrying amount, which approximates fair value, of assets to be disposed of totaling $452 and $972 at March 2, 2019 and March 3, 2018, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

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

        In the fiscal second quarter of fiscal 2019 and the fourth quarter of fiscal 2018, the Company completed a qualitative goodwill impairment assessment, at which time it was determined after evaluating results, events and circumstances that a quantitative assessment was necessary for the Pharmacy Services segment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services segment exceeded its fair value principally due to a decrease in Adjusted EBITDA that was driven by commercial business compression and an increase in SG&A expenses. This resulted in goodwill impairment charges of $312,985 ($235,698 net of the related income tax benefit) and $261,727 ($191,000 net of the related income tax benefit) for the fiscal years ended March 2, 2019 and March 3, 2018, respectively. As of March 2, 2019 and March 3, 2018, the accumulated impairment losses for the Pharmacy Services segment was $574,712 and $261,727, respectively. There was no impairment charge for the fiscal year ended March 4, 2017 as the Company determined that the fair value of the reporting units exceeded their carrying amounts.

        Below is a summary of the changes in the carrying amount of goodwill by segment for the fiscal years ended March 2, 2019 and March 3, 2018:

	Retail Pharmacy	Pharmacy Services	Total
Balance, March 4, 2017	$43,492	$1,639,355	$1,682,847
Goodwill impairment	—	(261,727)	(261,727)

Balance, March 3, 2018	43,492	1,377,628	1,421,120

Goodwill impairment	—	(312,984)	(312,984)

Balance, March 2, 2019	$43,492	$1,064,644	$1,108,136

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

13. Goodwill and Other Intangibles (Continued)

        The Company's intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company's finite-lived and indefinite-lived intangible assets as of March 2, 2019 and March 3, 2018.

	2019				2018
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period
Favorable leases and other(a)	$370,855	$(318,503)	$52,352	7 years	$379,355	$(316,798)	$62,557	7 years
Prescription files	919,749	(827,222)	92,527	3 years	900,111	(801,706)	98,405	3 years
Customer relationships(a)	388,000	(193,352)	194,648	13 years	465,000	(172,635)	292,365	15 years
CMS license	57,500	(8,472)	49,028	22 years	57,500	(6,172)	51,328	23 years
Claims adjudication and other developed software	58,985	(31,030)	27,955	4 years	58,985	(22,617)	36,368	5 years
Trademarks	20,100	(7,404)	12,696	7 years	20,100	(5,394)	14,706	8 years
Backlog	11,500	(11,500)	—	0 years	11,500	(10,286)	1,214	1 year

Total finite	$1,826,689	$(1,397,483)	$429,206		$1,892,551	$(1,335,608)	$556,943
Trademarks	19,500	—	19,500	Indefinite	33,500	—	33,500	Indefinite

Total	$1,846,189	$(1,397,483)	$448,706		$1,926,051	$(1,335,608)	$590,443

(a)
Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

        During fiscal 2019, the Company has recorded an impairment charge to reduce the book value of customer relationships by $48,205 (gross carrying amount of $77,000 less accumulated amortization of $28,795), and indefinite lived trademarks by $14,000, both of which charges are included within goodwill and intangible asset impairment charges within the consolidated statement of operations.

        Also included in other non-current liabilities as of March 2, 2019 and March 3, 2018 are unfavorable lease intangibles with a net carrying amount of $14,763 and $18,888, respectively. These intangible liabilities are amortized over their remaining lease terms at time of acquisition.

        Amortization expense for these intangible assets and liabilities was $125,640, $147,739 and $165,579 for fiscal 2019, 2018 and 2017, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2020—$100,892; 2021—$77,824; 2022—$56,890; 2023—$41,344 and 2024—$28,905.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

14. Accrued Salaries, Wages and Other Current Liabilities

        Accrued salaries, wages and other current liabilities consisted of the following at March 2, 2019 and March 3, 2018:

	2019	2018
Accrued wages, benefits and other personnel costs	$302,025	$360,179
Accrued interest	13,991	65,210
Accrued sales and other taxes payable	80,708	125,289
Accrued store expense	143,053	155,354
Accrued reinsurance	—	183,418
Other	268,662	342,286

	$808,439	$1,231,736

15. Indebtedness and Credit Agreement

        Following is a summary of indebtedness and lease financing obligations at March 2, 2019 and March 3, 2018:

	2019	2018
Secured Debt:
Senior secured revolving credit facility due January 2020 ($0 face value less unamortized debt issuance costs of $0 and $13,076)	$—	$(13,076)
Senior secured revolving credit facility due December 2023 ($875,000 and $0 face value less unamortized debt issuance costs of $24,069 and $0)	850,931	—
FILO term loan due December 2023 ($450,000 and $0 face value less unamortized debt issuance costs of $3,918 and $0)	446,082	—
Other secured	—	90

	1,297,013	(12,986)
Guaranteed Unsecured Debt:
9.25% senior notes due March 2020 ($0 and $902,000 face value plus unamortized premium of $0 and $1,400 and less unamortized debt issuance costs of $0 and $4,924)	—	898,476
6.75% senior notes due June 2021 ($0 and $810,000 face value less unamortized debt issuance costs of $0 and $4,877)	—	805,123
6.125% senior notes due April 2023 ($1,753,490 and $1,800,000 face value less unamortized debt issuance costs of $16,982 and $21,708)	1,736,508	1,778,292

	1,736,508	3,481,891

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

15. Indebtedness and Credit Agreement (Continued)

	2019	2018
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($295,000 face value less unamortized debt issuance costs of $1,295 and $1,460)	293,705	293,540
6.875% fixed-rate senior notes due December 2028 ($128,000 face value less unamortized debt issuance costs of $642 and $707)	127,358	127,293

	421,063	420,833
Lease financing obligations	40,176	52,554

Total debt	3,494,760	3,942,292
Current maturities of long-term debt and lease financing obligations	(16,111)	(21,031)

Long-term debt and lease financing obligations, less current maturities	$3,478,649	$3,921,261

        Reconciliation of indebtedness included in continuing operations and discontinued operations:

	March 3, 2018
	Debt	Lease Financing Obligations	Total Debt and Lease Financing Obligations
Balance, March 3, 2018—per above table	$3,889,738	$52,554	$3,942,292
Amounts reclassified as current and noncurrent liabilities held for sale in connection with the Sale(a)	(549,549)	(1,108)	(550,657)

Total debt and lease financing obligations	3,340,189	51,446	3,391,635
Current maturities of long-term debt and lease financing obligations—continuing operations	(90)	(20,671)	(20,761)

Long-term debt and lease financing obligations, less current maturities—continuing operations	$3,340,099	$30,775	$3,370,874

(a)
In connection with the Sale, the Company had estimated that the Sale would generate in excess of $4.0 billion of cash proceeds, all of which was used to repay outstanding indebtedness. Please see Note 3 for additional details.

  Credit Facility

        On December 20, 2018, the Company entered into a new senior secured credit agreement, consisting of a new $2,700,000 senior secured asset-based revolving credit facility ("Senior Secured Revolving Credit Facility") and a new $450,000 "first-in, last out" senior secured term loan facility ("Senior Secured Term Loan") (collectively the "New Facilities").

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

15. Indebtedness and Credit Agreement (Continued)

        Proceeds from the New Facilities were used to refinance the Company's prior $2,700,000 Amended and Restated Senior Secured Credit Facility due January 2020 (the "Old Facility" the New Facilities and the Old Facility are collectively referred to herein as the "Facilities"). The New Facilities extend the Company's debt maturity profile and provide additional liquidity. The New Facilities mature in December 2023, subject to an earlier maturity on December 31, 2022 if the Company has not repaid or refinanced its existing 6.125% Senior Notes due 2023 prior to such date. The Company's new Senior Secured Revolving Credit Facility will bear interest at a rate of LIBOR plus 125 to 175 basis points (or an alternate base rate plus 25 to 75 basis points), depending on availability under the revolving facility. The Company's new Senior Secured Term Loan will bear interest at a rate of LIBOR plus 300 basis points (or an alternate base rate plus 200 basis points).

        The Company's ability to borrow under the New Facilities is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At March 2, 2019, the Company had $1,325,000 of borrowings outstanding under the New Facilities and had letters of credit outstanding against the New Facilities of $83,205 which resulted in additional borrowing capacity of $1,741,795.

        The New Facilities restrict the Company and the Subsidiary Guarantors (as defined herein) from accumulating cash on hand in excess of $200,000 at any time revolving loans are outstanding (not including cash located in its stores and lockbox deposit account and cash necessary to cover current liabilities.)

        The New Facilities allow the Company to have outstanding, at any time, up to $1,500,000 in secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock in addition to borrowings under the New Facilities and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt, split-priority term loan debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest of (i) the fifth anniversary of the effectiveness of the New Facilities and (ii) the latest maturity date of any Term Loan or Other Revolving Commitment (each as defined in the New Facilities). Subject to the limitations described in clauses (i) and (ii) of the immediately preceding sentence, the New Facilities additionally allow the Company to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the New Facilities) is not in effect; provided, however, that certain of the Company's other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The New Facilities also contain certain restrictions on the amount of secured first priority debt the Company is able to incur. The New Facilities also allow for the voluntary repurchase of any debt or other convertible debt, so long as the New Facilities are not in default and the Company maintains availability under its revolver of more than $365,000.

        The New Facilities have a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the revolver is less than $200,000 or (ii) on the third consecutive business day on which availability under the revolver is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the New Facilities is equal to or greater

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

15. Indebtedness and Credit Agreement (Continued)

than $250,000. As of March 2, 2019, the Company had availability under its New Facilities of $1,741,795, its fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the New Facilities' financial covenant. The New Facilities also contain covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

        The New Facilities also provide for customary events of default.

        With the exception of EIC, substantially all of Rite Aid Corporation's 100% owned subsidiaries guarantee the obligations under the New Facilities and unsecured guaranteed notes. The New Facilities are secured, on a senior priority basis, by a lien on, among other things, accounts receivable, inventory and prescription files of the Subsidiary Guarantors. The subsidiary guarantees related to the Company's New Facilities and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. The Company has no independent assets or operations. Additionally, prior to the acquisition of EnvisionRx, the subsidiaries, including joint ventures, that did not guarantee the Old Facility and applicable notes, were minor. Accordingly, condensed consolidating financial information for the Company and subsidiaries is not presented for those periods. Subsequent to the acquisition of EnvisionRx, other than EIC, the subsidiaries, including joint ventures, that do not guarantee the New Facilities and applicable notes, are minor. As such, condensed consolidating financial information for the Company, its guaranteeing subsidiaries and non-guaranteeing subsidiaries is presented for those periods subsequent to the acquisition of EnvisionRx. See Note 24 "Guarantor and Non-Guarantor Condensed Consolidating Financial Information" for additional disclosure.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

15. Indebtedness and Credit Agreement (Continued)

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

        On March 15, 2019, the Company entered into a Cap, which has been assigned to the variable interest rate payments on the first $650,000 notional amount of variable rate indebtedness. The Cap has an effective date of March 21, 2019 and expires on March 21, 2021. The Cap provides the Company with interest rate protection in the event that LIBOR increases above 2.75%.

  Interest Rates and Maturities

        The annual weighted average interest rate on the Company's indebtedness was 5.6%, 7.1% and 5.4% for fiscal 2019, 2018 and 2017, respectively.

        The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2020—$0; 2021—$0; 2022—$0; 2023—$0 and $3,501,490 in 2024 and thereafter. These aggregate annual principal payments of long-term debt assume that the Company has not repaid or refinanced its existing 6.125% Senior Notes due 2023 prior to December 31, 2022.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

16. Leases

        The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and capital leases, most of which have initial lease terms ranging from 5 to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases. Total rental expense, net of sublease income of $4,509, $4,682 and $4,813, was $626,166, $628,511 and $634,539 in fiscal 2019, 2018 and 2017, respectively. These amounts include contingent rentals of $7,084, $8,339 and $10,229 in fiscal 2019, 2018 and 2017, respectively.

        During fiscal 2019, 2018 and 2017, the Company did not enter into any sale-leaseback transactions whereby the Company sold owned operating stores to independent third parties and concurrent with the sale, entered into an agreement to lease the store back from the purchasers.

        As a result of the Sale to WBA and the related Amended and Restated Asset Purchase Agreement, the Company has lease guarantee obligations related to 1,656 former stores. The majority of the lease guarantee obligations have a term of less than 10 years; however, 84 former stores have guarantees that exceed 10 years. The Company is only obligated to pay for the lease guarantees in the event that WBA fails to perform under the lease agreements, as WBA is the primary obligor. If WBA fails to perform under the lease agreements, the maximum lease guarantee obligations the Company would be liable for would be approximately $1,800,000 as of March 2, 2019. During fiscal 2019, WBA has performed under the lease agreements. The Company has assessed that it is highly unlikely that WBA will not perform under the leases as of March 2, 2019.

        The net book values of assets under capital leases and sale-leasebacks accounted for under the financing method at March 2, 2019 and March 3, 2018 are summarized as follows:

	2019	2018
Land	$2,688	$3,458
Buildings	83,624	86,012
Equipment	19,595	25,225
Accumulated depreciation	(77,892)	(78,637)

	$28,015	$36,058

        Following is a summary of lease finance obligations at March 2, 2019 and March 3, 2018:

	2019	2018
Obligations under financing leases	$40,176	$51,446
Less current obligation	(16,112)	(20,671)

Long-term lease finance obligations	$24,064	$30,775

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

16. Leases (Continued)

        Following are the minimum lease payments for all properties under a lease agreement that will have to be made in each of the years indicated based on non-cancelable leases in effect as of March 2, 2019:

Fiscal year	Lease Financing Obligations	Operating Leases
2020	$19,300	$687,412
2021	4,811	610,874
2022	4,588	545,863
2023	4,383	490,864
2024	4,042	431,714
Later years	20,470	1,541,408

Total minimum lease payments	57,594	$4,308,135

Amount representing interest	(17,418)

Present value of minimum lease payments	$40,176

17. Stock Option and Stock Award Plans

        The Company recognizes share-based compensation expense in accordance with ASC 718, "Compensation—Stock Compensation." Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for fiscal 2019, 2018 and 2017 include $12,115, $25,793 and $23,482 of compensation costs related to the Company's stock-based compensation arrangements.

        In December 2000, the Company adopted the 2000 Omnibus Equity Plan (the 2000 Plan) under which 1,100 shares of common stock are reserved for granting of restricted stock, stock options, phantom stock, stock bonus awards and other stock awards at the discretion of the Board of Directors.

        In February 2001, the Company adopted the 2001 Stock Option Plan (the 2001 Plan) which was approved by the shareholders under which 1,000 shares of common stock are authorized for granting of stock options at the discretion of the Board of Directors.

        In April 2004, the Board of Directors adopted the 2004 Omnibus Equity Plan, which was approved by the shareholders. Under the plan, 1,000 shares of common stock are authorized for granting of restricted stock, stock options, phantom stock, stock bonus awards and other equity based awards at the discretion of the Board of Directors.

        In January 2007, the stockholders of Rite Aid Corporation approved the adoption of the Rite Aid Corporation 2006 Omnibus Equity Plan. Under the plan, 2,500 shares of Rite Aid common stock are available for granting of restricted stock, stock options, phantom stock, stock bonus awards and other equity based awards at the discretion of the Board of Directors.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

17. Stock Option and Stock Award Plans (Continued)

        In June 2010, the stockholders of Rite Aid Corporation approved the adoption of the Rite Aid Corporation 2010 Omnibus Equity Plan. Under the plan, 1,750 shares of Rite Aid common stock are available for granting of restricted stock, stock options, phantom stock, stock bonus awards and other equity based awards at the discretion of the Board of Directors. The adoption of the 2010 Omnibus Equity Plan became effective on June 23, 2010.

        In June 2012, the stockholders of Rite Aid Corporation approved the adoption of the Rite Aid Corporation 2012 Omnibus Equity Plan. Under the plan, 1,425 shares of Rite Aid common stock are available for granting of restricted stock, stock options, phantom stock, stock bonus awards and other equity based awards at the discretion of the Board of Directors. The adoption of the 2012 Omnibus Equity Plan became effective on June 21, 2012.

        In June 2014, the stockholders of Rite Aid Corporation approved the adoption of the Rite Aid Corporation 2014 Omnibus Equity Plan. Under the plan, 2,900 shares of Rite Aid common stock plus any shares of common stock remaining available for grant under the Rite Aid Corporation 2010 Omnibus Equity Plan and the Rite Aid Corporation 2012 Omnibus Equity Plan as of the effective date of the 2014 Plan (provided that no more than 1,250 shares may be granted as incentive stock options) are available for granting of restricted stock, stock options, phantom stock, stock bonus awards and other equity based awards at the discretion of the Board of Directors. The adoption of the 2014 Omnibus Equity Plan became effective on June 19, 2014.

        All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of remaining shares authorized for issuance for all plans is 1,251 as of March 2, 2019.

  Stock Options

        The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used for options granted in fiscal 2019, 2018 and 2017:

	2019	2018	2017
Expected stock price volatility(1)	N/A	58%	N/A
Expected dividend yield(2)	N/A	0.0%	N/A
Risk-free interest rate(3)	N/A	1.9%	N/A
Expected option life(4)	N/A	5.5 years	N/A

(1)
The expected volatility is based on the historical volatility of the stock price over the most recent period equal to expected life of the option.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

17. Stock Option and Stock Award Plans (Continued)

(2)
The dividend rate that will be paid out on the underlying shares during the expected term of the options. The Company does not currently pay dividends on its common stock, as such, the dividend rate is assumed to be 0%.

(3)
The risk free interest rate is equal to the rate available on United States Treasury zero-coupon issues as of the grant date of the option with a remaining term equal to the expected term.

(4)
The period of time for which the option is expected to be outstanding. The Company analyzed historical exercise behavior to estimate the life.

        The weighted average fair value of options granted during fiscal 2019, 2018 and 2017 was $0.00, $21.60 and $0.00, respectively. Following is a summary of stock option transactions for the fiscal years ended March 2, 2019, March 3, 2018 and March 4, 2017:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at February 27, 2016	1,906	$54.53
Granted	—	N/A
Exercised	(178)	39.07
Cancelled	(34)	111.99

Outstanding at March 4, 2017	1,694	$54.93

Granted	50	41.00
Exercised	(241)	24.05
Cancelled	(160)	126.61

Outstanding at March 3, 2018	1,343	$51.42

Granted	—	N/A
Exercised	(99)	23.07
Cancelled	(208)	71.07

Outstanding at March 2, 2019	1,036	$50.15	3.12	$0

Vested or expected to vest at March 2, 2019	1,025	$49.07	3.10	$0

Exercisable at March 2, 2019	978	$47.87	2.85	$0

        As of March 2, 2019, there was $1,147 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 1.57 years.

        Cash received from stock option exercises for fiscal 2019, 2018 and 2017 was $2,294, $5,796 and $6,951, respectively. The income tax benefit from stock options for fiscal 2019, 2018 and 2017 was $7,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

17. Stock Option and Stock Award Plans (Continued)

$10 and $421, respectively. The total intrinsic value of stock options exercised for fiscal 2019, 2018 and 2017 was $726, $3,032 and $20,475, respectively.

        Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees.

  Restricted Stock

        The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans typically vest in equal annual installments over a three-year period. Unvested shares are forfeited upon termination of employment. Following is a summary of restricted stock transactions for the fiscal years ended March 2, 2019, March 3, 2018 and March 4, 2017:

	Shares	Weighted Average Grant Date Fair Value
Balance at February 27, 2016	243	$144.61
Granted	180	154.60
Vested	(111)	125.55
Cancelled	(21)	156.85

Balance at March 4, 2017	291	$157.35

Granted	693	56.44
Vested	(194)	160.61
Cancelled	(179)	73.95

Balance at March 3, 2018	611	$66.34

Granted	700	16.05
Vested	(215)	76.99
Cancelled	(88)	72.87

Balance at March 2, 2019	1,008	$28.60

        At March 2, 2019, there was $21,302 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures. These costs are expected to be recognized over a weighted average period of 1.90 years.

        The total fair value of restricted stock vested during fiscal years 2019, 2018 and 2017 was $16,519, $31,125 and $13,951, respectively.

  Performance Based Incentive Plan

        Beginning in fiscal 2015, the Company provided certain of its associates with performance based incentive plans under which the associates will receive a certain number of shares of the Company's common stock or cash based on the Company meeting certain financial and performance goals. If such

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

17. Stock Option and Stock Award Plans (Continued)

goals are not met, no stock-based compensation expense is recognized and any recognized stock-based compensation expense is reversed. The Company incurred $(1,084), $4,122 and $(6,070) related to these performance based incentive plans for fiscal 2019, 2018 and 2017, respectively, which is recorded as a component of stock-based compensation expense.

18. Retirement Plans

  Defined Contribution Plans

        The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. In accordance with those plan provisions, the Company matches 100% of a participant's pretax payroll contributions, up to a maximum of 3% of such participant's pretax annual compensation. Thereafter, the Company will match 50% of the participant's additional pretax payroll contributions, up to a maximum of 2% of such participant's additional pretax annual compensation. Total expense recognized for the above plans was $44,564 in fiscal 2019, $67,949 in fiscal 2018 and $68,393 in fiscal 2017.

        The Company sponsors a Supplemental Executive Retirement Plan ("SERP") for its officers, based on an account-based plan design, that is subject to a five year graduated vesting schedule. The expense recognized for the SERP was $4,913 in fiscal 2019, $12,426 in fiscal 2018 and $16,921 in fiscal 2017.

        The Company elected on February 25, 2019 to eliminate the SERP. In conjunction with this action, all plan participants will be 100% vested in their benefits and no additional allocations will be made to participant accounts in the future. Participant benefits under this program will be paid out in full on or after February 24, 2020 in accordance with applicable government regulations regarding these programs.

  Defined Benefit Plans

        The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company's funding policy for The Rite Aid Pension Plan (the "Defined Benefit Pension Plan") is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made contributions of $2,715 in fiscal 2019, $9,023 in fiscal 2018 and $0 in fiscal 2017.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

18. Retirement Plans (Continued)

        Net periodic pension expense and other changes recognized in other comprehensive income for the defined benefit pension plans included the following components:

	Defined Benefit Pension Plan
	2019	2018	2017
Service cost	$597	$1,212	$1,291
Interest cost	6,159	6,340	6,634
Expected return on plan assets	(5,673)	(4,525)	(4,512)
Amortization of unrecognized prior service cost	—	—	—
Amortization of unrecognized net loss (gain)	1,769	3,393	5,085

Net pension expense	$2,852	$6,420	$8,498
Other changes recognized in other comprehensive loss:
Unrecognized net (gain) loss arising during period	$(3,486)	$(8,704)	$(3,979)
Prior service cost arising during period	—	—	—
Amortization of unrecognized prior service costs	—	—	—
Amortization of unrecognized net (loss) gain	(1,769)	(3,393)	(5,085)

Net amount recognized in other comprehensive loss	(5,255)	(12,097)	(9,064)

Net amount recognized in pension expense and other comprehensive loss	$(2,403)	$(5,677)	$(566)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

18. Retirement Plans (Continued)

        The table below sets forth reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company's defined benefit plans, as well as the funded status and amounts recognized in the Company's balance sheet as of March 2, 2019 and March 3, 2018:

	Defined Benefit Pension Plan
	2019	2018
Change in benefit obligations:
Benefit obligation at end of prior year	$161,851	$164,349
Service cost	597	1,212
Interest cost	6,159	6,340
Distributions	(8,816)	(7,963)
Change due to change in assumptions	—	—
Actuarial loss (gain)	(9,086)	(2,087)

Benefit obligation at end of year	$150,705	$161,851

Change in plan assets:
Fair value of plan assets at beginning of year	$130,860	$118,658
Employer contributions	2,715	9,023
Actual return on plan assets	72	11,142
Distributions (including expenses paid by the plan)	(8,815)	(7,963)

Fair value of plan assets at end of year	$124,832	$130,860

Funded status	$(25,873)	$(30,991)

Net amount recognized	$(25,873)	$(30,991)

Amounts recognized in consolidated balance sheets consisted of:
Prepaid pension cost	$—	$—
Accrued pension liability	(25,873)	(30,991)

Net amount recognized	$(25,873)	$(30,991)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(27,409)	$(32,664)
Prior service cost	—	—

Amount recognized	$(27,409)	$(32,664)

        The estimated net actuarial loss and prior service cost amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal 2020 are $1,661 and $0, respectively.

        The accumulated benefit obligation for the defined benefit pension plan was $150,705 and $161,851 as of March 2, 2019 and March 3, 2018, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

18. Retirement Plans (Continued)

        The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of March 2, 2019, March 3, 2018 and March 4, 2017 were as follows:

	Defined Benefit Pension Plan
	2019	2018	2017
Discount rate	4.25%	4.00%	4.00%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.25%	6.25%	6.50%

        Weighted average assumptions used to determine net cost for the fiscal years ended March 2, 2019, March 3, 2018 and March 4, 2017 were:

	Defined Benefit Pension Plan
	2019	2018	2017
Discount rate	4.00%	4.00%	4.25%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.25%	6.50%	6.50%

        To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.25% long-term rate of return on plan assets assumption for fiscal 2019, 2018 and 2017.

        The Company's pension plan asset allocations at March 2, 2019 and March 3, 2018 by asset category were as follows:

	March 2, 2019	March 3, 2018
Equity securities	52%	53%
Fixed income securities	48%	47%

Total	100%	100%

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

18. Retirement Plans (Continued)

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

        The Company expects to contribute $0 to the Defined Benefit Pension Plan during fiscal 2020.

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

        The proceeding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at March 2, 2019.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

18. Retirement Plans (Continued)

        The following table sets forth by level within the fair value hierarchy a summary of the plan's investments measured at fair value on a recurring basis as of March 2, 2019 and March 3, 2018:

	Fair Value Measurements at March 2, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	$—	$—	$—	$15,396
Large Cap	—	—	—	34,058
Small-Mid Cap	—	—	—	14,534
Fixed Income
Long Term Credit Bond Index	—	—	—	44,103
Long Term US Government Bonds	—	—	—	8,383
20+ Year Treasury STRIPS	—	—	—	847
Intermediate Fixed Income	—	—	—	5,920
Other types of investments
Short Term Investments	—	—	—	1,591

Total	$—	$—	$—	$124,832

	Fair Value Measurements at March 3, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities
International equity	$—	$—	$—	$18,043
Large Cap	—	—	—	35,491
Small-Mid Cap	—	—	—	15,510
Fixed Income
Long Term Credit Bond Index	—	—	—	46,222
Long Term US Government Bonds	—	—	—	8,070
20+ Year Treasury STRIPS	—	—	—	1,168
Intermediate Fixed Income	—	—	—	5,617
Other types of investments
Short Term Investments	—	—	—	739

Total	$—	$—	$—	$130,860

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

18. Retirement Plans (Continued)

        Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan during the years indicated:

Fiscal Year	Defined Benefit Pension Plan
2020	$8,690
2021	8,844
2022	8,999
2023	9,005
2024	9,213
2025 - 2029	45,903

Total	$90,654

  Other Plans

        The Company participates in various multi-employer union pension plans that are not sponsored by the Company. Total expenses recognized for the multi-employer plans were $23,499 in fiscal 2019, $20,979 in fiscal 2018 and $21,336 in fiscal 2017.

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

        The Company's participation in these plans for the annual period ended March 2, 2019 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. The most recent Pension Protection Act zone status available for fiscal 2019 and fiscal 2018 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The "Surcharge Imposed" column indicates whether a surcharge has been imposed on contributions to the plan. The last two columns list the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject and any minimum funding requirements. There have been no significant

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

19. Multiemployer Plans that Provide Pension Benefits (Continued)

changes that affect the comparability of total employer contributions of fiscal years 2019, 2018 and 2017.

		Pension Protection Act Zone Status							Expiration Date of Collective- Bargaining Agreement
				FIP/ RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed		Minimum Funding Requirements
Pension		2019	2018		2019	2018	2017
1199 SEIU Health Care Employees Pension Fund	13-3604862-001	Green—12/31/2017	Green—12/31/2016	No	$9,670	$7,372	$7,152	No	4/18/2019	Contribution rate of 15.80% of gross wages per associate beginning 09/30/2018. Contribution rate of 10.76% of gross wages earned per associate beginning 01/01/2016.
Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	51-6029925-001	Red—12/31/2018	Red—12/31/2017	Implemented	8,273	8,149	8,021	No	7/17/2021
										From 01/01/2019 through 12/31/2019 contributions of $1.672 per hour for worked for pharmacists and $0.758 per hour worked for non pharmacists. From 01/01/2018 to 12/31/2018 contributions of $1.586 per hour worked. From 01/01/2017 to 12/31/2017 contributions of $1.50 per hour worked.
UFCW Pharmacists, Clerks and Drug Employers Pension Trust	94-2518312-001	Green—12/31/2018	Green—12/31/2017	No	2,666	2,739	2,970	No	7/13/2019	Effective 09/01/2014, contribution rate frozen at $0.55 per hour worked for associates.
United Food and Commercial Workers Union-Employer Pension Fund	34-6665155-001	Red—9/30/2018	Red—9/30/2017	Implemented	772	786	827	No	2/28/2021
										Effective 02/04/2018 contribution rate of $2.03 per hour worked. Effective 02/05/2017 contribution rate of $1.89 per hour worked. Effective 02/07/2016 through 02/04/2017 contribution rate of $1.76 per hour worked.
United Food and Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	51-6031766-001	Yellow—9/30/2018	Yellow—9/30/2017	Implemented	470	495	504	No	2/28/2021
										Effective 10/01/2018 contribution rate of $1.97 per hour worked. Effective 01/01/2017 contribution rate $1.88 per hour worked. Effective 01/01/2016 through 12/31/2016 contribution rate of $1.79 per hour worked.
Other Funds					1,648	1,438	1,862

					$23,499	$20,979	$21,336

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

19. Multiemployer Plans that Provide Pension Benefits (Continued)

        The Company was listed in these plans Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5% of Total Contributions (as of the Plan's Year-End)
UFCW Pharmacists, Clerks and Drug Employers Pension Trust	12/31/2017 and 12/31/2016
Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	12/31/2017 and 12/31/2016
United Food & Commercial Workers Union- Employer Pension Fund	9/30/2017 and 9/30/2016
United Food & Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	9/30/2017 and 9/30/2016

        At the date the Company's financial statements were issued, certain Forms 5500 were not available.

        During fiscal 2019, 2018 and 2017, the Company did not withdraw from any plans or incur any additional withdrawal liabilities.

20. Segment Reporting

        The Company has two reportable segments, its retail drug stores ("Retail Pharmacy"), and its pharmacy services ("Pharmacy Services") segments, collectively the "Parent Company."

        The Retail Pharmacy segment's primary business is the sale of prescription drugs and related consultation to its customers. Additionally, the Retail Pharmacy segment sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line. The Pharmacy Services segment offers a full range of PBM services including plan design and administration, on both a transparent pass-through model and traditional model, formulary management and claims processing. Additionally, the Pharmacy Services segment offers specialty and mail order services, and drug benefits to eligible beneficiaries under the federal government's Medicare Part D program.

        The Parent Company's chief operating decision makers are its Parent Company Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Operating Officer—Retail Pharmacy, and the Chief Executive Officer—Pharmacy Services (collectively the "CODM"). The CODM has ultimate responsibility for enterprise decisions. The CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy and Pharmacy Services segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. The CODM relies on internal management reporting that analyzes enterprise results on certain key performance indicators, namely, revenues, gross profit and Adjusted EBITDA.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

20. Segment Reporting (Continued)

        The following is balance sheet information for the Company's reportable segments:

	Retail Pharmacy	Pharmacy Services	Eliminations(1)	Consolidated
March 2, 2019:
Total Assets	$5,071,055	$2,534,771	$(14,459)	$7,591,367
Goodwill	43,492	1,064,644	—	1,108,136
Additions to property and equipment and intangible assets	228,079	16,610	—	244,689
March 3, 2018:
Total Assets	$6,089,343	$2,954,953	$(54,969)	$8,989,327
Goodwill	43,492	1,377,628	—	1,421,120
Additions to property and equipment and intangible assets	199,437	15,327	—	214,764

(1)
As of March 2, 2019 and March 3, 2018, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $0 and $38,713, respectively, against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $14,459 and $16,256, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

        The following table is a reconciliation of the Company's business segments to the consolidated financial statements for the fiscal years ended March 2, 2019, March 3, 2018 and March 4, 2017:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations(1)	Consolidated
March 2, 2019:
Revenues	$15,757,152	$6,093,688	$(211,283)	$21,639,557
Gross Profit	4,258,716	417,636	—	4,676,352
Adjusted EBITDA(2)	405,206	158,238	—	563,444
March 3, 2018:
Revenues	$15,832,625	$5,896,669	$(200,326)	$21,528,968
Gross Profit	4,372,373	407,732	—	4,780,105
Adjusted EBITDA(2)	388,320	171,534	—	559,854
March 4, 2017:
Revenues	$16,766,620	$6,393,884	$(232,964)	$22,927,540
Gross Profit	4,671,975	392,732	—	5,064,707
Adjusted EBITDA(2)	559,653	188,235	—	747,888

(1)
Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

20. Segment Reporting (Continued)

  covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(2)
See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations—Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures" for additional details.

        The following is a reconciliation of net (loss) income to Adjusted EBITDA for fiscal 2019, 2018 and 2017:

	March 2, 2019 (52 weeks)	March 3, 2018 (52 weeks)(a)	March 4, 2017 (53 weeks)(a)
Net (loss) income from continuing operations	$(666,954)	$(349,532)	$4,080
Interest expense	227,728	202,768	200,065
Income tax expense	77,477	305,987	44,438
Depreciation and amortization	357,882	386,057	407,366
LIFO charge (credit)	23,354	(28,827)	(3,721)
Lease termination and impairment charges	107,994	58,765	45,778
Goodwill and intangible asset impairment charges	375,190	261,727	—
Loss on debt retirements, net	554	—	—
Merger and Acquisition-related costs	37,821	24,283	14,066
Stock-based compensation expense	12,115	25,793	23,482
Restructuring-related costs	4,704	—	—
Inventory write-downs related to store closings	13,487	7,586	5,925
Litigation settlement	18,000	—	—
Gain on sale of assets, net	(38,012)	(25,872)	(6,649)
Walgreens Boots Alliance merger termination fee	—	(325,000)	—
Other	12,104	16,119	13,058

Adjusted EBITDA from continuing operations	$563,444	$559,854	$747,888

(a)
During fiscal 2019, the Company revised its definition of Adjusted EBITDA to no longer exclude the impact of revenue deferrals related to its customer loyalty program and further revised its disclosure by presenting certain amounts previously included within Other as separate reconciling items. Consequently, the Company revised Adjusted EBITDA for fiscal 2018 and fiscal 2017 to conform with the revised definition and present separate reconciling items previously included in Other.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

21. Commitments, Contingencies and Guarantees

  Legal Matters and Regulatory Proceedings

        The Company is involved in legal proceedings including litigation, arbitration, and other claims, and is subject to investigations, inspections, audits, inquiries, and similar actions by pharmacy, health care, tax and other governmental authorities arising in the ordinary course of its business, including, without limitation, the matters described below. The Company records accruals for outstanding legal matters and applicable regulatory proceedings when it believes it is probable that a loss has been incurred, and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters and regulatory proceedings that could affect the amount of any existing accrual and developments that would make a loss contingency both probable and reasonably estimable, and as a result, warrant an accrual. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. None of the Company's accruals for outstanding legal matters or regulatory proceedings are material individually or in the aggregate to the Company's consolidated financial position.

        The Company's contingencies are subject to significant uncertainties, many of which are beyond the Company's control, including, among other factors: (i) proceedings are in early stages; (ii) whether class or collective action status is sought and the likelihood of a class being certified; (iii) the outcome of pending appeals or motions; (iv) the extent of potential damages, fines or penalties, which are often unspecified or indeterminate; (v) the impact of discovery on the matter; (vi) whether novel or unsettled legal theories are at issue; (vii) there are significant factual issues to be resolved; and/or (viii) in the case of certain government agency investigations, whether a qui tam lawsuit ("whistleblower" action) has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation. While the Company cannot predict the outcome of any of the contingencies, the Company's management does not believe that the outcome of any of these legal matters or regulatory proceedings will be material to the Company's consolidated financial position. It is possible, however, the Company's results of operations or cash flows could be materially affected by unfavorable outcomes in outstanding legal matters or regulatory proceedings.

        After the announcement of the then proposed merger between the Company and Walgreens Boots Alliance, Inc. ("WBA"), a putative class action lawsuit was filed in Pennsylvania in the Court of Common Pleas of Cumberland County (Wilson v. Rite Aid Corp., et al.) by a purported Company stockholder against the Company, its directors (the Individual Defendants, together with the Company, the Rite Aid Defendants), WBA and Victoria Merger Sub Inc. (Victoria) challenging the transactions contemplated by the merger agreement. The lawsuit was terminated on November 30, 2018.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

21. Commitments, Contingencies and Guarantees (Continued)

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

        On August 4, 2017, the Pennsylvania District Court entered an order lifting the stay, noting that the original claims in this matter were now moot and directed the plaintiffs to file a motion for leave to amend the complaint, with brief in support thereof, which motion was subsequently filed on September 22, 2017. Also on September 22, 2017, the lead plaintiffs gave notice that plaintiffs Don Michael Hussey and Joanna Pauli Hussey were withdrawing as lead plaintiffs, and that plaintiff Jerry Hering (the "Lead Plaintiff") would continue to represent the proposed class in the Hering action going forward. On November 27, 2017, the Pennsylvania District Court granted Lead Plaintiff's motion to amend the complaint, and Lead Plaintiff filed the amended complaint (the "Amended Complaint") on December 11, 2017. The Amended Complaint alleged claims for violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 against the Rite Aid Defendants, WBA, and certain WBA executives (together with WBA, the "WBA Defendants"). On February 14, 2018, the Rite Aid Defendants moved to dismiss the Amended Complaint, which the Pennsylvania District Court granted on July 11, 2018, dismissing all claims alleged against the Rite Aid Defendants. On August 24, 2018, the WBA Defendants filed a motion for judgment on the pleadings. On October 24, 2018, the Pennsylvania District Court issued a memorandum opinion and order concluding that Lead Plaintiff lacked standing to pursue his claims against the WBA Defendants, granted the WBA Defendants' motion for judgment on the pleadings, and closed the file on this case. On November 2, 2018, a new lawsuit was filed in the Pennsylvania District Court by new plaintiffs asserting substantially similar claims against the WBA Defendants only (Chabot, et al. v. Walgreens Boots Alliance, et al.), and expressly adopting and incorporating allegations from the Amended Complaint previously sustained against the WBA Defendants in the Pennsylvania District Court's July 11, 2018 memorandum opinion and order in the Hering action. The lawsuit remains pending.

        In connection with the then proposed merger between the Company and Albertsons Companies, Inc. ("ACI"), on April 24, 2018, a Rite Aid stockholder filed a putative class action lawsuit in the Court of Chancery of the State of Delaware (the "Delaware Court of Chancery") against the Company, ACI, Ranch Acquisition Corp. (Merger Sub I), Ranch Acquisition II LLC (Merger Sub II, together with ACI and Merger Sub I, the ACI defendants) and each of the Rite Aid directors (the Director defendants, together with Rite Aid, the Rite Aid defendants), Del. C.A. No. 2018-0305-AGB (Akile v. Rite Aid Corp., et al). Plaintiff contended that Rite Aid stockholders had appraisal rights under Section 262 of the DGCL. Plaintiff alleged breach of fiduciary duty claims against the Director defendants for their alleged failure to provide alleged statutory appraisal rights under Delaware law and for allegedly falsely informing Rite Aid stockholders that they would not have appraisal rights. Plaintiff further contended that the proxy statement/prospectus related to the proposed merger, and

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

21. Commitments, Contingencies and Guarantees (Continued)

which was filed on April 6, 2018, was deficient under Section 262(d)(1) of the DGCL for failure to inform stockholders of their alleged appraisal rights. Plaintiff sought declarations from the Court of Chancery that the action was a proper class action and that the Director defendants breached their fiduciary duties by failing to adequately inform class members of their appraisal rights under Delaware law, to enjoin the then proposed transaction from closing until such time as class members were afforded the ability to seek appraisal of their shares, or otherwise permit class members to petition the Court of Chancery for appraisal, and attorneys' fees, expenses, and costs to plaintiff. On May 9, 2018, the Court of Chancery denied plaintiff's motion to expedite and declined to schedule a preliminary injunction hearing, ruling that plaintiff failed to state a colorable claim. On August 13, 2018, the parties filed a Stipulation and Proposed Order of Voluntary Dismissal Pursuant to Court of Chancery Rule 41(1)(a)(ii), which the Court of Chancery entered on August 14, 2018.

        On June 29, July 27, and August 3, 2018, three purported stockholders of the Company each separately filed a Verified Complaint to Compel Inspection of Books and Records under 8 Del. C. §220 in the Delaware Court of Chancery against the Company, seeking to inspect books and records in order to determine whether wrongdoing or mismanagement had taken place such that it would be appropriate to file claims for breach of fiduciary duty, and to investigate the independence and disinterestedness of the Company's directors with respect to the then proposed merger with ACI. On August 10 and September 6, 2018, respectively, two of the purported stockholders' complaints were voluntarily dismissed. On October 18, 2018, the remaining plaintiff filed an amended complaint, Del. C.A. No. 2018-0554-AGB (Krol v. Rite Aid Corp.), which was substantially similar to his original complaint. On November 1, 2018, the Company answered the amended complaint, and on January 29, 2019, the remaining plaintiff filed a stipulation of voluntary dismissal with prejudice.

        The Company is currently a defendant in several lawsuits filed in courts in California alleging violations of California Business and Professions Code, industry wage orders, wage-and-hour laws, rules and regulations pertaining primarily to failure to pay overtime, failure to pay for missed meals and rest periods, failure to reimburse business expenses and failure to provide employee seating (the "California Cases"). Some of the California Cases purport or may be determined to be class actions or PAGA representative actions and seek substantial damages and penalties. The single-plaintiff and multi-plaintiff California Cases regarding violations of wage-and-hour laws, failure to pay overtime and failure to pay for missed meals and rest periods, in the aggregate, seek substantial damages. The Company believes that its defenses and assertions in the California Cases, as well as other lawsuits, have merit. The Company has aggressively challenged the merits of the lawsuits and, where applicable, the allegations that the lawsuits should be certified as class or representative actions. Additionally, at this time the Company is not able to predict either the outcome of or estimate a potential range of loss with respect to the California Cases and is vigorously defending them.

        In the employee seating lawsuit (Hall v. Rite Aid Corporation, San Diego County Superior Court), the parties reached a class action settlement for $18 million plus institution of a two-year pilot seating program for front-end check stands. On September 14, 2018, the Court granted preliminary approval of the settlement. On November 16, 2018, the court granted final approval of the settlement.

        Following service of subpoenas on the Company in 2011 and 2013 by the United States Attorney's Office for the Eastern District of Michigan ("USAO") and the State of Indiana's Office of the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

21. Commitments, Contingencies and Guarantees (Continued)

Attorney General, respectively, the Company cooperated with inquiries regarding the relationship of Rite Aid's Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs. In January 2017, the USAO, 18 states and the District of Columbia declined to intervene in a sealed False Claims Act ("FCA") lawsuit filed by qui tam plaintiff Azam Rahimi ("Relator") in the District Court for the Eastern District of Michigan. On January 19, 2017, the court unsealed Relator's Second Amended Complaint against the Company; it alleges that the Company failed to report Rx Savings prices as its usual and customary charges under the Medicare Part D program and to federal and state Medicaid programs in 18 states and the District of Columbia; and that the Company is thus liable under the federal FCA and similar state statutes. In its ruling on the Company's motion to dismiss the complaint, the Court held that Relator's complaint was deficient, but allowed Relator the opportunity to re-plead. Relator filed a Third Amended Complaint on May 11, 2018. The Company filed a motion to dismiss the Third Amended Complaint on May 25, 2018. On March 30, 2019, the Company's motion to dismiss the Third Amended Complaint was denied. At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is vigorously defending this lawsuit.

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

        In June 2013, the Company was served with a Civil Investigative Demand ("CID") by the United States Attorney's Office for the Eastern District of California (the "USAO") regarding (1) the Company's Drug Utilization Review ("DUR") and prescription dispensing protocol; and (2) the dispensing of drugs designated as "Code 1" by the State of California. The Company cooperated with the investigation, researched the government's allegations, and refuted the government's position. The Company produced documents including certain prescription files related to Code 1 drugs to the USAO's office and the State of California Department of Justice's Bureau of Medical Fraud and Elder

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

21. Commitments, Contingencies and Guarantees (Continued)

Abuse ("CADOJ"). In August 2014, the USAO and 8 states' attorneys general declined to intervene in a California False Claim Act ("FCA") action ("Action") filed under seal in the Eastern District of California by qui tam plaintiff Loyd F. Schmuckley ("Relator") based on DUR and Code 1 allegations. In July 2016, the Commonwealth of Massachusetts and the District of Columbia also declined to intervene in the Action. On May 15, 2017, Relator and the CADOJ stipulated to dismiss all DUR-related claims and 18 other state-based claims. On September 21, 2017, the CADOJ filed a sealed complaint-in-intervention in the Action, asserting causes under the FCA, for unjust enrichment and for payment by mistake related to the Code 1 allegations. The Action was unsealed on September 26, 2017. On September 28, 2017, Relator filed a First Amended Complaint under the FCA also concerning the Code 1 allegations. The Company filed a motion to dismiss Relator's and CADOJ's respective complaints in January 2018, the hearing was held on March 23, 2018. On September 5, 2018, the court issued an order denying the motion to dismiss. The case is proceeding with the first stage of discovery, which focuses on plaintiffs' proposed sampling methodology for determining liability and damages. The Company's motion challenging plaintiffs' proposed sampling methodology will be filed in April 2019, and is scheduled to be heard in June 2019. At this stage of the proceedings, the Company is not able to either predict the outcome of this matter or estimate a potential range of loss with respect to this matter and is vigorously defending this lawsuit.

        The State of Mississippi, by and through its Attorney General, filed a First Amended Complaint against the Company and various purported related entities on September 27, 2016 alleging violations of the Mississippi Medicaid Fraud Control Act, violations of the Mississippi Unfair and Deceptive Trade Practices Act, fraud and unjust enrichment. The Complaint alleges the Company failed to accurately report usual and customary prices to Mississippi's Division of Medicaid. On November 14, 2016, the Company filed motions to dismiss based on substantive and jurisdictional grounds, as well as a motion to transfer venue, all of which were stayed pending the resolution of related litigation on appeal. In September 2018, the stay of the case was lifted. On November 28, 2018, the case was transferred to the Circuit Court of Desoto County and consolidated with related cases with similar allegations brought by Mississippi against other chain pharmacies. At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is vigorously defending this lawsuit.

        The Company is a defendant in the consolidated multidistrict litigation proceeding, In re National Prescription Opiate Litigation (Case No. 17-md-2804), pending in the U.S. District Court for the Northern District of Ohio. Various plaintiffs (such as counties, cities, hospitals, and third-party payors) allege claims generally concerning the impacts of widespread opioid abuse against defendants along the pharmaceutical supply chain, including manufacturers, wholesale distributors, and retail pharmacy chains. Since December 2017, nearly all related cases pending in federal district courts have been transferred to this multi-district litigation. Two Ohio lawsuits (referred to as the "Track One" or "bellwether" cases) have been set for trial in the multi-district litigation: The County of Summit, Ohio v. Purdue Pharma L.P., et al., Case No. 18-OP-45090 (N.D. Ohio); and The County of Cuyahoga v. Purdue Pharma L.P., et al., Case No. 17-OP45004 (N.D. Ohio). On January 29, 2019, the multi-district litigation court entered an order moving the trial date from September 3, 2019 to October 21, 2019 for the two bellwether cases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

21. Commitments, Contingencies and Guarantees (Continued)

        On May 25, 2018, the Company and other defendants filed Motions to Dismiss the Complaints in the bellwether cases. On October 5, 2018, the magistrate judge assigned to review these Motions to Dismiss issued a report and recommendation to the district court judge on the multi-district litigation. The magistrate judge recommended granting dismissal of two claims, the common law absolute public nuisance claim and the City of Akron's public nuisance claim. The report otherwise recommended denying all the defendants' Motions to Dismiss. The Company filed its objections to the magistrate judge's report on November 2, 2018 (along with other defendants). In addition, the Company (as well as most of the parties in the litigation) are engaging in intensive discovery involving the production of documents and participating in the depositions of several key individuals representing plaintiffs and defendants.

        New cases continue to be added each week to the multi-district litigation, which currently includes over 860 relevant federal court lawsuits that name the Company, including lawsuits filed by counties and municipalities in California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Puerto Rico, Texas, Virginia, West Virginia, and Wisconsin. There are also approximately 113 similar lawsuits that name the Company in some capacity that have been filed outside the multi-district litigation, including lawsuits filed in Georgia, Idaho, Illinois, Louisiana, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Washington, and West Virginia. At this stage of the proceedings, the Company is not able to either predict the outcome of these lawsuits or estimate a potential range of loss with respect to the lawsuits and is vigorously defending them. Additionally, the Company has received from the Attorney Generals of several states subpoenas, civil investigative demands, and/or other requests regarding opioids.

        The Company is involved in two putative consumer class action lawsuits in the United States District Court for the Southern District of California, alleging that it overcharged customers' insurance companies for prescription drug purchases, resulting in overpayment of co-pays. The first lawsuit, Byron Stafford v. Rite Aid Corp., Case No. 17-CV-01340-AJB-JLB, was filed on June 30, 2017, and the second case, Robert Josten v. Rite Aid Corp., Case No. 18-CV-00152-AJB-JLB, was filed on January 23, 2018. Each lawsuit alleges that (1) the Company was obligated to charge the plaintiffs' insurance companies a "usual and customary" price for their prescription drugs; and (2) the Company failed to do so properly because the prices it reported were not equal to or adjusted to account for the discount prices that Rite Aid offers to uninsured and underinsured customers through its Rx Savings Program. On December 19, 2017, the court granted the Company's motion to dismiss Stafford's complaint with leave to amend for failure to plead compliance with the applicable statutes of limitations. After Stafford amended the complaint on January 9, 2018, the Company filed another motion to dismiss on January 23, 2018, and a similar motion to dismiss Josten's complaint on March 16, 2018. The court granted the motion to dismiss most of Josten's claims for failure to plead compliance with the applicable statute of limitations but granted leave to amend. The Company's motion to dismiss Josten's amended complaint on the grounds that the statute of limitations expired and he failed to exhaust Medicare administrative remedies, is scheduled to be heard on April 25, 2019. The court denied the motion to dismiss Stafford's claims, opened discovery and set a June 19, 2019 deadline for his class

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

21. Commitments, Contingencies and Guarantees (Continued)

certification motion. At this stage of the proceedings, the Company is not able to either predict the outcome of these lawsuits or estimate a potential range of loss with respect to the lawsuit and is vigorously defending these lawsuits.

        In addition to the above described matters, the Company is subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of business. While the Company's management cannot predict the outcome of any of the claims, the Company's management does not believe that the outcome of any of these matters will be material to the Company's consolidated financial position. It is possible, however, that the Company's results of operations or cash flows could be materially affected by an unfavorable resolution of pending litigation or contingencies.

22. Supplementary Cash Flow Data

	Year Ended
	March 2, 2019	March 3, 2018	March 4, 2017
Cash paid for interest(a)	$267,760	$405,579	$409,692

Cash payments for income taxes, net(a)	$17,383	$87,087	$17,081

Equipment financed under capital leases	$4,165	$13,123	$7,551

Equipment received for noncash consideration	$—	$2,044	$746

Reduction in lease financing obligation	$—	$4,740	—

Accrued capital expenditures	$15,298	$28,869	$27,232

Gross borrowings from revolver(a)	$4,257,000	$4,221,000	$3,608,000

Gross repayments to revolver(a)	$3,382,000	$6,651,000	$3,278,000

(a)—Amounts are presented on a total company basis.

        Significant components of cash used by Other Liabilities of $439,906 for the fifty-two week period ended March 2, 2019 includes cash used resulting from changes in accrued reinsurance of $185,761, changes in accrued wages, benefits and other personnel costs of $58,154, changes in accrued interest of $51,219 and changes in accrued sales and other taxes payable of $44,581.

23. Related Party Transactions

        There were receivables from related parties of $11 and $21 at March 2, 2019 and March 3, 2018, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

24. Guarantor and Non-Guarantor Condensed Consolidating Financial Information

        Rite Aid Corporation conducts the majority of its business through its subsidiaries. With the exception of EIC, substantially all of Rite Aid Corporation's 100% owned subsidiaries guarantee the obligations under the New Facilities and unsecured guaranteed notes (the "Subsidiary Guarantors"). Additionally, with the exception of EIC, the subsidiaries, including joint ventures, that do not guarantee the New Facilities and unsecured guaranteed notes, are minor.

        For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company's New Facilities and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the non-guarantor subsidiaries at

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

24. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

March 2, 2019 and March 3, 2018 and for the fiscal years ended March 2, 2019, March 3, 2018 and March 4, 2017. Separate financial statements for Subsidiary Guarantors are not presented.

	Rite Aid Corporation Condensed Consolidating Balance Sheet March 2, 2019
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$122,134	$22,219	$—		$144,353
Accounts receivable, net	—	1,377,342	411,370	—		1,788,712
Intercompany receivable		400,526	—	(400,526	)(a)	—
Inventories, net of LIFO reserve of $0, $604,444, $0, $0, and $604,444	—	1,871,941	—	—		1,871,941
Prepaid expenses and other current assets	—	172,448	6,684	—		179,132
Current assets held for sale	—	117,581	—	—		117,581

Total current assets	—	4,061,972	440,273	(400,526)		4,101,719
Property, plant and equipment, net	—	1,308,514	—	—		1,308,514
Goodwill	—	1,108,136	—	—		1,108,136
Other intangibles, net	—	399,678	49,028	—		448,706
Deferred tax assets	—	419,122	(10,038)	—		409,084
Investment in subsidiaries	8,294,315	55,109	—	(8,349,424	)(b)	—
Intercompany receivable	—	3,639,035	—	(3,639,035	)(a)	—
Other assets	—	208,018	7,190	—		215,208
Noncurrent assets held for sale	—	—	—	—		—

Total assets	$8,294,315	$11,199,584	$486,453	$(12,388,985)		$7,591,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$—	$16,111	$—	$—		$16,111
Accounts payable	—	1,612,181	6,404	—		1,618,585
Intercompany payable	—	—	400,526	(400,526	)(a)	—
Accrued salaries, wages and other current liabilities	14,005	778,020	16,414	—		808,439

Total current liabilities	14,005	2,406,312	423,344	(400,526)		2,443,135
Long-term debt, less current maturities	3,454,585	—	—	—		3,454,585
Lease financing obligations, less current maturities	—	24,064	—	—		24,064
Intercompany payable	3,639,035	—	—	(3,639,035	)(a)	—
Other noncurrent liabilities	—	474,893	8,000	—		482,893

Total liabilities	7,107,625	2,905,269	431,344	(4,039,561)		6,404,677
Commitments and contingencies	—	—	—	—		—

Total stockholders' equity	1,186,690	8,294,315	55,109	(8,349,424	)(b)	1,186,690

Total liabilities and stockholders' equity	$8,294,315	$11,199,584	$486,453	$(12,388,985)		$7,591,367

(a)
Elimination of intercompany accounts receivable and accounts payable amounts.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

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

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

24. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

(b)
Elimination of investments in consolidated subsidiaries.

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Year Ended March 2, 2019
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$21,297,937	$397,328	$(55,708	)(a)	$21,639,557
Costs and expenses:
Cost of revenues	—	16,648,099	370,413	(55,307	)(a)	16,963,205
Selling, general and administrative expenses	—	4,567,690	25,086	(401	)(a)	4,592,375
Lease termination and impairment expenses	—	107,994	—	—		107,994
Goodwill and intangible asset impairment charges	—	375,190	—	—		375,190
Interest expense	206,862	21,704	(838)	—		227,728
Loss on debt retirements	—	554	—	—		554
Gain on sale of assets, net	—	(38,012)	—	—		(38,012)
Equity in earnings of subsidiaries, net of tax	210,736	(1,033)	—	(209,703	)(b)	—

	417,598	21,682,186	394,661	(265,411)		22,229,034

Income (loss) from continuing operations before income taxes	(417,598)	(384,249)	2,667	209,703		(589,477)
Income tax expense (benefit)	—	75,843	1,634	—		77,477

Net income (loss) from continuing operations	(417,598)	(460,092)	1,033	209,703		(666,954)
Net income (loss) from discontinued operations	(4,615)	249,356	—	—		244,741

Net income (loss)	$(422,213)	$(210,736)	$1,033	$209,703	(b)	$(422,213)
Total other comprehensive income (loss)	3,490	3,490	—	(3,490)		3,490

Comprehensive income (loss)	$(418,723)	$(207,246)	$1,033	$206,213		$(418,723)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

24. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Year Ended March 3, 2018
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$21,413,734	$209,356	$(94,122	)(a)	$21,528,968
Costs and expenses:
Cost of revenues	—	16,645,136	197,084	(93,357	)(a)	16,748,863
Selling, general and administrative expenses	—	4,635,531	16,496	(765	)(a)	4,651,262
Lease termination and impairment expenses	—	58,765	—	—		58,765
Goodwill and intangible asset impairment charges	—	261,727	—	—		261,727
Interest expense	183,825	19,261	(318)	—		202,768
Walgreens Boots Alliance, Inc. termination fee	(325,000)	—	—	—		(325,000)
Gain on sale of assets, net	—	(25,872)	—	—		(25,872)
Equity in earnings of subsidiaries, net of tax	(1,034,775)	(4,072)	—	1,038,847	(b)	—

	(1,175,950)	21,590,476	213,262	944,725		21,572,513

Income (loss) from continuing operations before income taxes	1,175,950	(176,742)	(3,906)	(1,038,847)		(43,545)
Income tax expense (benefit)	—	313,965	(7,978)	—		305,987

Net income (loss) from continuing operations	1,175,950	(490,707)	4,072	(1,038,847)		(349,532)
Net income (loss) from discontinued operations	(232,480)	1,525,482	—	—		1,293,002

Net income (loss)	$943,470	$1,034,775	$4,072	$(1,038,847	)(b)	$943,470
Total other comprehensive income (loss)	7,255	7,255	—	(7,255)		7,255

Comprehensive income (loss)	$950,725	$1,042,030	$4,072	$(1,046,102)		$950,725

(a)
Elimination of intercompany revenues and expenses.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

24. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Year Ended March 2, 2019
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(255,962)	$74,124	$16,129	$—	$(165,709)

Investing activities:
Payments for property, plant and equipment	—	(196,778)	—	—	(196,778)
Intangible assets acquired	—	(47,911)	—	—	(47,911)
Intercompany activity	—	(727,221)	—	727,221	—
Proceeds from sale-leaseback transactions	—	2,587	—	—	2,587
Proceeds from dispositions of assets and investments	—	43,550	—	—	43,550

Net cash (used in) provided by investing activities	—	(925,773)	—	727,221	(198,552)

Financing activities:
Proceeds from issuance of long-term debt	450,000	—	—	—	450,000
Net proceeds from revolver	875,000	—	—	—	875,000
Principal payments on long-term debt	(427,992)	(12,378)	—	—	(440,370)
Change in zero balance cash accounts	—	(59,481)	—	—	(59,481)
Net proceeds from issuance of common stock	2,294	—	—	—	2,294
Financing fees paid for early debt redemption	—	(171)	—	—	(171)
Payments for taxes related to net share settlement of equity awards	—	(2,419)	—	—	(2,419)
Intercompany activity	727,221	—	—	(727,221)	—
Deferred financing costs paid	(21,564)	—	—	—	(21,564)

Net cash provided by (used in) financing activities	1,604,959	(74,449)	—	(727,221)	803,289

Cash flows of discontinued operations:
Operating activities of discontinued operations	(4,615)	(58,341)	—	—	(62,956)
Investing activities of discontinued operations	—	664,740	—	—	664,740
Financing activities of discontinued operations	(1,344,382)	589	—	—	(1,343,793)

Net cash provided by (used in) discontinued operations	(1,348,997)	606,988	—	—	(742,009)

(Decrease) increase in cash and cash equivalents	—	(319,110)	16,129	—	(302,981)
Cash and cash equivalents, beginning of period	—	441,244	6,090	—	447,334

Cash and cash equivalents, end of period	$—	$122,134	$22,219	$—	$144,353

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

24. Guarantor and Non-Guarantor Condensed Consolidating Financial Information (Continued)

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Year Ended March 3, 2018
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash provided by (used in) operating activities	$158,247	$379,439	$(26,216)	$—	$511,470

Investing activities:
Payments for property, plant and equipment	—	(185,879)	—	—	(185,879)
Intangible assets acquired	—	(28,885)	—	—	(28,885)
Intercompany activity	—	(3,460,291)	—	3,460,291	—
Proceeds from insured loss	—	4,239	—	—	4,239
Proceeds from dispositions of assets and investments	—	27,586	—	—	27,586

Net cash (used in) provided by investing activities	—	(3,643,230)	—	3,460,291	(182,939)

Financing activities:
Net payments to revolver	(265,000)	—	—	—	(265,000)
Principal payments on long-term debt	—	(9,882)	—	—	(9,882)
Change in zero balance cash accounts	—	35,605	—	—	35,605
Net proceeds from issuance of common stock	5,796	—	—	—	5,796
Payments for taxes related to net share settlement of equity awards	—	(4,103)	—	—	(4,103)
Intercompany activity	3,460,291	—	—	(3,460,291)	—

Net cash provided by (used in) financing activities	3,201,087	21,620	—	(3,460,291)	(237,584)

Cash flows of discontinued operations:
Operating activities of discontinued operations	(224,300)	(20,826)	—	—	(245,126)
Investing activities of discontinued operations	—	3,496,222	—	—	3,496,222
Financing activities of discontinued operations	(3,135,034)	(5,085)	—	—	(3,140,119)

Net cash provided by (used in) discontinued operations	(3,359,334)	3,470,311	—	—	110,977

(Decrease) increase in cash and cash equivalents	—	228,140	(26,216)	—	201,924
Cash and cash equivalents, beginning of period	—	213,104	32,306	—	245,410

Cash and cash equivalents, end of period	$—	$441,244	$6,090	$—	$447,334

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

25. Interim Financial Results (Unaudited)

	Fiscal Year 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$5,388,490	$5,421,362	$5,450,060	$5,379,645	$21,639,557
Cost of revenues	4,219,741	4,260,211	4,267,972	4,215,281	16,963,205
Selling, general and administrative expenses	1,152,627	1,153,991	1,142,555	1,143,202	4,592,375
Lease termination and impairment charges	9,859	39,609	2,628	55,898	107,994
Goodwill and intangible asset impairment charges	—	375,190	—	—	375,190
Interest expense	62,792	56,233	56,008	52,695	227,728
Loss on debt retirements, net	554	—	—	—	554
Gain on sale of assets, net	(5,859)	(4,965)	(382)	(26,806)	(38,012)

	5,439,714	5,880,269	5,468,781	5,440,270	22,229,034

Loss from continuing operations before income taxes	(51,224)	(458,907)	(18,721)	(60,625)	(589,477)
Income tax (benefit) expense	(9,497)	(106,559)	(1,471)	195,004	77,477

Loss from continuing operations	(41,727)	(352,348)	(17,250)	(255,629)	(666,954)
Net income (loss) from discontinued operations, net of tax	256,143	(6,792)	12,740	(17,350)	244,741

Net income (loss)	214,416	(359,140)	(4,510)	(272,979)	(422,213)

Basic and diluted income (loss) per share(a):
Continuing operations	$(0.79)	$(6.67)	$(0.33)	$(4.83)	$(12.62)
Discontinued operations	$4.86	$(0.13)	$0.24	$(0.32)	$4.63

Net basic and diluted income (loss) per share	$4.07	$(6.80)	$(0.09)	$(5.15)	$(7.99)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

25. Interim Financial Results (Unaudited) (Continued)

	Fiscal Year 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Revenues	$5,436,523	$5,345,011	$5,353,170	$5,394,264	$21,528,968
Cost of revenues	4,274,580	4,183,338	4,166,447	4,124,498	16,748,863
Selling, general and administrative expenses	1,160,940	1,141,844	1,166,514	1,181,964	4,651,262
Lease termination and impairment charges	4,038	3,113	3,939	47,675	58,765
Goodwill impairment	—	—	—	261,727	261,727
Interest expense	51,000	50,857	50,308	50,603	202,768
Walgreens Boots Alliance merger termination fee	—	(325,000)	—	—	(325,000)
Loss (gain) on sale of assets, net	(5,877)	(14,951)	205	(5,249)	(25,872)

	5,484,681	5,039,201	5,387,413	5,661,218	21,572,513

(Loss) income from continuing operations before income taxes	(48,158)	305,810	(34,243)	(266,954)	(43,545)
Income tax (benefit) expense	(12,121)	117,450	(16,061)	216,719	305,987

Net (loss) income from continuing operations	(36,037)	188,360	(18,182)	(483,673)	(349,532)
Net (loss) income from discontinued operations, net of tax	(39,312)	(17,644)	99,213	1,250,745	1,293,002

Net (loss) income	$(75,349)	$170,716	$81,031	$767,072	$943,470

Basic (loss) income per share(a):
Continuing operations	$(0.69)	$3.59	$(0.35)	$(9.18)	$(6.66)
Discontinued operations	$(0.75)	$(0.33)	$1.90	$23.74	$24.64

Net basic (loss) income per share	$(1.44)	$3.26	$1.55	$14.56	$17.98

Diluted (loss) income per share(a):
Continuing operations	$(0.69)	$3.53	$(0.35)	$(9.18)	$(6.66)
Discontinued operations	$(0.75)	$(0.33)	$1.90	$23.74	$24.64

Net diluted (loss) income per share	$(1.44)	$3.20	$1.55	$14.56	$17.98

(a)
Income per share amounts for each quarter may not necessarily total to the yearly income per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

        During the fourth quarter of fiscal 2019, the Company recorded an income tax expense of $212,252 in connection with the revaluation of the Company's deferred tax assets resulting from an increase in the valuation allowance as discussed in Note 7 and facilities impairment charges of $28,920. Also, during the fourth quarter of fiscal 2019, the Company recorded a LIFO charge of $4,043 due to higher inflation on pharmaceutical drugs as compared to a LIFO credit recognized at prior year end caused by deflation on pharmacy generics.

        During the fourth quarter of fiscal 2018, the Company recorded an income tax expense of $324,765 in connection with the revaluation of the Company's deferred tax assets as a result of the Tax Act as discussed in Note 7, a goodwill impairment charge of $261,727 ($191,000 net of the related income tax benefit), and facilities impairment charges of $36,927. Also, during the fourth quarter of fiscal 2018, the Company recorded a LIFO credit of $49,220 due to higher deflation on pharmacy generics as compared to a LIFO credit recognized at prior year end caused by lower deflation on pharmacy generics.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 2, 2019, March 3, 2018 and March 4, 2017

(In thousands, except per share amounts)

26. Financial Instruments

        The carrying amounts and fair values of financial instruments at March 2, 2019 and March 3, 2018 are listed as follows:

	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Variable rate indebtedness	$1,297,013	$1,325,000	$—	$—
Fixed rate indebtedness	$2,157,571	$1,795,335	$3,905,841	$3,927,411

        Cash, trade receivables and trade payables are carried at market value, which approximates their fair values due to the short-term maturity of these instruments. In addition, as of March 2, 2019 and March 3, 2018, the Company had $7,191 and $7,282, respectively, of investments carried at amortized cost, as these investments are being held to maturity. As of March 2, 2019, these investments are included as a component of prepaid expenses and other current assets. As of March 3, 2018, these investments are included as a component of other assets. The Company believes the carrying value of these investments approximates their fair value.

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

RITE AID CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended March 2, 2019, March 3, 2018, and March 4, 2017

(dollars in thousands)

Allowances deducted from accounts receivable for estimated uncollectible amounts:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 2, 2019	$25,134	$48,728	$60,756	$13,106
Year ended March 3, 2018	$30,891	$94,006	$99,763	$25,134
Year ended March 4, 2017	$32,820	$72,876	$74,805	$30,891

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION
By:	/s/ BRUCE G. BODAKEN Bruce G. Bodaken Chairman
Dated: April 25, 2019

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on April 25, 2019.

Signature	Title

/s/ JOHN T. STANDLEY John T. Standley	Chief Executive Officer (principal executive officer)
/s/ MATTHEW C. SCHROEDER Matthew C. Schroeder	Chief Financial Officer (principal financial officer)
/s/ BRIAN T. HOOVER Brian T. Hoover	Senior Vice President and Chief Accounting Officer (principal accounting officer)
/s/ BRUCE G. BODAKEN Bruce G. Bodaken	Director
/s/ ELIZABETH BURR Elizabeth Burr	Director
/s/ ROBERT E. KNOWLING, JR Robert E. Knowling, Jr	Director
/s/ KEVIN E. LOFTON Kevin E. Lofton	Director

Signature	Title

/s/ LOUIS P. MIRAMONTES Louis P. Miramontes	Director
/s/ ARUN NAYAR Arun Nayar	Director
/s/ KATHERINE QUINN Katherine Quinn	Director
/s/ MARCY SYMS Marcy Syms	Director