Form 10-Q
period 2019-06-01
RITE AID CORP
filed 2019-07-11
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2019

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

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report):

Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	RAD	New York Stock Exchange

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

The registrant had 53,805,922 shares of its $1.00 par value common stock outstanding as of June 25, 2019.

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

•                  the ongoing impact of private and public third party payors’ continued reduction in prescription drug reimbursement rates and their efforts to limit access to payor networks, including through mail order;

•                  our ability to achieve the benefits of our efforts to reduce the costs of our generic and other drugs, and our ability to achieve and sustain drug pricing efficiencies;

•                  the risk that changes in federal or state laws or regulations, including the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection and the Affordable Care Act (or “ACA”) and any regulations enacted thereunder may occur;

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

•                  our ability to maintain our current pharmacy services business and obtain new pharmacy services business, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations and the risk that we cannot meet client guarantees;

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

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended March 2, 2019 (the “Fiscal 2019 10-K”), as well as in the “Risk Factors” section of the Fiscal 2019 10-K, which we filed with the SEC on April 25, 2019 and is available on the SEC’s website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	June 1, 2019	March 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$190,453	$144,353
Accounts receivable, net	1,803,778	1,788,712
Inventories, net of LIFO reserve of $611,933 and $604,444	1,875,917	1,871,941
Prepaid expenses and other current assets	104,784	179,132
Current assets held for sale	153,811	117,581
Total current assets	4,128,743	4,101,719
Property, plant and equipment, net	1,284,680	1,308,514
Operating lease right-of-use assets	2,985,213	—
Goodwill	1,108,136	1,108,136
Other intangibles, net	400,084	448,706
Deferred tax assets	409,084	409,084
Other assets	213,749	215,208
Total assets	$10,529,689	$7,591,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$11,751	$16,111
Accounts payable	1,556,425	1,618,585
Accrued salaries, wages and other current liabilities	782,205	808,439
Current portion of operating lease liabilities	450,933	—
Current liabilities held for sale	43,829	—
Total current liabilities	2,845,143	2,443,135
Long-term debt, less current maturities	3,582,037	3,454,585
Long-term operating lease liabilities	2,790,738	—
Lease financing obligations, less current maturities	22,679	24,064
Other noncurrent liabilities	253,875	482,893
Total liabilities	9,494,472	6,404,677
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 53,833 and 54,016	53,833	54,016
Additional paid-in capital	5,882,363	5,876,977
Accumulated deficit	(4,869,679)	(4,713,244)
Accumulated other comprehensive loss	(31,300)	(31,059)
Total stockholders’ equity	1,035,217	1,186,690
Total liabilities and stockholders’ equity	$10,529,689	$7,591,367

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	June 1, 2019	June 2, 2018
Revenues	$5,372,589	$5,388,490
Costs and expenses:
Cost of revenues	4,245,866	4,219,741
Selling, general and administrative expenses	1,162,652	1,152,627
Lease termination and impairment charges	478	9,859
Interest expense	58,270	62,792
Loss on debt retirements, net	—	554
Gain on sale of assets, net	(2,712)	(5,859)
	5,464,554	5,439,714
Loss from continuing operations before income taxes	(91,965)	(51,224)
Income tax expense (benefit)	7,374	(9,497)
Net loss from continuing operations	(99,339)	(41,727)
Net (loss) income from discontinued operations, net of tax	(320)	256,143
Net (loss) income	$(99,659)	$214,416
Computation of (loss) income attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(99,339)	$(41,727)
(Loss) income from discontinued operations attributable to common stockholders—basic and diluted	(320)	256,143
(Loss) income attributable to common stockholders—basic and diluted	$(99,659)	$214,416

Basic and diluted (loss) income per share:
Continuing operations	$(1.88)	$(0.79)
Discontinued operations	$0.00	$4.86
Net basic and diluted (loss) income per share	$(1.88)	$4.07

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	June 1, 2019	June 2, 2018
Net (loss) income	$(99,659)	$214,416
Other comprehensive (loss) income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $144 tax expense	415	364
Change in fair value of interest rate cap	(656)	—
Total other comprehensive (loss) income	(241)	364
Comprehensive (loss) income	$(99,900)	$214,780

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE MARCH 2, 2019	54,016	$54,016	$5,876,977	$(4,713,244)	$(31,059)	$1,186,690
Net loss				(99,659)		(99,659)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					415	415
Change in fair value of interest rate cap					(656)	(656)
Comprehensive loss						(99,900)
Adoption of ASU 2016-02				(56,776)		(56,776)
Exchange of restricted shares for taxes	(5)	(5)	(190)			(195)
Cancellation of restricted stock	(178)	(178)	178			—
Amortization of restricted stock balance			5,016			5,016
Stock-based compensation expense	—	—	382			382
BALANCE JUNE 1, 2019	53,833	$53,833	$5,882,363	$(4,869,679)	$(31,300)	$1,035,217

BALANCE MARCH 3, 2018	53,366	$53,366	$5,864,664	$(4,282,471)	$(34,549)	$1,601,010
Net income				214,416		214,416
Other comprehensive income:
Changes in Defined Benefit Plans, net of $144 tax expense					364	364
Comprehensive income						214,780
Adoption of ASU 2014-09				(8,547)		(8,547)
Cancellation of restricted stock	(44)	(44)	44			—
Amortization of restricted stock balance			3,381			3,381
Stock-based compensation expense			778			778
Stock options exercised	38	38	871			909
BALANCE JUNE 2, 2018	53,360	$53,360	$5,869,738	$(4,076,602)	$(34,185)	$1,812,311

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	June 1, 2019	June 2, 2018
Operating activities:
Net (loss) income	$(99,659)	$214,416
Net (loss) income from discontinued operations, net of tax	(320)	256,143
Net loss from continuing operations	$(99,339)	$(41,727)
Adjustments to reconcile to net cash used in operating activities of continuing operations:
Depreciation and amortization	83,926	94,529
Lease termination and impairment charges	478	9,859
LIFO charge	7,489	9,966
Gain on sale of assets, net	(2,712)	(5,859)
Stock-based compensation expense	5,380	5,031
Loss on debt retirements, net	—	554
Changes in deferred taxes	—	(12,355)
Changes in operating assets and liabilities:
Accounts receivable	(17,565)	(194,159)
Inventories	(11,454)	31,101
Accounts payable	(75,893)	207,960
Operating lease right-of-use assets and operating lease liabilities	(11,893)	—
Other assets	22,513	7,102
Other liabilities	47,831	(128,316)
Net cash used in operating activities of continuing operations	(51,239)	(16,314)
Investing activities:
Payments for property, plant and equipment	(40,981)	(47,971)
Intangible assets acquired	(8,210)	(13,655)
Proceeds from dispositions of assets and investments	658	9,916
Proceeds from sale-leaseback transactions	—	2,587
Net cash used in investing activities of continuing operations	(48,533)	(49,123)
Financing activities:
Net proceeds from revolver	125,000	190,000
Principal payments on long-term debt	(1,780)	(431,106)
Change in zero balance cash accounts	36,387	1,083
Net proceeds from issuance of common stock	—	910
Payments for taxes related to net share settlement of equity awards	(195)	—
Financing fees paid for early debt redemption	—	(13)
Deferred financing costs paid	(186)	—
Net cash provided by (used in) financing activities of continuing operations	159,226	(239,126)
Cash flows from discontinued operations:
Operating activities of discontinued operations	(13,877)	(74,050)
Investing activities of discontinued operations	523	603,402
Financing activities of discontinued operations	—	(525,031)
Net cash (used in) provided by discontinued operations	(13,354)	4,321
Increase (decrease) in cash and cash equivalents	46,100	(300,242)
Cash and cash equivalents, beginning of period	144,353	447,334
Cash and cash equivalents, end of period	$190,453	$147,092

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended June 1, 2019 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2019 10-K.

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, (Topic 842) (“ASU-2016-02” or the “Lease Standard”), which is intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that engage in lease transactions (both lessee and lessor). This ASU requires organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet a right of use asset (“ROU asset”) and a lease liability for the obligations created by those leases. ASU No. 2016-02 is effective for fiscal years and interim periods within those years beginning January 1, 2019.

During July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. Among other things, ASU 2018-11 provides administrative relief by allowing entities to implement the Lease Standard using an alternative transition method. Effectively, the alternative transition method permits adoption of the Lease Standard through an adjustment to its opening balance sheet for the period of adoption, with the cumulative effect accounted for as an adjustment to retained earnings, without restating prior periods.

The Company adopted the Lease Standard on March 3, 2019 under the alternative transition method as permissible under ASU 2018-11, and applied the Lease Standard to all leases through a cumulative-effect adjustment to beginning accumulated deficit.  As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.  The Company elected the package of practical expedients permitted under the transition guidance within the Lease Standard, which includes, among other things, the ability to carry forward the existing lease classification.  On March 3, 2019, the Company recorded a liability for operating leases of $3,295,327, a ROU asset for such leases of $3,026,976 and recorded an after-tax transition adjustment to increase accumulated deficit by $56,776.  The Lease Standard had a material impact on the unaudited condensed consolidated balance sheet, but did not have a material impact on the unaudited condensed consolidated statement of operations or the unaudited condensed consolidated statement of cash flows.

As permitted under the practical expedient concerning assessment of lease portfolio, the Company chose not to reassess its lease portfolio, and consequently, all existing leases that were classified as operating leases in accordance with Topic 840, continue to be classified as operating leases, and all existing leases that were classified as capital leases under Topic 840 continue to be classified as finance leases.

The Company performed an evaluation of ROU asset for impairment on transition.  Stores that had previously been impaired and continued to fail the recoverability test as of March 2, 2019 were evaluated.  Any store ROU asset with a carrying amount in excess of fair value was written down to the fair value.  Fair value of those ROU assets was determined based on a study of market rents for similar active/operating retails sites.  The result of this impairment assessment was a $81,745 write-down of the ROU assets on transition to accumulated deficit.  In addition, the Company recognized $24,969 of deferred gains as a reduction to accumulated deficit upon transition related to prior sale-leaseback transactions along with other minor adjustments.

As of March 2, 2019, the Company had $124,046 in closed store and lease exit liabilities under Topic 420 (“Topic 420 Liabilities”). Under transition to Topic 842, existing Topic 420 liabilities were eliminated by recording a reduction to the ROU asset balance.  However, in certain cases the Company had larger existing Topic 420 liabilities than the ROU asset balances.  This excess amount of $9,333 continues to be recorded as a liability and will reduce lease expense over the remaining lease term of the affected stores.  In addition, upon transition, the Company reclassified deferred rent, including unamortized tenant income allowances, prepaid rent, and favorable and unfavorable lease balances resulting from prior acquisition accounting to the ROU asset.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following is a discussion of the Company’s lease policy under the new lease accounting standard:

The Company determines if an arrangement contains a lease at the inception of a contract. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and operating lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. As the interest rate implicit in the Company’s leases is not readily determinable, the Company utilizes its incremental borrowing rate, determined by class of underlying asset, to discount the lease payments. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term.  We use quoted interest rates obtained from financial institutions in an input to derive our incremental borrowing rate as the discount rate for the lease.  The ROU asset is equal to the operating lease liability plus lease payments made before commencement, less lease incentives received from the landlord.

The Company’s real estate leases typically contain options that permit lease extensions for additional periods of up to five years each. For real estate leases, generally, the renewal periods are not included within the lease term and the associated payments are not included in the measurement of the ROU asset and operating lease liability as the options to extend are not considered reasonably certain to occur at lease commencement.  The Company reevaluates each lease on a regular basis to consider the economic and strategic incentives of exercising the renewal options and will include all reasonably certain options in the measurement of our lease term.  Generally, the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the operating lease right-of-use asset and the operating lease liability until the renewals are i) evaluated and ii) determined to be exercised.  The Company has an insignificant amount of non-real estate leases however, renewal options are not included in the lease term for non-real estate leases because they are not considered reasonably certain of being exercised at lease commencement. The Company rarely executes leases less than 12 months. On transition, the Company did include in its ROU asset balance leases with less than 12 month remaining.

For real estate leases, the Company accounts for lease components and non-lease components as a single lease component. Certain real estate leases require additional payments based on sales volume, as well as reimbursement for real estate taxes, common area maintenance and insurance, which are expensed as incurred as variable lease costs. Other real estate leases contain one fixed lease payment that includes real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and included in the operating lease right-of-use assets and operating lease liabilities.

Impact of the Lease Standard on Financial Statement Line Items

As a result of applying the alternative transition method to adopt the Lease Standard, the following adjustments were made to accounts on the unaudited condensed consolidated balance sheet as of March 3, 2019:

	Impact of change in accounting policy
(in thousands)	As reported March 2, 2019	Adjustments	As adjusted March 3, 2019
ASSETS
Current assets:
Cash and cash equivalents	$144,353	$—	$144,353
Accounts receivable, net	1,788,712	—	1,788,712
Inventories, net	1,871,941	—	1,871,941
Prepaid expenses and other current assets	179,132	(51,448)	127,684
Current assets held for sale	117,581	43,697	161,278
Total current assets	4,101,719	(7,751)	4,093,968
Property, plant and equipment, net	1,308,514	—	1,308,514
Operating lease right-of-use asset	—	3,026,976	3,026,976
Goodwill	1,108,136	—	1,108,136
Other intangibles, net	448,706	(29,632)	419,074
Deferred tax assets	409,084	—	409,084
Other assets	215,208	(1,086)	214,122
Total assets	$7,591,367	$2,988,507	$10,579,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$16,111	$—	$16,111
Accounts payable	1,618,585	—	1,618,585
Accrued salaries, wages and other current liabilities	808,439	(56,553)	751,886
Current portion of operating lease liabilities	—	457,305	457,305
Current liabilities held for sale	—	45,167	45,167
Total current liabilities	2,443,135	445,919	2,889,054
Long-term debt, less current maturities	3,454,585	—	3,454,585
Long-term operating lease liabilities	—	2,838,022	2,838,022
Lease financing obligations, less current maturities	24,064	—	24,064
Other noncurrent liabilities	482,893	(238,658)	244,235
Total liabilities	6,404,677	3,045,283	9,449,960
Commitments and contingencies	—	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 54,016	54,016	—	54,016
Additional paid-in capital	5,876,977	—	5,876,977
Accumulated deficit	(4,713,244)	(56,776)	(4,770,020)
Accumulated other comprehensive loss	(31,059)	—	(31,059)
Total stockholders’ equity	1,186,690	(56,776)	1,129,914
Total liabilities and stockholders’ equity	$7,591,367	$2,988,507	$10,579,874

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

See Note 12 for additional information.

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

The Company adopted the new revenue standard as of March 4, 2018 using the modified retrospective method and applying the new standard to all contracts with customers. In connection with the adoption of the new revenue standard, the Company identified one difference in its Retail Pharmacy segment related to the timing of revenue recognition for third party prescription revenues, which was historically recognized at the time the prescription was filled. Upon adoption of ASU No. 2014-09, this revenue is recognized at the time the customer takes possession of the merchandise. In connection with its March 4, 2018 adoption of the new revenue standard on a modified retrospective basis, the Company recorded a reduction to accounts receivable of $57,897, a reduction to deferred tax assets of $1,771, an increase to inventory of $51,121, and a corresponding increase to accumulated deficit of $8,547 within its Retail Pharmacy segment.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

Points earned pursuant to the wellness+ program represent a performance obligation and the Company allocates revenue between the merchandise purchased and the wellness + points based on the relative stand-alone selling price of each performance obligation. The relative value of the wellness + points is initially deferred as a contract liability (included in other current and noncurrent liabilities). As members receive discounted front-end merchandise or when the benefit period expires, the Retail Pharmacy segment recognizes an allocable portion of the deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $74,921 as of June 1, 2019, of which $51,581 is included in other current liabilities and $23,340 is included in noncurrent liabilities. The Retail Pharmacy segment had accrued contract liabilities of $63,720 as of March 2, 2019, of which $51,042 is included in other current liabilities and $12,678 is included in noncurrent liabilities.

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

Pharmacy Services Segment

The Pharmacy Services segment sells prescription drugs indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy. The Pharmacy Services segment recognizes revenue from prescription drugs sold by (i) its mail service dispensing pharmacy and (ii) under retail pharmacy network contracts where it is the principal at the contract prices negotiated with its clients, primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States. Revenues include: (i) the portion of the price the client pays directly to the Pharmacy Services segment, net of any volume-related or other discounts paid back to the client (see “Drug Discounts” below), (ii) the price paid to the Pharmacy Services segment by client plan members for mail order prescriptions (“Mail Co-Payments”), (iii) client plan member copayments made directly to the retail pharmacy network and (iv) administrative fees. Revenue is recognized when the Pharmacy Services segment meets its performance obligations relative to each transaction type. The following revenue recognition policies have been established for the Pharmacy Services segment:

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

Medicare Part D—The Pharmacy Services segment, through its Envision Insurance Company (“EIC”) subsidiary, participates in the federal government’s Medicare Part D program as a Prescription Drug Plan (“PDP”). Please refer to Note 8, Medicare Part D.

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by major source in each segment for the thirteen week period ended June 1, 2019:

In thousands	For the thirteen week period ended June 1, 2019
Retail Pharmacy segment:
Pharmacy sales	$2,563,244
Front-end sales	1,265,361
Other revenue	36,203
Total Retail Pharmacy segment	3,864,808
Pharmacy Services segment	1,566,292
Intersegment elimination	(58,511)
Total revenue	$5,372,589

Reclassification of the Statements of Cash Flows presentation

During fiscal 2019, the Company expanded its disclosure on its Statements of Cash Flows to include changes in other assets separate from changes in other liabilities, which had historically been combined. Prior period amounts have been reclassified to conform to the current period presentation.

Recasting of per-share amounts

As previously announced, the Company implemented a reverse stock split of the Company’s common stock at a reverse stock split ratio of 1-for-20. The Company’s common stock began trading on a split-adjusted basis on the NYSE at the market open on April 22, 2019. Accordingly, all share and per-share amounts for the prior period has been recasted to reflect the reverse stock split.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

2. Restructuring

In March 2019, the Board of Directors implemented a reorganization of our executive management team to further streamline our business.  In addition, the Company announced a restructuring plan that will reduce managerial layers and consolidate roles across the organization, resulting in the elimination of approximately 400 full-time positions located at the Company’s headquarters and across the field organization. Approximately two-thirds of the reductions took place at the time of the announcement and the balance will occur by the end of fiscal 2020.

In April 2019, the Company implemented its Path to the Future transformation initiative, which focuses primarily on opportunities to drive further growth and operating efficiency, including i) building tools to work with regional health plans to improve patient health outcomes, ii) rationalize SKU’s in its front-end offering to free up working capital, improve front-end profitability and improve the customer experience, iii) an assessment of the Company’s pricing and promotional strategy and, iv) a continued review of the Company’s cost structure, which includes opportunities to use technology and vendor partners to help reduce costs.

For the thirteen week period ended June 1, 2019, the Company incurred total restructuring-related costs of $43,350, which are included as a component of SG&A.  These costs are as follows:

	Retail Pharmacy segment	Pharmacy Services segment	Total

Restructuring-related costs
Severance and related costs associated with the March 2019 reorganization (a)	$25,272	$1,804	$27,076
Non-executive retention costs associated with the March 2019 reorganization (b)	4,499	2,165	6,664
Professional and other fees relating to the Path to the Future transformation initiative (c)	9,610	—	9,610
Total restructuring-related costs	$39,381	$3,969	$43,350

A summary of activity for the thirteen week period ended June 1, 2019 in the restructuring-related liabilities associated with the programs noted above, which is included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related costs (a)	Retention costs (b)	Professional and other fees (c)	Total

Balance at March 2, 2019	$—	$4,704	$—	$4,704
Additions charged to expense	27,076	6,664	9,610	43,350
Cash payments	(4,653)	(242)	(9,610)	(14,505)
Balance at June 1, 2019	$22,423	$11,126	$—	$33,549

(a) — Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with the March 2019 reorganization.

(b) — As part of its March 2019 reorganization, the Company incurred costs with the implementation of a retention plan for certain of its key associates.

(c) — Professional and other fees include costs incurred in connection with the identification and implementation of transformation initiatives associated with the Path to the Future initiative.

The Company anticipates its total fiscal 2020 restructuring-related costs to be approximately $55,000.

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

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

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

The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. The Company has agreed to various covenants and agreements, including, among others, the Company’s agreement to conduct its business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the distribution center closing. The Company has also agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the TSA, the Company provides various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA has been extended to October 17, 2020. In connection with these services, the Company purchases the related inventory and incurs cash payments for the selling, general and administrative activities, which, the Company bills on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen week periods ended June 1, 2019 and June 2, 2018 were $1,192,791 and $2,041,075, respectively, of which $224,385 and $447,305 is included in Accounts receivable, net. The Company charged WBA TSA fees of $14,225 and $23,735 during the thirteen week periods ended June 1, 2019 and June 2, 2018, respectively, which are reflected as a reduction to selling, general and administrative expenses.

Based on its magnitude and because the Company exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposal Group to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended June 1, 2019 and March 2, 2019, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

The carrying amount of the Assets to be Sold, which were included in the Retail Pharmacy segment, have been reclassified from their historical balance sheet presentation to current assets and liabilities held for sale as follows:

	June 1, 2019	March 2, 2019
Inventories	$62,351	$68,233
Property and equipment	49,346	49,348
Operating lease right-of-use asset	42,114	—
Current assets held for sale	$153,811	$117,581
Current portion of operating lease liabilities	$3,213	$—
Long-term operating lease liabilities	40,616	—
Current liabilities held for sale	$43,829	$—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The operating results of the discontinued operations that are reflected on the consolidated statements of operations within net income (loss) from discontinued operations are as follows:

	June 1, 2019 (13 weeks)	June 2, 2018 (13 weeks)
Revenues	$(88)	$23,400
Costs and expenses:
Cost of revenues(a)	265	17,081
Selling, general and administrative expenses(a)	486	13,875
Lease termination and impairment charges	—	—
Loss on debt retirements, net	—	4,570
Interest expense(b)	—	4,615
Gain on stores sold to Walgreens Boots Alliance	—	(360,557)
Gain on sale of assets, net	(522)	—
	229	(320,416)
(Loss) income from discontinued operations before income taxes	(317)	343,816
Income tax expense	3	87,673
Net (loss) income from discontinued operations, net of tax	$(320)	$256,143

(a)                                 Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.

(b)                                 In accordance with ASC 205-20, the operating results for the thirteen week periods ended June 1, 2019 and June 2, 2018, respectively, for the discontinued operations include interest expense relating to the outstanding indebtedness repaid with the estimated excess proceeds from the Sale.

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

	Thirteen Week Period Ended
	June 1, 2019	June 2, 2018
Basic and diluted (loss) income per share:
Numerator:
Net loss from continuing operations	$(99,339)	$(41,727)
Net (loss) income from discontinued operations	(320)	256,143
(Loss) income attributable to common stockholders— basic and diluted	$(99,659)	$214,416
Denominator:
Basic weighted average shares	52,976	52,719
Outstanding options and restricted shares, net	—	—
Diluted weighted average shares	52,976	52,719

Basic and diluted (loss) income per share:
Continuing operations	$(1.88)	$(0.79)
Discontinued operations	0.00	4.86
Net basic and diluted (loss) income per share	$(1.88)	$4.07

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Due to their antidilutive effect, 992 and 1,288 potential common shares related to stock options have been excluded from the computation of diluted income (loss) per share for the thirteen week period ended June 1, 2019 and June 2, 2018, respectively. Also, excluded from the computation of diluted income (loss) per share as of June 1, 2019 and June 2, 2018 are restricted shares of 813 and 567, respectively, which are included in shares outstanding.

On April 10, 2019, the Company’s Board of Directors approved a one-for-twenty reverse stock split of the Company’s outstanding shares of common stock. The reverse stock split was effected on April 18, 2019 at 5:00 p.m. Eastern time. At the effective time, every twenty issued and outstanding shares of the Company’s common stock were converted into one share of common stock. No fractional shares were issued in connection with the reverse stock split, and in lieu thereof, each stockholder holding fractional shares was entitled to receive a cash payment (without interest or deduction) from the Company’s transfer agent in an amount equal to such stockholder’s respective pro rata shares of the total net proceeds from the Company’s transfer agent sale of all fractional shares at the then-prevailing prices on the open market. In connection with the reverse stock split, the number of authorized shares of our common stock was also reduced on a one-for-twenty basis, from 1,500,000 to 75,000. The par value of each share of common stock remained unchanged. A proportionate adjustment was also made to the maximum number of shares issuable under the Company’s 2014 Equity Incentive Plan.

5. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended
	June 1, 2019	June 2, 2018
Impairment charges	$123	$283
Lease termination charges	—	9,576
Facility exit charges	355	—
	$478	$9,859

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirteen week period ended June 1, 2019, long-lived assets from continuing operations with a carrying value of $123, primarily store assets, were written down to their fair value of $0, resulting in an impairment charge of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

$123. During the thirteen week period ended June 2, 2018, long-lived assets from continuing operations with a carrying value of $1,575, primarily store assets, were written down to their fair value of $1,292, resulting in an impairment charge of $283. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at June 1, 2019 and June 2, 2018:

Fair Value Measurement Using

	Level 1	Level 2	Level 3	Total as of June 1, 2019
Long-lived assets held for use	$—	$—	$—	$—
Long-lived assets held for sale	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Level 1	Level 2	Level 3	Total as of June 2, 2018
Long-lived assets held for use	$—	$—	$—	$—
Long-lived assets held for sale	$—	$1,292	$—	$1,292
Total	$—	$1,292	$—	$1,292

The above assets reflected in the caption Long-lived assets held for sale are separate and apart from the Assets to be Sold and do to their immateriality have not been reclassified to assets held for sale.

Lease Termination and Facility Exit Charges

As part of the Company’s ongoing business activities, the Company assesses stores and distribution centers for potential closure or relocation. Decisions to close or relocate stores or distribution centers in future periods would result in lease termination charges, lease exit costs and inventory liquidation charges, as well as impairment of assets at these locations. When a store or distribution center is closed, the Company records an expense for unrecoverable costs and accrues a liability equal to the present value at current credit adjusted risk-free interest rates of any anticipated executory costs which are not included within the store or distribution center’s respective lease liability under Topic 842. Other store or distribution center closing and liquidation costs are expensed when incurred.

The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Thirteen Week Period Ended
	June 1, 2019	June 2, 2018
Balance—beginning of period	$124,046	$133,290
Existing Topic 420 liabilities eliminated by recording a reduction to the ROU asset	(112,288)	—
Provision for present value of noncancellable lease payments of closed stores	—	8,130
Changes in assumptions about future sublease income, terminations and changes in interest rates	—	(1,038)
Interest accretion	—	2,685
Cash payments, net of sublease income	(2,425)	(11,885)
Balance—end of period	$9,333	$131,182

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 5, Lease Termination and Impairment Charges, for the recognition and disclosure of fair value measurements.

As of June 1, 2019 and March 2, 2019, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of June 1, 2019 and March 2, 2019, the Company has $6,968 and $7,191, respectively, of investments carried at amortized cost as these investments are being held to maturity. These investments are included as a component of other assets as of June 1, 2019 and as a component of prepaid expenses and other current assets as of March 2, 2019. The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,582,037 and $3,172,793, respectively, as of June 1, 2019. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,454,585 and $3,120,335, respectively, as of March 2, 2019.

On March 15, 2019, the Company entered into an interest rate cap (“Cap”), which has been designated to the variable interest rate payments on the first $650.0 million notional amount of variable rate indebtedness. The Cap has an effective date of March 21, 2019 and expires on March 21, 2021. The Cap provides the Company with interest rate protection in the event that LIBOR increases above 2.75%.  The fair market value of the Cap is recorded as a component of other assets.

7. Income Taxes

The Company recorded an income tax expense from continuing operations of $7,374 and an income tax benefit from continuing operations of $9,497 for the thirteen week periods ended June 1, 2019 and June 2, 2018. The effective tax rate for the thirteen week periods ended June 1, 2019 and June 2, 2018 was (8.0)% and 18.5%, respectively. The effective tax rate for the thirteen week period ended June 1, 2019 is net of an adjustment of (34.5)% to increase the valuation allowance for additional deferred tax assets created this period.  The effective tax rate for the thirteen week period ended June 2, 2018 included an adjustment of (2.3)% to increase the valuation allowance related to certain state deferred  taxes.

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

The Company believes that it is reasonably possible that a decrease of up to $7,295 in unrecognized tax benefits related to state exposures may be necessary in the next twelve months however management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $1,048,101 and $1,091,416, which relates to federal and state deferred tax assets that may not be realized based on the Company’s future projections of taxable income at June 1, 2019 and March 2, 2019, respectively.

8. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $23,314 as of March 31, 2019. EIC was in excess of the minimum required amounts in these states as of June 1, 2019.

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

As of June 1, 2019 and March 2, 2019, accounts receivable, net included $448,266 and $392,400 due from CMS respectively.

9. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables of $465,562 and $445,200 included in Accounts receivable, net, as of June 1, 2019 and March 2, 2019, respectively.

10. Goodwill and Other Intangible Assets

There was no impairment charge for the thirteen week period ended June 1, 2019. At June 1, 2019 and March 2, 2019, accumulated impairment losses for the Pharmacy Services segment was $574,712.

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of June 1, 2019 and March 2, 2019.

	June 1, 2019				March 2, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Remaining Weighted Average Amortization Period
Favorable leases and other(a)	$180,435	$(158,605)	$21,830	3 years	$370,855	$(318,503)	$52,352	7 years
Prescription files	926,101	(837,819)	88,282	3 years	919,749	(827,222)	92,527	3 years
Customer relationships(a)	388,000	(204,023)	183,977	12 years	388,000	(193,352)	194,648	13 years
CMS license	57,500	(9,047)	48,453	21 years	57,500	(8,472)	49,028	22 years
Claims adjudication and other developed software	58,985	(33,137)	25,848	3 years	58,985	(31,030)	27,955	4 years
Trademarks	20,100	(7,906)	12,194	6 years	20,100	(7,404)	12,696	7 years
Backlog	11,500	(11,500)	—	0 years	11,500	(11,500)	—	0 years
Total finite	$1,642,621	$(1,262,037)	380,584		$1,826,689	$(1,397,483)	$429,206
Trademarks	19,500	—	19,500	Indefinite	19,500	—	19,500	Indefinite
Total	$1,662,121	$(1,262,037)	$400,084		$1,846,189	$(1,397,483)	$448,706

(a)                                      Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

Also included in other non-current liabilities as of June 1, 2019 and March 2, 2019 are unfavorable lease intangibles with a net carrying amount of $0 and $14,763, respectively. In connection with the Adoption of ASU 2016-02, Leases (Topic 842), both favorable and unfavorable leases were reclassified into operating lease right-of-use assets.

Amortization expense for these intangible assets and liabilities was $27,660 and $35,400 for the thirteen week periods ended June 1, 2019 and June 2, 2018, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2020—$99,436; 2021—$76,988; 2022—$56,559; 2023—$41,485 and 2024—$27,910.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

11. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at June 1, 2019 and March 2, 2019:

	June 1, 2019	March 2, 2019
Secured Debt:
Senior secured revolving credit facility due December 2023 ($1,000,000 and $875,000 face value less unamortized debt issuance costs of $22,972 and $24,069)	$977,028	$850,931
FILO term loan due December 2023 ($450,000 face value less unamortized debt issuance costs of $3,662 and $3,918)	446,338	446,082
	1,423,366	1,297,013
Guaranteed Unsecured Debt:
6.125% senior notes due April 2023 ($1,753,490 face value less unamortized debt issuance costs of $15,940 and $16,982)	1,737,550	1,736,508
	1,737,550	1,736,508
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($295,000 face value less unamortized debt issuance costs of $1,253 and $1,295)	293,747	293,705
6.875% fixed-rate senior notes due December 2028 ($128,000 face value less unamortized debt issuance costs of $626 and $642)	127,374	127,358
	421,121	421,063
Lease financing obligations	34,430	40,176
Total debt	3,616,467	3,494,760
Current maturities of long-term debt and lease financing obligations	(11,751)	(16,111)
Long-term debt and lease financing obligations, less current maturities	$3,604,716	$3,478,649

Credit Facility

On December 20, 2018, the Company entered into a new senior secured credit agreement, consisting of a new $2,700,000 senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a new $450,000 “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan”) (collectively the “New Facilities”).

Proceeds from the New Facilities were used to refinance the Company’s prior $2,700,000 Amended and Restated Senior Secured Credit Facility due January 2020 (the “Old Facility” the New Facilities and the Old Facility are collectively referred to herein as the “Facilities”). The New Facilities extend the Company’s debt maturity profile and provide additional liquidity. The New Facilities mature in December 2023, subject to an earlier maturity on December 31, 2022 if the Company has not repaid or refinanced its existing 6.125% Senior Notes due 2023 prior to such date. The Company’s new Senior Secured Revolving Credit Facility will bear interest at a rate of LIBOR plus 125 to 175 basis points (or an alternate base rate plus 25 to 75 basis points), depending on availability under the revolving facility. The Company’s new Senior Secured Term Loan will bear interest at a rate of LIBOR plus 300 basis points (or an alternate base rate plus 200 basis points).

The Company’s ability to borrow under the New Facilities is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At June 1, 2019, the Company had $1,450,000 of borrowings outstanding under the New Facilities and had letters of credit outstanding against the New Facilities of $83,205 which resulted in additional borrowing capacity of $1,616,795.

The New Facilities restrict the Company and the Subsidiary Guarantors (as defined herein) from accumulating cash on hand in excess of $200,000 at any time revolving loans are outstanding (not including cash located in its stores and lockbox deposit account and cash necessary to cover current liabilities).

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The New Facilities have a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the revolver is less than $200,000 or (ii) on the third consecutive business day on which availability under the revolver is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the New Facilities is equal to or greater than $250,000. As of June 1, 2019, the Company had availability under its New Facilities of $1,616,795, its fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the New Facilities’ financial covenant. The New Facilities also contain covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

The New Facilities also provide for customary events of default.

With the exception of EIC, substantially all of Rite Aid Corporation’s 100% owned subsidiaries guarantee the obligations under the New Facilities and unsecured guaranteed notes. The New Facilities are secured, on a senior priority basis, by a lien on, among other things, accounts receivable, inventory and prescription files of the Subsidiary Guarantors. The subsidiary guarantees related to the Company’s New Facilities and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. The Company has no independent assets or operations. Other than EIC, the subsidiaries, including joint ventures, that do not guarantee the New Facilities and applicable notes, are minor. As such, condensed consolidating financial information for the Company, its guaranteeing subsidiaries and non-guaranteeing subsidiaries is presented for those periods subsequent to the acquisition of EnvisionRx. See Note 16 “Guarantor and Non-Guarantor Condensed Consolidating Financial Information” for additional disclosure.

Fiscal 2019 and 2020 Transactions

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

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2020 and thereafter are as follows: 2020—$0; 2021—$0; 2022—$0; 2023—$0; 2024—$3,203,490 and $423,000 thereafter. These aggregate annual principal payments of long-term debt assume that the Company has not repaid or refinanced its existing 6.125% Senior Notes due 2023 prior to December 31, 2022.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The following table is a summary of the Company’s components of net lease cost for the thirteen week period ended June 1, 2019:

For the thirteen week period ended June 1, 2019
Operating lease cost	$164,983
Financing lease cost:
Amortization of right-of-use asset	1,536
Interest on long-term finance lease liabilities	905
Total finance lease costs	$2,441
Short-term lease costs	1
Variable lease costs	40,545
Less: sublease income	(5,751)
Net lease cost	$202,219

Supplemental cash flow information related to leases for the thirteen week period ended June 1, 2019:

For the thirteen week period ended June 1, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$176,237
Operating cash flows paid for interest portion of finance leases	905
Financing cash flows paid for principal portion of finance leases	3,490
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	77,384
Finance leases	0

Supplemental balance sheet information related to leases as of June 1, 2019 (in thousands, except lease term and discount rate):

June 1, 2019
Operating leases:
Operating lease right-of-use asset	$2,985,213

Short-term operating lease liabilities	$450,933
Long-term operating lease liabilities	2,790,738
Total operating lease liabilities	$3,241,671

Finance leases:
Property, plant and equipment, net	$24,825

Current maturities of long-term debt and lease financing obligations	$11,751
Lease financing obligations, less current maturities	22,679
Total finance lease liabilities	$34,430
Weighted average remaining lease term
Operating leases	8.5
Finance leases	8.4

Weighted average discount rate
Operating leases	6.0%
Finance leases	10.3%

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table summarizes the maturity of lease liabilities under finance and operating leases as of June 1, 2019:

	June 1, 2019
Fiscal year	Finance Leases	Operating Leases (1)	Total
2020 (remaining thirty-nine weeks)	$10,774	$519,217	$529,991
2021	6,922	630,612	637,534
2022	4,360	563,470	567,830
2023	4,143	508,479	512,622
2024	3,842	447,507	451,349
Thereafter	20,469	1,554,206	1,574,675
Total lease payments	50,510	4,223,491	4,274,001
Less: imputed interest	(16,080)	(981,820)	(997,900)
Total lease liabilities	$34,430	$3,241,671	$3,276,101

(1)         — Future operating lease payments have not been reduced by minimum sublease rentals of $60 million due in the future under noncancelable leases.

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

During the thirteen week periods ended June 1, 2019 and June 2, 2018, the Company did not enter into any sale-leaseback transactions whereby the Company sold owned operating stores to independent third parties and concurrent with the sale, entered into an agreement to lease the store back from the purchasers.

13. Retirement Plans

Net periodic pension expense recorded in the thirteen week periods ended June 1, 2019 and June 2, 2018, for the Company’s defined benefit plan includes the following components:

	Defined Benefit Pension Plan
	Thirteen Week Period Ended
	June 1, 2019	June 2, 2018
Service cost	$143	$312
Interest cost	1,556	1,578
Expected return on plan assets	(1,214)	(1,434)
Amortization of unrecognized prior service cost	—	—
Amortization of unrecognized net loss	415	508
Net periodic pension expense	$900	$964

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

During the thirteen week period ended June 1, 2019 the Company contributed $0 to the Defined Benefit Pension Plan. During the remainder of fiscal 2020, the Company expects to contribute $0 to the Defined Benefit Pension Plan.

14. Segment Reporting

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

The following is balance sheet information for the Company’s reportable segments:

	Retail Pharmacy	Pharmacy Services	Eliminations(1)	Consolidated
June 1, 2019:
Total Assets	$7,918,381	$2,628,214	$(16,906)	$10,529,689
Goodwill	43,492	1,064,644	—	1,108,136
March 2, 2019:
Total Assets	$5,071,055	$2,534,771	$(14,459)	$7,591,367
Goodwill	43,492	1,064,644	—	1,108,136

(1)                                 As of June 1, 2019 and March 2, 2019, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $0 against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $16,906 and $14,459, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the thirteen week periods ended June 1, 2019 and June 2, 2018:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations(1)	Consolidated
June 1, 2019:
Revenues	$3,864,808	$1,566,292	$(58,511)	$5,372,589
Gross Profit	1,030,495	96,228	—	1,126,723
Adjusted EBITDA(2)	84,008	26,339	—	110,347
Additions to property and equipment and intangible assets	44,244	4,947	—	49,191
June 2, 2018:
Revenues	$3,897,765	$1,542,762	$(52,037)	$5,388,490
Gross Profit	1,069,457	99,292	—	1,168,749
Adjusted EBITDA(2)	104,129	33,863	—	137,992
Additions to property and equipment and intangible assets	58,067	3,559	—	61,626

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The following is a reconciliation of net (loss) income to Adjusted EBITDA for the thirteen week periods ended June 1, 2019 and June 2, 2018:

	June 1, 2019 (13 weeks)	June 2, 2018 (13 weeks)(a)
Net loss from continuing operations	$(99,339)	$(41,727)
Interest expense	58,270	62,792
Income tax expense (benefit)	7,374	(9,497)
Depreciation and amortization	83,926	94,529
LIFO charge	7,489	9,966
Lease termination and impairment charges	478	9,859
Loss on debt retirements, net	—	554
Merger and Acquisition-related costs	3,085	7,188
Stock-based compensation expense	5,380	5,031
Restructuring-related costs	43,350	—
Inventory write-downs related to store closings	841	3,833
Gain on sale of assets, net	(2,712)	(5,859)
Other	2,205	1,323
Adjusted EBITDA from continuing operations	$110,347	$137,992

(a)                                 During fiscal 2019, the Company revised its definition of Adjusted EBITDA to no longer exclude the impact of revenue deferrals related to our customer loyalty program and further revised its disclosure by presenting certain amounts previously included within Other as separate reconciling items. Consequently, the Company revised Adjusted EBITDA for the thirteen week period ended June 2, 2018 to conform with the revised definition and present separate reconciling items previously included with Other.

15. Commitments, Contingencies and Guarantees

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

Following service of subpoenas on the Company in 2011 and 2013 by the United States Attorney’s Office for the Eastern District of Michigan (“USAO”) and the State of Indiana’s Office of the Attorney General, respectively, the Company cooperated with inquiries regarding the relationship of Rite Aid’s Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs. In January 2017, the USAO, 18 states and the District of Columbia declined to intervene in a sealed False Claims Act (“FCA”) lawsuit filed by qui tam plaintiff Azam Rahimi (“Relator”) in the District Court for the Eastern District of Michigan. On January 19, 2017, the court unsealed Relator’s Second Amended Complaint against the Company; it alleges that the Company failed to report Rx Savings prices as its usual and customary charges under the Medicare Part D program and to federal and state Medicaid programs in 18 states and the District of Columbia; and that the Company is thus liable under the federal FCA and similar state statutes. In its ruling on the Company’s motion to dismiss the complaint, the Court held that Relator’s complaint was deficient, but allowed Relator the opportunity to re-plead. Relator filed a Third Amended Complaint on May 11, 2018. The Company filed a motion to dismiss the Third Amended Complaint on May 25, 2018. On March 30, 2019, the Company’s motion to dismiss the Third Amended Complaint was denied.  The court entered a scheduling order on May 29, 2019, and the case is proceeding through discovery.  At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is vigorously defending this lawsuit.

On April 26, 2012, the Company was served with an administrative subpoena from the U.S. Drug Enforcement Administration (“DEA”), Albany, New York District Office, requesting information regarding the Company’s sale of products containing pseudoephedrine (“PSE”). In April 2012, it also received a communication from the U.S. Attorney’s Office for the Northern District of New York (“USAO”) regarding an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 (“CMEA”). Additional subpoenas were served in 2013, 2014, and 2015 requesting broader documentation regarding PSE sales and recordkeeping requirements. Assistant U.S. Attorneys from the Northern and Eastern Districts of New York are currently investigating, but no lawsuits have been filed. Civil violations of the CMEA could result in the imposition of administrative and/or civil penalties against the Company. The Company has entered into tolling agreements with the United States, and discussions have been held to attempt to resolve these matters with those USAOs and the Department of Justice, but whether any agreements can be reached and on what terms is uncertain. At this stage of the investigation, the Company is not able to predict the outcome of the investigation.

In December 2017, Rite Aid executed a non-prosecution agreement with the United States Attorney’s Office for the Southern District of West Virginia (countersigned by the government in January 2018), which concluded the criminal investigation into Rite Aid’s PSE sales. Pursuant to the non-prosecution agreement, the government agreed not to bring any criminal charges against Rite Aid and Rite Aid agreed to pay an immaterial amount of money as restitution. The civil investigation is ongoing.

In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California (the “USAO”) regarding (1) the Company’s Drug Utilization Review (“DUR”) and prescription dispensing protocol; and (2) the dispensing of drugs designated as “Code 1” by the State of California. The Company cooperated with the investigation, researched the government’s allegations, and refuted the government’s position. The Company produced documents including certain prescription files related to Code 1 drugs to the USAO’s office and the State of California Department of Justice’s Bureau of Medical Fraud and Elder Abuse (“CADOJ”). In August 2014, the USAO and 8 states’ attorneys general declined to intervene in a California False Claim Act (“FCA”) action (“Action”) filed under seal in the Eastern District of California by qui tam plaintiff Loyd F. Schmuckley (“Relator”) based on DUR and Code 1 allegations. In July 2016, the Commonwealth of Massachusetts and the District of Columbia also declined to intervene in the Action. On May 15, 2017, Relator and the CADOJ stipulated to dismiss all DUR-related claims and 18 other state-based claims. On September 21, 2017, the CADOJ filed a sealed complaint-in-intervention in the Action, asserting causes under the FCA, for unjust enrichment and for payment by mistake related to the Code 1 allegations. The Action was unsealed on September 26, 2017. On September 28, 2017, Relator filed a First Amended Complaint under the FCA also concerning the Code 1 allegations. The Company filed a motion to dismiss Relator’s and CADOJ’s respective complaints in

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

January 2018, the hearing was held on March 23, 2018. On September 5, 2018, the court issued an order denying the motion to dismiss. The case is proceeding with the first stage of discovery, which focuses on plaintiffs’ proposed sampling methodology for determining liability and damages. The Company’s motion challenging plaintiffs’ proposed sampling methodology was filed on April 15, 2019, and is scheduled to be heard on June 28, 2019.  At this stage of the proceedings, the Company is not able to either predict the outcome of this matter or estimate a potential range of loss with respect to this matter and is vigorously defending this lawsuit.

The State of Mississippi, by and through its Attorney General, filed a First Amended Complaint (Complaint”) against the Company and various purported related entities on September 27, 2016 alleging violations of the Mississippi Medicaid Fraud Control Act, violations of the Mississippi Unfair and Deceptive Trade Practices Act, fraud and unjust enrichment. The Complaint alleges the Company failed to accurately report usual and customary prices to Mississippi’s Division of Medicaid. On November 14, 2016, the Company filed motions to dismiss based on jurisdictional and substantive grounds, as well as a motion to transfer venue, all of which were stayed pending the resolution of related litigation involving another chain pharmacy on appeal. In September 2018, the stay of the case was lifted. On November 28, 2018, the case was transferred to the Circuit Court of Desoto County and consolidated with related cases containing similar allegations brought by Mississippi against other chain pharmacies.  On June 11, 2019, the court (i) dismissed the claims against the Company for lack of personal jurisdiction; and (ii) dismissed the fraud-based claims against the Company’s purportedly related entities (Rite Aid Hdqtrs. Corp., Harco, Inc., and K&B of Mississippi Corporation) for failure to plead the fraud-based claims with particularity, but with leave to amend.  The court did not dismiss the claims against the purportedly related entities for unjust enrichment or for restitution under the Mississippi Consumer Protection Act.  To date, the State of Mississippi has not indicated how it intends to proceed in response to the court’s decision.  At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is vigorously defending this lawsuit.

The Company is a defendant in the consolidated multidistrict litigation proceeding, In re National Prescription Opiate Litigation (Case No. 17-md-2804), pending in the U.S. District Court for the Northern District of Ohio. Various plaintiffs (such as counties, cities, hospitals, and third-party payors) allege claims generally concerning the impacts of widespread opioid abuse against defendants along the pharmaceutical supply chain, including manufacturers, wholesale distributors, and retail pharmacy chains. Since December 2017, nearly all related cases pending in federal district courts have been transferred to this multi-district litigation. Two Ohio lawsuits (referred to as the “Track One” or “bellwether” cases) have been set for trial in the multi-district litigation: The County of Summit, Ohio v. Purdue Pharma L.P., et al., Case No. 18-OP-45090 (N.D. Ohio); and The County of Cuyahoga v. Purdue Pharma L.P., et al., Case No. 17-OP-45004 (N.D. Ohio). On January 29, 2019, the multi-district litigation court entered an order moving the trial date from September 3, 2019 to October 21, 2019 for the two bellwether cases.

On May 25, 2018, the Company and other defendants filed Motions to Dismiss the Complaints in the bellwether cases. On October 5, 2018, the magistrate judge assigned to review these Motions to Dismiss issued a report and recommendation to the district court judge on the multi-district litigation. The magistrate judge recommended granting dismissal of two claims, the common law absolute public nuisance claim and the City of Akron’s public nuisance claim. The report otherwise recommended denying all the defendants’ Motions to Dismiss. The Company filed its objections to the magistrate judge’s report on November 2, 2018 (along with other defendants).  The district court judge overseeing the multi-district litigation reviewed the magistrate judge’s report and recommendation, along with the parties’ Objections to the report, and their Responses.  The district court subsequently ruled that Defendants’ Motions to Dismiss were denied with the following exceptions.  The City of Akron’s statutory public nuisance claim was dismissed for lack of standing.  The district court judge also ruled that the County of Summit’s statutory public nuisance claim was limited to seeking injunctive relief. The Company (as well as most of the parties in the litigation) has engaged in intensive and extensive discovery, and participated in numerous depositions.  The bellwether cases are now in expert discovery.

New cases continue to be added each week to the multi-district litigation, which currently includes over 920 federal lawsuits that name the Company, including lawsuits filed by counties and municipalities in California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nebraska, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Puerto Rico, Texas, Virginia, West Virginia, and Wisconsin. There are also approximately 136 similar lawsuits that name the Company in some capacity that have been filed outside the multi-district litigation, including lawsuits filed in Connecticut, Georgia, Idaho, Illinois, Louisiana, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Washington, and West Virginia. At this stage of the proceedings, the Company is not able to either predict the outcome of these lawsuits or estimate a potential range of loss with respect to the lawsuits and is vigorously defending them. Additionally, the Company has received from the Attorney Generals of several states subpoenas, civil investigative demands, and/or other requests regarding opioids.

The Company is involved in two putative consumer class action lawsuits in the United States District Court for the Southern District of California, alleging that it overcharged customers’ insurance companies for prescription drug purchases, resulting in overpayment of co-pays. The first lawsuit, Byron Stafford v. Rite Aid Corp., Case No. 17-CV-01340-AJB-JLB, was filed on June 30, 2017, and the second case, Robert Josten v. Rite Aid Corp., Case No. 18-CV-00152-AJB-JLB, was filed on January 23, 2018. Each

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

lawsuit alleges that (i) the Company was obligated to charge the plaintiffs’ insurance companies a “usual and customary” price for their prescription drugs; and (ii) the Company failed to do so properly because the prices it reported were not equal to or adjusted to account for the prices that Rite Aid offers to uninsured and underinsured customers through its Rx Savings Program. On December 19, 2017, the court granted the Company’s motion to dismiss Stafford’s complaint with leave to amend for failure to plead compliance with the applicable statutes of limitations. After Stafford amended the complaint on January 9, 2018, the Company filed another motion to dismiss on January 23, 2018, and a similar motion to dismiss Josten’s complaint on March 16, 2018. The court granted the motion to dismiss most of Josten’s claims for failure to plead compliance with the applicable statute of limitations but with leave to amend. The Company’s motion to dismiss Josten’s amended complaint on the grounds that the statute of limitations expired and that he failed to exhaust Medicare administrative remedies, is scheduled to be heard on July 18, 2019. The court denied the motion to dismiss Stafford’s claims, opened discovery, and set a June 19, 2019 deadline for Stafford’s class certification motion. On June 17, 2019, Stafford filed a motion seeking to extend the time for filing of his class certification motion until December 11, 2019; and the court’s decision on that unopposed motion is pending.  Also on June 17, 2019, Rite Aid filed a motion to compel all Stafford’s claims to an individual arbitration; and that motion is scheduled to be heard on September 5, 2019.  Relatedly, on June 19, 2019, Rite Aid filed an ex parte motion to stay the entire action pending the court’s decision on its motion to compel arbitration; Plaintiff’s opposition is due on June 20, 2019, and the Court will thereafter make a ruling without a hearing.  At this stage of the proceedings, the Company is not able to either predict the outcome of these lawsuits or estimate a potential range of loss with respect to the lawsuit and is vigorously defending these lawsuits.

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

16. Guarantor and Non-Guarantor Condensed Consolidating Financial Information

Rite Aid Corporation conducts the majority of its business through its subsidiaries. With the exception of EIC, substantially all of Rite Aid Corporation’s 100% owned subsidiaries guarantee the obligations under the New Facilities and unsecured guaranteed notes (the “Subsidiary Guarantors”). Additionally, with the exception of EIC, the subsidiaries, including joint ventures, that do not guarantee the New Facilities and unsecured guaranteed notes, are minor.

For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company’s New Facilities and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the non-guarantor subsidiaries at June 1, 2019, March 2, 2019 and for the thirteen week periods ended June 1, 2019 and June 2, 2018. Separate financial statements for Subsidiary Guarantors are not presented.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation Condensed Consolidating Balance Sheet June 1, 2019 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$137,022	$53,431	$—		$190,453
Accounts receivable, net	—	1,342,745	461,033	—		1,803,778
Intercompany receivable	—	458,684	—	(458,684	)(a)	—
Inventories, net of LIFO reserve of $0, $611,933, $0, $0, and $611,933	—	1,875,917	—	—		1,875,917
Prepaid expenses and other current assets	—	100,118	4,666	—		104,784
Current assets held for sale	—	153,811	—	—		153,811
Total current assets	—	4,068,297	519,130	(458,684)		4,128,743
Property, plant and equipment, net	—	1,284,680	—	—		1,284,680
Operating lease right-of-use assets	—	2,985,213	—	—		2,985,213
Goodwill	—	1,108,136	—	—		1,108,136
Other intangibles, net	—	351,631	48,453	—		400,084
Deferred tax assets	—	419,122	(10,038)	—		409,084
Investment in subsidiaries	9,224,254	56,405	—	(9,280,659	)(b)	—
Intercompany receivable	—	4,558,036	—	(4,558,036	)(a)	—
Other assets	180	206,601	6,968	—		213,749
Total assets	$9,224,434	$15,038,121	$564,513	$(14,297,379)		$10,529,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$—	$11,751	$—	$—		$11,751
Accounts payable	—	1,550,469	5,956	—		1,556,425
Intercompany payable	—	—	458,684	(458,684	)(a)	—
Accrued salaries, wages and other current liabilities	49,144	697,593	35,468	—		782,205
Current portion of operating lease liabilities	—	450,933	—	—		450,933
Current liabilities held for sale	—	43,829	—	—		43,829
Total current liabilities	49,144	2,754,575	500,108	(458,684)		2,845,143
Long-term debt, less current maturities	3,582,037	—	—	—		3,582,037
Non-current operating lease liabilities	—	2,790,738	—	—		2,790,738
Lease financing obligations, less current maturities	—	22,679	—	—		22,679
Intercompany payable	4,558,036	—	—	(4,558,036	)(a)	—
Other noncurrent liabilities	—	245,875	8,000	—		253,875
Total liabilities	8,189,217	5,813,867	508,108	(5,016,720)		9,494,472
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	1,035,217	9,224,254	56,405	(9,280,659	)(b)	1,035,217
Total liabilities and stockholders’ equity	$9,224,434	$15,038,121	$564,513	$(14,297,379)		$10,529,689

(a)                                 Elimination of intercompany accounts receivable and accounts payable amounts.

(b)                                 Elimination of investments in consolidated subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation Condensed Consolidating Balance Sheet March 2, 2019
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$122,134	$22,219	$—		$144,353
Accounts receivable, net	—	1,377,342	411,370	—		1,788,712
Intercompany receivable		400,526	—	(400,526	)(a)	—
Inventories, net of LIFO reserve of $0, $604,444, $0, $0, and $604,444	—	1,871,941	—	—		1,871,941
Prepaid expenses and other current assets	—	172,448	6,684	—		179,132
Current assets held for sale	—	117,581	—	—		117,581
Total current assets	—	4,061,972	440,273	(400,526)		4,101,719
Property, plant and equipment, net	—	1,308,514	—	—		1,308,514
Goodwill	—	1,108,136	—	—		1,108,136
Other intangibles, net	—	399,678	49,028	—		448,706
Deferred tax assets	—	419,122	(10,038)	—		409,084
Investment in subsidiaries	8,294,315	55,109	—	(8,349,424	)(b)	—
Intercompany receivable	—	3,639,035	—	(3,639,035	)(a)	—
Other assets	—	208,018	7,190	—		215,208
Noncurrent assets held for sale	—	—	—	—		—
Total assets	$8,294,315	$11,199,584	$486,453	$(12,388,985)		$7,591,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$—	$16,111	$—	$—		$16,111
Accounts payable	—	1,612,181	6,404	—		1,618,585
Intercompany payable	—	—	400,526	(400,526	)(a)	—
Accrued salaries, wages and other current liabilities	14,005	778,020	16,414	—		808,439
Total current liabilities	14,005	2,406,312	423,344	(400,526)		2,443,135
Long-term debt, less current maturities	3,454,585	—	—	—		3,454,585
Lease financing obligations, less current maturities	—	24,064	—	—		24,064
Intercompany payable	3,639,035	—	—	(3,639,035	)(a)	—
Other noncurrent liabilities	—	474,893	8,000	—		482,893
Total liabilities	7,107,625	2,905,269	431,344	(4,039,561)		6,404,677
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	1,186,690	8,294,315	55,109	(8,349,424	)(b)	1,186,690
Total liabilities and stockholders’ equity	$8,294,315	$11,199,584	$486,453	$(12,388,985)		$7,591,367

(a)                                 Elimination of intercompany accounts receivable and accounts payable amounts.

(b)                                 Elimination of investments in consolidated subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation Condensed Consolidating Statement of Operations For the Thirteen Weeks Ended June 1, 2019 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$5,281,323	$104,422	$(13,156	)(a)	$5,372,589
Costs and expenses:
Cost of revenues	—	4,162,142	96,783	(13,059	)(a)	4,245,866
Selling, general and administrative expenses	—	1,156,226	6,523	(97	)(a)	1,162,652
Lease termination and impairment charges	—	478	—	—		478
Interest expense	54,955	3,495	(180)	—		58,270
Gain on sale of assets, net	—	(2,712)	—	—		(2,712)
Equity in earnings of subsidiaries, net of tax	44,704	(1,296)	—	(43,408	)(b)	—
	99,659	5,318,333	103,126	(56,564)		5,464,554
Income (loss) from continuing operations before income taxes	(99,659)	(37,010)	1,296	43,408		(91,965)
Income tax expense	—	7,374	—	—		7,374
Net income (loss) from continuing operations	$(99,659)	$(44,384)	$1,296	$43,408	(b)	$(99,339)
Net loss from discontinued operations	—	(320)	—	—		(320)
Net income (loss)	(99,659)	(44,704)	1,296	43,408		(99,659)
Total other comprehensive income (loss)	(241)	415	—	(415)		(241)
Comprehensive (loss) income	$(99,900)	$(44,289)	$1,296	$42,993		$(99,900)

(a)                                 Elimination of intercompany revenues and expenses.

(b)                                 Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Thirteen Weeks Ended June 1, 2019 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(17,363)	$(65,088)	$31,212	$—	$(51,239)
Investing activities:
Payments for property, plant and equipment	—	(40,981)	—	—	(40,981)
Intangible assets acquired	—	(8,210)	—	—	(8,210)
Intercompany activity	—	111,417	—	(111,417)	—
Proceeds from dispositions of assets and investments	—	658	—	—	658
Net cash provided by (used in) investing activities	—	62,884	—	(111,417)	(48,533)
Financing activities:
Net proceeds from revolver	125,000	—	—	—	125,000
Principal payments on long-term debt	3,966	(5,746)	—	—	(1,780)
Change in zero balance cash accounts	—	36,387	—	—	36,387
Payments for taxes related to net share settlement of equity awards	—	(195)	—	—	(195)
Deferred financing costs paid	(186)	—	—	—	(186)
Intercompany activity	(111,417)	—	—	111,417	—
Net cash provided by financing activities	17,363	30,446	—	111,417	159,226
Cash flows of discontinued operations:
Operating activities of discontinued operations	—	(13,877)	—	—	(13,877)
Investing activities of discontinued operations	—	523	—	—	523
Financing activities of discontinued operations	—	—	—	—	—
Net cash used in discontinued operations	—	(13,354)	—	—	(13,354)
(Decrease) increase in cash and cash equivalents	—	14,888	31,212	—	46,100
Cash and cash equivalents, beginning of period	—	122,134	22,219	—	144,353
Cash and cash equivalents, end of period	$—	$137,022	$53,431	$—	$190,453

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 1, 2019 and June 2, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation Condensed Consolidating Statement of Cash Flows For the Thirteen Weeks Ended June 2, 2018 (unaudited)
	Rite Aid Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(48,608)	$29,692	$2,602	$—	$(16,314)
Investing activities:
Payments for property, plant and equipment	—	(47,971)	—	—	(47,971)
Intangible assets acquired	—	(13,655)	—	—	(13,655)
Intercompany activity	—	(813,705)	—	813,705	—
Proceeds from dispositions of assets and investments	—	9,916	—	—	9,916
Proceeds from sale-leaseback transactions	—	2,587	—	—	2,587
Net cash (used in) provided by investing activities	—	(862,828)	—	813,705	(49,123)
Financing activities:
Net proceeds from revolver	190,000	—	—	—	190,000
Principal payments on long-term debt	(426,361)	(4,745)	—	—	(431,106)
Change in zero balance cash accounts	—	1,083	—	—	1,083
Net proceeds from issuance of common stock	910	—	—	—	910
Financing fees paid for early redemption	—	(13)	—	—	(13)
Intercompany activity	813,705	—	—	(813,705)	—
Net cash provided by (used in) financing activities	578,254	(3,675)	—	(813,705)	(239,126)
Cash flows of discontinued operations:
Operating activities of discontinued operations	(4,615)	(69,435)	—	—	(74,050)
Investing activities of discontinued operations	—	603,402	—	—	603,402
Financing activities of discontinued operations	(525,031)	—	—	—	(525,031)
Net cash (used in) provided by discontinued operations	(529,646)	533,967	—	—	4,321
(Decrease) increase in cash and cash equivalents	—	(302,844)	2,602	—	(300,242)
Cash and cash equivalents, beginning of period	—	441,244	6,090	—	447,334
Cash and cash equivalents, end of period	$—	$138,400	$8,692	$—	$147,092

17. Supplementary Cash Flow Data

	Thirteen Weeks Ended
	June 1, 2019	June 2, 2018
Cash paid for interest(a)	$19,462	$53,553
Cash payments for income taxes, net(a)	$830	$591
Change in operating lease right-of-use assets	$41,764	$—
Change in operating lease liabilities	$(53,657)	$—
Equipment financed under capital leases	$1,253	$1,963
Gross borrowings from revolver(a)	$499,000	$444,000
Gross repayments to revolver(a)	$374,000	$254,000

(a)—Amounts are presented on a total company basis.

Significant components of cash provided by Other Liabilities of $47,831 for the thirteen week period ended June 1, 2019 includes cash provided resulting from changes in accrued interest of $35,139 and changes in compensation and benefit related accruals of $12,299.

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

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 2,466 retail stores. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmaceutical Purchasing and Delivery Agreement with McKesson, and the majority of our front-end products through our network of distribution centers. In addition, the Retail Pharmacy segment includes 65 RediClinic walk-in retail clinics, of which, 29 were located within Rite Aid retail stores in the Philadelphia and New Jersey markets.

Pharmacy Services Segment

Our Pharmacy Services segment provides a full range of pharmacy benefit services through EnvisionRxOptions. The Pharmacy Services segment provides both transparent and traditional PBM options through its EnvisionRxOptions and MedTrak PBMs, respectively. EnvisionRxOptions also offers fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC’s EnvisionRx Plus product offering. The segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, other sponsors of health benefit plans and individuals throughout the United States.

Restructuring

In March 2019, the Board of Directors implemented a reorganization of our executive management team to further streamline our business.  In addition, we announced a restructuring plan that will reduce managerial layers and consolidate roles across the organization, resulting in the elimination of approximately 400 full-time positions located at our headquarters and across the field organization. Approximately two-thirds of the reductions took place at the time of the announcement and the balance will occur by the end of fiscal 2020.

In April 2019, we implemented our Path to the Future transformation initiative, which focuses primarily on opportunities to drive further growth and operating efficiency, including i) building solutions to work with regional health plans to improve patient health outcomes, ii) optimizing SKU’s in our front-end offering to free up working capital and improve front-end profitability and the customer experience, iii) an assessment of our pricing and promotional strategy and, iv) a continued review of our cost structure, which includes opportunities to use technology and vendor partners to help reduce costs.

Asset Sale to WBA

On September 18, 2017, we entered into the Amended and Restated Asset Purchase Agreement with WBA and Walgreen Co., an Illinois corporation and 100% owned subsidiary of WBA (“Buyer”), which amended and restated in its entirety the previously disclosed Original Asset Purchase Agreement. Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer agreed to purchase from Rite Aid 1,932 Acquired Stores, three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of approximately $4.375 billion, on a cash-free, debt-free basis, in the Sale.

We announced on September 19, 2017 that the waiting period under the HSR Act expired with respect to the Sale. We completed the store transfer process in March of 2018, which resulted in the transfer of all 1,932 stores and related assets to WBA and received cash proceeds of $4.157 billion. On September 13, 2018, we completed the sale of one of our distribution centers and related assets to WBA for proceeds of $61.2 million. The transfer of the two remaining distribution centers and related assets remains subject to minimal customary closing conditions applicable only to the distribution centers being transferred at such distribution center closings, as specified in the Amended and Restated Asset Purchase Agreement.  We will receive additional proceeds of $157.0 million upon completion of the sale of the remaining distribution centers and related assets.

The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. We have agreed to various covenants and agreements, including, among others, our agreement to conduct our business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the distribution center closing. We have also agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the TSA, we provide various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA has been extended to October 17, 2020. In connection with these services, we purchase the related inventory and incur cash payments for the selling, general and administrative activities, which, we bill on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen week periods ended June 1, 2019 and June 2, 2018 were $1.2 billion and $2.0 billion, respectively, of which $224.4 million and $447.3 million is included in Accounts receivable, net. We charged WBA TSA fees of $14.2 million and $23.7 million during the thirteen week periods ended June 1, 2019 and June 2, 2018, respectively, which are reflected as a reduction to selling, general and administrative expenses.

Based on its magnitude and because we exited certain markets, the Sale represented a significant strategic shift that has a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale as required by GAAP.

Overview of Financial Results from Continuing Operations

Our net loss from continuing operations for the thirteen week period ended June 1, 2019 was $99.3 million or $1.88 per basic and diluted share compared to a net loss of $41.7 million or $0.79 per basic and diluted share for the thirteen week period ended June 2, 2018. The decline in our operating results for the thirteen week period ended June 1, 2019 was due primarily to restructuring-related costs incurred in connection with our Path to the Future initiative, a decrease in Adjusted EBITDA, and higher income tax expense, partially offset by a reduction in depreciation and amortization and lease termination and impairment charges.

Our Adjusted EBITDA from continuing operations for the thirteen week period ended June 1, 2019 was $110.3 million or 2.1 percent of revenues compared to $138.0 million or 2.6 percent of revenues for the thirteen week period ended June 2, 2018.  The decrease in Adjusted EBITDA for the thirteen week period ended June 1, 2019 was due primarily to a decrease of $20.1 million in the Retail Pharmacy segment. The decrease in the Retail Pharmacy segment Adjusted EBITDA was due primarily to weaker pharmacy gross profit caused by prescription reimbursement rate pressure that we were not able to fully offset with both generic drug purchasing efficiencies and increases in prescriptions filled in comparable stores. The reduction in reimbursement rates was partially caused by adjusting our estimate for retroactive rate adjustments expected from a state Medicaid agency. These negative variances were partially offset by labor savings and expense management relating to the recent corporate restructuring. Adjusted EBITDA decreased by $7.5 million in the Pharmacy Services segment.  The decline in the Pharmacy Services segment Adjusted EBITDA was driven by margin compression in its commercial business and other operating investments to support current year and future growth.  Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations-Continuing Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	June 1, 2019	June 2, 2018
	(Dollars in thousands except per share amounts)
Revenues(a)	$5,372,589	$5,388,490
Revenue decline	(0.3)%	(0.9)%
Net loss	$(99,339)	$(41,727)
Net loss per diluted share	$(1.88)	$(0.79)
Adjusted EBITDA(b)	$110,347	$137,992
Adjusted Net (Loss) Income(b)	$(7,519)	$1,024
Adjusted Net (Loss) Income per Diluted Share(b)	$(0.14)	$0.02

(a)                                 Revenues for the thirteen week periods ended June 1, 2019 and June 2, 2018 exclude $58,511 and $52,037, respectively, of inter-segment activity that is eliminated in consolidation.

(b)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 0.3% for the thirteen weeks ended June 1, 2019, compared to a decrease of 0.9% for the thirteen weeks ended June 2, 2018. Revenues for the thirteen week period ended June 1, 2019 were negatively impacted by a $33.0 million decrease in Retail Pharmacy segment revenues, partially offset by a $23.5 million increase in Pharmacy Services segment revenues.  Same store sales trends for the thirteen week periods ended June 1, 2019 and June 2, 2018 are described in the “Segment Analysis” section below.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended
	June 1, 2019	June 2, 2018
	(Dollars in thousands)
Cost of revenues(a)	$4,245,866	$4,219,741
Gross profit	1,126,723	1,168,749
Gross margin	21.0%	21.7%
Selling, general and administrative expenses	$1,162,652	$1,152,627
Selling, general and administrative expenses as a percentage of revenues	21.6%	21.4%
Lease termination and impairment charges	478	9,859
Interest expense	58,270	62,792
Loss on debt retirements, net	—	554
Gain on sale of assets, net	(2,712)	(5,859)

(a)                                 Cost of revenues for the thirteen week periods ended June 1, 2019 and June 2, 2018 exclude $58,511 and $52,037, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit decreased by $42.0 million for the thirteen week period ended June 1, 2019 compared to the thirteen week period ended June 2, 2018. Gross profit for the thirteen week period ended June 1, 2019 includes a decrease of $39.0 million in our Retail Pharmacy segment and a decrease of $3.0 million in our Pharmacy Services segment. Gross margin was 21.0% for the thirteen week period ended June 1, 2019 compared to 21.7% for the thirteen week period ended June 2, 2018 due primarily to a decline in pharmacy gross margin in the Retail Pharmacy segment.  Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A increased by $10.0 million for the thirteen week period ended June 1, 2019 compared to the thirteen week period ended June 2, 2018. The increase in SG&A includes an increase of $6.9 million and $3.1 million relating to our Retail Pharmacy segment and our Pharmacy Services segment, respectively. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period Ended
	June 1, 2019	June 2, 2018
Impairment charges	$123	$283
Lease termination charges	—	9,576
Facility exit charges	355	—
	$478	$9,859

Effective March 3, 2019, the Company adopted the Lease Standard. See the Recently Adopted Accounting Pronouncements section of Note 1 to the unaudited condensed consolidated financial statements for a detailed discussion of the adoption of this new lease standard.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Lease Termination and Impairment Charges” included in our Fiscal 2019 10-K for a detailed description of our impairment and lease termination methodology for fiscal 2019.

Interest Expense

Interest expense was $58.3 million for the thirteen week period ended June 1, 2019 compared to $62.8 million for the thirteen week period ended June 2, 2018. Interest expense was higher in the prior year due to the timing between the receipt of proceeds from the WBA asset sale and redemption of our higher priced notes which was caused by our required excess proceeds bond purchase offers.  The weighted average interest rate on our indebtedness for the thirteen week periods ended June 1, 2019 and June 2, 2018 was 5.6% and 6.7%, respectively.

Income Taxes

We recorded an income tax expense from continuing operations of $7.4 million and an income tax benefit from continuing operations of $9.5 million for the thirteen week periods ended June 1, 2019 and June 2, 2018, respectively. The effective tax rate for the thirteen week periods ended June 1, 2019 and June 2, 2018 was (8.0)% and 18.5%, respectively.  The effective tax rate for the thirteen week period ended June 1, 2019 includes an adjustment of (34.5)% to increase the valuation allowance for additional deferred tax assets created this period. The effective tax rate for the thirteen week period ended June 2, 2018 included an adjustment of (2.3)% to increase the valuation allowance related to certain state deferred  taxes.

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

We believe that it is reasonably possible that a decrease of up to $7.3 million in unrecognized tax benefits related to state exposures may be necessary in the next twelve months however management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $1,048.1 million and $1,091.4 million, which relates to federal and state deferred tax assets that may not be realized based on our future projections of taxable income at June 1, 2019 and March 2, 2019, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA.  The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail Pharmacy	Pharmacy Services	Intersegment Eliminations(1)	Consolidated
Thirteen Week Period Ended
June 1, 2019:
Revenues	$3,864,808	$1,566,292	$(58,511)	$5,372,589
Gross Profit	1,030,495	96,228	—	1,126,723
Adjusted EBITDA(*)	84,008	26,339	—	110,347
June 2, 2018:
Revenues	$3,897,765	$1,542,762	$(52,037)	$5,388,490
Gross Profit	1,069,457	99,292	—	1,168,749
Adjusted EBITDA(*)	104,129	33,863	—	137,992

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

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	June 1, 2019	June 2, 2018
	(dollars in thousands)
Revenues	$3,864,808	$3,897,765
Revenue decline	(0.8)%	(1.9)%
Same store sales growth (decline)	1.4%	(0.7)%
Pharmacy sales growth (decline)	0.4%	(1.3)%
Same store prescription count growth (decline), adjusted to 30-day equivalents	3.7%	(1.5)%
Same store pharmacy sales growth (decline)	2.3%	(0.1)%
Pharmacy sales as a % of total retail sales	67.1%	66.4%
Front-end sales decline	(2.4)%	(2.9)%
Same store front-end sales decline	(0.3)%	(1.8)%
Front-end sales as a % of total retail sales	32.9%	33.6%
Adjusted EBITDA(*)	$84,008	$104,129
Store data:
Total stores (beginning of period)	2,469	2,550
New stores	1	—
Store acquisitions	—	—
Closed stores	(4)	(17)
Total stores (end of period)	2,466	2,533
Relocated stores	—	—
Remodeled and expanded stores	27	49

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 0.8% for the thirteen weeks ended June 1, 2019 compared to a decrease of 1.9% for the thirteen weeks ended June 2, 2018. The decrease in revenues for the thirteen week period ended June 1, 2019 was primarily a result of store closings, partially offset by an increase in same store sales.

Pharmacy same store sales increased by 2.3% for the thirteen week period ended June 1, 2019 compared to a decrease of 0.1% in the thirteen week period ended June 2, 2018. The increase in the current period is due to the 3.7% 30-day equivalent increase in same store prescription count, partially offset by continued reimbursement rate pressure.

Front-end same store sales decreased 0.3% during the thirteen week period ended June 1, 2019 compared to a decrease of 1.8% during the thirteen week period ended June 2, 2018.  Front-end same store sales, excluding cigarettes, tobacco and vape products, increased 0.3% during the thirteen week period ended June 1, 2019.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended
	June 1, 2019	June 2, 2018
	(dollars in thousands)
Cost of revenues	$2,834,313	$2,828,308
Gross profit	1,030,495	1,069,457
Gross margin	26.7%	27.4%
FIFO gross profit(*)	1,037,984	1,079,423
FIFO gross margin(*)	26.9%	27.7%
Selling, general and administrative expenses	1,071,325	1,064,387
Selling, general and administrative expenses as a percentage of revenues	27.7%	27.3%

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased $39.0 million for the thirteen week period ended June 1, 2019 compared to the thirteen week period ended June 2, 2018. Gross profit was negatively impacted by reimbursement rate declines that we were not able to offset with both the generic purchasing efficiencies and the increase in same store prescription count. A portion of the decline in reimbursement rates was caused by adjusting our estimate for retroactive rate adjustments expected from a state Medicaid agency.  Front end gross profit was worse than the prior year’s first quarter due to a decline in front-end sales.

Gross margin was 26.7% of sales for the thirteen week period ended June 1, 2019 compared to 27.4% of sales for the thirteen week period ended June 2, 2018. The reduction in gross margin for the thirteen week period was due primarily to reimbursement rate declines that we were not able to offset with generic purchasing efficiencies.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $7.5 million for the thirteen week period ended June 1, 2019 compared to a $10.0 million charge for the thirteen week period ended June 2, 2018.

Selling, General and Administrative Expenses

SG&A expenses increased $6.9 million for the thirteen week period ended June 1, 2019 due primarily to restructuring-related expenses incurred in connection with our Path to the Future transformation initiative and a reduction in WBA TSA fees due to servicing fewer stores, partially offset by labor and expense control.

SG&A as a percentage of revenues was 27.7% in the thirteen week period ended June 1, 2019 compared to 27.3% in the thirteen week period ended June 2, 2018. The increase in SG&A as a percentage of revenues was due primarily to expenses incurred in connection with our Path to the Future transformation initiative and a reduction in WBA TSA fees due to servicing fewer stores, partially offset by labor and expense control.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	June 1, 2019	June 2, 2018
	(dollars in thousands)
Revenues	$1,566,292	$1,542,762
Revenue growth	1.5%	2.0%
Adjusted EBITDA(*)	$26,339	$33,863

(*)                                 See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Pharmacy Services segment revenues for the thirteen week period ended June 1, 2019 were $1,566.3 million as compared to revenues of $1,542.8 million for the thirteen week period ended June 2, 2018. The increase in revenues for the segment is primarily due to an increase in Medicare Part D Membership revenues offset by client losses in our commercial business.

Costs and Expenses

	Thirteen Week Period Ended
	June 1, 2019	June 2, 2018
	(dollars in thousands)
Cost of revenues	$1,470,064	$1,443,470
Gross profit	96,228	99,292
Gross margin	6.1%	6.4%
Selling, general and administrative expenses	91,327	88,240
Selling, general and administrative expenses as a percentage of revenues	5.8%	5.7%

Gross Profit and Cost of Revenues

Gross profit for the thirteen week period ended June 1, 2019 was $96.2 million as compared to gross profit of $99.3 million for the thirteen week period ended June 2, 2018. The decrease in gross profit for the segment is primarily due to client losses and margin compression in our commercial business.

Gross margin was 6.1% of sales for the thirteen week period ended June 1, 2019 compared to 6.4% of sales for the thirteen week period ended June 2, 2018. The decrease in gross margin for the segment is due primarily to margin compression in our commercial business.

Selling, General and Administrative Expenses

Pharmacy Services segment selling, general and administrative expenses for the thirteen week period ended June 1, 2019 was $91.3 million as compared to $88.2 million for the thirteen week period ended June 2, 2018. The increase in selling, general and administrative expenses is primarily the result of strategic investments to support future growth. Selling, general and administrative expenses as a percentage of Pharmacy Services segment revenue was 5.8% and 5.7% for the thirteen week periods ended June 1, 2019 and June 2, 2018, respectively.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our New Facilities. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of June 1, 2019 was $1,678.1 million, which consisted of revolver borrowing capacity of $1,616.8 million and invested cash of $61.3 million.

Credit Facilities

On December 20, 2018, we entered into a new senior secured credit agreement, consisting of a new $2.7 billion senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a new $450.0 million “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan”) (collectively the “New Facilities”). Proceeds from the New Facilities were used to refinance our prior $2.7 billion Amended and Restated Senior Secured Credit Facility due January 2020 (the “Old Facility”, the New Facilities and the Old Facility are collectively referred to herein as the “Facilities”). The New Facilities extend our debt maturity profile and provide additional liquidity. The New Facilities mature in December 2023, subject to an earlier maturity on December 31, 2022 if we have not repaid or refinanced our existing 6.125% Senior Notes due 2023 prior to such date. It is our intention to repay or refinance our existing 6.125% Senior Notes due 2023 prior to the early maturity becoming effective. Our Senior Secured Revolving Credit Facility will bear interest at a rate of LIBOR plus 125 to 175 basis points (or an alternate base rate plus 25 to 75 basis points), depending on availability under the revolving facility. Our new Senior Secured Term Loan will bear interest at a rate of LIBOR plus 300 basis points (or an alternate base rate plus 200 basis points).

Our ability to borrow under our New Facilities is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At June 1, 2019, we had $1,450.0 million of borrowings outstanding under the New Facilities and had letters of credit outstanding against the New Facilities of $83.2 million, which resulted in additional borrowing capacity of $1,616.8 million. If at any time the total credit exposure outstanding under our New Facilities and the principal amount of our other senior obligations exceed the borrowing base, we are required to make certain other mandatory prepayments to eliminate such shortfall.

The New Facilities restrict us and all of our subsidiaries that guarantee our obligations under the New Facilities and unsecured guaranteed notes (the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store and lockbox deposit accounts and cash necessary to cover our current liabilities). The New Facilities also state that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (i) an event of default exists under our New Facilities or (ii) the sum of revolver availability under our Senior Secured Revolving Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $275.0 million for three consecutive business days or less than or equal to $200.0 million on any day (a “cash sweep period”), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the New Facilities, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our New Facilities.

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

The New Facilities have a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the revolver is less than $200.0 million or (ii) on the third consecutive business day on which availability under the revolver is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of June 1, 2019, we had availability under our New Facilities of $1,616.8 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the New Facilities’ financial covenant. The New Facilities also contain covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

The indenture that governs our guaranteed unsecured notes contains restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of June 1, 2019, the amount of additional secured debt that could be incurred under the most restrictive covenant of the indenture was approximately $2.1 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). Assuming a fully drawn revolver and the outstanding letters of credit, we could incur an additional $350.0 million in secured debt. The ability to issue additional unsecured debt under the indenture is generally governed by an interest coverage ratio test. As of June 1, 2019, we had the ability to issue additional unsecured debt under our other indentures.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash used in operating activities was $51.2 million and $16.3 million for the thirteen week periods ended June 1, 2019 and June 2, 2018, respectively. Operating cash flow was negatively impacted by payments to fund the annual 401(k) contribution and bonus payments, as well as the timing of working capital items.

Cash used in investing activities was $48.5 million and $49.1 million for the thirteen week periods ended June 1, 2019 and June 2, 2018, respectively. Cash used for the purchase of property, plant, and equipment was consistent with the prior year. During the first quarter, we remodeled 27 stores and spent $8.2 million on file buys.

Cash flow provided by financing activities was $159.2 million compared to cash flow used in financing activities of $239.1 million for the thirteen week periods ended June 1, 2019 and June 2, 2018, respectively. Cash provided by financing activities for the thirteen weeks ended June 1, 2019 reflects net revolver borrowings and the change in our zero balance accounts due to the timing of payments.

Capital Expenditures

During the thirteen week periods ended June 1, 2019 and June 2, 2018 capital expenditures were as follows:

	Thirteen Week Period Ended
	June 1, 2019	June 2, 2018
New store construction, store relocation and store remodel projects	$20,607	$24,889
Technology enhancements, improvements to distribution centers and other corporate requirements	20,374	23,082
Purchase of prescription files from other retail pharmacies	8,210	13,655
Total capital expenditures	$49,191	$61,626

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

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Critical Accounting Policies and Estimates” included in our Fiscal 2019 10-K.

Effective March 3, 2019, the Company adopted the Lease Standard. See the Recently Adopted Accounting Pronouncements section of Note 1 to the unaudited condensed consolidated financial statements for a detailed discussion of the adoption of this new lease standard.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” included in our Fiscal 2019 10-K.

Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), charges or credits for facility closing and impairment, goodwill and intangible asset impairment charges, inventory write-downs related to store closings, loss on debt retirements, the WBA merger termination fee, and other items (including stock-based compensation expense, merger and acquisition-related costs, a non-recurring litigation settlement (as further discussed below), severance, restructuring-related costs and costs related to facility closures and gain or loss on sale of assets). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors. In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

The following is a reconciliation of our net loss to Adjusted EBITDA for the thirteen week periods ended June 1, 2019 and June 2, 2018:

	Thirteen Week Period Ended
	June 1, 2019	June 2, 2018(a)
	(dollars in thousands)
Net loss from continuing operations	$(99,339)	$(41,727)
Interest expense	58,270	62,792
Income tax expense (benefit)	7,374	(9,497)
Depreciation and amortization	83,926	94,529
LIFO charge	7,489	9,966
Lease termination and impairment charges	478	9,859
Loss on debt retirements, net	—	554
Merger and Acquisition-related costs	3,085	7,188
Stock-based compensation expense	5,380	5,031
Restructuring-related costs	43,350	—
Inventory write-downs related to store closings	841	3,833
Gain loss on sale of assets, net	(2,712)	(5,859)
Other	2,205	1,323
Adjusted EBITDA from continuing operations	$110,347	$137,992

(a)                                 During fiscal 2019, we revised our definition of Adjusted EBITDA to no longer exclude the impact of revenue deferrals related to our customer loyalty program and further revised our disclosure by presenting certain amounts previously included within Other as separate reconciling items. Consequently, we revised Adjusted EBITDA for the thirteen week period ended June 2, 2018 to conform with the revised definition and present separate reconciling items previously included with Other.

The following is a reconciliation of our net income (loss) from continuing operations to Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share for the thirteen week periods ended June 1, 2019 and June 2, 2018. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, a non-recurring litigation settlement (as further discussed below), loss on debt retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, restructuring-related costs and the WBA merger termination fee. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods. Adjusted Net Income (Loss) per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income (Loss):

	Thirteen Week Period Ended
	June 1, 2019	June 2, 2018(b)
	(dollars in thousands)
Net loss	$(99,339)	$(41,727)
Add back—Income tax expense (benefit)	7,374	(9,497)
Loss before income taxes	(91,965)	(51,224)
Adjustments:
Amortization expense	27,660	35,400
LIFO charge	7,489	9,966
Merger and Acquisition-related costs	3,085	7,188
Restructuring-related costs	43,350	—
Adjusted (loss) income before income taxes	(10,381)	1,330
Adjusted income tax (benefit) expense (a)	(2,862)	306
Adjusted net (loss) income	$(7,519)	$1,024
Net loss per diluted share	$(1.88)	$(0.79)
Adjusted net (loss) income per diluted share	$(0.14)	$0.02

(a)                                 The fiscal year 2020 and 2019 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL’s, state credits and valuation allowance, was used for the thirteen weeks ended June 1, 2019 and June 2, 2018, respectively.

(b)                                 During fiscal 2019, we revised our definition of Adjusted Net Loss and Adjusted Net Loss per Diluted Share to exclude the impact of all amortization expense rather than only the impact of amortization expense related to the EnvisionRx intangible assets. Consequently, we have updated the Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share for the thirteen week period ended June 2, 2018 to be reflective of our modified definition.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of June 1, 2019 and assumes that we have not repaid or refinanced our existing 6.125% Senior Notes due 2023 prior to December 31, 2022.

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value at June 1, 2019
	(Dollars in thousands)
Long-term debt, including current portion, excluding financing lease obligations
Fixed Rate	$—0	$—	$—	$—	$1,753,490	$423,000	$2,176,490	$1,722,793
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	6.13%	7.45%	6.38%
Variable Rate	$—	$—	$—	$—	$1,450,000	$—	$1,450,000	$1,450,000
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	4.41%	0.00%	4.41%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of June 1, 2019, our annual interest expense would change by approximately $14.5 million. Our annual interest expense would change by approximately $10.3 million when considering the benefit of the Cap which became effective on March 21, 2019.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 15, Commitments, Contingencies and Guarantees, of the Consolidated Condensed Financial Statements of this Quarterly Report.

ITEM 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Fiscal 2019 10-K, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities.  The table below is a listing of repurchases of common stock during the first quarter of fiscal 2020.

Fiscal period:	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
March 3 to March 30, 2019	4,904	$13.80	—	—
March 31 to April 27, 2019	—	$—	—	—
April 28 to June 1, 2019	—	$—	—	—

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

(a)                                 The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To

2.1	Amended and Restated Asset Purchase Agreement, dated September 18, 2017, among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Walgreen Co.**	Exhibit 2.1 to Form 8-K, filed on September 19, 2017

2.2	Agreement and Plan of Merger, dated February 18, 2018, among Rite Aid Corporation, Albertsons Companies, Inc., Ranch Acquisition II LLC and Ranch Acquisition Corp.**	Exhibit 2.1 to Form 8-K, filed on February 20, 2018

2.3	Termination Agreement, dated as of August 8, 2018, among Rite Aid Corporation, Albertsons Companies, Inc., Ranch Acquisition II LLC and Ranch Acquisition Corp.	Exhibit 2.1 to Form 8-K, filed on August 8, 2018

3.1	Amended and Restated Certificate of Incorporation, dated April 18, 2019	Exhibit 3.1 to Form 8-K, filed on April 18, 2019

3.2	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on December 28, 2018

4.1	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993

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

Exhibit 4.9 to Form 10-K filed on April 25, 2019

Exhibit Numbers	Description	Incorporation By Reference To

10.1	2000 Omnibus Equity Plan	Included in Proxy Statement dated October 24, 2000

10.2	2001 Stock Option Plan	Exhibit 10.3 to Form 10-K, filed on May 21, 2001

10.3	2004 Omnibus Equity Plan	Exhibit 10.4 to Form 10-K, filed on April 29, 2005

10.4	2006 Omnibus Equity Plan	Exhibit 10 to Form 8-K, filed on January 22, 2007

10.5	2010 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2010

10.6	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010

10.7	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan	Exhibit 10.8 to Form 10-K, filed on April 23, 2013

10.8	2012 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2012

10.9	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan	Exhibit 10.10 to Form 10-K, filed on April 23, 2013

10.10	2014 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 23, 2014

10.11	Form of Award Agreement	Exhibit 10.2 to Form 8-K, filed on May 15, 2012

10.12	Supplemental Executive Retirement Plan	Exhibit 10.6 to Form 10-K, filed on April 28, 2010

10.13	Executive Incentive Plan for Officers of Rite Aid Corporation	Exhibit 10.1 to Form 8-K, filed on February 24, 2012

10.14	Amended and Restated Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of January 21, 2010	Exhibit 10.7 to Form 10-K, filed on April 28, 2010

10.15	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000	Exhibit 10.1 to Form 10-Q, filed on December 22, 2005

10.16	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of December 18, 2008	Exhibit 10.4 to Form 10-Q, filed on January 7, 2009

10.17	Employment Agreement, dated as of July 24, 2014, by and between Rite Aid Corporation and Darren W. Karst	Exhibit 10.2 to Form 10-Q, filed on October 2, 2014

10.18	Letter Agreement, dated October 26, 2015, to the Employment Agreement by and between Rite Aid Corporation and Darren W. Karst, dated as of July 24, 2014	Exhibit 10.1 to Form 8-K, filed on October 28, 2015

10.19	Employment Agreement by and between Rite Aid Corporation and Jocelyn Konrad dated as of August 18, 2015	Exhibit 10.1 to Form 10-Q, filed on January 6, 2016

10.20	Employment Agreement by and between Rite Aid Corporation and Bryan Everett dated as of June 22, 2015	Exhibit 10.2 to Form 10-Q, filed on January 6, 2016

10.21	Employment Agreement by and between Rite Aid Corporation and David Abelman dated as of August 3, 2015	Exhibit 10.3 to Form 10-Q, filed on January 6, 2016

10.22	Form of Retention Award Agreement	Exhibit 10.1 to Form 8-K, filed on January 7, 2016

10.23	Form of December 31, 2015 Retention Award Agreement	Exhibit 10.2 to Form 8-K, filed on January 7, 2016

10.24	Credit Agreement, dated as of December 20, 2018, among Rite Aid Corporation, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on December 20, 2018

Exhibit Numbers	Description	Incorporation By Reference To

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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009

10.26	Standstill Agreement, dated as of February 18, 2018, among Rite Aid Corporation, Albertsons Companies, Inc. and Cerberus Capital Management, L.P.	Exhibit 10.1 to Form 8-K, filed on February 20, 2018

10.27	Employment Agreement by and between RxOptions, LLC and its affiliates operating the EnvisionRXOptions business and Ben Bulkley dated February 15, 2019	Exhibit 10.27 to Form 10-K, filed on April 25, 2019

10.28	Separation Agreement by and between Rite Aid Corporation and John T. Standley, dated as of March 12, 2019	Filed herewith

10.29	Separation Agreement by and between Rite Aid Corporation and Darren Karst, dated as of March 12, 2019	Filed herewith

10.30	Separation Agreement by and between Rite Aid Corporation and Kermit Crawford, dated as of March 12, 2019	Filed herewith

10.31	Amendment to Employment Agreement by and between Rite Aid Corporation and Bryan Everett, dated as of March 12, 2019	Filed herewith

10.32	Amendment to Employment Agreement by and between Rite Aid Corporation and Jocelyn Z. Konrad, dated as of March 12, 2019	Filed herewith

10.33	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019	Filed herewith

10.34	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019	Filed herewith

10.35	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017	Filed herewith

10.36	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016	Filed herewith

10.37	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001	Filed herewith

10.38	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019*	Filed herewith

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To

101.

The following materials are formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 1, 2019 and March 2, 2019, (ii) Consolidated Statements of Operations for the thirteen weeks ended June 1, 2019 and June 2, 2018, (iii) Consolidated Statements of Comprehensive (Loss) Income for the thirteen weeks ended June 1, 2019 and June 2, 2018, (iv) Consolidated Statements of Stockholders’ Equity for the thirteen weeks ended June 1, 2019 and June 2, 2018, (v) Consolidated Statements of Cash Flows for the thirteen week period ended June 1, 2019 and June 2, 2018 and (vi) Notes to Consolidated Financial Statements, tagged in detail.

*                                         Confidential portions of this Exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K and Rite Aid Corporation agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

**                                  Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and Rite Aid Corporation agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 11, 2019	RITE AID CORPORATION

	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Chief Financial Officer

Date: July 11, 2019	By:	/s/ BRIAN T. HOOVER
Brian T. Hoover
Senior Vice President and Chief Accounting Officer