Form 10-Q
period 2019-08-31
RITE AID CORP
filed 2019-10-03
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “Large Accelerated Filer,” “Accelerated Filer,” “Smaller Reporting Company” and “Emerging Growth Company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ⌧	Accelerated Filer ◻	Non-Accelerated Filer ◻	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). Yes ☐ No ⌧

The registrant had 54,874,888 shares of its $1.00 par value common stock outstanding as of September 25, 2019.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	our high level of indebtedness and our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our credit facilities and other debt agreements;

●	the ongoing impact of private and public third party payors’ continued reduction in prescription drug reimbursement rates and their efforts to limit access to payor networks, including through mail order;

●	our ability to achieve the benefits of our efforts to reduce the costs of our generic and other drugs, and our ability to achieve and sustain drug pricing efficiencies;

●	the risk that changes in federal or state laws or regulations, including the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection and the Affordable Care Act (or "ACA") and any regulations enacted thereunder may occur;

●	the impact of the loss of one or more major third party payor contracts;

●	the inability to complete the sale of remaining distribution centers to Walgreens Boots Alliance, Inc. (“WBA”), due to the failure to satisfy the minimal remaining conditions applicable only to the distribution centers being transferred at such distribution center closing;

●	the impact on our business, operating results and relationships with customers, suppliers, third party payors, and employees, resulting from our efforts over the past several years to consummate significant transactions with WBA and Albertsons Companies, Inc.;

●	the risk that we will not be able to meet our obligations under our Transition Services Agreement (“TSA”) with WBA, which could expose us to significant financial penalties;

●	the risk that we cannot reduce our selling, general and administrative expenses enough to offset lost income from the TSA as the amount of stores serviced under the agreement decreases;

●	the risk that we may need to take further impairment charges if our future results do not meet our expectations;

●	our ability to refinance our indebtedness on terms favorable to us;

●	our ability to improve the operating performance of our stores in accordance with our long term strategy;

●	our ability to grow prescription count and realize front-end sales growth;

●	our ability to successfully execute and achieve benefits from our recent changes in senior management and organizational restructuring;

●	our ability to hire and retain qualified personnel;

●	our ability to achieve cost savings through the organizational restructurings within our anticipated timeframe, if at all;

●	decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

●	our ability to manage expenses and working capital;

●	continued consolidation of the drugstore and the pharmacy benefit management (“PBM”) industries;

●	the risk that provider and state contract changes may occur;

●	risks related to compromises of our information or payment systems or unauthorized access to confidential or personal information of our associates or customers;

●	our ability to maintain our current pharmacy services business and obtain new pharmacy services business, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations and the risk that we cannot meet client guarantees;

●	the continued impact of gross margin pressure in the PBM industry due to increased market competition and client demand for lower prices while providing enhanced service offerings;

●	our ability to maintain our current Medicare Part D business and obtain new Medicare Part D business, as a result of the annual Medicare Part D competitive bidding process and meet the financial obligations of our bid;

●	the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

●	risks related to other business effects, including the effects of industry, market, economic, political or regulatory conditions, future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies or competitive development including aggressive promotional activity from our competitors;

●	the risk that we could experience deterioration in our current Star rating with the Centers of Medicare and Medicaid Services (“CMS”) or incur CMS penalties and/or sanctions;

●	the nature, cost and outcome of pending and future litigation and other legal proceedings or governmental investigations, including any proceedings related to our industry and pharmaceutical companies generally as well as those related to the sale of stores to WBA;

●	the potential reputational risk to our business during the period in which WBA is operating the Acquired Stores (as defined herein) under the Rite Aid banner;

●	the inability to fully realize the benefits of our tax attributes; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended March 2, 2019 (the “Fiscal 2019 10-K"), which we filed with the SEC on April 25, 2019, and our Quarterly Report on Form 10-Q for the thirteen weeks ended June 1, 2019, which we filed on July 11, 2019, as well as in the "Risk Factors" section of the Fiscal 2019 10-K. These documents are available on the SEC’s website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	August 31,	March 2,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$142,181	$144,353
Accounts receivable, net	1,945,600	1,788,712
Inventories, net of LIFO reserve of $619,437 and $604,444	1,968,937	1,871,941
Prepaid expenses and other current assets	183,428	179,132
Current assets held for sale	145,213	117,581
Total current assets	4,385,359	4,101,719
Property, plant and equipment, net	1,270,467	1,308,514
Operating lease right-of-use assets	2,944,651	—
Goodwill	1,108,136	1,108,136
Other intangibles, net	381,369	448,706
Deferred tax assets	382,105	409,084
Other assets	201,126	215,208
Total assets	$10,673,213	$7,591,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$10,704	$16,111
Accounts payable	1,570,178	1,618,585
Accrued salaries, wages and other current liabilities	732,787	808,439
Current portion of operating lease liabilities	502,706	—
Current liabilities held for sale	43,364	—
Total current liabilities	2,859,739	2,443,135
Long-term debt, less current maturities	3,834,605	3,454,585
Long-term operating lease liabilities	2,745,598	—
Lease financing obligations, less current maturities	22,540	24,064
Other noncurrent liabilities	250,145	482,893
Total liabilities	9,712,627	6,404,677
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 54,896 and 54,016	54,896	54,016
Additional paid-in capital	5,885,550	5,876,977
Accumulated deficit	(4,948,958)	(4,713,244)
Accumulated other comprehensive loss	(30,902)	(31,059)
Total stockholders’ equity	960,586	1,186,690
Total liabilities and stockholders’ equity	$10,673,213	$7,591,367

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	August 31, 2019	September 1, 2018
Revenues	$5,366,264	$5,421,362
Costs and expenses:
Cost of revenues	4,221,825	4,260,211
Selling, general and administrative expenses	1,135,530	1,153,991
Lease termination and impairment charges	1,471	39,609
Goodwill and intangible asset impairment charges	—	375,190
Interest expense	60,102	56,233
Gain on sale of assets, net	(1,587)	(4,965)
	5,417,341	5,880,269
Loss from continuing operations before income taxes	(51,077)	(458,907)
Income tax expense (benefit)	27,628	(106,559)
Net loss from continuing operations	(78,705)	(352,348)
Net loss from discontinued operations, net of tax	(574)	(6,792)
Net loss	$(79,279)	$(359,140)
Computation of loss attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(78,705)	$(352,348)
Loss from discontinued operations attributable to common stockholders—basic and diluted	(574)	(6,792)
Loss attributable to common stockholders—basic and diluted	$(79,279)	$(359,140)
Basic and diluted loss per share:
Continuing operations	$(1.48)	$(6.67)
Discontinued operations	$(0.01)	$(0.13)
Net basic and diluted loss per share	$(1.49)	$(6.80)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	August 31, 2019	September 1, 2018
Net loss	$(79,279)	$(359,140)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $144 tax expense	415	364
Change in fair value of interest rate cap	(17)	—
Total other comprehensive income	398	364
Comprehensive loss	$(78,881)	$(358,776)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	August 31, 2019	September 1, 2018
Revenues	$10,738,853	$10,809,852
Costs and expenses:
Cost of revenues	8,467,691	8,479,952
Selling, general and administrative expenses	2,298,182	2,306,618
Lease termination and impairment charges	1,949	49,468
Goodwill and intangible asset impairment charges	—	375,190
Interest expense	118,372	119,025
Loss on debt retirements, net	—	554
Gain on sale of assets, net	(4,299)	(10,824)
	10,881,895	11,319,983
Loss from continuing operations before income taxes	(143,042)	(510,131)
Income tax expense (benefit)	35,002	(116,056)
Net loss from continuing operations	(178,044)	(394,075)
Net (loss) income from discontinued operations, net of tax	(894)	249,351
Net loss	$(178,938)	$(144,724)
Computation of loss attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(178,044)	$(394,075)
(Loss) income from discontinued operations attributable to common stockholders—basic and diluted	(894)	249,351
Loss attributable to common stockholders—basic and diluted	$(178,938)	$(144,724)
Basic and diluted loss per share:
Continuing operations	$(3.35)	$(7.47)
Discontinued operations	$(0.02)	$4.73
Net basic and diluted loss per share	$(3.37)	$(2.74)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 31, 2019	September 1, 2018
Net loss	$(178,938)	$(144,724)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $288 tax expense	830	728
Change in fair value of interest rate cap	(673)	—
Total other comprehensive income	157	728
Comprehensive loss	$(178,781)	$(143,996)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE MARCH 2, 2019	54,016	$54,016	$5,876,977	$(4,713,244)	$(31,059)	$1,186,690
Net loss				(99,659)		(99,659)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					415	415
Change in fair value of interest rate cap					(656)	(656)
Comprehensive loss						(99,900)
Adoption of ASU 2016-02				(56,776)		(56,776)
Exchange of restricted shares for taxes	(5)	(5)	(190)			(195)
Cancellation of restricted stock	(178)	(178)	178			—
Amortization of restricted stock balance			5,016			5,016
Stock-based compensation expense			382			382
BALANCE JUNE 1, 2019	53,833	53,833	5,882,363	(4,869,679)	(31,300)	1,035,217
Net loss				(79,279)		(79,279)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					415	415
Change in fair value of interest rate cap					(17)	(17)
Comprehensive loss						(78,881)
Exchange of restricted shares for taxes	(134)	(134)	(656)			(790)
Issuance of restricted stock	1,257	1,257	(1,257)			—
Cancellation of restricted stock	(60)	(60)	60			—
Amortization of restricted stock balance			5,003			5,003
Stock-based compensation expense	—	—	37			37
BALANCE AUGUST 31, 2019	54,896	$54,896	$5,885,550	$(4,948,958)	$(30,902)	$960,586

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE MARCH 3, 2018	53,366	$53,366	$5,864,664	$(4,282,471)	$(34,549)	$1,601,010
Net income				214,416		214,416
Other comprehensive income:
Changes in Defined Benefit Plans, net of $144 tax expense					364	364
Comprehensive income						214,780
Adoption of ASU 2014-09				(8,547)		(8,547)
Cancellation of restricted stock	(44)	(44)	44			—
Amortization of restricted stock balance			3,381			3,381
Stock-based compensation expense			778			778
Stock options exercised	38	38	871			909
BALANCE JUNE 2, 2018	53,360	53,360	5,869,738	(4,076,602)	(34,185)	1,812,311
Net loss				(359,140)		(359,140)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $144 tax expense					364	364
Comprehensive loss						(358,776)
Exchange of restricted shares for taxes	(63)	(63)	(2,181)			(2,244)
Cancellation of restricted stock	(12)	(12)	12			—
Amortization of restricted stock balance			3,860			3,860
Stock-based compensation expense			406			406
Stock options exercised	18	18	374			392
BALANCE SEPTEMBER 1, 2018	53,303	$53,303	$5,872,209	$(4,435,742)	$(33,821)	$1,455,949

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 31, 2019	September 1, 2018
Operating activities:
Net loss	$(178,938)	$(144,724)
Net (loss) income from discontinued operations, net of tax	(894)	249,351
Net loss from continuing operations	$(178,044)	$(394,075)
Adjustments to reconcile to net cash used in operating activities of continuing operations:
Depreciation and amortization	166,970	184,272
Lease termination and impairment charges	1,949	49,468
Goodwill and intangible asset impairment charges	—	375,190
LIFO charge	14,993	13,324
Gain on sale of assets, net	(4,299)	(10,824)
Stock-based compensation expense	10,092	10,246
Loss on debt retirements, net	—	554
Changes in deferred taxes	26,979	(124,807)
Changes in operating assets and liabilities:
Accounts receivable	(153,269)	(323,724)
Inventories	(111,990)	(31,650)
Accounts payable	(85,623)	207,943
Operating lease right-of-use assets and operating lease liabilities	34,982	—
Other assets	(44,674)	(11,232)
Other liabilities	(8,104)	(245,587)
Net cash used in operating activities of continuing operations	(330,038)	(300,902)
Investing activities:
Payments for property, plant and equipment	(84,060)	(92,565)
Intangible assets acquired	(15,708)	(20,519)
Proceeds from dispositions of assets and investments	4,423	15,729
Proceeds from sale-leaseback transactions	—	2,587
Net cash used in investing activities of continuing operations	(95,345)	(94,768)
Financing activities:
Net proceeds from revolver	375,000	1,335,000
Principal payments on long-term debt	(3,451)	(433,746)
Change in zero balance cash accounts	54,712	(17,101)
Net proceeds from issuance of common stock	—	1,302
Payments for taxes related to net share settlement of equity awards	(986)	(2,244)
Financing fees paid for early debt redemption	—	(13)
Deferred financing costs paid	(315)	—
Net cash provided by financing activities of continuing operations	424,960	883,198
Cash flows from discontinued operations:
Operating activities of discontinued operations	(2,272)	(62,003)
Investing activities of discontinued operations	523	603,402
Financing activities of discontinued operations	—	(1,343,793)
Net cash used in discontinued operations	(1,749)	(802,394)
Decrease in cash and cash equivalents	(2,172)	(314,866)
Cash and cash equivalents, beginning of period	144,353	447,334
Cash and cash equivalents, end of period	$142,181	$132,468

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended August 31, 2019 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2019 10-K.

In addition to the significant accounting policies discussed in the Company’s Fiscal 2019 10-K, the Company has added the following significant accounting policies as a result of its adoption of ASU No. 2016-02 and 2018-11, Leases, (Topic 842) on March 3, 2019 under the alternative transition method as permissible under ASU 2018-11 (please see Note 12. Leases, for additional details).

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The Company’s real estate leases typically contain options that permit lease extensions for additional periods of up to five years each. For real estate leases, generally, the renewal periods are not included within the lease term and the associated payments are not included in the measurement of the ROU asset and operating lease liability as the options to extend are not considered reasonably certain to occur at lease commencement. The Company reevaluates each lease on a regular basis to consider the economic and strategic incentives of exercising the renewal options and will include all reasonably certain options in the measurement of our lease term. Generally, the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the operating lease right-of-use asset and the operating lease liability until the renewals are i) evaluated and ii) determined to be exercised. The Company has an insignificant amount of non-real estate leases however, renewal options are not included in the lease term for non-

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

real estate leases because they are not considered reasonably certain of being exercised at lease commencement. The Company rarely executes leases less than 12 months. On transition, the Company did include in its ROU asset balance leases with less than 12 months remaining.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Impact of the Lease Standard on Financial Statement Line Items

As a result of applying the alternative transition method to adopt the Lease Standard, the following adjustments were made to accounts on the unaudited condensed consolidated balance sheet as of March 3, 2019:

	Impact of change in accounting policy
(in thousands)	As reported		As adjusted
	March 2, 2019	Adjustments	March 3, 2019
ASSETS
Current assets:
Cash and cash equivalents	$144,353	$—	$144,353
Accounts receivable, net	1,788,712	—	1,788,712
Inventories, net	1,871,941	—	1,871,941
Prepaid expenses and other current assets	179,132	(51,448)	127,684
Current assets held for sale	117,581	43,697	161,278
Total current assets	4,101,719	(7,751)	4,093,968
Property, plant and equipment, net	1,308,514	—	1,308,514
Operating lease right-of-use asset	—	3,026,976	3,026,976
Goodwill	1,108,136	—	1,108,136
Other intangibles, net	448,706	(29,632)	419,074
Deferred tax assets	409,084	—	409,084
Other assets	215,208	(1,086)	214,122
Total assets	$7,591,367	$2,988,507	$10,579,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$16,111	$—	$16,111
Accounts payable	1,618,585	—	1,618,585
Accrued salaries, wages and other current liabilities	808,439	(56,553)	751,886
Current portion of operating lease liabilities	—	457,305	457,305
Current liabilities held for sale	—	45,167	45,167
Total current liabilities	2,443,135	445,919	2,889,054
Long-term debt, less current maturities	3,454,585	—	3,454,585
Long-term operating lease liabilities	—	2,838,022	2,838,022
Lease financing obligations, less current maturities	24,064	—	24,064
Other noncurrent liabilities	482,893	(238,658)	244,235
Total liabilities	6,404,677	3,045,283	9,449,960
Commitments and contingencies	—	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 54,016	54,016	—	54,016
Additional paid-in capital	5,876,977	—	5,876,977
Accumulated deficit	(4,713,244)	(56,776)	(4,770,020)
Accumulated other comprehensive loss	(31,059)	—	(31,059)
Total stockholders’ equity	1,186,690	(56,776)	1,129,914
Total liabilities and stockholders’ equity	$7,591,367	$2,988,507	$10,579,874

See Note 12 for additional information.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU No. 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which amends the principal-versus-agent implementation guidance and in April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which amends the guidance in those areas in the new revenue recognition standard. These ASUs, collectively the “new revenue standard“, are effective for annual reporting periods (including interim reporting periods within those periods) beginning January 1, 2018.

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

The following is a discussion of the Company's revenue recognition policies by segment under the new revenue recognition accounting standard:

Revenue Recognition

Retail Pharmacy Segment

For front-end sales, the Retail Pharmacy segment recognizes revenues upon the transfer of control of the goods to the customer. The Company satisfies its performance obligation at the point of sale for front-end transactions. The Retail Pharmacy segment front-end revenue is measured based on the amount of fixed consideration that it expects to receive, net of an allowance for estimated future returns. Return activity is immaterial to revenues and results of operations in all periods presented.

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

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

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

Points earned pursuant to the wellness+ program represent a performance obligation and the Company allocates revenue between the merchandise purchased and the wellness + points based on the relative stand-alone selling price of each performance obligation. The relative value of the wellness + points is initially deferred as a contract liability (included in other current and noncurrent liabilities). As members receive discounted front-end merchandise or when the benefit period expires, the Retail Pharmacy segment recognizes an allocable portion of the deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $76,445 as of August 31, 2019, of which $57,901 is included in other current liabilities and $18,544 is included in noncurrent liabilities. The Retail Pharmacy segment had accrued contract liabilities of $63,720 as of March 2, 2019, of which $51,042 is included in other current liabilities and $12,678 is included in noncurrent liabilities.

The wellness + program also allows a customer to earn Bonus Cash based on qualifying purchases. Wellness + Rewards members have the opportunity to redeem their accumulated Bonus Cash on a future purchase with a 30 day expiration window.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

prescriptions (“Mail Co-Payments”), (iii) client plan member copayments made directly to the retail pharmacy network and (iv) administrative fees. Revenue is recognized when the Pharmacy Services segment meets its performance obligations relative to each transaction type. The following revenue recognition policies have been established for the Pharmacy Services segment:

●	Revenues generated from prescription drugs sold by third party pharmacies in the Pharmacy Services segment’s retail pharmacy network and associated administrative fees are recognized at the Pharmacy Services segment’s point-of-sale, which is when the claim is adjudicated by the Pharmacy Services segment’s online claims processing system. At this point the Company has performed all of its performance obligations.

●	Revenues generated from prescription drugs sold by the Pharmacy Services segment’s mail service dispensing pharmacy are recognized when the prescription is shipped. At the time of shipment, the Pharmacy Services segment has performed all of its performance obligations under its client contracts, as control of and title to the product has passed to the client plan members. The Pharmacy Services segment does not experience a significant level of returns or reshipments.

●	Revenues generated from administrative fees based on membership or claims volume are recognized monthly based on the terms within the individual contracts, either a monthly member based fee, or a claims volume based fee.

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

For contracts under which the Pharmacy Services segment acts as an agent or does not control the prescription drugs prior to transfer to the client, no revenue is recognized, except the administrative fee.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Medicare Part D—The Pharmacy Services segment, through its Envision Insurance Company ("EIC") subsidiary, participates in the federal government’s Medicare Part D program as a Prescription Drug Plan (“PDP”). Please refer to Note 8, Medicare Part D.

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by major source in each segment for the thirteen and twenty-six week periods ended August 31, 2019:

	Thirteen Week Period Ended	Twenty-Six Week Period Ended
In thousands	August 31, 2019	August 31, 2019
Retail Pharmacy segment:
Pharmacy sales	$2,561,468	$5,137,222
Front-end sales	1,251,489	2,516,850
Other revenue	35,147	58,840
Total Retail Pharmacy segment	3,848,104	7,712,912
Pharmacy Services segment	1,579,069	3,145,361
Intersegment elimination	(60,909)	(119,420)
Total revenue	$5,366,264	$10,738,853

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

working capital, improve front-end profitability and improve the customer experience, iii) an assessment of the Company’s pricing and promotional strategy and, iv) a continued review of the Company’s cost structure, which includes opportunities to use technology and vendor partners to help reduce costs.

For the thirteen week period ended August 31, 2019, the Company incurred total restructuring-related costs of $25,145, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with the March 2019 reorganization (a)	$7,870	$511	$8,381
Non-executive retention costs associated with the March 2019 reorganization (b)	2,830	1,257	4,087
Professional and other fees relating to the Path to the Future transformation initiative (c)	10,355	2,322	12,677
Total restructuring-related costs	$21,055	$4,090	$25,145

For the twenty-six week period ended August 31, 2019, the Company incurred total restructuring-related costs of $68,495, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with the March 2019 reorganization (a)	$33,142	$2,315	$35,457
Non-executive retention costs associated with the March 2019 reorganization (b)	7,329	3,422	10,751
Professional and other fees relating to the Path to the Future transformation initiative (c)	19,965	2,322	22,287
Total restructuring-related costs	$60,436	$8,059	$68,495

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

A summary of activity for the twenty-six week period ended August 31, 2019 in the restructuring-related liabilities associated with the programs noted above, which is included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related		Professional and
	costs (a)	Retention costs (b)	other fees (c)	Total

Balance at March 2, 2019	$—	$4,704	$—	$4,704
Additions charged to expense	27,076	6,664	9,610	43,350
Cash payments	(4,653)	(242)	(9,610)	(14,505)
Balance at June 1, 2019	22,423	11,126	—	33,549
Additions charged to expense	8,381	4,087	12,677	25,145
Cash payments	(4,580)	(11,200)	(6,768)	(22,548)
Balance at August 31, 2019	$26,224	$4,013	$5,909	$36,146
(a)	– Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with the March 2019 reorganization.
(b)	– As part of its March 2019 reorganization, the Company incurred costs with the implementation of a retention plan for certain of its key associates.
(c)	– Professional and other fees include costs incurred in connection with the identification and implementation of transformation initiatives associated with the Path to the Future initiative.

The Company anticipates its total fiscal 2020 restructuring-related costs to be approximately $90,000.

3. Asset Sale to WBA

On September 18, 2017, the Company entered into the Amended and Restated Asset Purchase Agreement with WBA and Walgreen Co., an Illinois corporation and 100% owned subsidiary of WBA (“Buyer”), which amended and restated in its entirety the previously disclosed Asset Purchase Agreement, dated as of June 28, 2017, by and among the Company, WBA and Buyer (the “Original Asset Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer agreed to purchase from the Company 1,932 stores (the “Acquired Stores”), three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of $4,375,000, on a cash-free, debt-free basis (the “Asset Sale” or “Sale”).

The Company announced on September 19, 2017 that the waiting period under the HSR Act, expired with respect to the Sale. The Company completed the store transfer process in March of 2018, which resulted in the transfer of all 1,932 stores and related assets to WBA, and received cash proceeds of $4,156,686.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

remains subject to minimal customary closing conditions applicable only to the distribution centers being transferred at such distribution center closings, as specified in the Amended and Restated Asset Purchase Agreement.

The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. The Company has agreed to various covenants and agreements, including, among others, the Company’s agreement to conduct its business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the distribution center closing. The Company has also agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the TSA, the Company provides various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA has been extended to October 17, 2020. In connection with these services, the Company purchases the related inventory and incurs cash payments for the selling, general and administrative activities, which, the Company bills on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen and twenty-six week periods ended August 31, 2019 were $913,965 and $2,106,756, respectively, of which $196,002 is included in Accounts receivable, net. Total billings for these items during the thirteen and twenty-six week periods ended September 1, 2018 were $1,835,484 and $3,876,559, respectively, of which $385,936 is included in Accounts receivable, net. The Company recorded WBA TSA fees of $11,308 and $25,533 during the thirteen and twenty-six week periods ended August 31, 2019, respectively, which are reflected as a reduction to selling, general and administrative expenses. The Company recorded WBA TSA fees of $23,213 and $46,948 during the thirteen and twenty-six week periods ended September 1, 2018, respectively, which are reflected as a reduction to selling, general and administrative expenses.

Based on its magnitude and because the Company exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company's operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05-Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposal Group to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended August 31, 2019 and March 2, 2019, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

The carrying amount of the Assets to be Sold, which were included in the Retail Pharmacy segment, have been reclassified from their historical balance sheet presentation to current assets and liabilities held for sale as follows:

	August 31,	March 2,
	2019	2019
Inventories	$54,761	$68,233
Property and equipment	49,346	49,348
Operating lease right-of-use asset	41,106	—
Current assets held for sale	$145,213	$117,581
Current portion of operating lease liabilities	$3,798	$—
Long-term operating lease liabilities	39,566	—
Current liabilities held for sale	$43,364	$—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The operating results of the discontinued operations that are reflected on the consolidated statements of operations within net income (loss) from discontinued operations are as follows:

	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Revenues	$(36)	$4,716	$(124)	$28,116
Costs and expenses:
Cost of revenues(a)	197	182	461	17,263
Selling, general and administrative expenses(a)	379	2,570	866	16,445
Loss on debt retirements, net	—	18,075	—	22,645
Interest expense(b)	—	—	—	4,615
Loss (gain) on stores sold to Walgreens Boots Alliance	—	15	—	(360,542)
Loss (gain) on sale of assets, net	—	11	(522)	11
	576	20,853	805	(299,563)
(Loss) income from discontinued operations before income taxes	(612)	(16,137)	(929)	327,679
Income tax (benefit) expense	(38)	(9,345)	(35)	78,328
Net (loss) income from discontinued operations, net of tax	$(574)	$(6,792)	$(894)	$249,351
(a)	Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.
(b)	In accordance with ASC 205-20, the operating results for the thirteen and twenty-six week periods ended August 31, 2019 and September 1, 2018, respectively, for the discontinued operations include interest expense relating to the outstanding indebtedness repaid with the estimated excess proceeds from the Sale.

The operating results reflected above do not fully represent the Disposal Group’s historical operating results, as the results reported within net income from discontinued operations only include expenses that are directly attributable to the Disposal Group.

4. Loss Per Share

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

resulted in the issuance of common stock that then shared in the income of the Company, subject to anti-dilution limitations.

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
Basic and diluted loss per share:
Numerator:
Net loss from continuing operations	$(78,705)	$(352,348)	$(178,044)	$(394,075)
Net (loss) income from discontinued operations	(574)	(6,792)	(894)	249,351
Loss attributable to common stockholders— basic and diluted	$(79,279)	$(359,140)	$(178,938)	$(144,724)
Denominator:
Basic weighted average shares	53,041	52,823	53,084	52,771
Outstanding options and restricted shares, net	—	—	—	—
Diluted weighted average shares	53,041	52,823	53,084	52,771
Basic and diluted loss per share:
Continuing operations	$(1.48)	$(6.67)	$(3.35)	$(7.47)
Discontinued operations	(0.01)	(0.13)	(0.02)	4.73
Net basic and diluted loss per share	$(1.49)	$(6.80)	$(3.37)	$(2.74)

Due to their antidilutive effect, 1,367 and 1,258 potential common shares related to stock options have been excluded from the computation of diluted income (loss) per share for the thirteen and twenty-six week periods ended August 31, 2019 and September 1, 2018, respectively. Also, excluded from the computation of diluted income (loss) per share for the thirteen and twenty-six week periods ended August 31, 2019 and September 1, 2018 are restricted shares of 1,628 and 390, respectively, which are included in shares outstanding.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

5. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period		Twenty-Six Week Period
	Ended		Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
Impairment charges	$1,289	$33,562	$1,412	$33,845
Lease termination charges	—	6,047	—	15,623
Facility exit charges	182	—	537	—
	$1,471	$39,609	$1,949	$49,468

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

The Company utilizes the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy consist of the following:

●	Level 1—Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●	Level 2—Inputs to the valuation methodology are quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active or inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

●	Level 3—Inputs to the valuation methodology are unobservable inputs based upon management’s best estimate of inputs market participants could use in pricing the asset or liability at the measurement date, including assumptions about risk.

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the twenty-six week period ended August 31, 2019, long-lived assets from continuing operations with a carrying value of $1,412, primarily store assets, were written down to their fair value of $0, resulting in an impairment charge of $1,412 of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

which $1,289 relates to the thirteen week period ended August 31, 2019. During the twenty-six week period ended September 1, 2018, long-lived assets from continuing operations with a carrying value of $40,488, primarily store assets, were written down to their fair value of $6,643, resulting in an impairment charge of $33,845 of which $33,562 relates to the thirteen week period ended September 1, 2018. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at August 31, 2019 and September 1, 2018:

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	August 31, 2019
Long-lived assets held for use	$—	$—	$—	$—	$(1,412)
Long-lived assets held for sale	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$(1,412)

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	September 1, 2018
Long-lived assets held for use	$—	$—	$6,643	$6,643	$(33,562)
Long-lived assets held for sale	$—	$1,292	$—	$1,292	$(283)
Total	$—	$1,292	$6,643	$7,935	$(33,845)

The above assets reflected in the caption Long-lived assets held for sale are separate and apart from the Assets to be Sold and due to their immateriality have not been reclassified to assets held for sale.

Lease Termination and Facility Exit Charges

As part of the Company's ongoing business activities, the Company assesses stores and distribution centers for potential closure or relocation. Decisions to close or relocate stores or distribution centers in future periods would result in lease termination charges, lease exit costs and inventory liquidation charges, as well as impairment of assets at these locations. When a store or distribution center is closed, the Company records an expense for unrecoverable costs and accrues a liability equal to the present value at current credit adjusted risk-free interest rates of any anticipated executory costs which are not included within the store or distribution center's respective lease liability under Topic 842. Other store or distribution center closing and liquidation costs are expensed when incurred.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Thirteen Week Period		Twenty-Six Week Period
	Ended		Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
Balance—beginning of period	$9,333	$131,182	$124,046	$133,290
Existing Topic 420 liabilities eliminated by recording a reduction to the ROU asset	—	—	(112,288)	—
Provision for present value of noncancellable lease payments of closed stores	—	3,201	—	11,331
Changes in assumptions about future sublease income, terminations and changes in interest rates	—	324	—	(714)
Interest accretion	—	2,556	—	5,241
Cash payments, net of sublease income	(2,992)	(15,075)	(5,417)	(26,960)
Balance—end of period	$6,341	$122,188	$6,341	$122,188

6. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 5, Lease Termination and Impairment Charges, for the recognition and disclosure of fair value measurements.

As of August 31, 2019 and March 2, 2019, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of August 31, 2019 and March 2, 2019, the Company has $6,944 and $7,191, respectively, of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of prepaid expenses and other current assets. The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,834,605 and $3,326,965, respectively, as of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

August 31, 2019. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $3,454,585 and $3,120,335, respectively, as of March 2, 2019.

On March 15, 2019, the Company entered into an interest rate cap (“Cap”), which has been designated to the variable interest rate payments on the first $650.0 million notional amount of variable rate indebtedness. The Cap has an effective date of March 21, 2019 and expires on March 21, 2021. The Cap provides the Company with interest rate protection in the event that LIBOR increases above 2.75%. The nominal fair market value of the Cap is recorded as a component of other assets.

7. Income Taxes

The Company recorded an income tax expense from continuing operations of $27,628 and an income tax benefit from continuing operations of $106,559 for the thirteen week periods ended August 31, 2019 and September 1, 2018 respectively, and an income tax expense from continuing operations of $35,002 and an income tax benefit from continuing operations of $116,056 for the twenty-six week periods ended August 31, 2019 and September 1, 2018, respectively. The effective tax rate for the thirteen week periods ended August 31, 2019 and September 1, 2018 was (54.1)% and 23.2%, respectively. The effective tax rate for the twenty-six week periods ended August 31, 2019 and September 1, 2018 was (24.5)% and 22.8%, respectively. The effective tax rate for the thirteen and twenty-six week periods ended August 31, 2019 was net of an adjustment of (78.4)% and (50.2)%, respectively, to increase the valuation allowance against deferred tax assets created this period as well as for certain existing state deferred taxes whose realization is now uncertain due to a restructuring of our legal entities. The effective tax rate for the thirteen and twenty-six week periods ended September 1, 2018 included an adjustment of (4.2)% and (3.9)% to increase the valuation allowance related to certain state deferred taxes.

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

The Company believes that it is reasonably possible that a decrease of up to $7,372 in unrecognized tax benefits related to state exposures may be necessary in the next twelve months however management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $1,088,033 and $1,091,416, which relates to federal and state deferred tax assets that may not be realized based on the Company's future projections of taxable income at August 31, 2019 and March 2, 2019, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $24,573 as of June 30, 2019. EIC was in excess of the minimum required amounts in these states as of August 31, 2019.

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

As of August 31, 2019 and March 2, 2019, accounts receivable, net included $592,278 and $392,400 due from CMS respectively.

9. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables of $478,869 and $445,200 included in Accounts receivable, net, as of August 31, 2019 and March 2, 2019, respectively.

10. Goodwill and Other Intangible Assets

There was no goodwill impairment charge for the thirteen and twenty-six week periods ended August 31, 2019. At August 31, 2019 and March 2, 2019, accumulated impairment losses for the Pharmacy Services segment was $574,712.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of August 31, 2019 and March 2, 2019.

	August 31,2019					March 2, 2019
				Remaining					Remaining
				Weighted					Weighted
	Gross			Average		Gross			Average
	Carrying	Accumulated		Amortization		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period		Amount	Amortization	Net	Period
Favorable leases and other(a)	$182,587	$(161,096)	$21,491	3	years	$370,855	$(318,503)	$52,352	7	years
Prescription files	931,050	(848,144)	82,906	3	years	919,749	(827,222)	92,527	3	years
Customer relationships(a)	388,000	(213,837)	174,163	12	years	388,000	(193,352)	194,648	13	years
CMS license	57,500	(9,622)	47,878	21	years	57,500	(8,472)	49,028	22	years
Claims adjudication and other developed software	58,985	(35,245)	23,740	3	years	58,985	(31,030)	27,955	4	years
Trademarks	20,100	(8,409)	11,691	6	years	20,100	(7,404)	12,696	7	years
Backlog	11,500	(11,500)	—	0	years	11,500	(11,500)	—	0	years
Total finite	$1,649,722	$(1,287,853)	361,869			$1,826,689	$(1,397,483)	$429,206
Trademarks	19,500	—	19,500	Indefinite		19,500	—	19,500	Indefinite
Total	$1,669,222	$(1,287,853)	$381,369			$1,846,189	$(1,397,483)	$448,706
(a)	Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

Also included in other non-current liabilities as of August 31, 2019 and March 2, 2019 are unfavorable lease intangibles with a net carrying amount of $0 and $14,763, respectively. In connection with the Adoption of ASU 2016-02, Leases (Topic 842), both favorable and unfavorable leases were reclassified into operating lease right-of-use assets.

Amortization expense for these intangible assets and liabilities was $26,596 and $54,256 for the thirteen and twenty-six week periods ended August 31, 2019, respectively. Amortization expense for these intangible assets and liabilities was $32,500 and $67,900  for the thirteen and twenty-six week periods ended September 1, 2018, respectively The anticipated annual amortization expense for these intangible assets and liabilities is 2020—$100,380; 2021—$78,477; 2022—$58,037; 2023—$42,964 and 2024—$29,386.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

11. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at August 31, 2019 and March 2, 2019:

	August 31,	March 2,
	2019	2019
Secured Debt:
Senior secured revolving credit facility due December 2023 ($1,250,000 and $875,000 face value less unamortized debt issuance costs of $21,706 and $24,069)	$1,228,294	$850,931
FILO term loan due December 2023 ($450,000 face value less unamortized debt issuance costs of $3,458 and $3,918)	446,542	446,082
	1,674,836	1,297,013
Guaranteed Unsecured Debt:
6.125% senior notes due April 2023 ($1,753,490 face value less unamortized debt issuance costs of $14,899 and $16,982)	1,738,591	1,736,508
	1,738,591	1,736,508
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($295,000 face value less unamortized debt issuance costs of $1,212 and $1,295)	293,788	293,705
6.875% fixed-rate senior notes due December 2028 ($128,000 face value less unamortized debt issuance costs of $610 and $642)	127,390	127,358
	421,178	421,063
Lease financing obligations	33,244	40,176
Total debt	3,867,849	3,494,760
Current maturities of long-term debt and lease financing obligations	(10,704)	(16,111)
Long-term debt and lease financing obligations, less current maturities	$3,857,145	$3,478,649

Credit Facility

On December 20, 2018, the Company entered into a new senior secured credit agreement, consisting of a new $2,700,000 senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a new $450,000 “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan”) (collectively the “New Facilities”).

Proceeds from the New Facilities were used to refinance the Company’s prior $2,700,000 Amended and Restated Senior Secured Credit Facility due January 2020 (the “Old Facility,” the New Facilities and the Old Facility are collectively referred to herein as the “Facilities”). The New Facilities extend the Company’s debt maturity profile and provide additional liquidity. The New Facilities mature in December 2023, subject to an earlier maturity on December 31, 2022 if the Company has not repaid or refinanced its existing 6.125% Senior Notes due 2023 prior to such date. The Company’s new Senior Secured Revolving Credit Facility will bear interest at a rate of LIBOR plus 125 to 175 basis points (or an alternate base rate plus 25 to 75 basis points), depending on availability under the revolving facility. The Company’s new Senior Secured Term Loan bears interest at a rate of LIBOR plus 300 basis points (or an alternate base rate plus 200 basis points).

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company’s ability to borrow under the New Facilities is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 31, 2019, the Company had $1,700,000 of borrowings outstanding under the New Facilities and had letters of credit outstanding against the New Facilities of $83,195 which resulted in additional borrowing capacity of $1,366,805.

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

The New Facilities have a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the revolver is less than $200,000 or (ii) on the third consecutive business day on which availability under the revolver is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the New Facilities is equal to or greater than $250,000. As of August 31, 2019, the Company had availability under its New Facilities of $1,366,805, its fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the New Facilities' financial covenant. The New Facilities also contain covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

The New Facilities also provide for customary events of default.

With the exception of EIC, substantially all of Rite Aid Corporation’s 100 % owned subsidiaries guarantee the obligations under the New Facilities and unsecured guaranteed notes. The New Facilities are secured, on a senior priority basis, by a lien on, among other things, accounts receivable, inventory and prescription files of the Subsidiary Guarantors. The subsidiary guarantees related to the Company’s New Facilities and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. The Company has no independent assets or operations. Other than EIC, the subsidiaries, including joint ventures, that do not guarantee the New Facilities and applicable notes, are minor. As such, condensed consolidating financial information for the Company, its guaranteeing subsidiaries and non-

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

guaranteeing subsidiaries is presented for those periods subsequent to the acquisition of EnvisionRx. See Note 17 “Guarantor and Non-Guarantor Condensed Consolidating Financial Information” for additional disclosure.

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

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2020 and thereafter are as follows: 2020—$0; 2021—$0; 2022—$0; 2023—$0; 2024—$3,453,490 and $423,000 thereafter. These aggregate annual principal payments of long-term debt assume that the Company has not repaid or refinanced its existing 6.125% Senior Notes due 2023 prior to December 31, 2022.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

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

The following table is a summary of the Company’s components of net lease cost for the thirteen and twenty-six week periods ended August 31, 2019:

	Thirteen Week Period	Twenty-Six Week Period
	Ended August 31, 2019	Ended August 31, 2019
Operating lease cost	$164,002	$328,985
Financing lease cost:
Amortization of right-of-use asset	1,508	3,044
Interest on long-term finance lease liabilities	856	1,762
Total finance lease costs	$2,364	$4,806
Short-term lease costs	115	116
Variable lease costs	42,768	83,314
Less: sublease income	(5,407)	(11,158)
Net lease cost	$203,842	$406,063

Supplemental cash flow information related to leases for the twenty-six week period ended August 31, 2019:

Twenty-Six Week Period
Ended August 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$293,884
Operating cash flows paid for interest portion of finance leases	1,762
Financing cash flows paid for principal portion of finance leases	4,453
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	158,463
Finance leases	—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Supplemental balance sheet information related to leases as of August 31, 2019 (in thousands, except lease term and discount rate):

August 31,
2019
Operating leases:
Operating lease right-of-use asset	$2,944,651

Short-term operating lease liabilities	$502,706
Long-term operating lease liabilities	2,745,598
Total operating lease liabilities	$3,248,304

Finance leases:
Property, plant and equipment, net	$23,852

Current maturities of long-term debt and lease financing obligations	$10,704
Lease financing obligations, less current maturities	22,540
Total finance lease liabilities	$33,244
Weighted average remaining lease term
Operating leases	8.0
Finance leases	8.4

Weighted average discount rate
Operating leases	6.0%
Finance leases	10.0%

The following table summarizes the maturity of lease liabilities under finance and operating leases as of August 31, 2019:

	August 31, 2019
	Finance	Operating
Fiscal year	Leases	Leases (1)	Total
2020 (remaining twenty-six weeks)	$9,482	$345,844	$355,326
2021	9,155	645,871	655,026
2022	4,275	579,569	583,844
2023	3,983	524,643	528,626
2024	3,711	462,675	466,386
Thereafter	18,660	1,594,345	1,613,005
Total lease payments	49,266	4,152,947	4,202,213
Less: imputed interest	(16,022)	(904,643)	(920,665)
Total lease liabilities	$33,244	$3,248,304	$3,281,548
(1)	– Future operating lease payments have not been reduced by minimum sublease rentals of $53 million due in the future under noncancelable leases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Following are the minimum lease payments for all properties under a lease agreement that will have to be made in each of the years indicated based on non-cancelable leases in effect as of March 2, 2019:

	Lease
	Financing	Operating
Fiscal year	Obligations	Leases
2020	$19,300	$687,412
2021	4,811	610,874
2022	4,588	545,863
2023	4,383	490,864
2024	4,042	431,714
Later years	20,470	1,541,408
Total minimum lease payments	57,594	$4,308,135
Amount representing interest	(17,418)
Present value of minimum lease payments	$40,176

During the thirteen and twenty-six week periods ended August 31, 2019 and September 1, 2018, the Company did not enter into any sale-leaseback transactions whereby the Company sold owned operating stores to independent third parties and concurrent with the sale, entered into an agreement to lease the store back from the purchasers.

13. Stock Options and Stock Awards

The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the twenty-six week periods ended August 31, 2019 and September 1, 2018 include $10,092 and $10,246, respectively, of compensation costs related to the Company’s stock-based compensation arrangements.

During fiscal 2018, the Company issued performance units to certain of its associates. The performance units will be settled in cash based on the actual performance of the Company relative to certain financial performance goals and the stock price upon vesting. During the twenty-six week periods ended August 31, 2019 and September 1, 2018, the Company incurred a benefit of $348 compared to expense of $1,724 related to these performance based incentive plans, respectively, which is recorded as a component of stock-based compensation expense.

The total number and type of newly awarded grants and the related weighted average fair value for the twenty-six week periods ended August 31, 2019 and September 1, 2018 are as follows:

	August 31, 2019		September 1, 2018
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	503	$3.54	—	$	N/A
Restricted stock awards granted	1,232	$7.60	25		$33.40
Total awards	1,735		25

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees. Restricted stock awards typically vest in equal annual installments over a three-year period.

The Company calculates the fair value of stock options using the Black- Scholes-Merton option pricing model.

As of August 31, 2019, the total unrecognized pre-tax compensation costs related to unvested stock options and restricted stock awards granted, net of estimated forfeitures and the weighted average period of cost amortization are as follows:

August 31, 2019
	Unvested	Unvested	Unvested
	stock	restricted	performance
	options	stock	shares
Unrecognized pre-tax costs	$1,743	$16,518	$246
Weighted average amortization period	3.9 years	2.2 years	0.5 years

14. Retirement Plans

Net periodic pension expense recorded in the thirteen and twenty-six week periods ended August 31, 2019 and September 1, 2018, for the Company’s defined benefit plan includes the following components:

	Defined Benefit		Defined Benefit
	Pension Plan		Pension Plan
	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
Service cost	$143	$312	$285	$624
Interest cost	1,556	1,578	3,111	3,156
Expected return on plan assets	(1,214)	(1,435)	(2,427)	(2,869)
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	415	507	830	1,015
Net periodic pension expense	$900	$962	$1,799	$1,926

During the thirteen and twenty-six week periods ended August 31, 2019 the Company contributed $0 and $0, respectively, to the Defined Benefit Pension Plan. During the remainder of fiscal 2020, the Company expects to contribute $0 to the Defined Benefit Pension Plan.

15. Segment Reporting

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The following is balance sheet information for the Company’s reportable segments:

	Retail	Pharmacy
	Pharmacy	Services	Eliminations(1)	Consolidated
August 31, 2019:
Total Assets	$8,040,905	$2,646,710	$(14,402)	$10,673,213
Goodwill	43,492	1,064,644	—	1,108,136
March 2, 2019:
Total Assets	$5,071,055	$2,534,771	$(14,459)	$7,591,367
Goodwill	43,492	1,064,644	—	1,108,136
(1)	As of August 31, 2019 and March 2, 2019, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $0 against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $14,402 and $14,459, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the thirteen and twenty-six week periods ended August 31, 2019 and September 1, 2018:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
August 31, 2019:
Revenues	$3,848,104	$1,579,069	$(60,909)	$5,366,264
Gross Profit	1,032,444	111,995	—	1,144,439
Adjusted EBITDA(2)	92,673	41,517	—	134,190
Additions to property and equipment and intangible assets	43,328	7,249	—	50,577
September 1, 2018:
Revenues	$3,911,512	$1,561,811	$(51,961)	$5,421,362
Gross Profit	1,051,637	109,514	—	1,161,151
Adjusted EBITDA(2)	103,618	44,963	—	148,581
Additions to property and equipment and intangible assets	47,302	4,156	—	51,458
Twenty-Six Week Period Ended
August 31, 2019:
Revenues	$7,712,912	$3,145,361	$(119,420)	$10,738,853
Gross Profit	2,062,939	208,223	—	2,271,162
Adjusted EBITDA(2)	176,681	67,856	—	244,537
Additions to property and equipment and intangible assets	87,572	12,196	—	99,768
September 1, 2018:
Revenues	$7,809,277	$3,104,573	$(103,998)	$10,809,852
Gross Profit	2,121,094	208,806	—	2,329,900
Adjusted EBITDA(2)	207,747	78,826	—	286,573
Additions to property and equipment and intangible assets	105,369	7,715	—	113,084
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(2)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” in MD&A for additional details.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following is a reconciliation of net loss to Adjusted EBITDA for the thirteen and twenty-six week periods ended August 31, 2019 and September 1, 2018:

	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)(a)
Net loss from continuing operations	$(78,705)	$(352,348)	$(178,044)	$(394,075)
Interest expense	60,102	56,233	118,372	119,025
Income tax expense (benefit)	27,628	(106,559)	35,002	(116,056)
Depreciation and amortization	83,044	89,743	166,970	184,272
LIFO charge	7,504	3,358	14,993	13,324
Lease termination and impairment charges	1,471	39,609	1,949	49,468
Goodwill and intangible asset impairment charges	—	375,190	—	375,190
Loss on debt retirements, net	—	—	—	554
Merger and Acquisition-related costs	514	19,031	3,599	26,219
Stock-based compensation expense	4,712	5,215	10,092	10,246
Restructuring-related costs	25,145	—	68,495	—
Inventory write-downs related to store closings	3,149	1,300	3,990	5,133
Litigation settlement	—	18,000	—	18,000
Gain on sale of assets, net	(1,587)	(4,965)	(4,299)	(10,824)
Other	1,213	4,774	3,418	6,097
Adjusted EBITDA from continuing operations	$134,190	$148,581	$244,537	$286,573

(a)    During fiscal 2019, the Company revised its definition of Adjusted EBITDA to no longer exclude the impact of revenue deferrals related to our customer loyalty program and further revised its disclosure by presenting certain amounts previously included within Other as separate reconciling items. Consequently, the Company revised Adjusted EBITDA for the thirteen and twenty-six week periods ended September 1, 2018 to conform with the revised definition and present separate reconciling items previously included with Other.

16. Commitments, Contingencies and Guarantees

Legal Matters and Regulatory Proceedings

The Company is involved in legal matters including litigation, arbitration, and other claims, and is subject to regulatory proceedings including investigations, inspections, audits, inquiries, and similar actions by pharmacy, health care, tax and other governmental authorities arising in the ordinary course of its business, including, without limitation, the matters described below. The Company records accruals for outstanding legal matters and applicable regulatory proceedings when it believes it is probable that a loss has been incurred, and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters and regulatory proceedings that could affect the amount of any existing accrual and developments that would make a loss contingency both probable and reasonably estimable, and as a result, warrant an accrual. If a loss contingency is not both probable and estimable, the Company

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

does not establish an accrued liability. None of the Company’s accruals for outstanding legal matters or regulatory proceedings are material individually or in the aggregate to the Company’s consolidated financial position.

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

The Company is currently a defendant in several lawsuits filed in courts in California alleging violations of California Business and Professions Code, industry wage orders, wage-and-hour laws, rules and regulations pertaining primarily to failure to pay overtime, failure to pay for missed meals and rest periods, and failure to reimburse business expenses (the “California Cases”). Some of the California Cases purport or may be determined to be class actions or PAGA representative actions and seek substantial damages and penalties. The single-plaintiff and multi-plaintiff California Cases regarding violations of wage-and-hour laws, failure to pay overtime, failure to pay for missed meals and rest periods, and failure to reimburse business expenses, in the aggregate, seek substantial damages. The Company believes that its defenses and assertions in the California Cases, as well as other lawsuits, have merit. The Company has aggressively challenged the merits of the lawsuits and, where applicable, the allegations that the lawsuits should be certified as class or representative actions. Additionally, at this time the Company is not able to predict either the outcome of or estimate a potential range of loss with respect to the California Cases and is vigorously defending them.

Following service of subpoenas on the Company in 2011 and 2013 by the United States Attorney’s Office for the Eastern District of Michigan (“USAO”) and the State of Indiana’s Office of the Attorney General, respectively, the Company cooperated with inquiries regarding the relationship of Rite Aid’s Rx Savings Program to the reporting of usual and customary charges to publicly funded health programs. In January 2017, the USAO, 18 states and the District of Columbia declined to intervene in a sealed False Claims Act (“FCA”) lawsuit filed by qui tam plaintiff Azam Rahimi (“Relator”) in the District Court for the Eastern District of Michigan. On January 19, 2017, the court unsealed Relator’s Second Amended Complaint against the Company; it alleges that the Company failed to report Rx Savings prices as its usual and customary charges under the Medicare Part D program and to federal and state Medicaid programs in 18 states and the District of Columbia; and that the Company is thus liable under the federal FCA and similar state statutes. In its ruling on the Company’s motion to dismiss the complaint, the Court held that Relator’s complaint was deficient, but allowed Relator the opportunity to re-plead. Relator filed a Third Amended Complaint on May 11, 2018. The Company filed a motion to dismiss the Third Amended Complaint on May 25, 2018. On March 30, 2019, the Company’s motion to dismiss the Third Amended Complaint was denied. The court entered a scheduling order on May 29, 2019, and the case is proceeding through discovery. On July 31, 2019, Rite Aid filed a motion to dismiss and for judgment on the pleadings based on the False Claims Act’s public disclosure bar. Relator’s opposition to the motion is due on September 11, 2019, and Rite Aid’s reply is due on October 9, 2019. At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is vigorously defending this lawsuit.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

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

In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California (the “USAO”) regarding (1) the Company’s Drug Utilization Review (“DUR”) and prescription dispensing protocol; and (2) the dispensing of drugs designated as “Code 1” by the State of California. The Company cooperated with the investigation, researched the government’s allegations, and refuted the government’s position. The Company produced documents including certain prescription files related to Code 1 drugs to the USAO’s office and the State of California Department of Justice’s Bureau of Medical Fraud and Elder Abuse (“CADOJ”). In August 2014, the USAO and 8 states’ attorneys general declined to intervene in a California False Claim Act (“FCA”) action (“Action”) filed under seal in the Eastern District of California by qui tam plaintiff Loyd F. Schmuckley (“Relator”) based on DUR and Code 1 allegations. In July 2016, the Commonwealth of Massachusetts and the District of Columbia also declined to intervene in the Action. On May 15, 2017, Relator and the CADOJ stipulated to dismiss all DUR-related claims and 18 other state-based claims. On September 21, 2017, the CADOJ filed a sealed complaint-in-intervention in the Action, asserting causes under the FCA, for unjust enrichment and for payment by mistake related to the Code 1 allegations. The Action was unsealed on September 26, 2017. On September 28, 2017, Relator filed a First Amended Complaint under the FCA also concerning the Code 1 allegations. The Company filed a motion to dismiss Relator’s and CADOJ’s respective complaints in January 2018, the hearing was held on March 23, 2018. On September 5, 2018, the court issued an order denying the motion to dismiss. The case was divided into phases, with the first phase focused upon plaintiffs’ proposed sampling methodology for determining liability and damages. Following fact and expert discovery, the Company’s motion challenging plaintiffs’ proposed sampling methodology was heard on July 15, 2019. Supplemental briefing was requested by the Court and filed on July 29, 2019, and to date, no decision has been rendered. At this stage of the proceedings, the Company is not able to either predict the outcome of this matter or estimate a potential range of loss with respect to this matter, and is vigorously defending this lawsuit.

The State of Mississippi, by and through its Attorney General, filed a First Amended Complaint (Complaint”) against the Company and various purported related entities on September 27, 2016 alleging violations of the Mississippi

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Medicaid Fraud Control Act, violations of the Mississippi Unfair and Deceptive Trade Practices Act, fraud and unjust enrichment. The Complaint alleges the Company failed to accurately report usual and customary prices to Mississippi’s Division of Medicaid. On November 14, 2016, the Company filed motions to dismiss based on jurisdictional and substantive grounds, as well as a motion to transfer venue, all of which were stayed pending the resolution of related litigation involving another chain pharmacy on appeal. In September 2018, the stay of the case was lifted. On November 28, 2018, the case was transferred to the Circuit Court of Desoto County and consolidated with related cases containing similar allegations brought by Mississippi against other chain pharmacies. On June 11, 2019, the court (i) dismissed the claims against the Company for lack of personal jurisdiction; and (ii) dismissed the fraud-based claims against the Company’s purportedly related entities (Rite Aid Hdqtrs. Corp., Harco, Inc., and K&B of Mississippi Corporation) for failure to plead the fraud-based claims with particularity, but with leave to amend. The court did not dismiss the claims against the purportedly related entities for unjust enrichment or for restitution under the Mississippi Consumer Protection Act. On August 2, 2019, the State of Mississippi filed a Second Amended Complaint that does not assert any claims against the Company, but does assert claims against the purportedly related entities for fraud, unjust enrichment, and for restitution under the Mississippi Consumer Protection Act. At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit, and is vigorously defending this lawsuit.

The Company is named in multiple opioid-related lawsuits filed by counties, cities, municipalities, Native American tribes, hospitals, and third-party payers across the United States. Specifically, as of September 24, 2019, a total of 1,262 opioid-related lawsuits have been filed against the Company. 1,104 lawsuits have been filed in federal court, of which 1,018 have been transferred to the multi-district litigation (“MDL”) pending in the U.S. District Court for the Northern District of Ohio before Judge Dan Polster under In re National Prescription Opiate Litigation (Case No. 17-MD-2804). There are approximately 158 lawsuits that name the Company in some capacity that have been filed outside the MDL in state court. The plaintiffs in all of these opioid-related lawsuits generally allege claims concerning the impacts of widespread opioid abuse against defendants along the pharmaceutical supply chain, including manufacturers, wholesale distributors, and retail pharmacies.

New lawsuits continue to be added to the MDL, including lawsuits filed in Alabama, Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nebraska, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Puerto Rico, Rhode Island, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. Since December 2017, nearly all related lawsuits pending in federal district courts have been transferred to the MDL. Two of the Ohio lawsuits in the MDL (referred to as the “Track One” or “bellwether” lawsuits) have been set for an October 21, 2019 trial date: The County of Summit, Ohio v. Purdue Pharma L.P., et al., Case No. 18-OP-45090 (N.D. Ohio); and The County of Cuyahoga v. Purdue Pharma L.P., et al., Case No. 17-OP-45004 (N.D. Ohio). On August 15, 2019, Judge Polster granted the plaintiffs’ motion to sever several defendants, including the Company. As a result, the Company will not be a defendant in the first bellwether trial, but could be a defendant in a subsequent trial involving the same plaintiffs. A group of West Virginia lawsuits have already been selected for the second bellwether track, which include lawsuits filed by Cabell and Huntington Counties.

The federal lawsuits that are not part of the MDL are filed by counties and municipalities in California, Georgia, Idaho, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Jersey, New York, North Dakota, Oklahoma, Pennsylvania, Utah, Vermont, Virginia, and West Virginia. The lawsuits filed outside the MDL in state

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

courts include lawsuits filed by counties and municipalities in Connecticut, Delaware, Georgia, Idaho, Illinois, Louisiana, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Washington, and West Virginia.

At this stage of the proceedings, the Company is not able to predict the outcome of the opioid-related lawsuits or estimate a potential range of loss regarding the lawsuits. However, the Company has and will continue to vigorously defend itself against all opioid-related lawsuits. Additionally, the Company is also responding to subpoenas, civil investigative demands, and/or other requests regarding opioids that it has received from the Attorney Generals of several states.

The Company is involved in two putative consumer class action lawsuits in the United States District Court for the Southern District of California, alleging that it overcharged customers’ insurance companies for prescription drug purchases, resulting in overpayment of co-pays. The first lawsuit, Byron Stafford v. Rite Aid Corp., Case No. 17-CV-01340-AJB-JLB, was filed on June 30, 2017, and the second case, Robert Josten v. Rite Aid Corp., Case No. 18-CV-00152-AJB-JLB, was filed on January 23, 2018. Each lawsuit alleges that (i) the Company was obligated to charge the plaintiffs’ insurance companies a “usual and customary” price for their prescription drugs; and (ii) the Company failed to do so properly because the prices it reported were not equal to or adjusted to account for the prices that Rite Aid offers to uninsured and underinsured customers through its Rx Savings Program.

On December 19, 2017, the court granted the Company’s motion to dismiss Stafford’s complaint with leave to amend for failure to plead compliance with the applicable statutes of limitations. After Stafford amended the complaint on January 9, 2018, the Company filed another motion to dismiss on January 23, 2018. The Court denied that motion and opened discovery. Stafford’s deadline to file his class certification motion is December 11, 2019. On June 17, 2019, Rite Aid filed a motion to compel all Stafford’s claims to an individual arbitration and an accompanying motion to stay the entire action pending the court’s decision on its motion to compel arbitration. The court took the motion to compel arbitration under consideration for decision without a hearing, but denied the motion to stay the case pending a decision on that motion.

Rite Aid moved to dismiss Josten’s complaint on March 16, 2018. The court granted the motion to dismiss most of Josten’s claims for failure to plead compliance with the applicable statute of limitations but with leave to amend. The Company moved to dismiss Josten’s amended complaint on the grounds that the statute of limitations expired and that he failed to exhaust Medicare administrative remedies. The court denied that motion on August 7, 2019. A case management conference is scheduled for September 24, 2019, where the court will likely set a pretrial schedule, including with respect to discovery and class certification.

At this stage of the proceedings, the Company is not able to either predict the outcome of the Stafford or Josten lawsuits or estimate a potential range of loss with respect to the lawsuits and is vigorously defending these lawsuits.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

17. Guarantor and Non-Guarantor Condensed Consolidating Financial Information

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

For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company’s New Facilities and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the non-guarantor subsidiaries at August 31, 2019, March 2, 2019 and for the thirteen and twenty-six week periods ended August 31, 2019 and September 1, 2018. Separate financial statements for Subsidiary Guarantors are not presented.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation
	Condensed Consolidating Balance Sheet
	August 31, 2019
	(unaudited)
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$122,321	$19,860	$—		$142,181
Accounts receivable, net	—	1,349,635	595,965	—		1,945,600
Intercompany receivable	—	563,908	—	(563,908)	(a)	—
Inventories, net of LIFO reserve of $0, $619,437, $0, $0, and $619,437	—	1,968,937	—	—		1,968,937
Prepaid expenses and other current assets	—	180,331	3,097	—		183,428
Current assets held for sale	—	145,213	—	—		145,213
Total current assets	—	4,330,345	618,922	(563,908)		4,385,359
Property, plant and equipment, net	—	1,270,467	—	—		1,270,467
Operating lease right-of-use assets	—	2,944,651	—	—		2,944,651
Goodwill	—	1,108,136	—	—		1,108,136
Other intangibles, net	—	333,491	47,878	—		381,369
Deferred tax assets	10,828	381,315	(10,038)	—		382,105
Investment in subsidiaries	8,171,685	57,488	—	(8,229,173)	(b)	—
Intercompany receivable	—	3,372,868	—	(3,372,868)	(a)	—
Other assets	46	194,136	6,944	—		201,126
Total assets	$8,182,559	$13,992,897	$663,706	$(12,165,949)		$10,673,213
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$—	$10,704	$—	$—		$10,704
Accounts payable	—	1,560,560	9,618	—		1,570,178
Intercompany payable	—	—	563,908	(563,908)	(a)	—
Accrued salaries, wages and other current liabilities	14,500	693,595	24,692	—		732,787
Current portion of operating lease liabilities	—	502,706	—	—		502,706
Current liabilities held for sale	—	43,364	—	—		43,364
Total current liabilities	14,500	2,810,929	598,218	(563,908)		2,859,739
Long-term debt, less current maturities	3,834,605	—	—	—		3,834,605
Long-term operating lease liabilities	—	2,745,598	—	—		2,745,598
Lease financing obligations, less current maturities	—	22,540	—	—		22,540
Intercompany payable	3,372,868	—	—	(3,372,868)	(a)	—
Other noncurrent liabilities	—	242,145	8,000	—		250,145
Total liabilities	7,221,973	5,821,212	606,218	(3,936,776)		9,712,627
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	960,586	8,171,685	57,488	(8,229,173)	(b)	960,586
Total liabilities and stockholders’ equity	$8,182,559	$13,992,897	$663,706	$(12,165,949)		$10,673,213
(a)	Elimination of intercompany accounts receivable and accounts payable amounts.
(b)	Elimination of investments in consolidated subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation
	Condensed Consolidating Balance Sheet
	March 2, 2019
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$122,134	$22,219	$—		$144,353
Accounts receivable, net	—	1,377,342	411,370	—		1,788,712
Intercompany receivable	—	400,526	—	(400,526)	(a)	—
Inventories, net of LIFO reserve of $0, $604,444, $0, $0, and $604,444	—	1,871,941	—	—		1,871,941
Prepaid expenses and other current assets	—	172,448	6,684	—		179,132
Current assets held for sale	—	117,581	—	—		117,581
Total current assets	—	4,061,972	440,273	(400,526)		4,101,719
Property, plant and equipment, net	—	1,308,514	—	—		1,308,514
Goodwill	—	1,108,136	—	—		1,108,136
Other intangibles, net	—	399,678	49,028	—		448,706
Deferred tax assets	—	419,122	(10,038)	—		409,084
Investment in subsidiaries	8,294,315	55,109	—	(8,349,424)	(b)	—
Intercompany receivable	—	3,639,035	—	(3,639,035)	(a)	—
Other assets	—	208,018	7,190	—		215,208
Total assets	$8,294,315	$11,199,584	$486,453	$(12,388,985)		$7,591,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$—	$16,111	$—	$—		$16,111
Accounts payable	—	1,612,181	6,404	—		1,618,585
Intercompany payable	—	—	400,526	(400,526)	(a)	—
Accrued salaries, wages and other current liabilities	14,005	778,020	16,414	—		808,439
Total current liabilities	14,005	2,406,312	423,344	(400,526)		2,443,135
Long-term debt, less current maturities	3,454,585	—	—	—		3,454,585
Lease financing obligations, less current maturities	—	24,064	—	—		24,064
Intercompany payable	3,639,035	—	—	(3,639,035)	(a)	—
Other noncurrent liabilities	—	474,893	8,000	—		482,893
Total liabilities	7,107,625	2,905,269	431,344	(4,039,561)		6,404,677
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	1,186,690	8,294,315	55,109	(8,349,424)	(b)	1,186,690
Total liabilities and stockholders’ equity	$8,294,315	$11,199,584	$486,453	$(12,388,985)		$7,591,367
(a)	Elimination of intercompany accounts receivable and accounts payable amounts.
(b)	Elimination of investments in consolidated subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	Thirteen Week Period Ended August 31, 2019
	(unaudited)
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$5,268,112	$103,167	$(5,015)	(a)	$5,366,264
Costs and expenses:
Cost of revenues	—	4,131,064	95,679	(4,918)	(a)	4,221,825
Selling, general and administrative expenses	—	1,129,058	6,569	(97)	(a)	1,135,530
Lease termination and impairment charges	—	1,471	—	—		1,471
Interest expense	56,863	3,404	(165)	—		60,102
Gain on sale of assets, net	—	(1,587)	—	—		(1,587)
Equity in earnings of subsidiaries, net of tax	22,416	(1,084)	—	(21,332)	(b)	—
	79,279	5,262,326	102,083	(26,347)		5,417,341
(Loss) income from continuing operations before income taxes	(79,279)	5,786	1,084	21,332		(51,077)
Income tax expense	—	27,628	—	—		27,628
Net (loss) income from continuing operations	$(79,279)	$(21,842)	$1,084	$21,332		$(78,705)
Net loss from discontinued operations	—	(574)	—	—		(574)
Net (loss) income	(79,279)	(22,416)	1,084	21,332	(b)	(79,279)
Total other comprehensive income (loss)	398	415	—	(415)		398
Comprehensive (loss) income	$(78,881)	$(22,001)	$1,084	$20,917		$(78,881)
(a)	Elimination of intercompany revenues and expenses.
(b)	Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	Thirteen Week Period Ended September 1, 2018
	(unaudited)
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$5,347,051	$101,900	$(27,589)	(a)	$5,421,362
Costs and expenses:
Cost of revenues	—	4,193,129	94,470	(27,388)	(a)	4,260,211
Selling, general and administrative expenses	—	1,147,491	6,701	(201)	(a)	1,153,991
Lease termination and impairment charges	—	39,609	—	—		39,609
Goodwill and intangible asset impairment charges	—	375,190	—	—		375,190
Interest expense	52,365	3,811	57	—		56,233
Gain on sale of assets, net	—	(4,965)	—	—		(4,965)
Equity in earnings of subsidiaries, net of tax	288,700	(852)	—	(287,848)	(b)	—
	341,065	5,753,413	101,228	(315,437)		5,880,269
(Loss) income from continuing operations before income taxes	(341,065)	(406,362)	672	287,848		(458,907)
Income tax benefit	—	(106,379)	(180)	—		(106,559)
Net (loss) income from continuing operations	$(341,065)	$(299,983)	$852	$287,848		$(352,348)
Net (loss) income from discontinued operations	(18,075)	11,283	—	—		(6,792)
Net (loss) income	(359,140)	(288,700)	852	287,848	(b)	(359,140)
Total other comprehensive income (loss)	364	364	—	(364)		364
Comprehensive (loss) income	$(358,776)	$(288,336)	$852	$287,484		$(358,776)
(a)	Elimination of intercompany revenues and expenses.
(b)	Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	Twenty-Six Week Period Ended August 31, 2019
	(unaudited)
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$10,549,436	$207,588	$(18,171)	(a)	$10,738,853
Costs and expenses:
Cost of revenues	—	8,293,206	192,462	(17,977)	(a)	8,467,691
Selling, general and administrative expenses	—	2,285,284	13,092	(194)	(a)	2,298,182
Lease termination and impairment expenses	—	1,949	—	—		1,949
Interest expense	111,818	6,899	(345)	—		118,372
Gain on sale of assets, net	—	(4,299)	—	—		(4,299)
Equity in earnings of subsidiaries, net of tax	67,120	(2,379)	—	(64,741)	(b)	—
	178,938	10,580,660	205,209	(82,912)		10,881,895
(Loss) income before income taxes	(178,938)	(31,224)	2,379	64,741		(143,042)
Income tax expense	—	35,002	—	—		35,002
Net (loss) income from continuing operations	(178,938)	(66,226)	2,379	64,741		(178,044)
Net loss from discontinued operations	—	(894)	—	—		(894)
Net (loss) income	$(178,938)	$(67,120)	$2,379	$64,741	(b)	$(178,938)
Total other comprehensive income (loss)	157	157	—	(157)		157
Comprehensive (loss) income	$(178,781)	$(66,963)	$2,379	$64,584		$(178,781)

(a)	Elimination of intercompany revenues and expenses.
(b)	Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	Twenty-Six Week Period Ended September 1, 2018
	(unaudited)
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$10,668,075	$197,485	$(55,708)	(a)	$10,809,852
Costs and expenses:
Cost of revenues	—	8,351,757	183,502	(55,307)	(a)	8,479,952
Selling, general and administrative expenses	—	2,292,321	14,698	(401)	(a)	2,306,618
Lease termination and impairment expenses	—	49,468	—	—		49,468
Goodwill and intangible asset impairment charges	—	375,190	—			375,190
Interest expense	112,304	6,756	(35)	—		119,025
Loss on debt retirements, net	—	554	—			554
Gain on sale of assets, net	—	(10,824)	—	—		(10,824)
Equity in earnings of subsidiaries, net of tax	9,730	633	—	(10,363)	(b)	—
	122,034	11,065,855	198,165	(66,071)		11,319,983
(Loss) income before income taxes	(122,034)	(397,780)	(680)	10,363		(510,131)
Income tax benefit	—	(116,009)	(47)	—		(116,056)
Net (loss) income from continuing operations	(122,034)	(281,771)	(633)	10,363		(394,075)
Net (loss) income from discontinued operations	(22,690)	272,041	—	—		249,351
Net (loss) income	$(144,724)	$(9,730)	$(633)	$10,363	(b)	$(144,724)
Total other comprehensive income (loss)	728	728	—	(728)		728
Comprehensive (loss) income	$(143,996)	$(9,002)	$(633)	$9,635		$(143,996)

(a)	Elimination of intercompany revenues and expenses.
(b)	Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation
	Condensed Consolidating Statement of Cash Flows
	Twenty-Six Week Period Ended August 31, 2019
	(unaudited)
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash used in operating activities	$(106,302)	$(221,377)	$(2,359)	$—	$(330,038)
Investing activities:
Payments for property, plant and equipment	—	(84,060)	—	—	(84,060)
Intangible assets acquired	—	(15,708)	—	—	(15,708)
Intercompany activity	—	271,864	—	(271,864)	—
Proceeds from dispositions of assets and investments	—	4,423	—	—	4,423
Net cash provided by (used in) investing activities	—	176,519	—	(271,864)	(95,345)
Financing activities:
Net proceeds from revolver	375,000	—	—	—	375,000
Principal payments on long-term debt	3,481	(6,932)	—	—	(3,451)
Change in zero balance cash accounts	—	54,712	—	—	54,712
Payments for taxes related to net share settlement of equity awards	—	(986)	—	—	(986)
Deferred financing costs paid	(315)	—	—	—	(315)
Intercompany activity	(271,864)	—	—	271,864	—
Net cash provided by financing activities	106,302	46,794	—	271,864	424,960
Cash flows of discontinued operations:
Operating activities of discontinued operations	—	(2,272)	—	—	(2,272)
Investing activities of discontinued operations	—	523	—	—	523
Financing activities of discontinued operations	—	—	—	—	—
Net cash used in discontinued operations	—	(1,749)	—	—	(1,749)
Increase (decrease) in cash and cash equivalents	—	187	(2,359)	—	(2,172)
Cash and cash equivalents, beginning of period	—	122,134	22,219	—	144,353
Cash and cash equivalents, end of period	$—	$122,321	$19,860	$—	$142,181

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation
	Condensed Consolidating Statement of Cash Flows
	Twenty-Six Week Period Ended September 1, 2018
	(unaudited)
	Rite Aid
	Corporation
	(Parent		Non-
	Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(158,413)	$(165,518)	$23,029	$—	$(300,902)
Investing activities:
Payments for property, plant and equipment	—	(92,565)	—	—	(92,565)
Intangible assets acquired	—	(20,519)	—	—	(20,519)
Intercompany activity	—	(597,415)	—	597,415	—
Proceeds from dispositions of assets and investments	—	15,729	—	—	15,729
Proceeds from sale-leaseback transactions	—	2,587	—	—	2,587
Net cash (used in) provided by investing activities	—	(692,183)	—	597,415	(94,768)
Financing activities:
Net proceeds from revolver	1,335,000	—	—	—	1,335,000
Principal payments on long-term debt	(426,307)	(7,439)	—	—	(433,746)
Change in zero balance cash accounts	—	(17,101)	—	—	(17,101)
Net proceeds from issuance of common stock	1,302	—	—	—	1,302
Payments for taxes related to net share settlement of equity awards	—	(2,244)	—	—	(2,244)
Financing fees paid for early redemption	—	(13)	—	—	(13)
Intercompany activity	597,415	—	—	(597,415)	—
Net cash provided by (used in) financing activities	1,507,410	(26,797)	—	(597,415)	883,198
Cash flows of discontinued operations:
Operating activities of discontinued operations	(4,615)	(57,388)	—	—	(62,003)
Investing activities of discontinued operations	—	603,402	—	—	603,402
Financing activities of discontinued operations	(1,344,382)	589	—	—	(1,343,793)
Net cash (used in) provided by discontinued operations	(1,348,997)	546,603	—	—	(802,394)
(Decrease) increase in cash and cash equivalents	—	(337,895)	23,029	—	(314,866)
Cash and cash equivalents, beginning of period	—	441,244	6,090	—	447,334
Cash and cash equivalents, end of period	$—	$103,349	$29,119	$—	$132,468

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 31, 2019 and September 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

18. Supplementary Cash Flow Data

	Twenty-Six Week Period Ended
	August 31, 2019	September 1, 2018
Cash paid for interest(a)	$110,401	$165,995
Cash payments for income taxes, net(a)	$4,059	$19,314
Change in operating lease right-of-use assets	$82,125	$—
Change in operating lease liabilities	$(47,143)	$—
Equipment financed under capital leases	$2,077	$2,275
Gross borrowings from revolver(a)	$1,524,000	$2,237,000
Gross repayments to revolver(a)	$1,149,000	$902,000

(a) — Amounts are presented on a total company basis.

Significant components of cash used in Other Liabilities of $8,104 for the twenty-six week period ended August 31, 2019 includes cash used resulting from a decrease in compensation and benefit related accruals of $44,506 partially offset by an increase in legal, professional and occupancy and the Company’s wellness deferral related accruals of $30,099.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Overview

We are a pharmacy retail healthcare company, providing our customers and communities with a high level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our Pharmacy Services segment. We accomplish our goal of delivering comprehensive care to our customers through our retail drugstores, RediClinic walk-in retail health clinics and our transparent and traditional PBMs, EnvisionRxOptions and MedTrak. We also offer fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies. Additionally through EIC, EnvisionRxOptions also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide value and choice to customers, patients and payors and allows us to compete in today's evolving healthcare marketplace.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 2,464 retail stores. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmaceutical Purchasing and Delivery Agreement with McKesson, and the majority of our front-end products through our network of distribution centers. In addition, the Retail Pharmacy segment includes 65 RediClinic walk-in retail clinics, of which, 29 were located within Rite Aid retail stores in the Philadelphia and New Jersey markets.

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

In April 2019, we implemented our Path to the Future transformation initiative, which focuses primarily on opportunities to drive further growth and operating efficiency, including i) building solutions to work with regional health plans to improve patient health outcomes, ii) optimizing SKU's in our front-end offering to free up working capital and improve front-end profitability and the customer experience, iii) an assessment of our pricing and promotional strategy and, iv) a continued review of our cost structure, which includes opportunities to use technology and vendor partners to help reduce costs.

As a result of the restructuring that we announced in March, we expect to achieve annual cost savings of approximately $55.0 million, of which approximately $42.0 million is expected to be realized during the fiscal year ended February 29, 2020. These savings offset the reduction in TSA fees that we experienced in Fiscal 2020. We have also incurred restructuring costs to support our Path to the Future initiatives, which we expect to provide future growth and expense efficiency benefits. We anticipate our total fiscal 2020 restructuring-related costs to be approximately $90.0 million and expect to realize the full benefit of this investment over the next two years.

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

The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. We have agreed to various covenants and agreements, including, among others, our agreement to conduct our business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the distribution center closing. We have also agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the TSA, we provide various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA has been extended to October 17, 2020. In connection with these services, we purchase the related inventory and incur cash payments for the selling, general and administrative activities, which, we bill on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen and twenty-six week periods ended August 31, 2019 were $0.9 billion and $2.1 billion, respectively, of which $196.0 million is included in Accounts receivable, net. Total billings for these items during the thirteen and twenty-six week periods ended September 1, 2018 were $1.8 billion and $3.9 billion, respectively, of which $385.9 million is included in Accounts receivable, net. We recorded WBA TSA fees of $11.3 million and $25.5 million during the thirteen and twenty-six week periods ended August 31, 2019, respectively, which are reflected as a reduction to selling, general and administrative expenses. We recorded WBA TSA fees of $23.2 million and $46.9 million during the thirteen and twenty-six week periods ended September 1, 2018, respectively, which are reflected as a reduction to selling, general and administrative expenses.

Based on its magnitude and because we exited certain markets, the Sale represented a significant strategic shift that has a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale as required by GAAP.

Overview of Financial Results from Continuing Operations

Our net loss from continuing operations for the thirteen week period ended August 31, 2019 was $78.7 million or $1.48 per basic and diluted share compared to a net loss of $352.3 million or $6.67 per basic and diluted share for the thirteen week period ended September 1, 2018. Our net loss from continuing operations for the twenty-six week period ended August 31, 2019 was $178.0 million or $3.35 per basic and diluted share compared to a net loss of $394.1 million or $7.47 per basic and diluted share for the twenty-six week period ended September 1, 2018. The improvement in our operating results for the thirteen and twenty-six week periods ended August 31, 2019 was due primarily to goodwill and intangible asset impairment charges recognized in the prior year of $375.2 million, lower depreciation and amortization and lease termination and impairment charges, partially offset by restructuring-related costs incurred in connection with our Path to the Future initiative in the current year, a decrease in Adjusted EBITDA and higher income tax expense.

Our Adjusted EBITDA from continuing operations for the thirteen and twenty-six week periods ended August 31, 2019 was $134.2 million or 2.5 percent of revenues and $244.5 million or 2.3 percent of revenues, respectively, compared to $148.6 million or 2.7 percent of revenues and $286.6 million or 2.7 percent of revenues for the thirteen and twenty-six week periods ended September 1, 2018, respectively. The decrease in Adjusted EBITDA for the thirteen week period ended August 31, 2019 was due primarily to a decrease of $10.9 million in the Retail Pharmacy segment. The decrease in the Retail Pharmacy segment Adjusted EBITDA was due primarily to lower front-end gross profit resulting primarily from lower front-end sales and a reduction in WBA TSA fee income due to fewer stores being serviced under the TSA. These items were partially offset by lower salaries and benefit expense related to our recent corporate restructuring and strong labor and expense control at the stores. Adjusted EBITDA decreased by $3.4 million in the Pharmacy Services segment. Pharmacy Services segment Adjusted EBITDA benefited from improvements in pharmacy network performance, however these improvements were offset by increases in SG&A to support current year and future growth.

The decrease in Adjusted EBITDA for the twenty-six week period ended August 31, 2019 was due primarily to a decrease of $31.1 million in the Retail Pharmacy segment. The decrease in the Retail Pharmacy segment Adjusted EBITDA was due primarily to a reduction in gross profit, partially offset by decreases in SG&A. The reduction in gross profit was due to reimbursement rate pressure and a reduction in front-end sales. Retail Pharmacy segment SG&A improvement was driven by strong labor and expense control at the stores and labor savings and expense management relating to the recent corporate restructuring. Adjusted EBITDA decreased by $11.0 million in the Pharmacy Services segment. The decline in the Pharmacy Services segment Adjusted EBITDA was driven by margin compression in its commercial business and other operating investments to support current year and future growth. Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations-Continuing Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
	(dollars in thousands except per share amounts)
Revenues(a)	$5,366,264	$5,421,362	$10,738,853	$10,809,852
Revenue (decline) growth	(1.0)%	1.4%	(0.7)%	0.3%
Net loss	$(78,705)	$(352,348)	$(178,044)	$(394,075)
Net loss per diluted share	$(1.48)	$(6.67)	$(3.35)	$(7.47)
Adjusted EBITDA(b)	$134,190	$148,581	$244,537	$286,573
Adjusted Net Income (Loss)(b)	$6,288	$(7,877)	$(1,231)	$(6,507)
Adjusted Net Income (Loss) per Diluted Share(b)	$0.12	$(0.15)	$(0.02)	$(0.12)
(a)	Revenues for the thirteen and twenty-six week periods ended August 31, 2019 exclude $60,909 and $119,420, respectively, of inter-segment activity that is eliminated in consolidation. Revenues for the thirteen and twenty-six week periods ended September 1, 2018 exclude $51,961 and $103,998, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 1.0% and 0.7% for the thirteen and twenty-six weeks ended August 31, 2019, respectively, compared to an increase of 1.4% and 0.3% for the thirteen and twenty-six weeks ended September 1, 2018. Revenues for the thirteen week period ended August 31, 2019 were negatively impacted by a $63.4 million decrease in Retail Pharmacy segment revenues, partially offset by a $17.3 million increase in Pharmacy Services segment revenues. Revenues for the twenty-six week period ended August 31, 2019 were negatively impacted by a $96.4 million decrease in Retail Pharmacy segment revenues, partially offset by a $40.8 million increase in Pharmacy Services segment revenues. Same store sales trends for the thirteen week periods ended August 31, 2019 and September 1, 2018 are described in the “Segment Analysis” section below.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
	(dollars in thousands)
Cost of revenues(a)	$4,221,825	$4,260,211	$8,467,691	$8,479,952
Gross profit	1,144,439	1,161,151	2,271,162	2,329,900
Gross margin	21.3%	21.4%	21.1%	21.6%
Selling, general and administrative expenses	$1,135,530	$1,153,991	$2,298,182	$2,306,618
Selling, general and administrative expenses as a percentage of revenues	21.2%	21.3%	21.4%	21.3%
Lease termination and impairment charges	1,471	39,609	1,949	49,468
Goodwill and intangible asset impairment charges	—	375,190	—	375,190
Interest expense	60,102	56,233	118,372	119,025
Gain on sale of assets, net	(1,587)	(4,965)	(4,299)	(10,824)
(a)	Cost of revenues for the thirteen and twenty-six week periods ended August 31, 2019 exclude $60,909 and $119,420, respectively, of inter-segment activity that is eliminated in consolidation. Cost of revenues for the thirteen and twenty-six week periods ended September 1, 2018 exclude $51,961 and $103,998, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit decreased by $16.7 million for the thirteen week period ended August 31, 2019 compared to the thirteen week period ended September 1, 2018. Gross profit decreased by $58.7 million for the twenty-six week period ended August 31, 2019 compared to the twenty-six week period ended September 1, 2018. Gross profit for the thirteen week period ended August 31, 2019 includes a decrease of $19.2 million in our Retail Pharmacy segment, partially offset by an increase of $2.5 million in our Pharmacy Services segment. Gross profit for the twenty-six week period ended August 31, 2019 includes a decrease of $58.2 million in our Retail Pharmacy segment and a decrease of $0.6 million in our Pharmacy Services segment. Gross margin was 21.3% for the thirteen week period ended August 31, 2019 compared to 21.4% for the thirteen week period ended September 1, 2018. The decline in gross margin was due primarily to a decline in pharmacy gross margin, partially offset by an increase in front-end gross margin due to lower markdown activity in the Retail Pharmacy segment. Gross margin was 21.1% for the twenty-six week period ended August 31, 2019 compared to 21.6% for the twenty-six week period ended September 1, 2018. The decline in gross margin was due primarily to a decline in pharmacy gross margin, partially offset by an increase in front-end gross margin due to lower markdown activity in the Retail Pharmacy segment. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A decreased by $18.5 million and $8.4 million for the thirteen and twenty-six week periods ended August 31, 2019, respectively, compared to the thirteen and twenty-six week periods ended September 1, 2018. The decrease in SG&A for the thirteen week period ended August 31, 2019 includes a decrease of $24.1 million relating to our Retail Pharmacy segment, partially offset by an increase of $5.6 million relating to our Pharmacy Services segment. The decrease in SG&A for the twenty-six week period ended August 31, 2019 includes a decrease of $17.2 million related to our Retail Pharmacy segment, partially offset by an increase of $8.8 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week		Twenty-Six Week
	Period Ended		Period Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
Impairment charges	$1,289	$33,562	$1,412	$33,845
Lease termination charges	—	6,047	—	15,623
Facility exit charges	182	—	537	—
	$1,471	$39,609	$1,949	$49,468

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

Interest Expense

Interest expense was $60.1 million and $118.4 million for the thirteen and twenty-six week periods ended August 31, 2019, respectively, compared to $56.2 million and $119.0 million for the thirteen and twenty-six week periods ended September 1, 2018, respectively. Interest expense was higher for the thirteen week period ended August 31, 2019 due to higher revolver borrowings, partially offset by lower average interest rates. The weighted average interest rate on our indebtedness for the twenty-six week periods ended August 31, 2019 and September 1, 2018 was 5.4% and 6.2%, respectively.

Income Taxes

We recorded an income tax expense from continuing operations of $27.6 million and an income tax benefit from continuing operations of $106.6 million for the thirteen week periods ended August 31, 2019 and September 1, 2018, respectively. We recorded an income tax expense from continuing operations of $35.0 million and an income tax benefit from continuing operations of $116.1 million for the twenty-six week periods ended August 31, 2019 and September 1, 2018, respectively. The effective tax rate for the thirteen week periods ended August 31, 2019 and September 1, 2018 was (54.1)% and 23.2%, respectively. The effective tax rate for the twenty-six week periods ended August 31, 2019 and September 1, 2018 was (24.5)% and 22.8%, respectively. The effective tax rate for the thirteen and twenty-six week periods ended August 31, 2019 was net of an adjustment of (78.4)% and (50.2)%, respectively, to increase the valuation allowance against deferred tax assets created this period as well as for certain existing state deferred taxes whose realization is now uncertain due to a restructuring of our legal entities. The effective tax rate for the thirteen and twenty-six week periods ended September 1, 2018 included an adjustment of (4.2)% and (3.9)% to increase the valuation allowance related to certain state deferred taxes.

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

We believe that it is reasonably possible that a decrease of up to $7.4 million in unrecognized tax benefits related to state exposures may be necessary in the next twelve months however management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $1,088.0 million and $1,091.4 million, which relates to federal and state deferred tax assets that may not be realized based on our future projections of taxable income at August 31, 2019 and March 2, 2019, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
August 31, 2019:
Revenues	$3,848,104	$1,579,069	$(60,909)	$5,366,264
Gross Profit	1,032,444	111,995	—	1,144,439
Adjusted EBITDA(*)	92,673	41,517	—	134,190
September 1, 2018:
Revenues	$3,911,512	$1,561,811	$(51,961)	$5,421,362
Gross Profit	1,051,637	109,514	—	1,161,151
Adjusted EBITDA(*)	103,618	44,963	—	148,581
Twenty-Six Week Period Ended
August 31, 2019:
Revenues	$7,712,912	$3,145,361	$(119,420)	$10,738,853
Gross Profit	2,062,939	208,223	—	2,271,162
Adjusted EBITDA(*)	176,681	67,856	—	244,537
September 1, 2018:
Revenues	$7,809,277	$3,104,573	$(103,998)	$10,809,852
Gross Profit	2,121,094	208,806	—	2,329,900
Adjusted EBITDA(*)	207,747	78,826	—	286,573
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
	(dollars in thousands)
Revenues	$3,848,104	$3,911,512	$7,712,912	$7,809,277
Revenue (decline) growth	(1.6)%	0.2%	(1.2)%	(0.8)%
Same store sales growth	0.4%	1.0%	0.9%	0.1%
Pharmacy sales (decline) growth	(0.5)%	0.9%	—%	(0.2)%
Same store prescription count growth (decline), adjusted to 30-day equivalents	2.7%	1.1%	3.2%	(0.2)%
Same store pharmacy sales growth	1.5%	1.6%	1.9%	0.7%
Pharmacy sales as a % of total retail sales	67.2%	66.4%	67.1%	66.4%
Front-end sales decline	(3.8)%	(0.9)%	(3.1)%	(1.9)%
Same store front-end sales decline	(1.8)%	(0.1)%	(1.1)%	(1.0)%
Front-end sales as a % of total retail sales	32.8%	33.6%	32.9%	33.6%
Adjusted EBITDA(*)	$92,673	$103,618	$176,681	$207,747
Store data:
Total stores (beginning of period)	2,466	2,533	2,469	2,550
New stores	—	1	1	1
Store acquisitions	—	—	—	—
Closed stores	(2)	(8)	(6)	(25)
Total stores (end of period)	2,464	2,526	2,464	2,526
Relocated stores	1	—	1	—
Remodeled and expanded stores	24	33	51	82

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 1.6% for the thirteen weeks ended August 31, 2019 compared to an increase of 0.2% for the thirteen weeks ended September 1, 2018. The decrease in revenues for the thirteen week period ended August 31, 2019 was primarily a result of store closings, partially offset by an increase in same store sales.

Pharmacy same store sales increased by 1.5% for the thirteen week period ended August 31, 2019 compared to an increase of 1.6% in the thirteen week period ended September 1, 2018. The increase in the current period is due to the 2.7% 30-day equivalent increase in same store prescription count, partially offset by continued reimbursement rate pressure.

Front-end same store sales decreased 1.8% during the thirteen week period ended August 31, 2019 compared to a decrease of 0.1% during the thirteen week period ended September 1, 2018. Front-end same store sales, excluding cigarettes and tobacco products, decreased 0.6% during the thirteen week period ended August 31, 2019.

Revenues decreased 1.2% for the twenty-six weeks ended August 31, 2019 compared to a decrease of 0.8% for the twenty-six weeks ended September 1, 2018. The decrease in revenues for the twenty-six week period ended August 31, 2019 was primarily a result of store closings, partially offset by an increase in same store sales.

Pharmacy same store sales increased by 1.9% for the twenty-six week period ended August 31, 2019 compared to an increase of 0.7% in the twenty-six week period ended September 1, 2018. The increase in the current period is due to the 3.2% 30-day equivalent increase in same store prescription count, partially offset by continued reimbursement rate pressure.

Front-end same store sales decreased 1.1% during the twenty-six week period ended August 31, 2019 compared to a decrease of 1.0% during the twenty-six week period ended September 1, 2018. Front-end same store sales, excluding cigarettes and tobacco products, decreased 0.1% during the twenty-six week period ended August 31, 2019.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
	(dollars in thousands)
Cost of revenues	$2,815,660	$2,859,875	$5,649,973	$5,688,183
Gross profit	1,032,444	1,051,637	2,062,939	2,121,094
Gross margin	26.8%	26.9%	26.7%	27.2%
FIFO gross profit(*)	1,039,948	1,054,995	2,077,932	2,134,418
FIFO gross margin(*)	27.0%	27.0%	26.9%	27.3%
Selling, general and administrative expenses	$1,044,818	$1,068,944	2,116,143	2,133,331
Selling, general and administrative expenses as a percentage of revenues	27.2%	27.3%	27.4%	27.3%

(*)  See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased $19.2 million for the thirteen week period ended August 31, 2019 compared to the thirteen week period ended September 1, 2018, driven by a decline in front-end gross profit and an increase in LIFO charges. Front-end gross profit was worse than the prior year’s second quarter due to a decline in front-end sales. Pharmacy gross profit was flat as reimbursement rate declines were offset by generic purchasing efficiencies and the increase in same store prescription count.

Gross profit decreased $58.2 million for the twenty-six week period ended August 31, 2019 compared to the twenty-six week period ended September 1, 2018. Pharmacy gross profit was negatively impacted by reimbursement rate declines that we were not able to offset with both the generic purchasing efficiencies and the increase in same store prescription count. A portion of the decline in reimbursement rates was caused by adjusting our estimate for retroactive rate adjustments expected from a state Medicaid agency. Front-end gross profit was worse than the prior year due to a decline in front-end sales.

Gross margin was 26.8% of sales for the thirteen week period ended August 31, 2019 which was flat compared to 26.9% of sales for the thirteen week period ended September 1, 2018.

Gross margin was 26.7% of sales for the twenty-six week period ended August 31, 2019 compared to 27.2% of sales for the twenty-six week period ended September 1, 2018. The reduction in gross margin for the twenty-six week period was due primarily to reimbursement rate declines that we were not able to offset with generic purchasing efficiencies, partially offset by an improvement in front-end gross profit resulting from lower markdowns.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $7.5 million and $15.0 million for the thirteen and twenty-six week periods ended August 31, 2019, respectively, compared to $3.4 million and $13.3 million for the thirteen and twenty-six week periods ended September 1, 2018, respectively.

Selling, General and Administrative Expenses

SG&A expenses decreased $24.1 million for the thirteen week period ended August 31, 2019 due primarily to strong labor and expense control at the stores, labor savings and expense management relating to the recent corporate restructuring, a prior year legal settlement and higher professional fees incurred in the prior year relating to the WBA and Albertsons transactions, partially offset by restructuring-related expenses incurred in connection with our Path to the Future transformation initiative and a reduction in WBA TSA fees due to servicing fewer stores. SG&A expenses as a percentage of revenues for the thirteen week period ended August 31, 2019 was flat compared to the thirteen week period ended September 1, 2018 as the decrease in SG&A expenses as noted above was offset by a loss of revenue leverage, as revenues declined.

SG&A expenses decreased $17.2 million for the twenty-six week period ended August 31, 2019 due to strong labor and expense control at the stores, labor savings and expense management relating to the recent corporate restructuring, a prior year legal settlement and higher professional fees incurred in the prior year relating to the WBA and Albertsons transactions, partially offset by restructuring-related expenses incurred in connection with our Path to the Future transformation initiative and a reduction in WBA TSA fees due to servicing fewer stores. SG&A expenses as a percentage of revenues for the twenty-six week period ended August 31, 2019 was flat compared to the twenty-six week period ended September 1, 2018 as the decrease in SG&A expenses as noted above was offset by a loss of revenue leverage, as revenues declined.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
	(dollars in thousands)
Revenues	$1,579,069	$1,561,811	$3,145,361	$3,104,573
Revenue growth	1.1%	4.6%	1.3%	3.3%
Adjusted EBITDA(*)	$41,517	$44,963	$67,856	$78,826

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Pharmacy Services segment revenues for the thirteen week period ended August 31, 2019 were $1,579.1 million as compared to revenues of $1,561.8 million for the thirteen week period ended September 1, 2018. Pharmacy Services segment revenues for the twenty-six week period ended August 31, 2019 were $3,145.4 million as compared to revenues of $3,104.6 million for the twenty-six week period ended September 1, 2018. The increase in revenues for the segment is primarily due to an increase in Medicare Part D Membership revenues, partially offset by client losses in our commercial business.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018
	(dollars in thousands)
Cost of revenues	$1,467,074	$1,452,297	$2,937,138	$2,895,767
Gross profit	111,995	109,514	208,223	208,806
Gross margin	7.1%	7.0%	6.6%	6.7%
Selling, general and administrative expenses	$90,712	$85,047	182,039	173,287
Selling, general and administrative expenses as a percentage of revenues	5.7%	5.4%	5.8%	5.6%

Gross Profit and Cost of Revenues

Gross profit for the thirteen week period ended August 31, 2019 was $112.0 million as compared to gross profit of $109.5 million for the thirteen week period ended September 1, 2018. Gross profit for the twenty-six week period ended August 31, 2019 was $208.2 million as compared to gross profit of $208.8 million for the twenty-six week period ended September 1, 2018. The increase in the thirteen week gross profit for the segment is primarily due to improved pharmacy network management. Gross profit for the twenty-six week period was flat to the prior year.

Gross margin was 7.1% of sales for the thirteen week period ended August 31, 2019 compared to 7.0% of sales for the thirteen week period ended September 1, 2018. Gross margin was 6.6% of sales for the twenty-six week period ended August 31, 2019 compared to 6.7% of sales for the twenty-six week period ended September 1, 2018.

Selling, General and Administrative Expenses

Pharmacy Services segment selling, general and administrative expenses for the thirteen week period ended August 31, 2019 was $90.7 million as compared to $85.0 million for the thirteen week period ended September 1, 2018. Pharmacy Services segment selling, general and administrative expenses for the twenty-six week period ended August 31, 2019 was $182.0 million as compared to $173.3 million for the twenty-six week period ended September 1, 2018. Selling, general and administrative expenses as a percentage of Pharmacy Services segment revenue was 5.7% and 5.4% for the thirteen week periods ended August 31, 2019 and September 1, 2018, respectively. Selling, general and administrative expenses as a percentage of Pharmacy Services segment revenue was 5.8% and 5.6% for the twenty-six week periods ended August 31, 2019 and September 1, 2018, respectively. The increase in the thirteen and twenty-six week periods selling, general and administrative expenses is primarily the result of strategic investments to support current year and future growth.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our New Facilities. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of August 31, 2019 was $1,400.9 million, which consisted of revolver borrowing capacity of $1,366.8 million and invested cash of $34.1 million.

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

Our ability to borrow under our New Facilities is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 31, 2019, we had $1,700.0 million of borrowings outstanding under the New Facilities and had letters of credit outstanding against the New Facilities of $83.2 million, which resulted in additional borrowing capacity of $1,366.8 million. If at any time the total credit exposure outstanding under our New Facilities and the principal amount of our other senior obligations exceed the borrowing base, we are required to make certain other mandatory prepayments to eliminate such shortfall.

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

The New Facilities have a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the revolver is less than $200.0 million or (ii) on the third consecutive business day on which availability under the revolver is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of August 31, 2019, we had availability under our New Facilities of $1,366.8 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the New Facilities’ financial covenant. The New Facilities also contain covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

The indenture that governs our guaranteed unsecured notes contains restrictions on the amount of additional secured and unsecured debt that can be incurred by us. As of August 31, 2019, the amount of additional secured debt that could be incurred under the most restrictive covenant of the indenture was approximately $1.8 billion (which amount does not include the ability to enter into certain sale and leaseback transactions). Assuming a fully drawn revolver and the outstanding letters of credit, we could incur an additional $350.0 million in secured debt. The ability to issue additional unsecured debt under the indenture is generally governed by an interest coverage ratio test. As of August 31, 2019, we had the ability to issue additional unsecured debt under our other indentures.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash used in operating activities was $330.0 million and $300.9 million for the twenty-six week periods ended August 31, 2019 and September 1, 2018, respectively. Operating cash flow was negatively impacted by the increase in amounts due from CMS, seasonal inventory build, payments to fund the fiscal 2019 401(k) contribution and bonus payments, as well as the timing of working capital items.

Cash used in investing activities was $95.3 million and $94.8 million for the twenty-six week periods ended August 31, 2019 and September 1, 2018, respectively. Cash used for the purchase of property, plant, and equipment was consistent with the prior year. During the twenty-six week period ended August 31, 2019, we remodeled 51 stores and spent $15.7 million on file buys.

Cash flow provided by financing activities was $425.0 million compared to cash flow used in financing activities of $883.2 million for the twenty-six week periods ended August 31, 2019 and September 1, 2018, respectively. Cash provided by financing activities for the twenty-six weeks ended August 31, 2019 reflects net revolver borrowings and the change in our zero balance accounts due to the timing of payments.

Capital Expenditures

During the thirteen and twenty-six week periods ended August 31, 2019 and September 1, 2018 capital expenditures were as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018

New store construction, store relocation and store remodel projects	$16,727	$20,986	$37,334	$45,875
Technology enhancements, improvements to distribution centers and other corporate requirements	26,352	23,608	46,726	46,690
Purchase of prescription files from other retail pharmacies	7,498	6,864	15,708	20,519
Total capital expenditures	$50,577	$51,458	$99,768	$113,084

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

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Critical Accounting Policies and Estimates” included in our Fiscal 2019 10-K, which we filed with the SEC on April 25, 2019, and the First Quarter 2020 10-Q, which we filed on July 11, 2019.

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

The following is a reconciliation of our net loss to Adjusted EBITDA for the thirteen and twenty-six week periods ended August 31, 2019 and September 1, 2018:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018(a)
	(dollars in thousands)
Net loss from continuing operations	$(78,705)	$(352,348)	$(178,044)	$(394,075)
Interest expense	60,102	56,233	118,372	119,025
Income tax expense (benefit)	27,628	(106,559)	35,002	(116,056)
Depreciation and amortization	83,044	89,743	166,970	184,272
LIFO charge	7,504	3,358	14,993	13,324
Lease termination and impairment charges	1,471	39,609	1,949	49,468
Goodwill and intangible asset impairment charges	—	375,190	—	375,190
Loss on debt retirements, net	—	—	—	554
Merger and Acquisition‑related costs	514	19,031	3,599	26,219
Stock-based compensation expense	4,712	5,215	10,092	10,246
Restructuring-related costs	25,145	—	68,495	—
Inventory write-downs related to store closings	3,149	1,300	3,990	5,133
Litigation settlement	—	18,000	—	18,000
Gain loss on sale of assets, net	(1,587)	(4,965)	(4,299)	(10,824)
Other	1,213	4,774	3,418	6,097
Adjusted EBITDA from continuing operations	$134,190	$148,581	$244,537	$286,573
(a)	During fiscal 2019, we revised our definition of Adjusted EBITDA to no longer exclude the impact of revenue deferrals related to our customer loyalty program and further revised our disclosure by presenting certain amounts previously included within Other as separate reconciling items. Consequently, we revised Adjusted EBITDA for the thirteen and twenty-six week period ended September 1, 2018 to conform with the revised definition and present separate reconciling items previously included with Other.

The following is a reconciliation of our net income (loss) from continuing operations to Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share for the thirteen and twenty-six week periods ended August 31, 2019 and September 1, 2018. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, a non-recurring litigation settlement (as further discussed below), loss on debt retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, restructuring-related costs and the WBA merger termination fee. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted

Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods. Adjusted Net Income (Loss) per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income (Loss):

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 31,	September 1,	August 31,	September 1,
	2019	2018	2019	2018(b)
	(dollars in thousands)
Net loss	$(78,705)	$(352,348)	$(178,044)	$(394,075)
Add back - Income tax expense (benefit)	27,628	(106,559)	35,002	(116,056)
Loss before income taxes	(51,077)	(458,907)	(143,042)	(510,131)
Adjustments:
Amortization expense	26,596	32,500	54,256	67,900
LIFO charge	7,504	3,358	14,993	13,324
Goodwill and intangible asset impairment charges	—	375,190	—	375,190
Loss on debt retirements, net	—	—	—	554
Merger and Acquisition‑related costs	514	19,031	3,599	26,219
Restructuring-related costs	25,145	—	68,495	—
Litigation settlement	—	18,000	—	18,000
Adjusted income (loss) before income taxes	8,682	(10,828)	(1,699)	(8,944)
Adjusted income tax expense (benefit) (a)	2,394	(2,951)	(468)	(2,437)
Adjusted net income (loss)	6,288	$(7,877)	$(1,231)	$(6,507)
Net loss per diluted share	$(1.48)	$(6.67)	$(3.35)	$(7.47)
Adjusted net income (loss) per diluted share	$0.12	$(0.15)	$(0.02)	$(0.12)
(a)	The fiscal year 2020 and 2019 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL’s, state credits and valuation allowance, was used for the thirteen and twenty-six weeks ended August 31, 2019 and September 1, 2018, respectively.

(b)	During fiscal 2019, we revised our definition of Adjusted Net Loss and Adjusted Net Loss per Diluted Share to exclude the impact of all amortization expense rather than only the impact of amortization expense related to the EnvisionRx intangible assets. Consequently, we have updated the Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share for the thirteen and twenty-six week periods ended September 1, 2018 to be reflective of our modified definition.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of August 31, 2019 and assumes that we have not repaid or refinanced our existing 6.125% Senior Notes due 2023 prior to December 31, 2022.

								Fair Value at
	2020	2021	2022	2023	2024	Thereafter	Total	August 31, 2019
	(Dollars in thousands)
Long-term debt, including current portion, excluding financing lease obligations
Fixed Rate	$—	$—	$—	$—	$1,753,490	$423,000	$2,176,490	$1,626,965
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	6.13%	7.45%	6.38%
Variable Rate	$—	$—	$—	$—	$1,700,000	$—	$1,700,000	$1,700,000
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	3.89%	0.00%	3.89%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of August 31, 2019, our annual interest expense would change by approximately $17.0 million. Our annual interest expense would change by approximately $12.8 million when considering the benefit of the Cap which became effective on March 21, 2019.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 16, Commitments, Contingencies and Guarantees, of the Consolidated Condensed Financial Statements of this Quarterly Report.

ITEM 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Fiscal 2019 10-K, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of common stock during the second quarter of fiscal 2020.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced	Purchased under the
Fiscal period:	Repurchased	Per Share	Plans or Programs	Plans or Programs
June 2 to June 29, 2019	39	$7.74	—	—
June 30 to July 27, 2019	33	$7.79	—	—
July 28 to August 31, 2019	62	$5.81	—	—

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

(a)	The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Asset Purchase Agreement, dated September 18, 2017, among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Walgreen Co.**	Exhibit 2.1 to Form 8-K, filed on September 19, 2017
2.2	Agreement and Plan of Merger, dated February 18, 2018, among Rite Aid Corporation, Albertsons Companies, Inc., Ranch Acquisition II LLC and Ranch Acquisition Corp.**	Exhibit 2.1 to Form 8-K, filed on February 20, 2018
2.3	Termination Agreement, dated as of August 8, 2018, among Rite Aid Corporation, Albertsons Companies, Inc., Ranch Acquisition II LLC and Ranch Acquisition Corp.	Exhibit 2.1 to Form 8-K, filed on August 8, 2018
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 8-K, filed on April 18, 2019

Exhibit Numbers	Description	Incorporation By Reference To
3.2	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on April 10, 2019
4.1	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
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

Exhibit 4.9 to Form 10-K filed on April 25, 2019
10.1	2000 Omnibus Equity Plan	Included in Proxy Statement dated October 24, 2000
10.2	2001 Stock Option Plan	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.3	2004 Omnibus Equity Plan	Exhibit 10.4 to Form 10-K, filed on April 29, 2005
10.4	2006 Omnibus Equity Plan	Exhibit 10 to Form 8-K, filed on January 22, 2007
10.5	2010 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2010

Exhibit Numbers	Description	Incorporation By Reference To
10.6	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.7	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan	Exhibit 10.8 to Form 10-K, filed on April 23, 2013
10.8	2012 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
10.9	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan	Exhibit 10.10 to Form 10-K, filed on April 23, 2013
10.10	2014 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 23, 2014
10.11	Form of Award Agreement	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.12	Supplemental Executive Retirement Plan	Exhibit 10.6 to Form 10-K, filed on April 28, 2010
10.13	Executive Incentive Plan for Officers of Rite Aid Corporation	Exhibit 10.1 to Form 8-K, filed on February 24, 2012
10.14	Amended and Restated Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of January 21, 2010	Exhibit 10.7 to Form 10-K, filed on April 28, 2010
10.15	Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of August 1, 2000	Exhibit 10.1 to Form 10-Q, filed on December 22, 2005
10.16	Amendment No. 1 to Employment Agreement by and between Rite Aid Corporation and Douglas E. Donley, dated as of December 18, 2008	Exhibit 10.4 to Form 10-Q, filed on January 7, 2009
10.17	Employment Agreement, dated as of July 24, 2014, by and between Rite Aid Corporation and Darren W. Karst	Exhibit 10.2 to Form 10-Q, filed on October 2, 2014
10.18	Letter Agreement, dated October 26, 2015, to the Employment Agreement by and between Rite Aid Corporation and Darren W. Karst, dated as of July 24, 2014	Exhibit 10.1 to Form 8-K, filed on October 28, 2015
10.19	Employment Agreement by and between Rite Aid Corporation and Jocelyn Konrad dated as of August 18, 2015	Exhibit 10.1 to Form 10-Q, filed on January 6, 2016
10.20	Employment Agreement by and between Rite Aid Corporation and Bryan Everett dated as of June 22, 2015	Exhibit 10.2 to Form 10-Q, filed on January 6, 2016
10.21	Employment Agreement by and between Rite Aid Corporation and David Abelman dated as of August 3, 2015	Exhibit 10.3 to Form 10-Q, filed on January 6, 2016
10.22	Form of Retention Award Agreement	Exhibit 10.1 to Form 8-K, filed on January 7, 2016
10.23	Form of December 31, 2015 Retention Award Agreement	Exhibit 10.2 to Form 8-K, filed on January 7, 2016
10.24	Credit Agreement, dated as of December 20, 2018, among Rite Aid Corporation, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on December 20, 2018

Exhibit Numbers	Description	Incorporation By Reference To
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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.26	Standstill Agreement, dated as of February 18, 2018, among Rite Aid Corporation, Albertsons Companies, Inc. and Cerberus Capital Management, L.P.	Exhibit 10.1 to Form 8-K, filed on February 20, 2018
10.27	Employment Agreement by and between RxOptions, LLC and its affiliates operating the EnvisionRXOptions business and Ben Bulkley dated February 15, 2019	Exhibit 10.27 to Form 10-K, filed on April 25, 2019
10.28	Separation Agreement by and between Rite Aid Corporation and John T. Standley, dated as of March 12, 2019	Exhibit 10.28 to Form 10-Q, filed on July 11, 2019
10.29	Separation Agreement by and between Rite Aid Corporation and Darren Karst, dated as of March 12, 2019	Exhibit 10.29 to Form 10-Q, filed on July 11, 2019
10.30	Separation Agreement by and between Rite Aid Corporation and Kermit Crawford, dated as of March 12, 2019	Exhibit 10.30 to Form 10-Q, filed on July 11, 2019
10.31	Amendment to Employment Agreement by and between Rite Aid Corporation and Bryan Everett, dated as of March 12, 2019	Exhibit 10.31 to Form 10-Q, filed on July 11, 2019
10.32	Amendment to Employment Agreement by and between Rite Aid Corporation and Jocelyn Z. Konrad, dated as of March 12, 2019	Exhibit 10.32 to Form 10-Q, filed on July 11, 2019
10.33	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.34	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019	Exhibit 10.34 to Form 10-Q, filed on July 11, 2019
10.35	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017	Exhibit 10.35 to Form 10-Q, filed on July 11, 2019
10.36	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016	Exhibit 10.36 to Form 10-Q, filed on July 11, 2019
10.37	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001	Exhibit 10.37 to Form 10-Q, filed on July 11, 2019
10.38	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019*	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.39	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019**	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.40	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019	Exhibit 10.2 to Form 8-K, filed on August 12, 2019

Exhibit Numbers	Description	Incorporation By Reference To
10.41	Consulting Agreement by and between Rite Aid Corporation and Avalon Retail Consulting, Inc., through its president, John T. Standley, dated August 14, 2019	Exhibit 10.1 to Form 8-K, filed on August 16, 2019
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

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

Date: October 3, 2019	RITE AID CORPORATION

	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Chief Financial Officer

Date: October 3, 2019	By:	/s/ BRIAN T. HOOVER
Brian T. Hoover
Senior Vice President and Chief Accounting Officer