Form 10-Q
period 2019-11-30
RITE AID CORP
filed 2020-01-06
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

The registrant had 54,818,647 shares of its $1.00 par value common stock outstanding as of December 18, 2019.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	our high level of indebtedness and our ability to make interest and principal payments on our debt and satisfy the other covenants contained in our credit facilities and other debt agreements;

●	the ongoing impact of private and public third party payors’ continued reduction in prescription drug reimbursement rates and their efforts to limit access to payor networks;

●	our ability to achieve the benefits of our efforts to reduce the costs of our generic and other drugs, and our ability to achieve and sustain drug pricing efficiencies;

●	the risk that changes in federal or state laws or regulations, including the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection and the Affordable Care Act (or "ACA") and any regulations enacted thereunder may occur;

●	the impact of the loss of one or more major third party payor contracts;

●	the inability to complete the sale of the remaining distribution center to Walgreens Boots Alliance, Inc. (“WBA”), due to the failure to satisfy the minimal remaining conditions applicable only to the distribution center being transferred at such distribution center closing;

●	the risk that we will not be able to meet our obligations under our Transition Services Agreement (“TSA”) with WBA, which could expose us to significant financial penalties;

●	the risk that we cannot reduce our selling, general and administrative expenses enough to offset lost income from the TSA as the amount of stores serviced under the agreement decreases;

●	the risk that we may need to take further impairment charges if our future results do not meet our expectations;

●	our ability to refinance our indebtedness on terms favorable to us;

●	our ability to improve the operating performance of our stores in accordance with our long term strategy;

●	our ability to grow prescription count and realize front-end sales growth;

●	our ability to successfully execute and achieve benefits from our recent changes in senior management and organizational restructuring;

●	our ability to hire and retain qualified personnel;

●	our ability to achieve cost savings through the organizational restructurings within our anticipated timeframe, if at all;

●	decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

●	our ability to manage expenses and working capital;

●	continued consolidation of the drugstore and the pharmacy benefit management (“PBM”) industries;

●	the risk that provider and state contract changes may occur;

●	risks related to compromises of our information or payment systems or unauthorized access to confidential or personal information of our associates or customers;

●	our ability to maintain our current pharmacy services business and obtain new pharmacy services business, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations and the risk that we cannot meet client guarantees;

●	the continued impact of gross margin pressure in the PBM industry due to increased market competition and client demand for lower prices while providing enhanced service offerings;

●	our ability to maintain our current Medicare Part D business and obtain new Medicare Part D business, as a result of the annual Medicare Part D competitive bidding process and meet the financial obligations of our bid;

●	the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

●	risks related to other business effects, including the effects of industry, market, economic, political or regulatory conditions, future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies or competitive development including aggressive promotional activity from our competitors;

●	the risk that we could experience deterioration in our current Star rating with the Centers of Medicare and Medicaid Services (“CMS”) or incur CMS penalties and/or sanctions;

●	the nature, cost and outcome of pending and future litigation and other legal proceedings or governmental investigations, including any proceedings related to our industry and pharmaceutical companies generally as well as those related to the sale of stores to WBA;

●	the potential reputational risk to our business during the period in which WBA is operating the Acquired Stores (as defined herein) under the Rite Aid banner;

●	the inability to fully realize the benefits of our tax attributes; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended March 2, 2019 (the “Fiscal 2019 10-K"), which we filed with the SEC on April 25,

2019, our Quarterly Report on Form 10-Q for the thirteen weeks ended June 1, 2019, which we filed on July 11, 2019, and our Quarterly Report on Form 10-Q for the thirteen weeks ended August 31, 2019, which we filed on October 3, 2019, as well as in the "Risk Factors" section of the Fiscal 2019 10-K. These documents are available on the SEC’s website at www.sec.gov.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	November 30,	March 2,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$289,498	$144,353
Accounts receivable, net	1,689,838	1,788,712
Inventories, net of LIFO reserve of $611,997 and $604,444	1,957,045	1,871,941
Prepaid expenses and other current assets	178,292	179,132
Current assets held for sale	101,594	117,581
Total current assets	4,216,267	4,101,719
Property, plant and equipment, net	1,254,234	1,308,514
Operating lease right-of-use assets	2,935,104	—
Goodwill	1,108,136	1,108,136
Other intangibles, net	374,660	448,706
Deferred tax assets	382,105	409,084
Other assets	158,285	215,208
Total assets	$10,428,791	$7,591,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$9,486	$16,111
Accounts payable	1,534,302	1,618,585
Accrued salaries, wages and other current liabilities	806,739	808,439
Current portion of operating lease liabilities	493,699	—
Current liabilities held for sale	42,422	—
Total current liabilities	2,886,648	2,443,135
Long-term debt, less current maturities	3,566,261	3,454,585
Long-term operating lease liabilities	2,732,339	—
Lease financing obligations, less current maturities	20,607	24,064
Other noncurrent liabilities	207,078	482,893
Total liabilities	9,412,933	6,404,677
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 54,862 and 54,016	54,862	54,016
Additional paid-in capital	5,888,870	5,876,977
Accumulated deficit	(4,897,473)	(4,713,244)
Accumulated other comprehensive loss	(30,401)	(31,059)
Total stockholders’ equity	1,015,858	1,186,690
Total liabilities and stockholders’ equity	$10,428,791	$7,591,367

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	November 30, 2019	December 1, 2018
Revenues	$5,462,298	$5,450,060
Costs and expenses:
Cost of revenues	4,273,323	4,267,972
Selling, general and administrative expenses	1,134,854	1,142,555
Lease termination and impairment charges	166	2,628
Interest expense	57,856	56,008
Gain on debt retirements, net	(55,692)	—
Gain on sale of assets, net	(1,371)	(382)
	5,409,136	5,468,781
Income (loss) from continuing operations before income taxes	53,162	(18,721)
Income tax expense (benefit)	876	(1,471)
Net income (loss) from continuing operations	52,286	(17,250)
Net (loss) income from discontinued operations, net of tax	(801)	12,740
Net income (loss)	$51,485	$(4,510)
Computation of income (loss) attributable to common stockholders:
Income (loss) from continuing operations attributable to common stockholders—basic and diluted	$52,286	$(17,250)
(Loss) income from discontinued operations attributable to common stockholders—basic and diluted	(801)	12,740
Income (loss) attributable to common stockholders—basic and diluted	$51,485	$(4,510)
Basic income (loss) per share:
Continuing operations	$0.98	$(0.33)
Discontinued operations	$(0.01)	$0.24
Net basic income (loss) per share	$0.97	$(0.09)
Diluted income (loss) per share:
Continuing operations	$0.98	$(0.33)
Discontinued operations	$(0.02)	$0.24
Net diluted income (loss) per share	$0.96	$(0.09)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	November 30, 2019	December 1, 2018
Net income (loss)	$51,485	$(4,510)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $144 tax expense	415	364
Change in fair value of interest rate cap	86	—
Total other comprehensive income	501	364
Comprehensive income (loss)	$51,986	$(4,146)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirty-Nine Week Period Ended
	November 30, 2019	December 1, 2018
Revenues	$16,201,151	$16,259,912
Costs and expenses:
Cost of revenues	12,741,014	12,747,924
Selling, general and administrative expenses	3,433,036	3,449,173
Lease termination and impairment charges	2,115	52,096
Goodwill and intangible asset impairment charges	—	375,190
Interest expense	176,228	175,033
(Gain) loss on debt retirements, net	(55,692)	554
Gain on sale of assets, net	(5,670)	(11,206)
	16,291,031	16,788,764
Loss from continuing operations before income taxes	(89,880)	(528,852)
Income tax expense (benefit)	35,878	(117,527)
Net loss from continuing operations	(125,758)	(411,325)
Net (loss) income from discontinued operations, net of tax	(1,695)	262,091
Net loss	$(127,453)	$(149,234)
Computation of loss attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(125,758)	$(411,325)
(Loss) income from discontinued operations attributable to common stockholders—basic and diluted	(1,695)	262,091
Loss attributable to common stockholders—basic and diluted	$(127,453)	$(149,234)
Basic and diluted loss per share:
Continuing operations	$(2.37)	$(7.79)
Discontinued operations	$(0.03)	$4.96
Net basic and diluted loss per share	$(2.40)	$(2.83)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 30, 2019	December 1, 2018
Net loss	$(127,453)	$(149,234)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $432 tax expense	1,245	1,092
Change in fair value of interest rate cap	(587)	—
Total other comprehensive income	658	1,092
Comprehensive loss	$(126,795)	$(148,142)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE MARCH 2, 2019	54,016	$54,016	$5,876,977	$(4,713,244)	$(31,059)	$1,186,690
Net loss				(99,659)		(99,659)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					415	415
Change in fair value of interest rate cap					(656)	(656)
Comprehensive loss						(99,900)
Adoption of ASU 2016-02				(56,776)		(56,776)
Exchange of restricted shares for taxes	(5)	(5)	(190)			(195)
Cancellation of restricted stock	(178)	(178)	178			—
Amortization of restricted stock balance			5,016			5,016
Stock-based compensation expense			382			382
BALANCE JUNE 1, 2019	53,833	53,833	5,882,363	(4,869,679)	(31,300)	1,035,217
Net loss				(79,279)		(79,279)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					415	415
Change in fair value of interest rate cap					(17)	(17)
Comprehensive loss						(78,881)
Exchange of restricted shares for taxes	(134)	(134)	(656)			(790)
Issuance of restricted stock	1,257	1,257	(1,257)			—
Cancellation of restricted stock	(60)	(60)	60			—
Amortization of restricted stock balance			5,003			5,003
Stock-based compensation expense	—	—	37			37
BALANCE AUGUST 31, 2019	54,896	54,896	5,885,550	(4,948,958)	(30,902)	960,586
Net income				51,485		51,485
Other comprehensive income:
Changes in Defined Benefit Plans, net of $0 tax expense					415	415
Change in fair value of interest rate cap					86	86
Comprehensive income						51,986
Exchange of restricted shares for taxes	(66)	(66)	(521)			(587)
Issuance of restricted stock	114	114	(114)			—
Cancellation of restricted stock	(82)	(82)	82			—
Amortization of restricted stock balance			3,736			3,736
Stock-based compensation expense	—	—	137			137
BALANCE NOVEMBER 30, 2019	54,862	$54,862	$5,888,870	$(4,897,473)	$(30,401)	$1,015,858

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE MARCH 3, 2018	53,366	$53,366	$5,864,664	$(4,282,471)	$(34,549)	$1,601,010
Net income				214,416		214,416
Other comprehensive income:
Changes in Defined Benefit Plans, net of $144 tax expense					364	364
Comprehensive income						214,780
Adoption of ASU 2014-09				(8,547)		(8,547)
Cancellation of restricted stock	(44)	(44)	44			—
Amortization of restricted stock balance			3,381			3,381
Stock-based compensation expense			778			778
Stock options exercised	38	38	871			909
BALANCE JUNE 2, 2018	53,360	53,360	5,869,738	(4,076,602)	(34,185)	1,812,311
Net loss				(359,140)		(359,140)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $144 tax expense					364	364
Comprehensive loss						(358,776)
Exchange of restricted shares for taxes	(63)	(63)	(2,181)			(2,244)
Cancellation of restricted stock	(12)	(12)	12			—
Amortization of restricted stock balance			3,860			3,860
Stock-based compensation expense			406			406
Stock options exercised	18	18	374			392
BALANCE SEPTEMBER 1, 2018	53,303	53,303	5,872,209	(4,435,742)	(33,821)	1,455,949
Net loss				(4,510)		(4,510)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $144 tax expense					364	364
Comprehensive loss						(4,146)
Exchange of restricted shares for taxes	(7)	(7)	(168)			(175)
Issuance of restricted stock	34	34	(34)			—
Cancellation of restricted stock	(28)	(28)	28			—
Amortization of restricted stock balance			2,533			2,533
Stock-based compensation expense			(1,741)			(1,741)
Stock options exercised	43	43	949			992
BALANCE DECEMBER 1, 2018	53,345	$53,345	$5,873,776	$(4,440,252)	$(33,457)	$1,453,412

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 30, 2019	December 1, 2018
Operating activities:
Net loss	$(127,453)	$(149,234)
Net (loss) income from discontinued operations, net of tax	(1,695)	262,091
Net loss from continuing operations	$(125,758)	$(411,325)
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	248,977	270,957
Lease termination and impairment charges	2,115	52,096
Goodwill and intangible asset impairment charges	—	375,190
LIFO charge	7,553	19,311
Gain on sale of assets, net	(5,670)	(11,206)
Stock-based compensation expense	13,598	11,563
(Gain) loss on debt retirements, net	(55,692)	554
Changes in deferred taxes	26,979	(126,102)
Changes in operating assets and liabilities:
Accounts receivable	99,498	(5,437)
Inventories	(92,657)	(78,489)
Accounts payable	(38,245)	181,497
Operating lease right-of-use assets and operating lease liabilities	22,803	—
Other assets	(42,715)	(12,304)
Other liabilities	32,889	(216,086)
Net cash provided by operating activities of continuing operations	93,675	50,219
Investing activities:
Payments for property, plant and equipment	(129,135)	(139,218)
Intangible assets acquired	(33,435)	(31,573)
Proceeds from dispositions of assets and investments	55,971	15,801
Proceeds from sale-leaseback transactions	—	2,587
Net cash used in investing activities of continuing operations	(106,599)	(152,403)
Financing activities:
Net proceeds from revolver	260,000	1,245,000
Principal payments on long-term debt	(104,702)	(437,597)
Change in zero balance cash accounts	(11,749)	(15,964)
Net proceeds from issuance of common stock	—	2,294
Payments for taxes related to net share settlement of equity awards	(1,573)	(2,419)
Financing fees paid for early debt redemption	(518)	(13)
Deferred financing costs paid	(315)	—
Net cash provided by financing activities of continuing operations	141,143	791,301
Cash flows from discontinued operations:
Operating activities of discontinued operations	(7,148)	(47,268)
Investing activities of discontinued operations	24,074	664,653
Financing activities of discontinued operations	—	(1,343,793)
Net cash provided by (used in) discontinued operations	16,926	(726,408)
Increase (decrease) in cash and cash equivalents	145,145	(37,291)
Cash and cash equivalents, beginning of period	144,353	447,334
Cash and cash equivalents, end of period	$289,498	$410,043

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended November 30, 2019 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2019 10-K.

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

During July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The ASU provides administrative relief by allowing entities to implement the Lease Standard using an alternative transition method. Effectively, the alternative transition method permits adoption of the Lease Standard through an adjustment to its opening balance sheet for the period of adoption, with the cumulative effect accounted for as an adjustment to retained earnings, without restating prior periods.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

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

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

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

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

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

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

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

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

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

Effective January 1, 2020, members reach specific wellness + tiers based on points accumulated during the six calendar month periods between January 1st and June 30th, and July 1st through December 31st, which entitles such customers to certain future discounts and other benefits upon reaching that tier. For example, any customer that reaches 500 points during the six calendar month period between January 1st and June 30th achieves the “Gold” tier, enabling him or her to receive a 20% discount on qualifying purchases of front-end merchandise for the remaining portion of that six calendar month period and for the following six calendar months. There is also a similar “Silver” level with a lower threshold and benefit level. Prior to January 1, 2020, the wellness + tiers were based on points accumulated for a full calendar year, and entitled such customers to wellness + benefits for the remainder of that calendar year and also the next calendar year.

Points earned pursuant to the wellness+ program represent a performance obligation and the Company allocates revenue between the merchandise purchased and the wellness + points based on the relative stand-alone selling price of each performance obligation. The relative value of the wellness + points is initially deferred as a contract liability (included in other current and noncurrent liabilities). As members receive discounted front-end merchandise or when the benefit period expires, the Retail Pharmacy segment recognizes an allocable portion of the deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $67,517 as of November 30, 2019, of which $62,339 is included in other current liabilities and $5,178 is included in noncurrent liabilities. The Retail Pharmacy segment had accrued contract liabilities of $63,720 as of March 2, 2019, of which $51,042 is included in other current liabilities and $12,678 is included in noncurrent liabilities.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

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

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by major source in each segment for the thirteen and thirty-nine week periods ended November 30, 2019:

	Thirteen Week Period Ended	Thirty-Nine Week Period Ended
In thousands	November 30, 2019	November 30, 2019
Retail Pharmacy segment:
Pharmacy sales	$2,623,832	$7,761,052
Front-end sales	1,250,946	3,767,796
Other revenue	35,168	94,010
Total Retail Pharmacy segment	3,909,946	11,622,858
Pharmacy Services segment	1,613,109	4,758,470
Intersegment elimination	(60,757)	(180,177)
Total revenue	$5,462,298	$16,201,151

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which adds to U.S. GAAP an impairment model (known as the current expected credit loss ("CECL") model), that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity will recognize, as an allowance, its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 impacts non-banks as most non-banks have financial instruments or other assets (e.g. trade, contract and lease receivables, financial guarantees, loans and loan commitments and held-to-maturity debt securities). The Company is evaluating the effect of adopting ASU 2016-13, but does not expect the adoption to have a material impact on the Company’s financial position, results of operations and cash flows.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

2. Restructuring

In March 2019, the Board of Directors implemented a reorganization of our executive management team to further streamline our business. In addition, the Company announced a restructuring plan that resulted in a reduction of managerial layers and consolidated roles across the organization. In addition, the Company has been working on other transformation initiatives, which include building tools to work with regional health plans to improve patient health outcomes, rationalization of SKU’s in its front-end offering to free up working capital, an assessment of its pricing and promotional strategy, additional executive team changes and further headcount reductions, and a continued review of the Company’s cost structure.

For the thirteen week period ended November 30, 2019, the Company incurred total restructuring-related costs of $25,275, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$10,866	$6,454	$17,320
Non-executive retention costs associated with the March 2019 reorganization (b)	862	406	1,268
Professional and other fees relating to restructuring activities (c)	6,687	—	6,687
Total restructuring-related costs	$18,415	$6,860	$25,275

For the thirty-nine week period ended November 30, 2019, the Company incurred total restructuring-related costs of $93,770, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$44,008	$8,769	$52,777
Non-executive retention costs associated with the March 2019 reorganization (b)	8,191	3,828	12,019
Professional and other fees relating to restructuring activities (c)	26,652	2,322	28,974
Total restructuring-related costs	$78,851	$14,919	$93,770

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

A summary of activity for the thirty-nine week period ended November 30, 2019 in the restructuring-related liabilities associated with the programs noted above, which is included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related		Professional and
	costs (a)	Retention costs (b)	other fees (c)	Total

Balance at March 2, 2019	$—	$4,704	$—	$4,704
Additions charged to expense	27,076	6,664	9,610	43,350
Cash payments	(4,653)	(242)	(9,610)	(14,505)
Balance at June 1, 2019	$22,423	$11,126	$—	$33,549
Additions charged to expense	8,381	4,087	12,677	25,145
Cash payments	(4,580)	(11,200)	(6,768)	(22,548)
Balance at August 31, 2019	$26,224	$4,013	$5,909	$36,146
Additions charged to expense	17,320	1,268	6,687	25,275
Cash payments	(5,036)	—	(5,088)	(10,124)
Balance at November 30, 2019	$38,508	$5,281	$7,508	$51,297
(a)	– Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with ongoing reorganization efforts.
(b)	– As part of its March 2019 reorganization, the Company incurred costs with the implementation of a retention plan for certain of its key associates.
(c)	– Professional and other fees include costs incurred in connection with the identification and implementation of transformation initiatives associated with restructuring activities.

The Company anticipates its total fiscal 2020 restructuring-related costs to be approximately $100,000.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

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

On October 31, 2019, the Company completed the inventory transfer at one of its remaining distribution centers to WBA for proceeds of $23,542. The inventory was transferred to WBA at cost, and as such, did not result in any gain or loss. The inventory transfer has been included in the results of operations and cash flows of discontinued operations for the thirteen week period ended November 30, 2019. On December 4, 2019, the Company completed the transfer of the related distribution center and non-inventory related assets to WBA for proceeds of $39,232. The impact of the sale of the related distribution center and non-inventory assets resulted in a pre-tax gain of approximately $19,000, which will be included in the results of operations and cash flows of discontinued operations during the fourth quarter of fiscal 2020.

The transfer of the remaining distribution center and related assets remains subject to minimal customary closing conditions applicable only to the distribution center being transferred at such distribution center closing, as specified in the Amended and Restated Asset Purchase Agreement.

The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. The Company has agreed to various covenants and agreements, including, among others, the Company’s agreement to conduct its business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the distribution center closing. The Company has also agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the TSA, the Company provides various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA has been extended to October 17, 2020. In connection with these services, the Company purchases the related inventory and incurs cash payments for the selling, general and administrative activities, which, the Company bills on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen and thirty-nine week periods ended November 30, 2019 were $619,680 and $2,726,436, respectively, of which $105,431 is included in Accounts receivable, net. Total billings for these items during the thirteen and thirty-nine week periods ended December 1, 2018 were $1,587,824 and $5,464,383, respectively, of which $327,869 is included in Accounts receivable, net. The Company recorded WBA TSA fees of $7,870 and $33,403 during the thirteen and thirty-nine week periods ended November 30, 2019, respectively, which are reflected as a reduction to selling, general and administrative expenses. The Company recorded WBA TSA fees of $17,900 and $64,848 during the thirteen and thirty-nine week periods ended December 1, 2018, respectively, which are reflected as a reduction to selling, general and administrative expenses.

Based on its magnitude and because the Company exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company's operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05-Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposal Group to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended November 30, 2019 and March 2, 2019, and reclassified the financial results of the Disposal Group in its consolidated statements of operations

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

The carrying amount of the Assets to be Sold, which were included in the Retail Pharmacy segment, have been reclassified from their historical balance sheet presentation to current assets and liabilities held for sale as follows:

	November 30,	March 2,
	2019	2019
Inventories	$12,227	$68,233
Property and equipment	49,249	49,348
Operating lease right-of-use asset	40,118	—
Current assets held for sale	$101,594	$117,581
Current portion of operating lease liabilities	$3,845	$—
Long-term operating lease liabilities	38,577	—
Current liabilities held for sale	$42,422	$—

The operating results of the discontinued operations that are reflected on the consolidated statements of operations within net income (loss) from discontinued operations are as follows:

	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Revenues	$(13)	$6,727	$(136)	$34,843
Costs and expenses:
Cost of revenues(a)	374	126	838	17,389
Selling, general and administrative expenses(a)	306	3,855	1,170	20,300
Loss on debt retirements, net	—	—	—	22,645
Interest expense(b)	—	—	—	4,615
Loss (gain) on stores sold to Walgreens Boots Alliance	—	(14,077)	—	(374,619)
Loss (gain) on sale of assets, net	89	3	(433)	14
	769	(10,093)	1,575	(309,656)
(Loss) income from discontinued operations before income taxes	(782)	16,820	(1,711)	344,499
Income tax (benefit) expense	19	4,080	(16)	82,408
Net (loss) income from discontinued operations, net of tax	$(801)	$12,740	$(1,695)	$262,091
(a)	Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.
(b)	In accordance with ASC 205-20, the operating results for the thirteen and thirty-nine week periods ended November 30, 2019 and December 1, 2018, respectively, for the discontinued operations include interest expense relating to the outstanding indebtedness repaid with the estimated excess proceeds from the Sale.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The operating results reflected above do not fully represent the Disposal Group’s historical operating results, as the results reported within net (loss) income from discontinued operations only include expenses that are directly attributable to the Disposal Group.

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

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018
Basic and diluted income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$52,286	$(17,250)	$(125,758)	$(411,325)
Net (loss) income from discontinued operations	(801)	12,740	(1,695)	262,091
Income (loss) attributable to common stockholders— basic and diluted	$51,485	$(4,510)	$(127,453)	$(149,234)
Denominator:
Basic weighted average shares	53,310	52,920	53,159	52,824
Outstanding options and restricted shares, net	274	—	—	—
Diluted weighted average shares	53,584	52,920	53,159	52,824
Basic income (loss) per share:
Continuing operations	$0.98	$(0.33)	$(2.37)	$(7.79)
Discontinued operations	(0.01)	0.24	(0.03)	4.96
Net basic income (loss) per share	$0.97	$(0.09)	$(2.40)	$(2.83)
Diluted income (loss) per share:
Continuing operations	$0.98	$(0.33)	$(2.37)	$(7.79)
Discontinued operations	(0.02)	0.24	(0.03)	4.96
Net diluted income (loss) per share	$0.96	$(0.09)	$(2.40)	$(2.83)

Due to their antidilutive effect, 820 and 1,085 potential common shares related to stock options have been excluded from the computation of diluted income (loss) per share for the thirteen week periods ended November 30, 2019 and December 1, 2018, respectively. Due to their antidilutive effect, 1,431 and 1,085 potential common shares related to stock options have been excluded from the computation of diluted income (loss) per share for the thirty-nine

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

week periods ended November 30, 2019 and December 1, 2018, respectively. Also, excluded from the computation of diluted income (loss) per share for the thirteen week periods ended November 30, 2019 and December 1, 2018 are restricted shares of 0 and 337, respectively, which are included in shares outstanding. Excluded from the computation of diluted income (loss) per share for the thirty-nine week periods ended November 30, 2019 and December 1, 2018 are restricted shares of 1,481 and 337, respectively, which are included in shares outstanding.

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

5. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period		Thirty-Nine Week Period
	Ended		Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018
Impairment charges	$121	$727	$1,533	$34,572
Lease termination charges	—	1,901	—	17,524
Facility exit charges	45	—	582	—
	$166	$2,628	$2,115	$52,096

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

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirty-nine week period ended November 30, 2019, long-lived assets from continuing operations with a carrying value of $1,533, primarily store assets, were written down to their fair value of $0, resulting in an impairment charge of $1,533 of which $121 relates to the thirteen week period ended November 30, 2019. During the thirty-nine week period ended December 1, 2018, long-lived assets from continuing operations with a carrying value of $41,755, primarily store assets, were written down to their fair value of $7,183, resulting in an impairment charge of $34,572 of which $727 relates to the thirteen week period ended December 1, 2018. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at November 30, 2019 and December 1, 2018:

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	November 30, 2019
Long-lived assets held for use	$—	$—	$—	$—	$(1,533)
Long-lived assets held for sale	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$(1,533)

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	December 1, 2018
Long-lived assets held for use	$—	$—	$5,891	$5,891	$(34,290)
Long-lived assets held for sale	$—	$1,292	$—	$1,292	$(282)
Total	$—	$1,292	$5,891	$7,183	$(34,572)

The above assets reflected in the caption Long-lived assets held for sale are separate and apart from the Assets to be Sold and due to their immateriality have not been reclassified to assets held for sale.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

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

The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Thirteen Week Period		Thirty-Nine Week Period
	Ended		Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018
Balance—beginning of period	$6,341	$122,188	$124,046	$133,290
Existing Topic 420 liabilities eliminated by recording a reduction to the ROU asset	—	—	(112,288)	—
Provision for present value of noncancellable lease payments of closed stores	—	—	—	11,331
Changes in assumptions about future sublease income, terminations and changes in interest rates	—	(475)	—	(1,189)
Interest accretion	—	2,356	—	7,596
Cash payments, net of sublease income	(3,132)	(11,391)	(8,549)	(38,350)
Balance—end of period	$3,209	$112,678	$3,209	$112,678

6. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 5, Lease Termination and Impairment Charges, for the recognition and disclosure of fair value measurements.

As of November 30, 2019 and March 2, 2019, the Company did not have any financial assets measured on a recurring basis.

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

to their short term nature. In addition, as of November 30, 2019, the Company has $7,039 of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets. As of March 2, 2019, the Company has $7,191 of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of prepaid expenses and other current assets. The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,566,261 and $3,204,496, respectively, as of November 30, 2019. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $3,454,585 and $3,120,335, respectively, as of March 2, 2019.

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

7. Income Taxes

The Company recorded an income tax expense from continuing operations of $876 and an income tax benefit from continuing operations of $1,471 for the thirteen week periods ended November 30, 2019 and December 1, 2018 respectively, and an income tax expense from continuing operations of $35,878 and an income tax benefit from continuing operations of $117,527 for the thirty-nine week periods ended November 30, 2019 and December 1, 2018, respectively. The effective tax rate for the thirteen week periods ended November 30, 2019 and December 1, 2018 was 1.6% and 7.9%, respectively. The effective tax rate for the thirty-nine week periods ended November 30, 2019 and December 1, 2018 was (39.9)% and 22.2%, respectively. The effective tax rate for the thirteen and thirty-nine week periods ended November 30, 2019 was net of an adjustment of (31.8)% and (61.0)%, respectively, to adjust the valuation allowance against deferred tax assets created this year as well as for certain existing state deferred taxes whose realization is now uncertain due to a restructuring of our legal entities. The effective tax rate for the thirteen and thirty-nine week periods ended December 1, 2018 included an adjustment of (9.5)% and (4.1)% to increase the valuation allowance related to certain state deferred taxes.

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

The Company believes that it is reasonably possible that a decrease of up to $7,448 in unrecognized tax benefits related to state exposures may be necessary in the next twelve months however management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $1,071,001 and $1,091,416, which relates to federal and state deferred tax assets that may not be realized based on the Company's future projections of taxable income at November 30, 2019 and March 2, 2019, respectively.

8. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $25,332 as of September 30, 2019. EIC was in excess of the minimum required amounts in these states as of November 30, 2019.

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

As of November 30, 2019 and March 2, 2019, accounts receivable, net included $374,736 and $392,400 due from CMS respectively.

9. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables of $496,362 and $445,200 included in Accounts receivable, net, as of November 30, 2019 and March 2, 2019, respectively.

10. Goodwill and Other Intangible Assets

There was no goodwill impairment charge for the thirteen and thirty-nine week periods ended November 30, 2019. At November 30, 2019 and March 2, 2019, accumulated impairment losses for the Pharmacy Services segment was $574,712.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of November 30, 2019 and March 2, 2019.

	November 30,2019					March 2, 2019
				Remaining					Remaining
				Weighted					Weighted
	Gross			Average		Gross			Average
	Carrying	Accumulated		Amortization		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period		Amount	Amortization	Net	Period
Favorable leases and other(a)	$186,726	$(163,426)	$23,300	3	years	$370,855	$(318,503)	$52,352	7	years
Prescription files	944,309	(858,393)	85,916	3	years	919,749	(827,222)	92,527	3	years
Customer relationships(a)	388,000	(222,181)	165,819	12	years	388,000	(193,352)	194,648	13	years
CMS license	57,500	(10,197)	47,303	21	years	57,500	(8,472)	49,028	22	years
Claims adjudication and other developed software	58,985	(37,352)	21,633	3	years	58,985	(31,030)	27,955	4	years
Trademarks	20,100	(8,911)	11,189	6	years	20,100	(7,404)	12,696	7	years
Backlog	11,500	(11,500)	—	0	years	11,500	(11,500)	—	0	years
Total finite	$1,667,120	$(1,311,960)	355,160			$1,826,689	$(1,397,483)	$429,206
Trademarks	19,500	—	19,500	Indefinite		19,500	—	19,500	Indefinite
Total	$1,686,620	$(1,311,960)	$374,660			$1,846,189	$(1,397,483)	$448,706
(a)	Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

Also included in other non-current liabilities as of November 30, 2019 and March 2, 2019 are unfavorable lease intangibles with a net carrying amount of $0 and $14,763, respectively. In connection with the Adoption of ASU 2016-02, Leases (Topic 842), both favorable and unfavorable leases were reclassified into operating lease right-of-use assets.

Amortization expense for these intangible assets and liabilities was $24,920 and $79,176 for the thirteen and thirty-nine week periods ended November 30, 2019, respectively. Amortization expense for these intangible assets and liabilities was $28,768 and $96,668 for the thirteen and thirty-nine week periods ended December 1, 2018, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2020—$101,878; 2021—$82,189; 2022—$61,563; 2023—$46,452 and 2024—$32,813.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

11. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at November 30, 2019 and March 2, 2019:

	November 30,	March 2,
	2019	2019
Secured Debt:
Senior secured revolving credit facility due December 2023 ($1,135,000 and $875,000 face value less unamortized debt issuance costs of $20,433 and $24,069)	$1,114,567	$850,931
FILO term loan due December 2023 ($450,000 face value less unamortized debt issuance costs of $3,250 and $3,918)	446,750	446,082
	1,561,317	1,297,013
Guaranteed Unsecured Debt:
6.125% senior notes due April 2023 ($1,753,490 face value less unamortized debt issuance costs of $13,857 and $16,982)	1,739,633	1,736,508
	1,739,633	1,736,508
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($237,386 and $295,000 face value less unamortized debt issuance costs of $942 and $1,295)	236,444	293,705
6.875% fixed-rate senior notes due December 2028 ($29,001 and $128,000 face value less unamortized debt issuance costs of $134 and $642)	28,867	127,358
	265,311	421,063
Lease financing obligations	30,093	40,176
Total debt	3,596,354	3,494,760
Current maturities of long-term debt and lease financing obligations	(9,486)	(16,111)
Long-term debt and lease financing obligations, less current maturities	$3,586,868	$3,478,649

Credit Facility

On December 20, 2018, the Company entered into a new senior secured credit agreement, consisting of a new $2,700,000 senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a new $450,000 “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan”) (collectively the “New Facilities”).

Proceeds from the New Facilities were used to refinance the Company’s prior $2,700,000 Amended and Restated Senior Secured Credit Facility due January 2020 (the “Old Facility,” the New Facilities and the Old Facility are collectively referred to herein as the “Facilities”). The New Facilities extend the Company’s debt maturity profile and provide additional liquidity. The New Facilities mature in December 2023, subject to an earlier maturity on December 31, 2022 if the Company has not repaid or refinanced its existing 6.125% Senior Notes due 2023 (the “6.125% Notes” or the “unsecured guaranteed notes”) prior to such date. The Company’s new Senior Secured Revolving Credit Facility will bear interest at a rate of LIBOR plus 125 to 175 basis points (or an alternate base rate plus 25 to 75 basis points), depending on availability under the revolving facility. The Company’s new Senior Secured Term Loan bears interest at a rate of LIBOR plus 300 basis points (or an alternate base rate plus 200 basis points).

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company’s ability to borrow under the New Facilities is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 30, 2019, the Company had $1,585,000 of borrowings outstanding under the New Facilities and had letters of credit outstanding against the New Facilities of $83,195 which resulted in additional borrowing capacity of $1,481,805.

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

The New Facilities have a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the revolver is less than $200,000 or (ii) on the third consecutive business day on which availability under the revolver is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the New Facilities is equal to or greater than $250,000. As of November 30, 2019, the Company had availability under its New Facilities of $1,481,805, its fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the New Facilities' financial covenant. The New Facilities also contain covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

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

On October 11, 2019, the Company completed a privately negotiated purchase from a noteholder and its affiliated funds of $84,097 aggregate principal amount of the 7.70% and 6.875% Notes for $51,300. In connection therewith, the Company recorded a gain on debt retirement of $32,416, which included unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows of continuing operations.

On October 15, 2019, the Company commenced an offer to purchase up to $100,000 of its outstanding 7.70% Notes and its 6.875% Notes. In November 2019, the Company accepted for payment $18,075 aggregate principal amount of the 7.70% Notes and $39,441 aggregate principal amount of the 6.875% Notes for $38,392. In connection therewith,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

the Company recorded a gain on debt retirement of $18,510, which included unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows of continuing operations.

During November 2019, the Company made additional purchases of $15,000 aggregate principal amount of the 7.70% Notes for $10,012. In connection therewith, the Company recorded a gain on debt retirement of $4,766, which included unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows of continuing operations.

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2020 and thereafter are as follows: 2020—$0; 2021—$0; 2022—$0; 2023—$0; 2024—$3,338,490 and $266,387 thereafter. These aggregate annual principal payments of long-term debt assume that the Company has not repaid or refinanced its existing 6.125% Notes prior to December 31, 2022.

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

The following table is a summary of the Company’s components of net lease cost for the thirteen and thirty-nine week periods ended November 30, 2019:

	Thirteen Week Period	Thirty-Nine Week Period
	Ended November 30, 2019	Ended November 30, 2019
Operating lease cost	$163,035	$492,020
Financing lease cost:
Amortization of right-of-use asset	1,419	4,463
Interest on long-term finance lease liabilities	775	2,536
Total finance lease costs	$2,194	$6,999
Short-term lease costs	445	561
Variable lease costs	42,723	126,037
Less: sublease income	(5,195)	(16,353)
Net lease cost	$203,202	$609,264

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Supplemental cash flow information related to leases for the thirty-nine week period ended November 30, 2019:

Thirty-Nine Week Period
Ended November 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$469,207
Operating cash flows paid for interest portion of finance leases	2,536
Financing cash flows paid for principal portion of finance leases	4,939
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	265,612
Finance leases	—

Supplemental balance sheet information related to leases as of November 30, 2019 (in thousands, except lease term and discount rate):

November 30,
2019
Operating leases:
Operating lease right-of-use asset	$2,935,104

Short-term operating lease liabilities	$493,699
Long-term operating lease liabilities	2,732,339
Total operating lease liabilities	$3,226,038

Finance leases:
Property, plant and equipment, net	$20,843

Current maturities of long-term debt and lease financing obligations	$9,486
Lease financing obligations, less current maturities	20,607
Total finance lease liabilities	$30,093
Weighted average remaining lease term
Operating leases	7.9
Finance leases	8.8

Weighted average discount rate
Operating leases	5.9%
Finance leases	10.1%

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table summarizes the maturity of lease liabilities under finance and operating leases as of November 30, 2019:

	November 30, 2019
	Finance	Operating
Fiscal year	Leases	Leases (1)	Total
2020 (remaining thirteen weeks)	$6,340	$172,032	$178,372
2021	10,082	654,569	664,651
2022	4,191	594,498	598,689
2023	3,897	538,707	542,604
2024	3,655	475,406	479,061
Thereafter	17,765	1,644,650	1,662,415
Total lease payments	45,930	4,079,862	4,125,792
Less: imputed interest	(15,837)	(853,824)	(869,661)
Total lease liabilities	$30,093	$3,226,038	$3,256,131
(1)	– Future operating lease payments have not been reduced by minimum sublease rentals of $50 million due in the future under noncancelable leases.

Following are the minimum lease payments for all properties under a lease agreement that will have to be made in each of the years indicated based on noncancelable leases in effect as of March 2, 2019:

	Lease
	Financing	Operating
Fiscal year	Obligations	Leases
2020	$19,300	$687,412
2021	4,811	610,874
2022	4,588	545,863
2023	4,383	490,864
2024	4,042	431,714
Later years	20,470	1,541,408
Total minimum lease payments	57,594	$4,308,135
Amount representing interest	(17,418)
Present value of minimum lease payments	$40,176

During the thirteen and thirty-nine week periods ended November 30, 2019 and December 1, 2018, the Company did not enter into any sale-leaseback transactions whereby the Company sold owned operating stores to independent third parties and concurrent with the sale, entered into an agreement to lease the store back from the purchasers.

13. Stock Options and Stock Awards

The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the thirty-nine week periods ended November 30, 2019

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

and December 1, 2018 include $13,598 and $11,563, respectively, of compensation costs related to the Company’s stock-based compensation arrangements.

During fiscal 2018, the Company issued performance units to certain of its associates. The performance units will be settled in cash based on the actual performance of the Company relative to certain financial performance goals and the stock price upon vesting. During the thirty-nine week periods ended November 30, 2019 and December 1, 2018, the Company incurred a benefit of $715 compared to expense of $2,235 related to these performance based incentive plans, respectively, which is recorded as a component of stock-based compensation expense.

The total number and type of newly awarded grants and the related weighted average fair value for the thirty-nine week periods ended November 30, 2019 and December 1, 2018 are as follows:

	November 30, 2019		December 1, 2018
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Stock options granted	612	$3.66	—	$	N/A
Restricted stock awards granted	1,345	$7.70	25		$33.40
Total awards	1,957		25

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

The Company calculates the fair value of stock options using the Black- Scholes-Merton option pricing model. The following assumptions were used in the Black-Scholes-Merton option pricing model:

	Thirty-Nine Week Period Ended
	November 30,	December 1,
	2019	2018
Expected stock price volatility	56%	N/A
Expected dividend yield	0%	N/A
Risk-free interest rate	1.5%	N/A
Expected option life	5.5 years	N/A

As of November 30, 2019, the total unrecognized pre-tax compensation costs related to unvested stock options and restricted stock awards granted, net of estimated forfeitures and the weighted average period of cost amortization are as follows:

November 30, 2019
	Unvested	Unvested	Unvested
	stock	restricted	performance
	options	stock	shares
Unrecognized pre-tax costs	$2,066	$12,649	$70
Weighted average amortization period	3.5 years	2.1 years	0.3 years

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

14. Retirement Plans

Net periodic pension expense recorded in the thirteen and thirty-nine week periods ended November 30, 2019 and December 1, 2018, for the Company’s defined benefit plan includes the following components:

	Defined Benefit		Defined Benefit
	Pension Plan		Pension Plan
	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018
Service cost	$143	$(12)	$428	$612
Interest cost	1,556	1,522	4,667	4,678
Expected return on plan assets	(1,214)	(1,415)	(3,641)	(4,285)
Amortization of unrecognized prior service cost	—	—	—	—
Amortization of unrecognized net loss	415	393	1,245	1,407
Net periodic pension expense	$900	$488	$2,699	$2,412

During the thirteen and thirty-nine week periods ended November 30, 2019 the Company contributed $0 and $0, respectively, to the Defined Benefit Pension Plan. During the remainder of fiscal 2020, the Company expects to contribute $0 to the Defined Benefit Pension Plan.

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

The Company’s chief operating decision makers are its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and the President—Pharmacy Services, (collectively the “CODM”). The CODM has ultimate responsibility for enterprise decisions. The CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy and Pharmacy Services segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. The CODM relies on internal management reporting that analyzes enterprise results on certain key performance indicators, namely, revenues, gross profit, and Adjusted EBITDA.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following is balance sheet information for the Company’s reportable segments:

	Retail	Pharmacy
	Pharmacy	Services	Eliminations(1)	Consolidated
November 30, 2019:
Total Assets	$7,754,791	$2,689,835	$(15,835)	$10,428,791
Goodwill	43,492	1,064,644	—	1,108,136
March 2, 2019:
Total Assets	$5,071,055	$2,534,771	$(14,459)	$7,591,367
Goodwill	43,492	1,064,644	—	1,108,136
(1)	As of November 30, 2019 and March 2, 2019, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $0 against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $15,835 and $14,459, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the thirteen and thirty-nine week periods ended November 30, 2019 and December 1, 2018:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
November 30, 2019:
Revenues	$3,909,946	$1,613,109	$(60,757)	$5,462,298
Gross Profit	1,070,852	118,123	—	1,188,975
Adjusted EBITDA(2)	108,579	49,511	—	158,090
Additions to property and equipment and intangible assets	58,546	4,256	—	62,802
December 1, 2018:
Revenues	$3,976,719	$1,525,837	$(52,496)	$5,450,060
Gross Profit	1,079,584	102,504	—	1,182,088
Adjusted EBITDA(2)	101,225	41,566	—	142,791
Additions to property and equipment and intangible assets	54,337	3,370	—	57,707
Thirty-Nine Week Period Ended
November 30, 2019:
Revenues	$11,622,858	$4,758,470	$(180,177)	$16,201,151
Gross Profit	3,133,791	326,346	—	3,460,137
Adjusted EBITDA(2)	285,260	117,367	—	402,627
Additions to property and equipment and intangible assets	146,118	16,452	—	162,570
December 1, 2018:
Revenues	$11,785,996	$4,630,410	$(156,494)	$16,259,912
Gross Profit	3,200,678	311,310	—	3,511,988
Adjusted EBITDA(2)	308,972	120,392	—	429,364
Additions to property and equipment and intangible assets	159,706	11,085	—	170,791
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(2)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” in MD&A for additional details.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 30, 2019 and December 1, 2018:

	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)(a)
Net income (loss) from continuing operations	$52,286	$(17,250)	$(125,758)	$(411,325)
Interest expense	57,856	56,008	176,228	175,033
Income tax expense (benefit)	876	(1,471)	35,878	(117,527)
Depreciation and amortization	82,007	86,685	248,977	270,957
LIFO (credit) charge	(7,440)	5,987	7,553	19,311
Lease termination and impairment charges	166	2,628	2,115	52,096
Goodwill and intangible asset impairment charges	—	—	—	375,190
(Gain) loss on debt retirements, net	(55,692)	—	(55,692)	554
Merger and Acquisition-related costs	—	4,175	3,599	30,394
Stock-based compensation expense	3,506	1,317	13,598	11,563
Restructuring-related costs	25,275	—	93,770	—
Inventory write-downs related to store closings	93	421	4,083	5,554
Litigation settlement	—	—	—	18,000
Gain on sale of assets, net	(1,371)	(382)	(5,670)	(11,206)
Other	528	4,673	3,946	10,770
Adjusted EBITDA from continuing operations	$158,090	$142,791	$402,627	$429,364

(a)    During fiscal 2019, the Company revised its definition of Adjusted EBITDA to no longer exclude the impact of revenue deferrals related to our customer loyalty program and further revised its disclosure by presenting certain amounts previously included within Other as separate reconciling items. Consequently, the Company revised Adjusted EBITDA for the thirteen and thirty-nine week periods ended December 1, 2018 to conform with the revised definition and present separate reconciling items previously included with Other.

16. Commitments, Contingencies and Guarantees

Legal Matters and Regulatory Proceedings

The Company is involved in numerous legal matters including litigation, arbitration, and other claims, and is subject to regulatory proceedings including investigations, inspections, audits, inquiries, and similar actions by pharmacy, health care, tax and other governmental authorities arising in the ordinary course of its business, including, without limitation, the matters described below. The Company records accruals for outstanding legal matters and applicable regulatory proceedings when it believes it is probable that a loss has been incurred, and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal matters and regulatory proceedings that could affect the amount of any existing accrual and developments that would make a loss contingency

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

both probable and reasonably estimable, and as a result, warrant an accrual. If a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. None of the Company’s accruals for outstanding legal matters or regulatory proceedings are material individually or in the aggregate to the Company’s consolidated financial position.

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

California Employment Litigation.

The Company is currently a defendant in several lawsuits filed in courts in California alleging violations of California Business and Professions Code, industry wage orders, wage-and-hour laws, rules and regulations pertaining primarily to failure to pay overtime, failure to pay premiums for missed meals and rest periods, failure to provide accurate wage statements, and failure to reimburse business expenses (the “California Cases”). Some of the California Cases purport or may be determined to be class actions or PAGA representative actions and seek substantial damages and penalties. The single-plaintiff and multi-plaintiff California Cases regarding violations of wage-and-hour laws, failure to pay overtime, failure to pay premiums for missed meals and rest periods, failure to provide accurate wage statements, and failure to reimburse business expenses, in the aggregate, seek substantial damages. The Company believes that its defenses and assertions in the California Cases, as well as other lawsuits, have merit. The Company has aggressively challenged the merits of the lawsuits and, where applicable, the allegations that the lawsuits should be certified as class or representative actions. Additionally, at this time the Company is not able to predict either the outcome of or estimate a potential range of loss with respect to the California Cases and is defending itself against these claims.

Usual and Customary and DUR/Code 1 Litigation.

In January 2017, qui tam plaintiff Azam Rahimi (“Relator”) filed a sealed False Claims Act (“FCA”) lawsuit in the United States District Court for the Eastern District of Michigan. The United States Attorney’s Office for the Eastern District of Michigan, 18 states, and the District of Columbia declined to intervene. The unsealed lawsuit alleges that the Company failed to report Rite Aid’s Rx Savings Program prices as its usual and customary charges under the Medicare Part D program, federal and state Medicaid programs, and other publicly funded health care programs, and that the Company is thus liable under the federal FCA and similar state statutes. On July 31, 2019, the Company filed a motion to dismiss and for judgment on the pleadings based on the FCA’s public disclosure bar. On December 12, 2019, the court granted the Company’s motion. Relator has until December 26, 2019 by which to file a motion for reconsideration or January 13, 2020 by which to file a notice of appeal. At this stage of the proceedings, the Company is not able to

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is defending itself against these claims.

The State of Mississippi, by and through its Attorney General, filed a lawsuit against the Company and various purported related entities on September 27, 2016 alleging the Company failed to accurately report usual and customary prices to Mississippi’s Division of Medicaid. At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit, and is defending itself against these claims.

The Company is involved in two putative consumer class action lawsuits in the United States District Court for the Southern District of California captioned Byron Stafford v. Rite Aid Corp., Case No. 17-CV-01340-AJB-JLB (June 30, 2017) and Robert Josten v. Rite Aid Corp., Case No. 18-CV-00152-AJB-JLB (January 23, 2018). The lawsuits allege that (i) the Company was obligated to charge the plaintiffs’ insurance companies a “usual and customary” price for their prescription drugs; and (ii) the Company failed to do so properly because the prices it reported were not equal to or adjusted to account for the prices that Rite Aid offers to uninsured and underinsured customers through its Rx Savings Program. Both lawsuits were consolidated under the Stafford caption on November 12, 2019. At this stage of the proceedings, the Company is not able to either predict the outcome of the consolidated lawsuit or estimate a potential range of loss with respect to the lawsuit, and is defending itself against these claims.

In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California (the “USAO”) regarding (1) the Company’s Drug Utilization Review (“DUR”) and prescription dispensing protocol; and (2) the dispensing of drugs designated as “Code 1” by the State of California. The Company cooperated with the investigation, researched the government’s allegations, and refuted the government’s position. The Company produced documents including certain prescription files related to Code 1 drugs to the USAO’s office and the State of California Department of Justice’s Bureau of Medical Fraud and Elder Abuse (“CADOJ”). In August 2014, the USAO and 8 states’ attorneys general declined to intervene in a California False Claim Act lawsuit filed under seal in the Eastern District of California by qui tam plaintiff Loyd F. Schmuckley (“Relator”) based on DUR and Code 1 allegations. In July 2016, the Commonwealth of Massachusetts and the District of Columbia also declined to intervene in the lawsuit. At this stage of the proceedings, the Company is not able to either predict the outcome of this matter or estimate a potential range of loss with respect to this matter, and is defending itself against these claims.

Pseudoephedrine Investigation.

On April 26, 2012, the Company was served with an administrative subpoena from the U.S. Drug Enforcement Administration (“DEA”), Albany, New York District Office, requesting information regarding the Company’s sale of products containing pseudoephedrine (“PSE”). In April 2012, it also received a communication from the U.S. Attorney’s Office for the Northern District of New York (“USAO”) regarding an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 (“CMEA”). Additional subpoenas were served in 2013, 2014, and 2015 requesting broader documentation regarding PSE sales and recordkeeping requirements. The Company has cooperated, provided information and documents responsive to the subpoenas and supplemental requests for production. The civil investigation is ongoing.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Controlled Substances Litigation, Audits and Investigations.

The Company along with various other defendants are named in multiple opioid-related lawsuits filed by counties, cities, municipalities, Native American tribes, hospitals, third-party payers, and others across the United States. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated and transferred hundreds of federal opioid-related lawsuits that name the Company and/or a related entity as a defendant to the multi-district litigation (“MDL”) pending in the United States District Court for the Northern District of Ohio before Judge Dan Polster under In re National Prescription Opiate Litigation (Case No. 17-MD-2804). A significant number of similar cases that are not part of the MDL and name the Company and/or a related entity as a defendant in some capacity are also pending in state courts. The plaintiffs in all of these opioid-related lawsuits generally allege claims concerning the impacts of widespread opioid abuse against defendants along the pharmaceutical supply chain, including manufacturers, wholesale distributors, and retail pharmacies. At this stage of the proceedings, the Company is not able to predict the outcome of the opioid-related lawsuits or estimate a potential range of loss regarding the lawsuits. The Company is defending itself against all such claims.

The Company also has received warrants, subpoenas, CIDs, and other requests for documents and information from, and is being investigated by, the federal government and/or the Attorneys General of several states regarding opioids. The Company has been providing documents and information in response to these warrants, subpoenas, CIDs, and other requests for information.

Miscellaneous Litigation and Investigations.

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

These other legal proceedings include claims of improper disclosure of personal information, anticompetitive practices, general contractual matters, product liability, professional malpractice, non-compliance with state and federal regulatory regimes, marketing misconduct, intellectual property litigation and employment litigation. Some of these other legal proceedings are or are purported to be class actions or derivative claims. The Company is defending itself against the claims brought in these matters.

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

For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company’s New Facilities and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the non-guarantor subsidiaries at November 30, 2019, March 2, 2019 and for the thirteen and thirty-nine week periods ended November 30, 2019 and December 1, 2018. Separate financial statements for Subsidiary Guarantors are not presented.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation
	Condensed Consolidating Balance Sheet
	November 30, 2019
	(unaudited)
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$178,233	$111,265	$—		$289,498
Accounts receivable, net	—	1,268,251	421,587	—		1,689,838
Intercompany receivable	—	483,960	—	(483,960)	(a)	—
Inventories, net of LIFO reserve of $0, $611,997, $0, $0, and $611,997	—	1,957,045	—	—		1,957,045
Prepaid expenses and other current assets	—	177,254	1,038	—		178,292
Current assets held for sale	—	101,594	—	—		101,594
Total current assets	—	4,166,337	533,890	(483,960)		4,216,267
Property, plant and equipment, net	—	1,254,234	—	—		1,254,234
Operating lease right-of-use assets	—	2,935,104	—	—		2,935,104
Goodwill	—	1,108,136	—	—		1,108,136
Other intangibles, net	—	327,357	47,303	—		374,660
Deferred tax assets	10,828	381,315	(10,038)	—		382,105
Investment in subsidiaries	8,225,073	58,008	—	(8,283,081)	(b)	—
Intercompany receivable	—	3,609,141	—	(3,609,141)	(a)	—
Other assets	16	151,230	7,039	—		158,285
Total assets	$8,235,917	$13,990,862	$578,194	$(12,376,182)		$10,428,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$—	$9,486	$—	$—		$9,486
Accounts payable	—	1,525,000	9,302	—		1,534,302
Intercompany payable	—	—	483,960	(483,960)	(a)	—
Accrued salaries, wages and other current liabilities	44,657	743,158	18,924	—		806,739
Current portion of operating lease liabilities	—	493,699	—	—		493,699
Current liabilities held for sale	—	42,422	—	—		42,422
Total current liabilities	44,657	2,813,765	512,186	(483,960)		2,886,648
Long-term debt, less current maturities	3,566,261	—	—	—		3,566,261
Long-term operating lease liabilities	—	2,732,339	—	—		2,732,339
Lease financing obligations, less current maturities	—	20,607	—	—		20,607
Intercompany payable	3,609,141	—	—	(3,609,141)	(a)	—
Other noncurrent liabilities	—	199,078	8,000	—		207,078
Total liabilities	7,220,059	5,765,789	520,186	(4,093,101)		9,412,933
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	1,015,858	8,225,073	58,008	(8,283,081)	(b)	1,015,858
Total liabilities and stockholders’ equity	$8,235,917	$13,990,862	$578,194	$(12,376,182)		$10,428,791
(a)	Elimination of intercompany accounts receivable and accounts payable amounts.
(b)	Elimination of investments in consolidated subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

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

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	Thirteen Week Period Ended November 30, 2019
	(unaudited)
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$5,362,141	$115,907	$(15,750)	(a)	$5,462,298
Costs and expenses:
Cost of revenues	—	4,179,543	109,431	(15,651)	(a)	4,273,323
Selling, general and administrative expenses	—	1,128,847	6,106	(99)	(a)	1,134,854
Lease termination and impairment charges	—	166	—	—		166
Interest expense	54,774	3,231	(149)	—		57,856
Gain on debt retirements	—	(55,692)	—	—		(55,692)
Gain on sale of assets, net	—	(1,371)	—	—		(1,371)
Equity in earnings of subsidiaries, net of tax	(106,259)	(519)	—	106,778	(b)	—
	(51,485)	5,254,205	115,388	91,028		5,409,136
Income (loss) from continuing operations before income taxes	51,485	107,936	519	(106,778)		53,162
Income tax expense	—	876	—	—		876
Net income (loss) from continuing operations	$51,485	$107,060	$519	$(106,778)		$52,286
Net loss from discontinued operations	—	(801)	—	—		(801)
Net income (loss)	51,485	106,259	519	(106,778)	(b)	51,485
Total other comprehensive income (loss)	501	415	—	(415)		501
Comprehensive income (loss)	$51,986	$106,674	$519	$(107,193)		$51,986
(a)	Elimination of intercompany revenues and expenses.
(b)	Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	Thirteen Week Period Ended December 1, 2018
	(unaudited)
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$5,375,923	$101,726	$(27,589)	(a)	$5,450,060
Costs and expenses:
Cost of revenues	—	4,200,109	95,251	(27,388)	(a)	4,267,972
Selling, general and administrative expenses	—	1,136,461	6,295	(201)	(a)	1,142,555
Lease termination and impairment charges	—	2,628	—	—		2,628
Interest expense	47,454	8,922	(368)	—		56,008
Gain on sale of assets, net	—	(382)	—	—		(382)
Equity in earnings of subsidiaries, net of tax	(42,944)	(558)	—	43,502	(b)	—
	4,510	5,347,180	101,178	15,913		5,468,781
(Loss) income from continuing operations before income taxes	(4,510)	28,743	548	(43,502)		(18,721)
Income tax benefit	—	(1,461)	(10)	—		(1,471)
Net (loss) income from continuing operations	$(4,510)	$30,204	$558	$(43,502)		$(17,250)
Net income from discontinued operations	—	12,740	—	—		12,740
Net (loss) income	(4,510)	42,944	558	(43,502)	(b)	(4,510)
Total other comprehensive income (loss)	364	364	—	(364)		364
Comprehensive (loss) income	$(4,146)	$43,308	$558	$(43,866)		$(4,146)
(a)	Elimination of intercompany revenues and expenses.
(b)	Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	Thirty-Nine Week Period Ended November 30, 2019
	(unaudited)
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$15,911,576	$323,496	$(33,921)	(a)	$16,201,151
Costs and expenses:
Cost of revenues	—	12,472,749	301,893	(33,628)	(a)	12,741,014
Selling, general and administrative expenses	—	3,414,132	19,197	(293)	(a)	3,433,036
Lease termination and impairment expenses	—	2,115	—	—		2,115
Interest expense	166,592	10,129	(493)	—		176,228
Gain on debt retirements	—	(55,692)	—	—		(55,692)
Gain on sale of assets, net	—	(5,670)	—	—		(5,670)
Equity in earnings of subsidiaries, net of tax	(39,139)	(2,899)	—	42,038	(b)	—
	127,453	15,834,864	320,597	8,117		16,291,031
(Loss) income from continuing operations before income taxes	(127,453)	76,712	2,899	(42,038)		(89,880)
Income tax expense	—	35,878	—	—		35,878
Net (loss) income from continuing operations	(127,453)	40,834	2,899	(42,038)		(125,758)
Net loss from discontinued operations	—	(1,695)	—	—		(1,695)
Net (loss) income	$(127,453)	$39,139	$2,899	$(42,038)	(b)	$(127,453)
Total other comprehensive income (loss)	658	1,245	—	(1,245)		658
Comprehensive (loss) income	$(126,795)	$40,384	$2,899	$(43,283)		$(126,795)

(a)	Elimination of intercompany revenues and expenses.
(b)	Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	Thirty-Nine Week Period Ended December 1, 2018
	(unaudited)
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$16,016,409	$299,211	$(55,708)	(a)	$16,259,912
Costs and expenses:
Cost of revenues	—	12,524,479	278,752	(55,307)	(a)	12,747,924
Selling, general and administrative expenses	—	3,428,581	20,993	(401)	(a)	3,449,173
Lease termination and impairment expenses	—	52,096	—	—		52,096
Goodwill and intangible asset impairment charges	—	375,190	—			375,190
Interest expense	159,758	15,678	(403)	—		175,033
Loss on debt retirements, net	—	554	—			554
Gain on sale of assets, net	—	(11,206)	—	—		(11,206)
Equity in earnings of subsidiaries, net of tax	(15,139)	75	—	15,064	(b)	—
	144,619	16,385,447	299,342	(40,644)		16,788,764
(Loss) income from continuing operations before income taxes	(144,619)	(369,038)	(131)	(15,064)		(528,852)
Income tax benefit	—	(117,471)	(56)	—		(117,527)
Net (loss) income from continuing operations	(144,619)	(251,567)	(75)	(15,064)		(411,325)
Net (loss) income from discontinued operations	(4,615)	266,706	—	—		262,091
Net (loss) income	$(149,234)	$15,139	$(75)	$(15,064)	(b)	$(149,234)
Total other comprehensive income (loss)	1,092	1,092	—	(1,092)		1,092
Comprehensive (loss) income	$(148,142)	$16,231	$(75)	$(16,156)		$(148,142)

(a)	Elimination of intercompany revenues and expenses.
(b)	Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation
	Condensed Consolidating Statement of Cash Flows
	Thirty-Nine Week Period Ended November 30, 2019
	(unaudited)
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(127,650)	$132,279	$89,046	$—	$93,675
Investing activities:
Payments for property, plant and equipment	—	(129,135)	—	—	(129,135)
Intangible assets acquired	—	(33,435)	—	—	(33,435)
Intercompany activity	—	37,416	—	(37,416)	—
Proceeds from dispositions of assets and investments	—	55,971	—	—	55,971
Net cash used in investing activities	—	(69,183)	—	(37,416)	(106,599)
Financing activities:
Net proceeds from revolver	260,000	—	—	—	260,000
Principal payments on long-term debt	(94,619)	(10,083)	—	—	(104,702)
Change in zero balance cash accounts	—	(11,749)	—	—	(11,749)
Financing fees paid for early debt redemption	—	(518)	—	—	(518)
Payments for taxes related to net share settlement of equity awards	—	(1,573)	—	—	(1,573)
Deferred financing costs paid	(315)	—	—	—	(315)
Intercompany activity	(37,416)	—	—	37,416	—
Net cash provided by (used in) financing activities	127,650	(23,923)	—	37,416	141,143
Cash flows of discontinued operations:
Operating activities of discontinued operations	—	(7,148)	—	—	(7,148)
Investing activities of discontinued operations	—	24,074	—	—	24,074
Financing activities of discontinued operations	—	—	—	—	—
Net cash provided by discontinued operations	—	16,926	—	—	16,926
Increase in cash and cash equivalents	—	56,099	89,046	—	145,145
Cash and cash equivalents, beginning of period	—	122,134	22,219	—	144,353
Cash and cash equivalents, end of period	$—	$178,233	$111,265	$—	$289,498

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Rite Aid Corporation
	Condensed Consolidating Statement of Cash Flows
	Thirty-Nine Week Period Ended December 1, 2018
	(unaudited)
	Rite Aid
	Corporation
	(Parent		Non-
	Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(168,662)	$(56,598)	$275,479	$—	$50,219
Investing activities:
Payments for property, plant and equipment	—	(139,218)	—	—	(139,218)
Intangible assets acquired	—	(31,573)	—	—	(31,573)
Intercompany activity	—	(697,584)	—	697,584	—
Proceeds from dispositions of assets and investments	—	15,801	—	—	15,801
Proceeds from sale-leaseback transactions	—	2,587	—	—	2,587
Net cash (used in) provided by investing activities	—	(849,987)	—	697,584	(152,403)
Financing activities:
Net proceeds from revolver	1,245,000	—	—	—	1,245,000
Principal payments on long-term debt	(427,219)	(10,378)	—	—	(437,597)
Change in zero balance cash accounts	—	(15,964)	—	—	(15,964)
Net proceeds from issuance of common stock	2,294	—	—	—	2,294
Payments for taxes related to net share settlement of equity awards	—	(2,419)	—	—	(2,419)
Financing fees paid for early redemption	—	(13)	—	—	(13)
Intercompany activity	697,584	—	—	(697,584)	—
Net cash provided by (used in) financing activities	1,517,659	(28,774)	—	(697,584)	791,301
Cash flows of discontinued operations:
Operating activities of discontinued operations	(4,615)	(42,653)	—	—	(47,268)
Investing activities of discontinued operations	—	664,653	—	—	664,653
Financing activities of discontinued operations	(1,344,382)	589	—	—	(1,343,793)
Net cash (used in) provided by discontinued operations	(1,348,997)	622,589	—	—	(726,408)
(Decrease) increase in cash and cash equivalents	—	(312,770)	275,479	—	(37,291)
Cash and cash equivalents, beginning of period	—	441,244	6,090	—	447,334
Cash and cash equivalents, end of period	$—	$128,474	$281,569	$—	$410,043

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 30, 2019 and December 1, 2018

(Dollars and share information in thousands, except per share amounts)

(unaudited)

18. Supplementary Cash Flow Data

	Thirty-Nine Week Period Ended
	November 30, 2019	December 1, 2018
Cash paid for interest(a)	$134,302	$183,567
Cash payments for income taxes, net(a)	$6,564	$21,606
Change in operating lease right-of-use assets	$92,213	$—
Change in operating lease liabilities	$(69,410)	$—
Equipment financed under capital leases	$2,119	$3,349
Gross borrowings from revolver(a)	$2,430,000	$2,712,000
Gross repayments to revolver(a)	$2,170,000	$1,467,000

(a) — Amounts are presented on a total company basis.

Significant components of cash provided by Other Liabilities of $32,889 for the thirty-nine week period ended November 30, 2019 include cash provided from an increase in accrued interest of $30,653.

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

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 2,464 retail stores. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmaceutical Purchasing and Delivery Agreement with McKesson, and the majority of our front-end products through our network of distribution centers. In addition, as of November 30, 2019, the Retail Pharmacy segment includes 66 RediClinic walk-in retail clinics, of which, 30 were located within Rite Aid retail stores in the Philadelphia and New Jersey markets.

Pharmacy Services Segment

Our Pharmacy Services segment provides a full range of pharmacy benefit services through EnvisionRxOptions. The Pharmacy Services segment provides both transparent and traditional PBM options through its EnvisionRxOptions and MedTrak PBMs. EnvisionRxOptions also offers fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through EIC’s EnvisionRx Plus product offering. The segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, other sponsors of health benefit plans and individuals throughout the United States.

Restructuring

In March 2019, the Board of Directors implemented a reorganization of our executive management team to further streamline our business. In addition, we announced a restructuring plan that resulted in a reduction of managerial layers and consolidated roles across the organization. In addition, we have been working on other transformation initiatives, which include building tools to work with regional health plans to improve patient health outcomes, rationalization of SKU’s in our front-end offering to free up working capital, an assessment of our pricing and promotional strategy, additional executive team changes and further headcount reductions, and a continued review of our cost structure.

As a result of the restructuring that we announced in March, we expect to achieve annual cost savings of approximately $55.0 million, of which approximately $42.0 million is expected to be realized during the fiscal year ended February 29, 2020. These savings offset the reduction in TSA fees that we experienced in Fiscal 2020. We have also incurred restructuring costs to support our transformation initiatives, which we expect to provide future growth and expense efficiency benefits. We anticipate our total fiscal 2020 restructuring-related costs to be approximately $100.0 million and expect to realize the full benefit of this investment over the next two years.

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

We announced on September 19, 2017 that the waiting period under the HSR Act expired with respect to the Sale. We completed the store transfer process in March of 2018, which resulted in the transfer of all 1,932 stores and related assets to WBA and received cash proceeds of $4.157 billion. On September 13, 2018, we completed the sale of one of our distribution centers and related assets to WBA for proceeds of $61.2 million. On October 31, 2019, we completed the inventory transfer at one of our remaining distribution centers to WBA for proceeds of $23.5 million. The inventory transfer has been included in the results of operations and cash flows of discontinued operations for the thirteen week period ended November 30, 2019. On December 4, 2019, we completed the transfer of the related distribution center and non-inventory related assets to WBA for proceeds of $39.2 million. The impact of the sale of the related distribution center and non-inventory assets resulted in a pre-tax gain of approximately $19.0 million, which will be included in the results of operations and cash flows of discontinued operations during the fourth quarter of fiscal 2020.

The transfer of the remaining distribution center and related assets remains subject to minimal customary closing conditions applicable only to the distribution center being transferred at such distribution center closing, as specified in the Amended and Restated Asset Purchase Agreement. We will receive additional proceeds of approximately $94.0 million upon completion of the sale of the remaining distribution center and related assets.

The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. We have agreed to various covenants and agreements, including, among others, our agreement to conduct our business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the distribution center closing. We have also agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the TSA, we provide various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA has been extended to October 17, 2020. In connection with these services, we purchase the related inventory and incur cash payments for the selling, general and administrative activities, which, we bill on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen and thirty-nine week periods ended November 30, 2019 were $0.6 billion and $2.7 billion, respectively, of which $105.4 million is included in Accounts receivable, net. Total billings for these items during the thirteen and thirty-nine week periods ended December 1, 2018 were $1.6 billion and $5.5 billion, respectively, of which $327.9 million is included in Accounts receivable, net. We recorded WBA TSA fees of $7.9 million and $33.4 million during the thirteen and thirty-nine week periods ended November 30, 2019, respectively, which are reflected as a reduction to selling, general and administrative expenses. We recorded WBA TSA fees of $17.9 million and $64.8 million during the thirteen and thirty-nine week periods ended December 1, 2018, respectively, which are reflected as a reduction to selling, general and administrative expenses.

Based on its magnitude and because we exited certain markets, the Sale represented a significant strategic shift that has a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale as required by GAAP.

Overview of Financial Results from Continuing Operations

Our net income from continuing operations for the thirteen week period ended November 30, 2019 was $52.3 million or $0.98 per basic and diluted share compared to a net loss of $17.3 million or $0.33 per basic and diluted share for the thirteen week period ended December 1, 2018. The improvement in our operating results for the thirteen week period ended November 30, 2019 was due primarily to the $55.7 million gain on debt retirement in connection with the repurchase of $57.6 million of our 7.7% notes due February 2027 and $99.0 million of our 6.875% fixed-rate senior notes due December 2028 at a discount and lower SG&A expenses resulting from lower labor and benefits expense, partially offset by a reduction in WBA TSA fee income and restructuring-related costs incurred in connection with our Path to the Future initiative in the current year.

Our net loss from continuing operations for the thirty-nine week period ended November 30, 2019 was $125.8 million or $2.37 per basic and diluted share compared to a net loss of $411.3 million or $7.79 per basic and diluted share for the thirty-nine week period ended December 1, 2018. The improvement in our operating results for the thirty-nine week period ended November 30, 2019 was due primarily to goodwill and intangible asset impairment charges recognized in the prior year of $375.2 million, the gain on debt retirement noted above, lower labor and benefits expense, lower depreciation and amortization and lease termination and impairment charges. These benefits were partially offset by restructuring-related costs incurred in connection with our Path to the Future initiative in the current year and higher income tax expense and lower WBA TSA fee income.

Our Adjusted EBITDA from continuing operations for the thirteen and thirty-nine week periods ended November 30, 2019 was $158.1 million or 2.9 percent of revenues and $402.6 million or 2.5 percent of revenues, respectively, compared to $142.8 million or 2.6 percent of revenues and $429.4 million or 2.6 percent of revenues for the thirteen and thirty-nine week periods ended December 1, 2018, respectively. The increase in Adjusted EBITDA for the thirteen week period ended November 30, 2019 was due to increases in both the Retail Pharmacy segment and the Pharmacy Services segment. Adjusted EBITDA increased $7.4 million in the Retail Pharmacy segment due primarily to lower salaries and benefit expense related to our previously announced corporate restructuring and strong labor, benefits and other expense control at the stores, partially offset by lower gross profit. In addition, there was a reduction in WBA TSA fee income due to fewer stores being serviced under the TSA. Adjusted EBITDA increased by $7.9 million in the Pharmacy Services segment. Pharmacy Services segment Adjusted EBITDA benefited from improvements in pharmacy network performance, partially offset by increases in SG&A expense related to our growth in Medicare Part D membership.

The decrease in Adjusted EBITDA for the thirty-nine week period ended November 30, 2019 was due primarily to a decrease of $23.7 million in the Retail Pharmacy segment. The decrease in the Retail Pharmacy segment Adjusted EBITDA was due primarily to a reduction in gross profit, partially offset by decreases in SG&A. The reduction in gross profit was due primarily to a reduction in front-end sales and lower reimbursement rates. Retail Pharmacy segment SG&A improvement was driven by strong labor and expense control at the stores and labor savings and expense management relating to the recent corporate restructuring. Adjusted EBITDA decreased by $3.0 million in the Pharmacy Services segment. The decline in the Pharmacy Services segment Adjusted EBITDA was primarily the result of increased commissions due to growth in Medicare Part D membership and growth in consumer pharmacy programs. Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations-Continuing Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018
	(dollars in thousands except per share amounts)
Revenues(a)	$5,462,298	$5,450,060	$16,201,151	$16,259,912
Revenue growth (decline)	0.2%	1.8%	(0.4)%	0.8%
Net income (loss)	$52,286	$(17,250)	$(125,758)	$(411,325)
Net income (loss) per diluted share	$0.98	$(0.33)	$(2.37)	$(7.79)
Adjusted EBITDA(b)	$158,090	$142,791	$402,627	$429,364
Adjusted Net Income(b)	$29,135	$14,740	$27,904	$8,216
Adjusted Net Income per Diluted Share(b)	$0.54	$0.28	$0.52	$0.16
(a)	Revenues for the thirteen and thirty-nine week periods ended November 30, 2019 exclude $60,757 and $180,177, respectively, of inter-segment activity that is eliminated in consolidation. Revenues for the thirteen and thirty-nine week periods ended December 1, 2018 exclude $52,496 and $156,494, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 0.2% for the thirteen weeks ended November 30, 2019 and decreased 0.4% for the thirty-nine weeks ended November 30, 2019, compared to an increase of 1.8% and 0.8% for the thirteen and thirty-nine weeks ended December 1, 2018, respectively. Revenues for the thirteen week period ended November 30, 2019 were negatively impacted by a $66.8 million decrease in Retail Pharmacy segment revenues, which was more than offset by a $87.3 million increase in Pharmacy Services segment revenues. Revenues for the thirty-nine week period ended November 30, 2019 were negatively impacted by a $163.1 million decrease in Retail Pharmacy segment revenues, partially offset by a $128.1 million increase in Pharmacy Services segment revenues. Same store sales trends for the thirteen week periods ended November 30, 2019 and December 1, 2018 are described in the “Segment Analysis” section below.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018
	(dollars in thousands)
Cost of revenues(a)	$4,273,323	$4,267,972	$12,741,014	$12,747,924
Gross profit	1,188,975	1,182,088	3,460,137	3,511,988
Gross margin	21.8%	21.7%	21.4%	21.6%
Selling, general and administrative expenses	$1,134,854	$1,142,555	$3,433,036	$3,449,173
Selling, general and administrative expenses as a percentage of revenues	20.8%	21.0%	21.2%	21.2%
Lease termination and impairment charges	166	2,628	2,115	52,096
Goodwill and intangible asset impairment charges	—	—	—	375,190
Interest expense	57,856	56,008	176,228	175,033
Gain on sale of assets, net	(1,371)	(382)	(5,670)	(11,206)
(a)	Cost of revenues for the thirteen and thirty-nine week periods ended November 30, 2019 exclude $60,757 and $180,177, respectively, of inter-segment activity that is eliminated in consolidation. Cost of revenues for the thirteen and thirty-nine week periods ended December 1, 2018 exclude $52,496 and $156,494, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit increased by $6.9 million for the thirteen week period ended November 30, 2019 compared to the thirteen week period ended December 1, 2018. Gross profit decreased by $51.9 million for the thirty-nine week period ended November 30, 2019 compared to the thirty-nine week period ended December 1, 2018. Gross profit for the thirteen week period ended November 30, 2019 includes a decrease of $8.7 million in our Retail Pharmacy segment, which was more than offset by an increase of $15.6 million in our Pharmacy Services segment. Gross profit for the thirty-nine week period ended November 30, 2019 includes a decrease of $66.9 million in our Retail Pharmacy segment, partially offset by an increase of $15.0 million in our Pharmacy Services segment. Gross margin was 21.8% for the thirteen week period ended November 30, 2019 compared to 21.7% for the thirteen week period ended December 1, 2018. Gross margin was 21.4% for the thirty-nine week period ended November 30, 2019 compared to 21.6% for the thirty-nine week period ended December 1, 2018. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A decreased by $7.7 million and $16.1 million for the thirteen and thirty-nine week periods ended November 30, 2019, respectively, compared to the thirteen and thirty-nine week periods ended December 1, 2018. The decrease in SG&A for the thirteen week period ended November 30, 2019 includes a decrease of $18.4 million relating to our Retail Pharmacy segment, partially offset by an increase of $10.7 million relating to our Pharmacy Services segment. The decrease in SG&A for the thirty-nine week period ended November 30, 2019 includes a decrease of $35.6 million related to our Retail Pharmacy segment, partially offset by an increase of $19.4 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week		Thirty-Nine Week
	Period Ended		Period Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018
Impairment charges	$121	$727	$1,533	$34,572
Lease termination charges	—	1,901	—	17,524
Facility exit charges	45	—	582	—
	$166	$2,628	$2,115	$52,096

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

Interest Expense

Interest expense was $57.9 million and $176.2 million for the thirteen and thirty-nine week periods ended November 30, 2019, respectively, compared to $56.0 million and $175.0 million for the thirteen and thirty-nine week periods ended December 1, 2018, respectively. The weighted average interest rate on our indebtedness for the thirty-nine week periods ended November 30, 2019 and December 1, 2018 was 5.1% and 6.3%, respectively.

Income Taxes

We recorded an income tax expense from continuing operations of $0.9 million and an income tax benefit from continuing operations of $1.5 million for the thirteen week periods ended November 30, 2019 and December 1, 2018, respectively. We recorded an income tax expense from continuing operations of $35.9 million and an income tax benefit from continuing operations of $117.5 million for the thirty-nine week periods ended November 30, 2019 and December 1, 2018, respectively. The effective tax rate for the thirteen week periods ended November 30, 2019 and December 1, 2018 was 1.6% and 7.9%, respectively. The effective tax rate for the thirty-nine week periods ended November 30, 2019 and December 1, 2018 was (39.9)% and 22.2%, respectively. The effective tax rate for the thirteen and thirty-nine week periods ended November 30, 2019 was net of an adjustment of (31.8)% and (61.0)%, respectively, to adjust the valuation allowance against deferred tax assets created this year as well as for certain existing state deferred taxes whose realization is now uncertain due to a restructuring of our legal entities. The effective tax rate for the thirteen and thirty-nine week periods ended December 1, 2018 included an adjustment of (9.5)% and (4.1)% to increase the valuation allowance related to certain state deferred taxes.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $1,071.0 million and $1,091.4 million, which relates to federal and state deferred tax assets that may not be realized based on our future projections of taxable income at November 30, 2019 and March 2, 2019, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
November 30, 2019:
Revenues	$3,909,946	$1,613,109	$(60,757)	$5,462,298
Gross Profit	1,070,852	118,123	—	1,188,975
Adjusted EBITDA(*)	108,579	49,511	—	158,090
December 1, 2018:
Revenues	$3,976,719	$1,525,837	$(52,496)	$5,450,060
Gross Profit	1,079,584	102,504	—	1,182,088
Adjusted EBITDA(*)	101,225	41,566	—	142,791
Thirty-Nine Week Period Ended
November 30, 2019:
Revenues	$11,622,858	$4,758,470	$(180,177)	$16,201,151
Gross Profit	3,133,791	326,346	—	3,460,137
Adjusted EBITDA(*)	285,260	117,367	—	402,627
December 1, 2018:
Revenues	$11,785,996	$4,630,410	$(156,494)	$16,259,912
Gross Profit	3,200,678	311,310	—	3,511,988
Adjusted EBITDA(*)	308,972	120,392	—	429,364
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018
	(dollars in thousands)
Revenues	$3,909,946	$3,976,719	$11,622,858	$11,785,996
Revenue (decline) growth	(1.7)%	0.4%	(1.4)%	(0.4)%
Same store sales (decline) growth	(0.1)%	1.6%	0.6%	0.6%
Pharmacy sales (decline) growth	(1.5)%	2.2%	(0.5)%	0.6%
Same store prescription count growth, adjusted to 30-day equivalents	2.8%	2.4%	3.1%	0.7%
Same store pharmacy sales growth	0.1%	3.1%	1.3%	1.6%
Pharmacy sales as a % of total retail sales	67.7%	67.6%	67.3%	66.8%
Front-end sales decline	(2.0)%	(2.8)%	(2.7)%	(2.2)%
Same store front-end sales decline	(0.5)%	(1.5)%	(0.9)%	(1.2)%
Front-end sales as a % of total retail sales	32.3%	32.4%	32.7%	33.2%
Adjusted EBITDA(*)	$108,579	$101,225	$285,260	$308,972
Store data:
Total stores (beginning of period)	2,464	2,526	2,469	2,550
New stores	—	—	1	1
Store acquisitions	—	—	—	—
Closed stores	—	(1)	(6)	(26)
Total stores (end of period)	2,464	2,525	2,464	2,525
Relocated stores	1	1	2	1
Remodeled and expanded stores	14	21	65	103

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 1.7% for the thirteen weeks ended November 30, 2019 compared to an increase of 0.4% for the thirteen weeks ended December 1, 2018. The decrease in revenues for the thirteen week period ended November 30, 2019 was primarily a result of a decline in same store sales.

Pharmacy same store sales increased by 0.1% for the thirteen week period ended November 30, 2019 compared to an increase of 3.1% in the thirteen week period ended December 1, 2018. The increase in the current period is due to the 2.8% 30-day equivalent increase in same store prescription count, partially offset by lower reimbursement rates.

Front-end same store sales decreased 0.5% during the thirteen week period ended November 30, 2019 compared to a decrease of 1.5% during the thirteen week period ended December 1, 2018. Front-end same store sales, excluding cigarettes and tobacco (including e-cigarettes and vape products which we discontinued), increased 1.0% during the thirteen week period ended November 30, 2019, driven by strong results in core categories such as upper respiratory, beverages, pain care and vitamins.

Revenues decreased 1.4% for the thirty-nine weeks ended November 30, 2019 compared to a decrease of 0.4% for the thirty-nine weeks ended December 1, 2018. The decrease in revenues for the thirty-nine week period ended November 30, 2019 was primarily a result of store closings, partially offset by an increase in same store sales.

Pharmacy same store sales increased by 1.3% for the thirty-nine week period ended November 30, 2019 compared to an increase of 1.6% in the thirty-nine week period ended December 1, 2018. The increase in the current period is due to the 3.1% 30-day equivalent increase in same store prescription count, partially offset by lower reimbursement rates.

Front-end same store sales decreased 0.9% during the thirty-nine week period ended November 30, 2019 compared to a decrease of 1.2% during the thirty-nine week period ended December 1, 2018. Front-end same store sales, excluding cigarettes and tobacco products (including e-cigarettes and vape products which we discontinued), increased 0.2% during the thirty-nine week period ended November 30, 2019.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018
	(dollars in thousands)
Cost of revenues	$2,839,094	$2,897,135	$8,489,067	$8,585,318
Gross profit	1,070,852	1,079,584	3,133,791	3,200,678
Gross margin	27.4%	27.2%	27.0%	27.2%
FIFO gross profit(*)	1,063,412	1,085,571	3,141,344	3,219,989
FIFO gross margin(*)	27.2%	27.3%	27.0%	27.3%
Selling, general and administrative expenses	$1,044,236	$1,062,598	3,160,379	3,195,929
Selling, general and administrative expenses as a percentage of revenues	26.7%	26.7%	27.2%	27.1%

(*)  See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased $8.7 million for the thirteen week period ended November 30, 2019 compared to the thirteen week period ended December 1, 2018, driven by a decline in front-end gross profit resulting from weak back to school and summer seasonal sales, and a decline in pharmacy gross profit driven by a reimbursement rate adjustment resulting from the finalization of a contract with one of our payors.

Gross profit decreased $66.9 million for the thirty-nine week period ended November 30, 2019 compared to the thirty-nine week period ended December 1, 2018. Pharmacy gross profit was negatively impacted by lower reimbursement rates that was partially offset by generic cost savings and same store prescription count growth. A portion of the decline in reimbursement rates was caused by adjusting our estimate for retroactive rate adjustments expected from a state Medicaid agency and a reimbursement rate adjustment resulting from the finalization of a contract with one of our payors. Front-end gross profit declined from the prior year due to a decline in front-end sales, and a weak summer and back to school season.

Gross margin was 27.4% of sales for the thirteen week period ended November 30, 2019 which was flat compared to 27.2% of sales for the thirteen week period ended December 1, 2018.

Gross margin was 27.0% of sales for the thirty-nine week period ended November 30, 2019 compared to 27.2% of sales for the thirty-nine week period ended December 1, 2018. The reduction in gross margin for the thirty-nine week period was due primarily to reimbursement rate declines that we were not able to offset with generic cost savings.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO credits were $7.4 million for the thirteen week period ended November 30, 2019 and LIFO charges were $7.6 million for the thirty-nine week period ended November 30, 2019, compared to LIFO charges of $6.0 million and $19.3 million for the thirteen and thirty-nine week periods ended December 1, 2018, respectively. The LIFO credit in the thirteen week period ended November 30, 2019 was due to lower estimated inflation rates on pharmacy inventory.

Selling, General and Administrative Expenses

SG&A expenses decreased $18.4 million for the thirteen week period ended November 30, 2019 due primarily to strong labor, benefits and other expense control at the stores, labor savings and expense management relating to the recent corporate restructuring and higher professional fees incurred in the prior year relating to the WBA and Albertsons transactions. These benefits were partially offset by restructuring-related expenses incurred in connection with our Path to the Future transformation initiative and a reduction in WBA TSA fees due to servicing fewer stores. SG&A expenses as a percentage of revenues for the thirteen week period ended November 30, 2019 was flat compared to the thirteen week period ended December 1, 2018 as the decrease in SG&A expenses as noted above was offset by a loss of revenue leverage, as revenues declined.

SG&A expenses decreased $35.6 million for the thirty-nine week period ended November 30, 2019 due to strong labor and expense control at the stores, labor savings and expense management relating to the recent corporate restructuring, a prior year legal settlement and higher professional fees incurred in the prior year relating to the WBA and Albertsons transactions. These benefits were partially offset by restructuring-related expenses incurred in connection with our Path to the Future transformation initiative and a reduction in WBA TSA fees due to servicing fewer stores. SG&A expenses as a percentage of revenues for the thirty-nine week period ended November 30, 2019 was flat compared to the thirty-nine week period ended December 1, 2018 as the decrease in SG&A expenses as noted above was offset by a loss of revenue leverage, as revenues declined.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018
	(dollars in thousands)
Revenues	$1,613,109	$1,525,837	$4,758,470	$4,630,410
Revenue growth	5.7%	5.6%	2.8%	4.0%
Adjusted EBITDA(*)	$49,511	$41,566	$117,367	$120,392

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Pharmacy Services segment revenues for the thirteen week period ended November 30, 2019 were $1,613.1 million as compared to revenues of $1,525.8 million for the thirteen week period ended December 1, 2018. Pharmacy Services segment revenues for the thirty-nine week period ended November 30, 2019 were $4,758.5 million as compared to revenues of $4,630.4 million for the thirty-nine week period ended December 1, 2018. The increase in revenues for the segment is primarily due to an increase in Medicare Part D membership revenues, partially offset by client losses in our commercial business.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018
	(dollars in thousands)
Cost of revenues	$1,494,986	$1,423,333	$4,432,124	$4,319,100
Gross profit	118,123	102,504	326,346	311,310
Gross margin	7.3%	6.7%	6.9%	6.7%
Selling, general and administrative expenses	$90,618	$79,957	272,657	253,244
Selling, general and administrative expenses as a percentage of revenues	5.6%	5.2%	5.7%	5.5%

Gross Profit and Cost of Revenues

Gross profit for the thirteen week period ended November 30, 2019 was $118.1 million as compared to gross profit of $102.5 million for the thirteen week period ended December 1, 2018. Gross profit for the thirty-nine week period ended November 30, 2019 was $326.3 million as compared to gross profit of $311.3 million for the thirty-nine week period ended December 1, 2018. The increase in the thirteen and thirty-nine week periods gross profit for the segment is primarily due to improved pharmacy network management.

Gross margin was 7.3% of sales for the thirteen week period ended November 30, 2019 compared to 6.7% of sales for the thirteen week period ended December 1, 2018. Gross margin was 6.9% of sales for the thirty-nine week period ended November 30, 2019 compared to 6.7% of sales for the thirty-nine week period ended December 1, 2018.

Selling, General and Administrative Expenses

Pharmacy Services segment selling, general and administrative expenses for the thirteen week period ended November 30, 2019 was $90.6 million as compared to $80.0 million for the thirteen week period ended December 1, 2018. Pharmacy Services segment selling, general and administrative expenses for the thirty-nine week period ended November 30, 2019 was $272.7 million as compared to $253.2 million for the thirty-nine week period ended December 1, 2018. Selling, general and administrative expenses as a percentage of Pharmacy Services segment revenue was 5.6% and 5.2% for the thirteen week periods ended November 30, 2019 and December 1, 2018, respectively. Selling, general and administrative expenses as a percentage of Pharmacy Services segment revenue was 5.7% and 5.5% for the thirty-nine week periods ended November 30, 2019 and December 1, 2018, respectively. The increase in the thirteen and thirty-nine week periods selling, general and administrative expenses is primarily the result of increased commissions due to growth in Medicare Part D membership and growth in consumer pharmacy programs.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our New Facilities. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of November 30, 2019 was $1,544.3 million, which consisted of revolver borrowing capacity of $1,481.8 million and invested cash of $62.5 million.

Credit Facilities

On December 20, 2018, we entered into a new senior secured credit agreement, consisting of a new $2.7 billion senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a new $450.0 million “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan”) (collectively the “New Facilities”). Proceeds from the New Facilities were used to refinance our prior $2.7 billion Amended and Restated Senior Secured Credit Facility due January 2020 (the “Old Facility”, the New Facilities and the Old Facility are collectively referred to herein as the “Facilities”). The New Facilities extend our debt maturity profile and provide additional liquidity. The New Facilities mature in December 2023, subject to an earlier maturity on December 31, 2022 if we have not repaid or refinanced our existing 6.125% Notes prior to such date. It is our intention to repay or refinance our existing 6.125% Notes prior to the early maturity becoming effective. Our Senior Secured Revolving Credit Facility will bear interest at a rate of LIBOR plus 125 to 175 basis points (or an alternate base rate plus 25 to 75 basis points), depending on availability under the revolving facility. Our new Senior Secured Term Loan will bear interest at a rate of LIBOR plus 300 basis points (or an alternate base rate plus 200 basis points).

Our ability to borrow under our New Facilities is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 30, 2019, we had $1,585.0 million of borrowings outstanding under the New Facilities and had letters of credit outstanding against the New Facilities of $83.2 million, which resulted in additional borrowing capacity of $1,481.8 million. If at any time the total credit exposure outstanding under our New Facilities and the principal amount of our other senior obligations exceed the borrowing base, we are required to make certain other mandatory prepayments to eliminate such shortfall.

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

The New Facilities have a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the revolver is less than $200.0 million or (ii) on the third consecutive business day on which availability under the revolver is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of November 30, 2019, we had availability under our New Facilities of $1,481.8 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the New Facilities’ financial covenant. The New Facilities also contain covenants which place restrictions on the incurrence of debt, the payments of dividends, sale of assets, mergers and acquisitions and the granting of liens.

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

The indenture that governs our guaranteed unsecured notes contains restrictions on the amount of additional secured and unsecured debt that we may incur. As of November 30, 2019, we had the ability to (i) draw the full amount under our revolving credit facility, (ii) incur additional secured debt, and (iii) enter into certain sale and leaseback transactions.  The ability to issue additional unsecured debt under the indenture is generally governed by an interest coverage ratio test. As of November 30, 2019, we had the ability to issue additional secured and unsecured debt under the indentures governing our unguaranteed unsecured notes.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash provided by operating activities was $93.7 million and $50.2 million for the thirty-nine week periods ended November 30, 2019 and December 1, 2018, respectively. Operating cash flow was positively impacted by lower WBA TSA receivables due to fewer stores on the TSA, a reduction in amounts due from CMS, higher accrued interest and an increase in accounts payable relating to our pharmacy network, partially offset by an increase in receivables due from customers in our Pharmacy Services segment.

Cash used in investing activities was $106.6 million and $152.4 million for the thirty-nine week periods ended November 30, 2019 and December 1, 2018, respectively. Cash used for the purchase of property, plant, and equipment was consistent with the prior year. During the thirty-nine week period ended November 30, 2019, we remodeled 65 stores and spent $33.4 million on file buys. Proceeds from the disposition of assets and investments includes cash proceeds associated with the monetization of company-owned life insurance.

Cash flow provided by financing activities was $141.1 million compared to cash flow used in financing activities of $791.3 million for the thirty-nine week periods ended November 30, 2019 and December 1, 2018, respectively. Cash provided by financing activities for the thirty-nine weeks ended November 30, 2019 reflects net revolver borrowings, partially offset by the repayment of a portion of our 6.875% notes and 7.7% notes.

Capital Expenditures

During the thirteen and thirty-nine week periods ended November 30, 2019 and December 1, 2018 capital expenditures were as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018

New store construction, store relocation and store remodel projects	$15,628	$26,364	$52,962	$72,239
Technology enhancements, improvements to distribution centers and other corporate requirements	29,447	20,289	76,173	66,979
Purchase of prescription files from other retail pharmacies	17,727	11,054	33,435	31,573
Total capital expenditures	$62,802	$57,707	$162,570	$170,791

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolver and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong, we do not expect to be subject to the fixed charge covenant in our New Facilities in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances, and we may evaluate alternative sources of liquidity, including opportunities related to the receivable due to us from CMS. From time to time, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for shares of common stock or other debt securities, issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or seek to refinance our outstanding debt (including our Facilities) or may otherwise seek transactions to reduce interest expense and extend debt maturities. Any of these transactions could impact our financial results. We may also use additional Sale proceeds for one or more of these purposes in accordance with our outstanding agreements.

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

Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), charges or credits for facility closing and impairment, goodwill and intangible asset impairment charges, inventory write-downs related to store closings, gains or losses on debt retirements, the WBA merger termination fee, and other items (including stock-based compensation expense, merger and acquisition-related costs, a non-recurring litigation settlement (as further discussed below), severance, restructuring-related costs and costs related to facility closures and gain or loss on sale of assets). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors. In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

The following is a reconciliation of our net loss to Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 30, 2019 and December 1, 2018:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018(a)
	(dollars in thousands)
Net income (loss) from continuing operations	$52,286	$(17,250)	$(125,758)	$(411,325)
Interest expense	57,856	56,008	176,228	175,033
Income tax expense (benefit)	876	(1,471)	35,878	(117,527)
Depreciation and amortization	82,007	86,685	248,977	270,957
LIFO (credit) charge	(7,440)	5,987	7,553	19,311
Lease termination and impairment charges	166	2,628	2,115	52,096
Goodwill and intangible asset impairment charges	—	—	—	375,190
(Gain) loss on debt retirements, net	(55,692)	—	(55,692)	554
Merger and Acquisition‑related costs	—	4,175	3,599	30,394
Stock-based compensation expense	3,506	1,317	13,598	11,563
Restructuring-related costs	25,275	—	93,770	—
Inventory write-downs related to store closings	93	421	4,083	5,554
Litigation settlement	—	—	—	18,000
Gain on sale of assets, net	(1,371)	(382)	(5,670)	(11,206)
Other	528	4,673	3,946	10,770
Adjusted EBITDA from continuing operations	$158,090	$142,791	$402,627	$429,364
(a)	During fiscal 2019, we revised our definition of Adjusted EBITDA to no longer exclude the impact of revenue deferrals related to our customer loyalty program and further revised our disclosure by presenting certain amounts previously included within Other as separate reconciling items. Consequently, we revised Adjusted EBITDA for the thirteen and thirty-nine week period ended December 1, 2018 to conform with the revised definition and present separate reconciling items previously included with Other.

The following is a reconciliation of our net income (loss) from continuing operations to Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share for the thirteen and thirty-nine week periods ended November 30, 2019 and December 1, 2018. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, a non-recurring litigation settlement (as further discussed below), gains or losses on debt retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, restructuring-related costs and the WBA merger termination fee. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods. Adjusted Net Income (Loss) per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income (Loss):

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 30,	December 1,	November 30,	December 1,
	2019	2018	2019	2018(b)
	(dollars in thousands)
Net income (loss)	$52,286	$(17,250)	$(125,758)	$(411,325)
Add back - Income tax expense (benefit)	876	(1,471)	35,878	(117,527)
Income (loss) before income taxes	53,162	(18,721)	(89,880)	(528,852)
Adjustments:
Amortization expense	24,920	28,768	79,176	96,668
LIFO (credit) charge	(7,440)	5,987	7,553	19,311
Goodwill and intangible asset impairment charges	—	—	—	375,190
(Gain) loss on debt retirements, net	(55,692)	—	(55,692)	554
Merger and Acquisition‑related costs	—	4,175	3,599	30,394
Restructuring-related costs	25,275	—	93,770	—
Litigation settlement	—	—	—	18,000
Adjusted income before income taxes	40,225	20,209	38,526	11,265
Adjusted income tax expense (a)	11,090	5,469	10,622	3,049
Adjusted net income	29,135	$14,740	$27,904	$8,216
Net income (loss) per diluted share	$0.98	$(0.33)	$(2.37)	$(7.79)
Adjusted net income per diluted share	$0.54	$0.28	$0.52	$0.16
(a)	The fiscal year 2020 and 2019 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL’s, state credits and valuation allowance, was used for the thirteen and thirty-nine weeks ended November 30, 2019 and December 1, 2018, respectively.

(b)	During fiscal 2019, we revised our definition of Adjusted Net Income and Adjusted Net Income per Diluted Share to exclude the impact of all amortization expense rather than only the impact of amortization expense related to the EnvisionRx intangible assets. Consequently, we have updated the Adjusted Net Income and Adjusted Net Income per Diluted Share for the thirteen and thirty-nine week periods ended December 1, 2018 to be reflective of our modified definition.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of November 30, 2019 and assumes that we have not repaid or refinanced our existing 6.125% Notes prior to December 31, 2022.

								Fair Value at
	2020	2021	2022	2023	2024	Thereafter	Total	November 30, 2019
	(Dollars in thousands)
Long-term debt, including current portion, excluding financing lease obligations
Fixed Rate	$—	$—	$—	$—	$1,753,490	$266,387	$2,019,877	$1,619,496
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	6.13%	7.61%	6.32%
Variable Rate	$—	$—	$—	$—	$1,585,000	$—	$1,585,000	$1,585,000
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	3.78%	0.00%	3.78%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of November 30, 2019, our annual interest expense would change by approximately $15.9 million. Our annual interest expense would change by approximately $15.9 million when considering the benefit of the Cap which became effective on March 21, 2019.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of common stock during the third quarter of fiscal 2020.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced	Purchased under the
Fiscal period:	Repurchased	Per Share	Plans or Programs	Plans or Programs
September 1 to September 28, 2019	2	$7.13	—	—
September 29 to October 26, 2019	64	$8.92	—	—
October 27 to November 30, 2019	—	$—	—	—

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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.26	Standstill Agreement, dated as of February 18, 2018, among Rite Aid Corporation, Albertsons Companies, Inc. and Cerberus Capital Management, L.P.	Exhibit 10.1 to Form 8-K, filed on February 20, 2018
10.27	Employment Agreement by and between RxOptions, LLC and its affiliates operating the EnvisionRXOptions business and Ben Bulkley dated February 15, 2019	Exhibit 10.27 to Form 10-K, filed on April 25, 2019
10.28	Separation Agreement by and between Rite Aid Corporation and John T. Standley, dated as of March 12, 2019	Exhibit 10.28 to Form 10-Q, filed on July 11, 2019
10.29	Separation Agreement by and between Rite Aid Corporation and Darren Karst, dated as of March 12, 2019	Exhibit 10.29 to Form 10-Q, filed on July 11, 2019
10.30	Separation Agreement by and between Rite Aid Corporation and Kermit Crawford, dated as of March 12, 2019	Exhibit 10.30 to Form 10-Q, filed on July 11, 2019
10.31	Amendment to Employment Agreement by and between Rite Aid Corporation and Bryan Everett, dated as of March 12, 2019	Exhibit 10.31 to Form 10-Q, filed on July 11, 2019
10.32	Amendment to Employment Agreement by and between Rite Aid Corporation and Jocelyn Z. Konrad, dated as of March 12, 2019	Exhibit 10.32 to Form 10-Q, filed on July 11, 2019
10.33	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.34	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019	Exhibit 10.34 to Form 10-Q, filed on July 11, 2019
10.35	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017	Exhibit 10.35 to Form 10-Q, filed on July 11, 2019
10.36	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016	Exhibit 10.36 to Form 10-Q, filed on July 11, 2019
10.37	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001	Exhibit 10.37 to Form 10-Q, filed on July 11, 2019
10.38	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019*	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.39	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019**	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.40	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019	Exhibit 10.2 to Form 8-K, filed on August 12, 2019

Exhibit Numbers	Description	Incorporation By Reference To
10.41	Consulting Agreement by and between Rite Aid Corporation and Avalon Retail Consulting, Inc., through its president, John T. Standley, dated August 14, 2019	Exhibit 10.1 to Form 8-K, filed on August 16, 2019
10.42	Employment Agreement dated October 2, 2019 by and between Rite Aid Corporation and James Peters	Exhibit 10.1 to Form 8-K, filed on October 2, 2019
10.43	Separation Agreement dated October 2, 2019 by and between Rite Aid Corporation and Bryan Everett	Exhibit 10.2 to Form 8-K, filed on October 2, 2019
10.44	Consulting Agreement dated October 2, 2019 by and between Rite Aid Corporation and Bryan Everett	Exhibit 10.3 to Form 8-K, filed on October 2, 2019
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

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

Date: January 6, 2020	RITE AID CORPORATION

	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Executive Vice President and Chief Financial Officer

Date: January 6, 2020	By:	/s/ BRIAN T. HOOVER
Brian T. Hoover
Senior Vice President and Chief Accounting Officer