Form 10-K
period 2020-02-29
RITE AID CORP
filed 2020-04-27
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended February 29, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “Large Accelerated Filer,” “Accelerated Filer,” “Smaller Reporting Company,” and “Emerging Growth Company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on August 31, 2019 was approximately $349,426,555. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.

As of April 16, 2020 the registrant had outstanding 54,704,579 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	the impact of widespread health developments, including the global coronavirus (“COVID-19”) pandemic, and the responses thereto (such as voluntary and in some cases, mandatory quarantines as well as shut downs and other restrictions on travel and commercial, social and other activities) which could materially and adversely affect, among other things, the economic and financial markets and labor resources of the locations in which we operate, access to credit, our front-end and pharmaceutical operations, commercial operations and sales force and executive and administrative personnel. These widespread health developments could also materially and adversely affect our third-party service providers, including suppliers and business partners, and customers and the demand for our products. These developments could result in recessionary economic conditions which could negatively impact our front-end sales and e-commerce business. Any of these developments could result in a material adverse effect on our business, financial conditions and results of operations;

●	our ability to successfully implement our new business strategy (including any delays as a result of COVID-19) and improve the operating performance of our stores;

●	our high level of indebtedness and our ability to satisfy our obligations and the other covenants contained in our debt agreements;

●	general competitive, economic, industry, market, political (including healthcare reform), and regulatory conditions, as well as factors specific to the markets in which we operate;

●	the impact of private and public third party payors’ continued reduction in prescription drug reimbursement rates and efforts to encourage mail order;

●	our ability to achieve the benefits of our efforts to reduce the costs of our generic and other drugs;

●	the risk that we may experience shortages in our generic drug supply due to replenishment delays resulting from COVID-19, which could result in the substitution of generic drugs with brand drugs, which generally have a lower profit margin;

●	the risk that changes in federal or state laws or regulations, including the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection and the Affordable Care Act (or "ACA") and any regulations enacted thereunder may occur;

●	the impact of the loss of one or more major third party payor contracts and the risk that providers and state contract changes may occur;

●	the risk that we will not be able to meet our obligations under our Transition Services Agreement (“TSA”) with Walgreens Boots Alliance, Inc. (“WBA”), which could expose us to significant financial penalties;

●	the risk that we cannot reduce our selling, general and administrative expenses enough to offset lost income from the TSA as the amount of stores serviced under the agreement decreases;

●	the risk that we may need to take further impairment charges if our future results do not meet our expectations;

●	our ability to refinance our indebtedness on terms favorable to us;

●	our ability to sell our calendar 2020 Centers of Medicare and Medicaid Services (“CMS”) receivable, which could negatively impact our leverage ratio;

●	our ability to grow prescription count and realize front-end sales growth;

●	the continued integration of our new senior management team and our ability to realize the benefits from our organizational restructuring;

●	our ability to achieve cost savings through the organizational restructurings within our anticipated timeframe, if at all;

●	decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

●	our ability to manage expenses and our investments in working capital;

●	the continued impact of gross margin pressure in the pharmacy benefit management (“PBM”) industries due to continued consolidation and client demand for lower prices while providing enhanced service offerings;

●	risks related to compromises of our information or payment systems or unauthorized access to confidential or personal information of our associates or customers;

●	our ability to maintain our current pharmacy services business and obtain new pharmacy services business, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations and the risk that we cannot meet client guarantees;

●	our ability to maintain our current Medicare Part D business and obtain new Medicare Part D business, as a result of the annual Medicare Part D competitive bidding process and meet the financial obligations of our bid;

●	the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

●	changes in future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies;

●	the risk that we could experience deterioration in our current Star rating with the CMS or incur CMS penalties and/or sanctions;

●	the nature, cost and outcome of pending and future litigation and other legal or regulatory proceedings, and governmental investigations;

●	the inability to fully realize the benefits of our tax attributes; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Overview and Factors Affecting Our Future Prospects” included in this Annual Report on Form 10-K. Additionally, the continued impact of COVID-19 could heighten many of the risk factors described herein.

PART I

Item 1.   Business

Overview

Rite Aid Corporation (“Rite Aid” or the “Company”) is on the front lines of delivering health care services and retail products to over one million Americans daily. Our pharmacists are uniquely positioned to engage with customers and improve their health outcomes. We provide an array of whole being health products and services for the entire family through over 2,400 retail pharmacy locations across 18 states. Through EnvisionRxOptions, which is soon to be rebranded Elixir, we provide pharmacy benefits and services to approximately four million members nationwide.

Our headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange under the trading symbol of “RAD.” We were incorporated in 1968 and are a Delaware corporation.

Fiscal 2020 was a year of significant change for Rite Aid. During fiscal 2020, Rite Aid undertook various restructuring initiatives, appointed new members to its Board of Directors, and hired a new executive leadership team, in order to support our objective to continue to operate as an independent, stand-alone organization. Rite Aid has the ability to leverage the power of its assets and personnel, including its trusted pharmacists, to deliver a compelling, comprehensive offering through all channels. These offerings will not only help our current and future consumers to get healthy, it will help them to thrive. While our strategy will take some time to execute, we made significant progress during fiscal 2020 that provides us with a strong foundation on which to build. Our accomplishments include, but are not limited to, i) reduced our corporate expenses by approximately $55 million on an annualized basis, ii) extended 35% of our calendar 2023 bond maturities to calendar 2025, iii) reduced our debt and improved our leverage ratio, and iv) implemented LEAN initiatives, a method used by companies worldwide to build a culture of continuous improvement, to reduce working capital tied to inventory and improve our pharmacist’s productivity. While these accomplishments are important, they are simply the groundwork needed to allow Rite Aid to unlock its potential through the implementation of our long-term initiatives, our RxEvolution.

RxEvolution – On March 16, 2020, we announced our new strategic plan and initiatives, named “RxEvolution”, which include significant rebranding, merchandising, marketing, integration and operational initiatives, in both our Retail Pharmacy and Pharmacy Services segments. The execution of these overarching initiatives will result in the reintroduction of our trusted and iconic Rite Aid brand to a new generation of consumers, maintain relevance in an ever changing marketplace, and thrive as a significant health care services company with a retail footprint. Our initiatives are focused on three primary areas, i) to become the dominant mid-market pharmacy benefit manager (PBM), ii) to unlock the value of our pharmacists, and iii) to renew our retail and digital experience.

Becoming the dominant mid-market PBM: Rite Aid’s pharmacy benefits and services company, EnvisionRxOptions, includes multiple PBMs, technology and claims adjudication software, mail delivery and specialty pharmacy services, network and rebate administration, as well as prescription discount programs and Medicare Part D insurance for individuals and groups. With a stronger, integrated offering, this soon-to-be rebranded business will be well positioned with mid-market employer groups and regional health plans looking for an alternative to the large, health plan affiliated PBM’s. Additionally, given the affiliation with Rite Aid’s stores, EnvisionRxOptions has the opportunity to improve its competitive positioning, deliver exceptional retail and mail order pharmacy service, and contribute to positive clinical outcomes. EnvisionRxOptions is now the only payor agnostic PBM with a retail pharmacy footprint.

We believe EnvisionRxOptions is poised for strong growth and improved profitability, and represents the largest potential growth opportunity for Rite Aid.

Unlocking the value of Rite Aid’s pharmacists: Rite Aid is innovating across all of its retail and mail order pharmacy channels, including its PBM and suite of pharmacy service solutions. These innovations go beyond just filling prescriptions to offering an array of over-the-counter, clinical and holistic health and wellness solutions, focused on helping customers thrive. Pharmacists are highly educated, knowledgeable, accessible, and one of the most trusted healthcare providers; however, their full potential is not always being utilized or valued. Rite Aid’s 6,400 pharmacists will be whole-being health advocates, allowing them to practice at the top of their license and education. Our pharmacists will go beyond their traditional role to an expanded role, in which they are encouraging a holistic approach to health. Rite Aid is leveraging our associates to engage with LEAN tools, developing new workflows and technologies to free up our pharmacists’ time, and we are also launching our new Pharmacy of the Future, which moves our pharmacists physically closer to the consumer. These new workflows, tools and new space will allow our pharmacists to engage more personally with our consumers.

Renewing Rite Aid’s retail and digital experience: As consumers increasingly focus on self-care, they seek to strike the perfect balance between traditional health and holistic wellness. Rite Aid’s goal is to be a whole-being health destination that treats mind, body and spirit. To introduce new generations to our iconic brand, Rite Aid is elevating its in-store experience, increasing personalized digital engagement, and refreshing merchandise to include a wide assortment of products with ingredients that are meaningful to Millennial and Gen X shoppers. Rite Aid is re-branding with a new logo to signal this bold change in pharmacy and retail. Later this year, Rite Aid is planning to introduce its Store of the Future, which will be a trusted household wellness destination that helps consumers on the journey of care for parents, children and pets.

We believe that the strategy inherent in our RxEvolution will enable us to unlock the incredible potential of our trusted and iconic brand. By reinvigorating our integrated PBM offerings, enhancing the role of our 6,400 pharmacists and revitalizing our retail and digital experience, Rite Aid will not only remain relevant to a new generation of consumers, but can thrive as an independent healthcare company with a retail footprint.

As described in the following paragraphs, under prior leadership, during the past several years, Rite Aid had been involved in certain activities designed to sell itself and portions of its business.

Termination of the Merger Agreement—On February 18, 2018, Rite Aid entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Albertsons Companies, Inc. (“Albertsons”), Ranch Acquisition II LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of Albertsons (“Merger Sub II”) and Ranch Acquisition Corp., a Delaware corporation and a wholly-owned direct subsidiary of Merger Sub II (together with Merger Sub II, the “Merger Subs”). On August 8, 2018, Rite Aid, Albertsons and the Merger Subs entered into a Termination Agreement (the “Merger Termination Agreement”) under which the parties mutually agreed to terminate the Merger Agreement. Subject to limited customary exceptions, the Merger Termination Agreement mutually releases the parties from any claims of liability to one another relating to the contemplated merger. Under the terms of the Merger Agreement, neither Rite Aid nor Albertsons is responsible for any payments to the other party as a result of the termination of the Merger Agreement and Rite Aid is no longer subject to the interim operating covenants and restrictions contained in the Merger Agreement.

Asset Sale—On September 18, 2017, we entered into the Amended and Restated Asset Purchase Agreement (the “Amended and Restated Asset Purchase Agreement”) with WBA and Walgreen Co., an Illinois corporation and wholly-owned direct subsidiary of WBA (“Buyer”), which amended and restated in its entirety the previously disclosed Asset Purchase Agreement (the “Original Asset Purchase Agreement”), dated as of June 28, 2017, by and among Rite Aid, WBA and Buyer. Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer agreed to purchase from Rite Aid 1,932 Acquired Stores, three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of approximately $4.375 billion, on a cash-free, debt-free basis (the “Asset Sale” or “Sale”). As of February 29, 2020, we have completed the transfer of all 1,932 stores and related assets to WBA and received cash proceeds of $4.157 billion and two of the three distribution centers and related assets for proceeds of $124.0 million. On April 1, 2020, we completed the inventory transfer at our remaining distribution center to WBA for proceeds of $19.3 million.

The transfer of the remaining distribution center and related non-inventory assets remains subject to minimal customary closing conditions applicable only to the distribution center being transferred at such distribution center closing, as specified in the Amended and Restated Asset Purchase Agreement. The transfer of the remaining distribution center and related non-inventory assets is expected to occur in May 2020, and will constitute the final closing under the Amended and Restated Asset Purchase Agreement. The term of the TSA continues after the final closing until October 17, 2020, unless earlier terminated.

Based on its magnitude and because we are exiting certain markets, the Sale represents a significant strategic shift that has a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale, as required by generally accepted accounting principles (“GAAP”).

In fiscal 2020, we continued reporting our business in two distinct segments. Our Retail Pharmacy Segment consists of Rite Aid stores, RediClinic and Health Dialog. Our Pharmacy Services Segment consists of EnvisionRxOptions, our PBM, which is soon to be rebranded as Elixir (“EnvisionRx” or “EnvisionRxOptions”).

Retail Pharmacy Segment— In our Rite Aid retail stores, our highly trained pharmacists dispense prescription medication and educate our customers on non-prescription remedies that can supplement traditional options. We offer a wide range of healthcare counseling services, including administering immunizations against the flu and shingles, assisting our customers with high blood pressure, cholesterol and diabetes, providing guidance on combating obesity and tobacco addiction, and educating our customers on managing medications and potential side effects. In addition, we offer a wide assortment of other merchandise to complement our pharmaceutical services and to provide convenience of our customers, which we call “front-end” products. In fiscal 2020, prescription drug sales accounted for 67.0% of our total drugstore sales. We believe that our pharmacy operations will continue to represent a significant part of our business due to a combination of our efforts to expand the role of our 6,400 pharmacists as whole-being health advocates, to industry trends, such as an aging population, increased life expectancy, anticipated growth in the federally funded Medicare Part D prescription program as “baby boomers” continue to enroll and the discovery of new and better prescription drug and over-the-counter therapies. We carry a full assortment of front-end products, which accounted for the remaining 33.0% of our total drug store sales in fiscal 2020. Front-end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, food and beverages, greeting cards, seasonal merchandise and numerous other everyday and convenience products.

We differentiate our stores from other national chain drugstores, in part, through our wellness+ Rewards loyalty program, our Wellness format stores, innovative merchandising, owned brands and our strategic partnership with GNC, a leading retailer of vitamin and mineral supplements. We offer a wide variety of products through our portfolio of owned brands, which contributed approximately 19% of our front-end sales in fiscal 2020.

The average size of each store in our chain is approximately 13,600 square feet, and average store size is larger for our locations in the western United States. As of February 29, 2020, 58% of our stores were freestanding; 54% of our stores included a drive-thru pharmacy; and 66% included a GNC store within a Rite Aid store.

RediClinic, based in Houston, is an operator of retail clinics. RediClinics are staffed by board-certified nurse practitioners and physician assistants, who are trained and licensed to treat common conditions and provide preventative services, in collaboration with local physicians who are affiliated with a leading health care system in each market. Patients can be treated for more than 30 common medical conditions and RediClinic’s clinicians are able to write prescriptions for these conditions when appropriate. Additionally, RediClinics provide a broad range of preventive services, including screenings, medical tests, immunizations and basic physical exams. We operated a total of 67 RediClinics at the end of fiscal 2020. We have owned 100% of RediClinic since 2014.

Health Dialog, based in Boston, is a provider of healthcare coaching and disease management services to health plans and employers. Health Dialog provides these services using a call in line staffed by nurse practitioners and through an on-line platform. We have owned 100% of Health Dialog since 2014.

Pharmacy Services Segment—EnvisionRxOptions, our mid-market national pharmacy benefits manager (“PBM”), provides a fully integrated suite of PBM offerings including technology solutions, mail delivery services, specialty pharmacy, network and rebate administration, claims adjudication and pharmacy discount programs. EnvisionRxOptions also provides prescription discount programs and Medicare Part D insurance offerings for individuals and groups. EnvisionRxOptions provide services to various clients across its different lines of business, including major health plans, commercial employers, labor groups and state and local governments, representing approximately 4 million covered lives. Additionally, our Medicare Part D insurance offerings represents 0.9 million covered lives.

EnvisionRxOptions will continue to focus its efforts and offerings to its target market of small to mid-market employers, labor unions and regional health plans, including provider led health plans, and government sponsored Medicaid and Medicare plans.

We believe that EnvisionRxOptions is an integral component of our future success. We believe EnvisionRxOptions has the opportunity to become a dominant mid-market PBM through its compelling healthcare services offerings and outstanding digital engagement, and its connection to the 2,461 Rite Aid retail stores. EnvisionRxOptions primary market differentiator is that it is the only payor-agnostic PBM with a retail pharmacy footprint. We have owned 100% of EnvisionRxOptions since 2015.

Restructuring activities—In March 2019, the Board of Directors initiated certain restructuring programs to realign Rite Aid’s executive management team to facilitate its goal of operating as a fully integrated stand-alone healthcare company with a retail footprint. During fiscal 2020, Rite Aid implemented restructuring activities to revitalize its turnaround efforts aimed at the continued streamlining of its operations, extending debt maturities, and reducing its leverage ratio, which will help provide Rite Aid with the ability to execute its long-term strategy. We expect to incur one-time restructuring charges of approximately $60 million during fiscal year 2021 as we continue to implement our restructuring initiatives. These initiatives will include rebranding efforts related to our Retail and PBM businesses and the transition of certain lines of merchandise.

Industry Trends

Despite an increase in prescription drug usage, the rate of pharmacy sales growth in the United States continues to be negatively impacted by a decline in new blockbuster drugs, a longer FDA approval process, drug safety concerns, higher copays and an increase in the use of generic (non-brand name) drugs, which are less expensive but generate higher gross margins. New drug development in the next few years is expected to be concentrated in specialty prescriptions, which are high cost drugs targeted toward complex or rare chronic conditions. We expect prescription usage to continue to grow in the coming years due to the aging U.S. population, increased life expectancy, “baby boomers” continuing to become eligible for the federally funded Medicare prescription program and new drug therapies. Additionally, rising U.S. healthcare costs and the shortage of primary care physicians are creating opportunities for pharmacists and drugstores to play a more active role in driving positive health outcomes for patients. Services such as immunizations, medication therapy management, chronic condition management, clinics, medication compliance and counseling. In the face of the current pandemic, pharmacists are on the front line of testing, and with RediClinic@Home, telehealth will extend our efforts well beyond filling prescriptions. We believe that offerings such as these will gain additional momentum in a rapidly changing healthcare environment.

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

The retail drugstore industry continues to rely significantly on third party payors. Over the past several years, third party payors, including the Medicare Part D plans and the state-sponsored Medicaid and related managed care Medicaid agencies, have changed the eligibility requirements of participants and have successfully reduced certain reimbursement rates. This trend is expected to continue, which puts added pressure on our and our competitors’ results.

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

The PBM industry has been historically concentrated across the three largest PBMs, although niche PBMs and organizations seeking to carve-out specific PBM-related services continue to emerge.  Plan sponsor buyers are seeking new and innovative solutions to manage pharmacy benefit costs.  Certain market segments, such as regional health plans and union Taft-Hartley plans, are reacting to vertical consolidation by the big three PBMs and seeking viable alternative PBM providers.  Plan sponsors with covered populations in geographically concentrated areas, such as hospital/health system clients and small to mid-sized employers, are seeking to leverage geographic opportunities to negotiate more favorable pharmacy pricing and/or leverage community based clinical management resources.

Strategy

In fiscal 2020, we revitalized and redefined our long-term strategy aimed at operating as a fully integrated stand-alone healthcare company with a retail footprint. We have made significant progress on our turnaround efforts during fiscal 2020 toward our overall goals, which provides us with a strong foundation on which to build. Our accomplishments include, but are not limited to, i) reduced our corporate expenses by approximately $55 million on an annualized basis, ii) extended 35% of our calendar 2023 bond maturities to calendar 2025, iii) reduced our debt and improved our leverage ratio, and iv) implemented LEAN initiatives to reduce working capital tied to inventory and improve our pharmacist’s productivity. In addition to the significant milestones previously noted, we have been taking steps to grow membership at our PBM and to stabilize our retail operations. In our Retail Pharmacy segment, we engaged with our pharmaceutical suppliers to ensure that we have low drug acquisition costs for filling prescriptions and engaged with our payor partners to gain better reimbursement rate predictability and access. We continued to expand the clinical role of our pharmacists, including immunizations. In our Pharmacy Services segment, we focused on pharmacy network management and the expansion of our Medicare Part D enrollment.

Following are descriptions of some of our key initiatives for fiscal 2021. Our initiatives are focused on three primary areas, i) to become the dominant mid-market pharmacy benefit manager (PBM), ii) to unlock the value of our pharmacists, and iii) to renew our retail and digital experience. While we have certain goals and targets as described below, a prolonged impact of COVID-19 could result in certain delays in achieving such goals or require us to shift priorities on a temporary basis.

Expanded Healthcare Services—In fiscal 2020, we continued to expand the role of our Rite Aid pharmacists in delivering health and wellness services that go beyond filling prescriptions. We have accelerated these efforts over the past year by focusing on a clinical pharmacy services strategy known as AIM, which stands for Adherence, Immunizations and Medication Therapy Management (“MTM”). A key part of our AIM strategy is operating as efficiently as possible so that our pharmacists have additional time to perform these increasingly valuable clinical services.

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

A key area of focus has been our immunizations program, which has grown significantly in recent years. In fiscal 2020, our pharmacists administered an all-time company record, based on historical performance of go-forward Rite Aid stores, of 4.1 million immunizations, including more than 2.7 million flu shots. Pharmacists also increased the number of non-flu or ancillary immunizations, which protect against conditions such as shingles, pneumonia and whooping cough, by nearly 60% for a total of more than 1.4 million. Both flu and ancillary immunizations will continue to be a key priority in fiscal 2021.

We continued to make progress in expanding our MTM services, in which pharmacists engage with patients and focus on managing their entire medication regimen to drive positive health outcomes. Our results exceeded both last year and our plan for fiscal 2020. We can also improve productivity by further increasing 90-day prescriptions and leveraging our workload balancing program that enables pharmacists at lower-volume stores and in our central fill facility to remotely support prescription dispensing at higher-volume stores.

For fiscal 2021, we will continue to focus on increasing pharmacy efficiencies, further empowering pharmacists with tools and resources they need to proactively engage with consumers and be whole health advocates. Our 6,400 pharmacists are our greatest resource and are being repositioned as whole health advocates by enhancing their traditional pharmacist role to encourage a holistic approach to health. Pharmacists are among the most trusted healthcare advisors, engaging with customers, on average, upwards of twenty-five times per year, which uniquely positions them as we continue to focus on bringing pharmacists front and center in the store and out from behind the counter, so that they can have more personal interactions and engagement with consumers to support their health and wellness goals. We believe our approach of repositioning our pharmacists will drive more growth by making our greatest resource more accessible to the consumer while allowing our pharmacists to operate at the top of their license. Today's pharmacist is spending about 70% to 80% of their time on non consumer-facing activities. Our goal is to reposition the pharmacist so that they're spending 70% to 80% of their time proactively engaging with consumers in not only the pharmacies, but in the aisles, in wellness rooms via telehealth and even connecting to consumers using our 24/7 chat. As our pharmacists increase their personal interaction with customers, they will enhance our value proposition through customer advisement on traditional therapeutics as well as natural and over-the-counter solutions included in our product offering.

Unique Healthcare Assets—An important part of our retail healthcare strategy continues to be finding ways to integrate our expanded suite of healthcare assets with our base of conveniently located retail pharmacies to deliver a higher level of care and service in our communities. This includes leveraging our store base, RediClinic and Health Dialog. RediClinic is an important component of our efforts to expand Rite Aid’s retail healthcare offering through its clinical services capabilities. As of February 29, 2020, we had 31 RediClinics operating in Rite Aid stores throughout the Philadelphia and New Jersey markets. Including our locations in Texas, we operated a total of 67 RediClinics at the end of fiscal 2020. Rite Aid also owns HealthDialog, a population management and analytics company that provides health care coaching and disease management services to health plans and employers. Health Dialog provides these services using a call center staffed by nurse practitioners and through an on-line platform. The capabilities of EnvisionRxOptions are also integral to our healthcare strategy. EnvisionRxOptions can assist in our efforts to create cost-effective solutions to employers and health plans; and drive growth.

Our Pharmacy Services Segment strategy centers on providing innovative pharmaceutical solutions and quality client service in order to help improve clinical outcomes for our clients’ plan members while assisting our clients and their plan members in better managing overall health care costs. Our clients are primarily employers, insurance companies, unions, government employee groups, regional health plans, Managed Medicaid plans, Medicare plans, other sponsors of health benefit plans, and individuals throughout the United States. Our goal is to produce superior results for our clients and their members/employees by leveraging our expertise in core PBM services, including: plan design offerings and administration, formulary management, Medicare Part D services, mail order, specialty pharmacy services, retail pharmacy network management services, clinical services, disease management services, and other spend management. We also plan to drive leading consumer engagement through digital and omni-channel tools. During fiscal 2020, EnvisionRxOptions made significant progress in continuing to grow its Medicare Part D business, with 39% year-over-year membership growth and a total enrollment of approximately 868,000 as of February 29, 2020.

Front-end Merchandising—Our front-end offering remains a critical part of Rite Aid’s business. We focus on providing outstanding customer experiences, leveraging our valuable brand, developing individualized and unique customer relationships and continuing to evolve the products and services we offer. In fiscal 2020, we continued to focus on strengthening our core categories of health, beauty, vitamins and consumables.

In fiscal 2021, we intend to expand or shift to better-for-you products with an emphasis on products that promote health and wellness, are better for the environment and create a point of differentiation and purpose in a way that we haven't in the recent past. Our merchandising refresh will show a product assortment that is relevant with a broad multigenerational consumer base, especially our growth target, clean and holistic skin care, healthy beverages, low in sugar, healthy snack alternatives, fresh refrigerated products, vitamins and supplements, including CBD, aroma therapy, natural bath brands, holistic sleep remedies and natural stress reducers. Rite Aid will continue reducing or eliminating items that aren't relevant to today's consumer and are unproductive products that do not turn enough to warrant placement on our shelves. Rite Aid is deemphasizing categories such as hardware, electronics and home entertainment, which are less relevant as we move from convenience to destination.

In addition, we intend to accelerate our focus on growing own brand sales, as these items offer tremendous value to customers while enhancing our profitability. We see a significant opportunity to drive margin with own brand products with key attributes such as natural, organic, clean, cruelty free, fair trade and chemical free. Rite Aid has set a goal to grow own brand percentage to 23% by the end of fiscal 2021. By investing in our expansion of a new assortment focused on health, beauty and better-for-you products and enhancing our assortment with a focus on healthier product attributes, we are building the foundation for executing our health and wellness strategy.

Omni-Channel Capabilities—In fiscal 2020, we signed an agreement to partner with Adobe to begin our omni-channel transformation. In fiscal 2021, backed by additional capital investments, we will continue these efforts while also aggressively testing new ways to engage with our customers in providing a seamlessly connected customer experience that attracts new customers while increasing trip frequency and basket size for existing customers.

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

Store Remodels—In fiscal 2020, we continued to strengthen Rite Aid as a healthcare destination by completing additional store remodels. As a result, our total number of remodeled stores reached 1,826 by the end of the fiscal year, which means that 74% of our total store base. We also opened two new stores and relocated five stores.

In fiscal 2021, we plan to introduce 75 Stores of the Future, starting with a set of test pilots followed by a staged market approach. The Store of the Future is a completely remodeled store that allows us to reposition the brand while becoming the destination for enhanced mind, body, and spirit.

Prescription File Purchases—In fiscal 2020, we spent $42.7 million on the purchase of prescription files. We plan to increase our level of prescription file purchases in fiscal 2021 to approximately $50.0 million as they drive additional traffic to our stores and deliver a strong return on investment.

Drug Purchasing and Distribution Efficiencies—In fiscal 2019, after a careful and comprehensive review of our drug purchasing options, we agreed to key terms of an amendment to our drug purchasing agreement with McKesson Corporation (“McKesson”). Under these terms, McKesson will continue to source all of Rite Aid’s branded and generic pharmaceuticals and provide direct-to-store delivery to all of our pharmacies through March of 2029. In fiscal 2021, we expect to continue to benefit from the agreed upon terms of this agreement.

Cost Control—In fiscal 2021, we will continue to pursue opportunities to control our costs in order to help mitigate the impact of declining reimbursement rates and align our business with a new operational structure as the TSA with WBA winds down. In fiscal 2020 we announced a major organizational restructuring that reduced managerial layers and consolidated roles across the organization. As a result of this restructuring, we will achieve annual cost savings of approximately $55.0 million. In fiscal 2021, we will target further cost savings through multiple opportunities, including: the consolidation of supporting functions at Rite Aid and EnvisionRxOptions; renewed focus on driving down cost of indirect procurement, including using an outsourced vendor to help us better leverage scale and achieve a better line of sight into market cost; the expansion of our central fill capabilities, which will drive further labor efficiencies, which we can reinvest into freeing up pharmacists' time to engage with our customers; expansion of self-checkout to drive labor efficiencies and improve traffic in high front-end volume stores; rationalization of our call center facilities in both the retail and PBM business; and further reduction of high-cost circular advertising, which will reduce print and distribution costs.

Products and Services

Sales of prescription drugs for our Retail Pharmacy segment represented approximately 67.0%, 66.6% and 65.9% of our total drugstore sales in fiscal years 2020, 2019 and 2018, respectively. In fiscal years 2020, 2019 and 2018, prescription drug sales were $10.4 billion, $10.4 billion and $10.3 billion, respectively. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and our consolidated financial statements.

We carry a full assortment of non-prescription, or front-end, products. The types and number of front-end products in each store vary, and selections are based on customer needs and preferences and available space. No single front-end product category contributed significantly to our sales during fiscal 2020. Our Retail Pharmacy segment’s principal classes of products in fiscal 2020 were the following:

Percentage of
Product Class	Sales
Prescription drugs	67.0%
Over-the-counter medications and personal care	11.0%
Health and beauty aids	5.0%
General merchandise and other	17.0%

We offer a wide variety of products under our private brands to meet the needs of our customers in virtually every non-pharmacy department. We intend to increase our private brand sales and penetration in fiscal 2021 by expanding our product lines, refreshing our package design, along with leveraging our marketing vehicles. We believe that our assortment is differentiated and a compelling value to our customers based on our emphasis on high quality standards and everyday/promotional pricing, while at the same time, improving our gross margin and reducing our working capital investment in inventory.

We have a strategic alliance with GNC under which we have opened over 1,623 GNC stores within Rite Aid stores as of February 29, 2020 and have a contractual commitment to open at least 99 additional GNC stores within Rite Aid stores by December 2021. We believe the GNC stores enhance our wellness offerings and help differentiate us from our competitors. GNC is a leading nationwide retailer of vitamin and mineral supplements, personal care, fitness and other health-related products.

Through our 100% owned subsidiary, EnvisionRxOptions, we offer a broad range of pharmacy-related services. In addition to its transparent and traditional PBM offerings through the EnvisionRx and MedTrak PBMs, EnvisionRx also offers fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies. Through its Envision Insurance Company (“EIC”), EnvisionRx also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. In addition, EnvisionRx, through its state of the art Laker Software, performs prescription adjudication services for its own claims as well as claims for other PBM’s.

Technology

All of our stores are integrated into a common pharmacy system, which enables our customers to fill or refill prescriptions in any of our stores throughout the country, identifies adverse drug interactions, and enables our pharmacists to fill prescriptions more accurately and efficiently. Our customers may also order prescription refills over the Internet through our website, www.riteaid.com, our mobile app, or over the phone through our telephonic automated refill systems for pick up at a Rite Aid store or home delivery from a majority of our stores. We have automated pharmacy dispensing units in high volume stores, which are linked to our pharmacists’ computers that fill and label prescription drug orders. We utilize central fill technology to facilitate the automated picking, packaging, and labeling of prescriptions in a central filling location, which are sent to certain retail stores for delivery to the customer. We also utilize workload sharing technology within our stores, whereby stores within a close proximity can shift the fulfillment of prescriptions to stores with excess capacity. The efficiency of these processes allows our pharmacists to spend more time consulting with and answering our customers’ questions and concerns about their prescription medications and health conditions. Additionally, each of our stores employs point-of-sale technology that supports sales analysis and recognition of customer trends. This same point-of-sale technology facilitates the maintenance of perpetual inventory records which, together with our sales analysis, drives our automated inventory replenishment process.

In connection with our RxEvolution, we will greatly enhance and modernize the technology platforms that power our company, with a relentless focus on customer experience and design.  Our customers will visibly see a prompt and significant shift in how technology is utilized to provide a seamless and connected experience, in store, online and with mobile.  As an important step in our digital journey, we launched our new website, mobile application, and e-commerce solution in the first quarter of fiscal 2021.  This personalized user experience is built on a modern and scalable platform that will serve as the foundation for our digital and omni-channel solutions.

Currently, Envision and MedTrak run as separate PBMs, with unique systems and processes. We are in the process of bringing together the best systems and processes across each organization to create a single, consistent PBM platform focused on providing an optimized member, client, and partner experience.

We are also in the process of relaunching our EnvisionRxOptions mobile app with a focus on getting customers the information and services they need, in a manner that is completely personalized to them. It will not simply facilitate transactions, but rather provide customized, educational content, services and solutions that our customers need to get the most effective low cost prescriptions.

We intend to deliver these digital initiatives during the next two fiscal years. The digital experience initiatives we have outlined with our PBM, our pharmacies, our stores online, and through mobile, will revolutionize how we engage and service customers, members and partners.

Sources and Availability of Raw Materials

Since fiscal 2015, under our pharmaceutical purchasing and delivery agreement (“Purchasing and Delivery Agreement”) with limited exceptions, we purchased all of our branded pharmaceutical products and almost all of our generic (non-brand name) pharmaceutical products from McKesson. If our relationship with McKesson were disrupted, we could temporarily experience difficulties filling prescriptions for branded and generic drugs until we execute a replacement wholesaler agreement or develop and implement self-distribution processes.

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

Customers and Third Party Payors

During fiscal 2020, our stores filled approximately 169.2 million prescriptions and served over one million customers per day. The loss of any one customer would not have a material impact on our results of operations.

In fiscal 2020, substantially all of our pharmacy sales were to customers covered by third party payors (such as insurance companies, prescription benefit management companies, government agencies, private employers or other managed care providers) that agree to pay for all or a portion of a customer’s eligible prescription purchases based on negotiated and contracted reimbursement rates. During fiscal 2020, the top five third party payors accounted for approximately 79.9% of our pharmacy sales. The largest third party payor, Caremark, represented 28.8% of our pharmacy sales. The loss of, or a significant change to the prescription drug reimbursement rates by, a major third party payor could decrease our revenue and harm our business.

During fiscal 2020, Medicaid and related managed care Medicaid payors sales were approximately 19.0% of our pharmacy sales, of which the largest single Medicaid payor was approximately 1.4% of our pharmacy sales. During fiscal 2020, approximately 38.4% of our pharmacy sales were to customers covered by Medicare Part D.

Through our Pharmacy Services segment we provide innovative pharmaceutical solutions for our clients which are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States.

During fiscal 2020, Medicare Part D payor revenue was approximately 42.8% of our Pharmacy Services Segment revenue, of which the largest single Medicare Part D payer was approximately 27.4% of our Pharmacy Services Segment revenue. During fiscal 2020, approximately 24.9% of our Pharmacy Services Segment revenue was to customers covered by Commercial payors.  During fiscal 2020, approximately 14.9% of our Pharmacy Services Segment revenue was to customers covered by Medicaid payors.

Competition

The retail drugstore and pharmacy benefit management industries are highly competitive. Our retail drugstore operations compete with, among others, retail drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, discount stores, wellness offerings, dollar stores and mail order and internet pharmacies. We compete on the basis of store location, convenience, customer service, product selection, price, and payor access. Our pharmacy benefit management operations compete with other pharmacy benefit managers, such as Caremark and Express Scripts, OptumRx and emerging competitors. We will increasingly compete on the basis of our PBM service offerings flexibility, clinical offerings, network management, Rite Aid as an anchor (in Rite Aid markets), omni-channel consumer engagement, and the strength of client facing teams through both transparent and traditional PBM models.

We believe continued consolidation in the healthcare industry, and the aggressive discounting of generic drugs by supermarkets and mass merchandisers and other PBM service providers will further increase competitive pressures in our industries.

Marketing and Advertising

In fiscal 2020, we advanced efforts to provide a seamlessly connected omni-channel customer experience. We continue to take a holistic approach to managing our media mix while shifting towards a digital-first strategy. Marketing and advertising expense was approximately $142.1 million, which was spent on our weekly circular (print and digital), wellness+ rewards program/customer relationship marketing (CRM), digital/social marketing and focused pharmacy marketing initiatives including television, radio and direct mail. Our marketing and advertising activities are primarily focused on the following:

●	Promotional marketing, a digital-first approach and further reduction of print advertising, to drive share of wallet and new customer acquisition;
●	Our free wellness+ rewards loyalty program, which benefits our members in several ways:
●	Members gain access to our promotional pricing communicated in the weekly circular and at the shelf. This includes the ability to earn BonusCash rewards that can be redeemed in-store or online.
●	Members earn wellness+ points for every dollar spent on eligible front-end products and for every eligible prescription filled. The accumulation of these points can qualify members for front-end savings of up to 20% off every day.

●	Members who are 65+ years old can also join our wellness65+ program for front-end savings of 20% off on the first Wednesday of every month (Wellness Wednesdays), regardless of their wellness+ points status.
●	Members receive targeted and personalized offers through traditional retail distribution channels.
●	Digitally-engaged members also gain access to the convenience of Load2Card coupons, email and text/SMS communications, as well as personalized digital offers and shopping experiences at riteaid.com and via our Mobile App.
●	Emphasis on the broad selection, great quality and value of our own brand products;
●	Increased focus on 1:1 marketing through CRM programs;
●	Support of specific market-wide initiatives and individual store programs such as competitive defense, prescription file buys and grand openings for new and remodeled stores;
●	Focused efforts on our omni-channel marketing initiatives including our Rite Aid mobile app, social media, our riteaid.com website and e-commerce;
●	Additional programs focused on health and wellness such as One Trip Refills, Vaccine Central and Quit For You smoking cessation programs.

Associates

As of February 29, 2020, we had approximately 48,000 Retail Pharmacy segment associates: 13% were pharmacists, 42% were part-time and 36% were represented by unions. Additionally, we have approximately 2,000 Pharmacy Services segment associates. Associate engagement is critical to our success. We annually survey our associates to obtain feedback on various employment-related topics, including job satisfaction and their understanding of our core values and mission. We believe that our relationships with our associates are good.

The number of graduates from U.S. Schools of Pharmacy is largely meeting our workforce demand. However, pharmacist employment opportunities still exist in certain areas.

Research and Development

We do not make significant expenditures for research and development.

Licenses, Trademarks and Patents

The Rite Aid name is our most significant trademark and the most important factor in marketing our stores and private brand products. We hold licenses to sell beer, wine and liquor, cigarettes and lottery tickets. As part of our strategic alliance with GNC, we have a license to operate GNC “stores-within-Rite Aid-stores.” We also hold licenses to operate our pharmacies and our distribution facilities. Through our 100% owned subsidiary EnvisionRx, we hold a license to conduct Medicare Part D business with CMS.

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

Regulation

Our business is subject to federal, state and local laws, regulations, and administrative practices concerning the provision of and payment for health care services, including, without limitation: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims; the ACA; regulations of the U.S. Food and Drug Administration, the U.S Consumer Product Safety Commission, the U.S. Federal Trade Commission, and the U.S. Drug Enforcement Administration, including regulations governing the purchase, sale, storing and dispensing of controlled substances and other products, as well as regulations promulgated by state and other federal agencies concerning automated outbound contacts such as phone calls, text messages and emails and the sale, advertisement and promotion of the products we sell, including nicotine products and alcoholic beverages.

Our business is also subject to patient and consumer privacy obligations, including corporate, pharmacy and associate responsibility imposed by the Health Insurance Portability and Accountability Act (“HIPAA”). As a HIPAA covered entity, we are required to implement privacy standards, train our associates on the permitted uses and disclosures of protected health information (“PHI”), provide a notice of privacy practices to our pharmacy customers and permit pharmacy customers to access and amend their records and receive an accounting of disclosures of protected health information. We are also subject to federal and state privacy and data security laws with respect to our receipt, use and disclosure by us of personally identifiable information (“PII”), which laws require us to provide appropriate privacy and security safeguards for such information. In addition we are also subject to the recently enacted California Consumer Privacy Act (“CCPA”) which established numerous consumer rights including rights of access and deletion of consumer’s data upon request. We are also subject to the Payment Card Industry Data Security Standard promulgated by the payment card industry in connection with handling credit card data. This standard contains requirements devised to aid entities that process, store or transmit credit card information to maintain a secure environment.

We are also subject to laws governing our relationship with our associates, including health and safety, minimum wage requirements, overtime, sick leave, working conditions, equal employment opportunity and unionizing efforts.

In addition, in connection with the ownership and operations of our stores, distribution centers and other sites, we are subject to laws and regulations relating to the protection of the environment and health and safety matters, including those governing the management and disposal of hazardous substances and the cleanup of contaminated sites.

Regarding PBM and affiliate operations, we are subject to federal, state, and local regulations, including all rules, guidance, memoranda, and updates published by CMS. This includes the governance set forth by the Medicare Part D program, which makes prescription drug coverage available to eligible Medicare beneficiaries through private insurers. This program regulates all aspects of the provision of Medicare drug coverage, including enrollment, formularies, pharmacy networks, marketing, and claims processing. In addition, various quasi-regulatory organizations and credentialing organizations have issued (or may propose) model standards or other requirements concerning PBMs, specialty pharmacies, or health plans. Examples include the National Association of Boards of Pharmacy, the National Association of Insurance Commissioners (“NAIC”), the National Committee for Quality Assurance (“NCQA”), and the Utilization Review Accreditation Commission (“URAC”), among others.

Corporate Governance and Internet Address

We recognize that good corporate governance is an important means of protecting the interests of our stockholders, associates, customers and the community. We have closely monitored and implemented relevant legislative and regulatory corporate governance reforms, including provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), the rules of the SEC interpreting and implementing Sarbanes-Oxley and the corporate governance listing standards of the NYSE.

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

Our website also provides information on how to contact us and other items of interest to investors. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, Extensible Business Reporting Language (“XBRL”) data files of our annual report and quarterly reports, current reports on Form 8-K and all amendments to these reports, as soon as reasonably practicable after we file these reports with, or furnish them to, the SEC. We do not intend for the information contained on our website to be part of this annual report on Form 10-K.

Item 1A.   Risk Factors

Factors Affecting our Future Prospects

Set forth below is a description of certain risk factors which we believe may be relevant to an understanding of us and our business. Security holders are cautioned that these and other factors may affect future performance and cause actual results to differ from those which may be anticipated. Additionally, the impact of COVID-19 could further exacerbate many of the risk described below or described elsewhere herein. See the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to our Financial Condition

Widespread health developments, including the global COVID-19 pandemic, could materially and adversely affect our business, financial condition and results of operations.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and the markets in which we have stores or otherwise operate. This pandemic, as well as the reality or fear of any other adverse public health developments, has impacted and could further adversely and materially affect, among other things, our workforce, operations, stores, and supply chain, and the operations of our customers, suppliers and business partners. The local, national and international response to the virus is quickly developing, fluid and uncertain. Responses have included voluntary and in some cases, mandatory quarantines as well as shut downs and other restrictions on travel and commercial, social, medical and other activities, and declarations of emergencies. Such measures have contributed to the sudden increase in the unemployment rate and changes in customer spending. Any such negative impact could result in a material adverse effect on our business, financial conditions and results of operations.

In response to the spread of COVID-19, we have modified certain of our business practices (including store hours and access, employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our associates, customers, suppliers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be negatively impacted. Further, the initiatives we have implemented to slow and/or reduce the impact of COVID-19 and the related support programs we have put in place for our associates and customers have in some instances, increased our operating expenses and reduced the efficiency of our operations. There can be no assurance that a continued effect of COVID-19 will not impact the measure we have taken to reduce costs.

We have incurred additional costs to ensure we meet the safety and needs of our associates and customers, including the installation of Plexiglas shields at pharmacy and front-end counters to provide additional protection, providing additional cleaning materials for our stores and other facilities, and focusing on home delivery and digital services. In addition, we have enhanced certain employee benefits and compensation for those on the front-line. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic.

COVID-19 may also cause supply chain disruption which could result in higher supply chain costs to replenish inventory in our stores and distribution centers. In addition, we may experience shortages in our generic drug supplies due to replenishment delays resulting from COVID-19, which could result in the substitution of generic drugs with brand drugs, which generally have a lower profit margin. Furthermore, we have experienced and may continue to experience restricted stock availability in a number of categories, which may cause is to change our purchasing decisions across many categories, and we cannot assure you whether we these delays or difficulty sourcing certain products will continue, which could negatively impact us.

Further, our management is focused on mitigating COVID-19, which has required and will continue to require, a large investment of time and resources across the company and may delay other value added services. COVID-19 or any other adverse public health developments could inhibit or delay our ability to execute our strategic initiatives, including, without limitation (i) improving our pharmacy benefit management business, (ii) redefining the role of our pharmacists, including bringing pharmacists front and center and out from behind the counter, (iii) updating our retail and digital experience; (iv) the roll-out of our future store concept, merchandising changes and rebranding efforts; and (v) our plan to increase the sales volume and profitability of our existing brands. Additionally, the impact of COVID-19 on our business may be impacted by the costs of treatment of COVID-19, unemployment, and the related effects on customer insurance coverage caused by governmental actions to mitigate the impact of COVID-19 or other adverse public health developments, including reduced demand for acute medication.

The extent to which COVID-19 may impact our business depends on numerous evolving factors, which are highly uncertain and cannot be predicted and are outside of our control, including new information which may quickly emerge concerning the severity of the virus, the scope of the outbreak and the actions to contain the virus or treat its impact and the disruption, volatility in the global capital markets, which may increase the cost of capital and adversely impact our access to capital and to what extent normal economic and operating conditions can resume, among others. As a result, the impact on our financial and operating results cannot be reasonably estimated at this time, but the impact could be material. Additionally, the impact of COVID-19 could further exacerbate the impact of the other risk factors contained in this and the other reports the Company files with the SEC.

We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

We had, as of February 29, 2020, approximately $3.1 billion of outstanding indebtedness and stockholders’ equity of $674.5 million. We also had additional borrowing capacity under our $2.7 billion senior secured asset-based revolving credit facility (the “Senior Secured Revolving Credit Facility” or “revolver”) of $1,940.0 million, net of outstanding letters of credit of approximately $110.0 million. Subsequent to February 29, 2020, we drew additional amounts under our revolver to ensure that we have ample cash on hand. We continue to have remaining availability under our revolver.

Our high level of indebtedness will continue to restrict our operations. Among other things, our indebtedness will:

●	limit our flexibility in planning for, or reacting to, changes in the markets in which we compete;
●	place us at a competitive disadvantage relative to our competitors with less indebtedness;
●	limit our ability to reinvest in our business;
●	render us more vulnerable to general adverse economic, regulatory and industry conditions; and
●	require us to dedicate a substantial portion of our cash flow to service our debt.

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

We believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal 2021 and have no significant debt maturities prior to April 2023. However, if our operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, we could face liquidity constraints. Additionally, we improved our leverage and liquidity position this past year by selling our rights in our calendar 2019 Medicare Part D final reconciliation payment. There can be no assurance that we will enter into a similar transaction for our calendar 2020 payment, or that if we do so, that the terms of such transaction will differ, and such differences could be material. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, or need to change certain elements of our strategy, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Additionally, the impact of COVID-19 on the financial markets and the economy may make it more difficult to consummate any such transaction, or result in terms that are less favorable to us. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or refinance our indebtedness could have a material adverse effect on us.

Borrowings under our senior secured credit facilities are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates.

Borrowings under our senior secured credit agreement, dated as of December 20, 2018 (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Credit Agreement”), consisting of a $2,700.0 million senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a $450.0 million “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan”) (collectively, the “Existing Facilities”) bear interest at a rate that varies depending on the London Interbank Offered Rate (“LIBOR”). If LIBOR rises, the interest rates on borrowings under our Existing Facilities will increase. Therefore an increase in LIBOR, even after giving effect to our hedge activities, would increase our interest payment obligations under those borrowings and have a negative effect on our cash flow and financial condition.

Further, the U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021 and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on future indebtedness may be adversely affected or we may need to renegotiate the terms of our Existing Facilities to replace LIBOR with the new standard that is established, if any, or to otherwise agree with the trustees or agents on a new means of calculating interest.

The covenants in the instruments that govern our current indebtedness may limit our operating and financial flexibility.

The covenants in the instruments that govern our current indebtedness limit our ability to:

●	incur debt and liens;
●	pay dividends;
●	make redemptions and repurchases of capital stock;
●	make loans and investments;

●	prepay, redeem or repurchase debt;
●	engage in acquisitions, consolidations, asset dispositions, sale-leaseback transactions and affiliate transactions;
●	change our business;
●	amend some of our debt and other material agreements;
●	issue and sell capital stock of subsidiaries;
●	restrict distributions from subsidiaries; and
●	grant negative pledges to other creditors.

The Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200.0 million, or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250 million. As of February 29, 2020, we had availability under our revolver of approximately $1,940.0 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and therefore, we were in compliance with the Credit Agreement’s financial covenant. The Credit Agreement also limits our ability to maintain cash, without repaying a portion of our outstanding borrowings under the Senior Secured Revolving Credit Facility, above a specified amount. For additional details, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Future Liquidity”.

Risks Related to our Operations

We need to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot effectively implement our business strategy or if our strategy is negatively affected by worsening economic conditions.

We have not yet achieved the sales productivity level of our major competitors. We believe that improving the sales of existing stores is important to improving profitability and operating cash flow. If we are not successful in implementing our strategies, including our efforts to increase sales and further reduce costs, or if our strategies are not effective, we may not be able to improve our operations. A prolonged impact of COVID-19 may also make it more difficult to implement our strategies or cause a delay in such implementation. In addition, if we are unable to meet our obligations under the TSA, we would be exposed to significant financial penalties. Furthermore, any adverse change or weakness in general economic conditions or major industries can adversely affect drug benefit plans and reduce our pharmacy sales. Adverse changes in general economic conditions, including those resulting from COVID-19, such as increased unemployment, could affect consumer buying practices and consequently reduce our sales of front-end products, and cause a decrease in our profitability. Failure to improve operations or weakness in major industries or general economic conditions would adversely affect our results of operations, financial condition and cash flows and our ability to make principal or interest payments on our debt.

We purchase all of our brand and generic drugs from a single wholesaler. A disruption in this relationship may have a negative effect on us.

We purchase all of our brand drugs and, with limited exceptions, all of our generic drugs from a single wholesaler, McKesson. Because McKesson acts as a wholesaler for drugs purchased from manufacturers worldwide, any disruption in the supply of a given drug, including disruptions related to COVID-19b, including supply shortages of key ingredients, or regulatory actions by domestic or foreign governmental agencies, or specific actions taken by drug manufacturers, could adversely impact McKesson’s ability to fulfill our demands, which could adversely affect us. Pharmacy sales represented approximately 67.0% of our total drugstore sales during fiscal 2020. While we believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available, a significant disruption in our relationship with McKesson could result in disruptions to our business until we execute a replacement wholesaler agreement or develop and implement self-distribution processes. We believe we could obtain qualified alternative sources, including through self-distribution, for substantially all of the prescription drugs we sell on an acceptable basis, and accordingly that the impact of any disruption would be temporary, although the impact of COVID-19 could make it more challenging to find a suitable replacement on our then desired timeline. On December 19, 2018, we and McKesson entered into a binding letter of intent that will continue our pharmaceutical sourcing and distribution partnership for an additional ten years. Under the terms, McKesson will continue providing us with sourcing and direct-to-store delivery for brand and generic pharmaceutical products through March 2029.

Recent significant changes to our executive leadership team and any future loss of members of such team, and the resulting management transitions could materially adversely affect our financial performance.

Our success depends to a significant degree on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel, and the loss of any such persons could have a material effect on our business. We have recently experienced significant changes to our executive leadership team. In 2019, we named several new key leaders, including a new President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, Chief Operating Officer, Executive Vice President and Human Resources Officer and Executive Vice President and Chief Pharmacy Officer, and in 2020, a new Executive Vice President of Retail. These types of management changes have the potential to disrupt our operations due to the operational and administrative inefficiencies, added costs, increased likelihood of turnover, and the loss of personnel with vital institutional knowledge, experience and expertise, which could result in significant disruptions to our operations. In addition, we must successfully integrate the new executive leadership team members within our organization in order to achieve our operating objectives, and changes in key leadership positions may temporarily affect our financial performance and results of operations as new leadership becomes familiar with our business. We are currently engaging in these activities primarily on a work from home basis as a result of COVID-19.

A significant disruption in our computer systems or a cyber security breach could adversely affect our operations.

We rely extensively on our computer systems, including those used by EnvisionRx, RediClinic, and Health Dialog, to manage our ordering, pricing, point-of-sale, inventory replenishment and other processes. Our systems have been subject to attack by perpetrators of random or targeted malicious technology-related events, such as cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information, including credit card information. These sorts of attacks could subject our systems to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, coordinated cyber security attacks, severe weather conditions, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. Although we deploy an information security program designed to protect confidential information against data security breaches through a multi-layered approach to address information security threats and vulnerabilities, including ones from a cyber security standpoint, a compromise of our information security controls or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could adversely affect our business, financial position and results of operations. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. We could also be adversely impacted by any significant disruptions in the systems of third parties we interact with, including key payors and vendors. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Any compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or our data could also result in a violation of applicable privacy, information security, and other laws, significant legal and financial exposure, fines or lawsuits, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business. Although we maintain cyber security insurance, we cannot assure you that the coverage limits under our insurance program will be adequate to protect us against future claims. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. Additionally, we are in the process of changing our omni-channel distribution. There can be no assurance that we will be able to implement this technology on its intended timeline or that it will achieve its intended benefits.

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

We face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Competition from on-line retailers has significantly increased during the past few years. Some of our competitors have or may merge with or acquire pharmaceutical services companies, PBMs, health insurance companies, mail order facilities or enter into strategic partnership alliances with wholesalers or PBMs, which may further increase competition. We may not be able to effectively compete against them because our existing or potential competitors may have financial and other resources that are superior to ours. We also face competition from other PBMs, including large, national PBMs, PBMs owned by national health plans and smaller standalone PBMs. Certain of these competitors entered into the PBM industry before us, and there is no assurance that we will successfully compete with entities with more established PBM businesses. Further, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. The ability of our stores to achieve profitability depends on their ability to achieve a critical mass of loyal, repeat customers. We cannot assure you that we will be able to continue to effectively compete in our markets or increase our sales volume in response to further increased competition, or that any of our competitors are not in a better position to absorb the impact of COVID-19.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

Many organizations in the healthcare industry, including PBMs, have consolidated to create larger healthcare enterprises with greater market power, which has contributed to continued pricing pressures. If this consolidation trend continues, it could give the resulting enterprises even greater bargaining power, which may lead to further pressure on the prices for our products and services and/or reduce our access to customers. If these pressures result in reductions in our prices and/or reduce our access to customers, our business will become less profitable unless we are able to achieve corresponding reductions in costs or develop profitable new revenue streams. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants we engage with, which may adversely impact our business, financial condition and results of operations. In addition, our new strategy also includes selective acquisition opportunities and we cannot assure you that we will be able to consummate any such transactions on commercially reasonable terms, if at all.

The availability of pharmacy drugs is subject to governmental regulations.

The continued conversion of various prescription drugs, including potential conversions of a number of popular medications, to over-the-counter medications may reduce our pharmacy sales and customers may seek to purchase such medications at non-pharmacy stores. Also, if the rate at which new prescription drugs become available slows or if new prescription drugs that are introduced into the market fail to achieve popularity, our pharmacy sales may be adversely affected. Additionally, we cannot assure you that the historic approval time for new drugs will not be impacted by the FDA’s priorities in response to COVID-19. The withdrawal of certain drugs from the market or concerns about the safety or effectiveness of certain drugs or negative publicity surrounding certain categories of drugs may also have a negative effect on our pharmacy sales or may cause shifts in our pharmacy or front-end product mix.

Changes in third party reimbursement levels for prescription drugs and changes in industry pricing benchmarks could reduce our margins and have a material adverse effect on our business.

Sales of prescription drugs reimbursed by third party payors, including the Medicare Part D plans and state sponsored Medicaid and related managed care Medicaid agencies, represented substantially all of our pharmacy sales in our Retail Pharmacy segment in fiscal 2020.

The continued efforts of the Federal government, health maintenance organizations, managed care organizations, PBM companies, other State and local government entities, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may impact our profitability. These efforts may be increased as a result of increased deficits or sudden losses as a result of the impact of COVID-19. In addition, some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict or exclude our participation in their networks of pharmacy providers. Any significant loss of third-party business could have a material adverse effect on our business and results of operations. In particular, there has been a growth in the number of preferred Medicare Part D networks, many of which we are excluded from participating in. Decreased reimbursement payments to retail and mail order pharmacies for brand and generic drugs has caused a reduction in our profit. Historically, the effect of this trend has been mitigated by our efforts to negotiate reduced acquisition costs of generic pharmaceuticals with manufacturers. Additionally, it has resulted in us providing contractual financial performance guarantees to certain of our PBM clients with respect to minimum drug price discounts for our retail pharmacy network and mail order pharmacy. Any inability to achieve guaranteed minimum drug price discounts provided to our PBM clients could have an adverse effect on our results of operations.

In addition, it is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace Average Wholesale Price (“AWP”), which is the pricing reference used for many of our PBM client contracts, pharmaceutical manufacturer rebate agreements, retail pharmacy network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of drug payments. Future changes to the use of AWP or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact the reimbursement we receive from Medicare programs and Medicaid health plans, the reimbursement we receive from PBM clients and other payors and/or our ability to negotiate rebates with pharmaceutical manufacturers, acquisition discounts with wholesalers and retail discounts with network pharmacies. The effect of these possible changes on our business cannot be predicted at this time.

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

A substantial portion of our pharmacy revenue is currently generated from a limited number of third party payors. While we are not limited in the number of third party payors with which we can do business and results may vary over time, our top five third party payors accounted for 79.9%, 80.4% and 78.6% of our pharmacy revenue during fiscal 2020, 2019 and 2018, respectively. The largest third party payor, Caremark, represented 28.8%, 28.3% and 27.2% of pharmacy sales during fiscal 2020, 2019 and 2018, respectively. We expect that a limited number of third party payors will continue to account for a significant percentage of our pharmacy revenue, and the loss of all or a portion of, or a significant change to customer access or prescription drug reimbursement rates by, a major third party payor could decrease our revenue and harm our business.

A substantial portion of our Pharmacy Services segment revenue is currently generated from a limited number of customers, and, if there is a loss of a major customer, our revenue will decrease and our business and prospects could be adversely impacted.

A substantial portion of our Pharmacy Services segment revenue is currently generated from a limited number of customers. While we are not limited in the number of customers with which we can do business and results may vary over time, our top five customers accounted for 53.2%, 49.3% and 40.7% of our Pharmacy Services segment revenue during fiscal 2020, 2019 and 2018, respectively. The largest payor, CMS, represented 27.4%, 23.0% and 17.3% of

Pharmacy Services segment revenue during fiscal 2020, 2019 and 2018, respectively. We expect that a limited number of customers will continue to account for a significant percentage of our Pharmacy Services segment revenue, and the loss of all or a portion of a major customer could decrease our revenue and harm our business.

We are exposed to risks related to litigation and other legal proceedings.

We operate in a highly regulated and litigious environment. We are involved in legal proceedings, including litigation, arbitration and other claims, and investigations, inspections, audits, claims, inquiries and similar actions by pharmacy, healthcare, tax and other governmental authorities. Legal proceedings, in general, and securities, derivative action and class action and multi-district litigation, in particular, can be expensive and disruptive. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. For example, we are a defendant in numerous litigation proceedings relating to opioids.

We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could harm our reputation and have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.

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

The PBM industry has been experiencing margin pressure as a result of competitive pressures and increased client demands for lower prices, performance guarantees, enhanced service offerings and higher rebate yields. With respect to rebate yields, we maintain contractual relationships with brand name pharmaceutical manufacturers that provide for rebates on drugs dispensed by pharmacies in our retail network and by our mail order pharmacy (all or a portion of which may be passed on to clients). Manufacturer rebates often depend on a PBM’s ability to meet contractual market share or other requirements, including in some cases the placement of a manufacturer’s products on the PBM’s formularies. If we lose our relationship with one or more pharmaceutical manufacturers, or if the rebates provided by pharmaceutical manufacturers decline, our business and financial results could be adversely affected. Further, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to patent term extensions, rebate arrangements with pharmaceutical manufacturers, or to formulary management or other PBM services could also reduce the manufacturer rebates we receive.

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

Our PBM business generates net revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan members. PBM client contracts often have terms of approximately three years in duration, so approximately one third of a PBM’s client base typically is subject to renewal each year. In some cases, however, PBM clients may negotiate a shorter or longer contract term or may require early or periodic renegotiation of pricing prior to expiration of a contract. In addition, the reputational impact of a service-related incident could negatively affect our ability to grow and retain our client base. Further, the PBM industry has been impacted by consolidation activity that may continue in the future. In the event one or more of our PBM clients is acquired by an entity that obtains PBM services from a competitor, we may be unable to retain all or a portion of our clients’ business. Because of the competitive nature of the business, we continually face challenges in competing for new PBM business and retaining or renewing our existing PBM business. There can be no assurance that we will be able to win new business or secure renewal business on terms as favorable to us as the present terms. These circumstances, either individually or in the aggregate, could result in an adverse effect on our business and financial results.

Regulatory or business changes relating to our participation in Medicare Part D, the loss of Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D, may adversely impact our business and our financial results.

One of our subsidiaries, EIC, is an insurer domiciled in Ohio (with Ohio as its primary insurance regulator) and licensed in all 50 states, and is approved to function as a Medicare Part D Prescription Drug Plan (“PDP”) plan sponsor for purposes of individual insurance products offered to Medicare-eligible beneficiaries and for purposes of making employer/union-only group waiver plans available for eligible clients. We also provide other products and services in support of our clients’ Medicare Part D plans or the Federal Retiree Drug Subsidy program. We are working to minimize the working capital tied to the business by reducing and/or selling the receivable as we did for calendar 2019, however there are no assurances that we can reduce or sell the receivable for calendar 2020. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program and we can give no assurance that these risks will not materially adversely impact our business and financial results in future periods.

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

In addition, due to the availability of Medicare Part D, some of our employer clients may decide to stop providing pharmacy benefit coverage to retirees, instead allowing the retirees to choose their own Part D plans, which could cause a reduction in demand for our Medicare Part D group insurance products. Extensive competition among Medicare Part D plans could also result in the loss of Medicare Part D members by our managed care customers, which would also result in a decline in our membership base. For example, if we were to lose our current Star rating with the CMS, fewer customers may select our plans, which could have an adverse effect on our financial results. Like many aspects of our business, the administration of the Medicare Part D program is complex. Any failure to execute the provisions of the Medicare Part D program may have an adverse effect on our financial position, results of operations or cash flows. As discussed above, in March 2010, comprehensive healthcare reform was enacted into federal law through the passage of the ACA. Additionally, as described above, the ACA contains various changes to the Part D program and could have a financial impact on our PDP and our clients’ demand for our other Part D products and services. Further, it is unclear what effect, if any, the repeal of all or part of the ACA may have on the Part D program.

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

Finally, EnvisionRx’s specialty pharmacy business focuses on complex and high-cost medications that serve a relatively limited universe of patients. As a result, the future growth of our specialty pharmacy business is dependent largely upon expanding our base of drugs or penetration in certain treatment categories. Any contraction of our base of patients or reduction in demand for the prescriptions we currently dispense could have an adverse effect on our business, financial condition and results of operations.

Item 1B.   Unresolved SEC Staff Comments

None

Item 2.    Properties

As of February 29, 2020, we operated 2,461 retail drugstores. The average selling square feet of each store in our chain is approximately 10,500 square feet. The average total square feet of each store in our chain is approximately 13,600. The stores in the eastern part of the U.S. average 8,800 selling square feet per store (11,200 average total square feet per store). The stores in the western part of the U.S. average 14,300 selling square feet per store (19,000 average total square feet per store).

The table below identifies the number of stores by state as of February 29, 2020:

Store
State	Count
California	540
Colorado	3
Connecticut	34
Delaware	38
Idaho	14
Massachusetts	10
Maryland	43
Michigan	260
Nevada	1
New Hampshire	60
New Jersey	129
New York	318
Ohio	208
Oregon	72
Pennsylvania	519
Vermont	6
Virginia	70
Washington	136
Total	2,461

Our stores have the following attributes at February 29, 2020:

Attribute	Number	Percentage
Freestanding	1,431	58.1%
Drive through pharmacy	1,337	54.3%
GNC stores within a Rite Aid store	1,623	65.9%

We lease 2,331 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases. The remaining 130 drugstore facilities are owned.

We own our corporate headquarters, which is located in a 213,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We lease 279,000 square feet of space in various buildings near Harrisburg, Pennsylvania for document warehousing use and additional administrative personnel. We own additional buildings near Harrisburg, Pennsylvania which total 100,000 square feet and house our model store and additional administrative personnel.

We operate the following distribution centers and satellite distribution locations, which we own or lease as indicated(1):

	Owned or	Approximate
Location	Leased	Square Footage
Distribution centers, continuing operations
Perryman, Maryland	Owned	885,000
Perryman, Maryland(2)	Leased	262,000
Pontiac, Michigan	Owned	325,000
Woodland, California	Owned	513,000
Woodland, California(2)	Leased	108,000
Wilsonville, Oregon	Leased	547,000
Lancaster, California	Owned	914,000
Liverpool, New York	Owned	828,000
(1)	The distribution centers included in this table exclude the distribution centers that have been or will be transferred to WBA pursuant to the Sale.
(2)	Satellite distribution locations.

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

Our Pharmacy Services segment leases approximately 253,000 square feet of space in various buildings primarily in Twinsburg, Ohio for additional administrative personnel. In addition, we own approximately 52,000 square feet of space in North Canton, Ohio for our mail order and specialty drug facilities.

On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. We also evaluate strategic dispositions and acquisitions of facilities and prescription files. When we reduce in size, close or relocate a store or close distribution center facilities, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of February 29, 2020, we had 3,009,575 square feet of excess space, 1,509,334 square feet of which was subleased.

Item 3.   Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 21, Commitments, Contingencies and Guarantees of the Consolidated Financial Statements of this Annual Report.

Item 4.   Mine Safety Disclosures

Not applicable

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Our common stock is listed on the NYSE under the symbol “RAD.” On April 16, 2020, we had approximately 9,590 stockholders of record. The following table shows the quarterly high and low sales prices for our common stock, adjusted on a retroactive basis to reflect the reverse stock split:

Fiscal Year	Quarter	High	Low
2021 (through April 16, 2020)	First	$19.93	$9.24
2020	First	15.00	7.03
	Second	9.96	5.04
	Third	11.58	6.09
	Fourth	23.88	7.49
2019	First	39.60	29.20
	Second	42.40	25.40
	Third	27.80	19.60
	Fourth	23.00	12.00

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

STOCK PERFORMANCE GRAPH

The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Russell 2000 Consumer Staples Index, (ii) the Russell 3000 Consumer Staples Index, (iii) the Russell 2000 Index, and (iv) the Russell 3000 Index, over the same period (assuming the investment of $100.00 in our common stock and such indexes on February 28, 2015 and reinvestment of dividends).

For comparison of cumulative total return, we have elected to use the Russell 2000 Consumer Staples Index, consisting of 55 companies, and the Russell 2000 Index. In the past we used the Russell 1000 Consumer Staples Index and the Russell 1000 Index but we feel this is a better comparison of the Company to a peer group of similar sized companies. The Russell 2000 Consumer Staples Index is a capitalization-weighted index of companies that provide products directly to consumers that are typically considered nondiscretionary items based on consumer purchasing habits. The Russell 2000 Index consists of the smallest 2000 companies in the Russell 3000 Index and represents the universe of small capitalization stocks from which many active money managers typically select.

STOCK PERFORMANCE GRAPH

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100 on February 28, 2015

February 29, 2020

	2016	2017	2018	2019	2020
RITE AID CORP	99.75	68.30	23.93	9.15	8.53
Russell 2000 Index	85.29	116.37	129.67	136.25	128.38
Russell 2000 Consumer Staples Index	100.69	109.35	111.17	116.63	103.31
Russell 3000 Index	92.82	117.31	134.56	143.09	151.91
Russell 3000 Consumer Staples Index	105.43	117.76	114.34	116.17	123.64

Item 6.   Selected Financial Data—Continuing Operations

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and the audited consolidated financial statements and related notes.

	Fiscal Year Ended(1)
	February 29,	March 2,	March 3,	March 4,	February 27,
	2020	2019	2018	2017	2016
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
	(Dollars in thousands, except per share amounts)
Summary of Continuing Operations:
Revenues from continuing operations	$21,928,393	$21,639,557	$21,528,968	$22,927,540	$20,770,237
Net (loss) income from continuing operations	(469,219)	(666,954)	(349,532)	4,080	102,088
Basic and diluted (loss) income per share:
Basic (loss) income per share from continuing operations	$(8.82)	$(12.62)	$(6.66)	$0.08	$1.99
Diluted income (loss) per share from continuing operations	$(8.82)	$(12.62)	$(6.66)	$0.08	$1.96
Total assets	9,452,369	7,591,367	8,989,327	11,593,752	11,277,010
Total debt	3,105,434	3,494,760	3,942,292	7,328,693	6,994,136
(1)	As noted above, and further detailed in Note 3 to the consolidated financial statements, in connection with the Sale, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (“ASC 210-05”). In accordance with ASC 205-20, the Company reclassified the assets and liabilities to be sold, including 1,932 stores (the “Acquired Stores”), three (3) distribution centers, related inventory and other specified assets and liabilities thereto (collectively the “Assets to be Sold” or “Disposal Group”) to assets and liabilities held for sale on its consolidated balance sheets, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Overview

We are a healthcare company with a retail footprint, providing our customers and communities with a high level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our Pharmacy Services segment. We accomplish our goal of delivering comprehensive care to our customers through our retail drugstores, RediClinic walk-in retail health clinics and our transparent and traditional PBMs EnvisionRxOptions and MedTrak. We also offer fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies. Additionally through EIC, EnvisionRxOptions also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide value and choice to customers, patients and payors and allows us to compete in today’s evolving healthcare marketplace.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our 2,461 retail stores. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmaceutical Purchasing and Delivery Agreement with McKesson, and the majority of our front-end products through our network of distribution centers. In addition, as of February 29, 2020, the Retail Pharmacy segment includes 67 RediClinic walk-in retail clinics, of which, 31 were located within Rite Aid retail stores in the Philadelphia and New Jersey markets.

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

Restructuring

Beginning in Fiscal 2019, we initiated a series of restructuring plans designed to reorganize our executive management team, reduce managerial layers, and consolidate roles. We also initiated restructuring plans with regard to our future strategy and brand identification, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in our front-end offering to free up working capital, assessing our pricing and promotional strategy, rebranding our retail pharmacy and EnvisionRxOptions business, implementing executive team enhancements, further reducing SG&A and headcount, separating the front-end and retail pharmacy teams into separate units, integrating the Pharmacy Services segment both within the segment and across Rite Aid, including a detailed review of our EnvisionRxOptions cost structure and action plans to streamline.

As a result of the restructuring that we announced in March 2019, we achieved annual cost savings of approximately $55.0 million. These savings offset the reduction in TSA fees that we experienced in fiscal 2020. We have also incurred restructuring costs to support our transformation initiatives, which we expect to provide future growth and expense efficiency benefits. We anticipate our total fiscal 2021 restructuring-related costs to be approximately $60.0 million and expect to realize the full benefit of this investment over the next two years, although a prolonged impact of COVID-19 could result in us realizing an amount different than anticipated.

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

During fiscal 2019, we completed the sale of one of our distribution centers and related assets to WBA for proceeds of $61.2 million. The impact of the sale of the distribution center and related assets resulted in a pre-tax gain of $14.2 million, which has been included in the results of operations and cash flows of discontinued operations during the fifty-two week period ended March 2, 2019. During fiscal 2020, we completed the sale of the second distribution center and related assets to WBA for proceeds of $62.8 million. The impact of the sale of the distribution center and related assets resulted in a pre-tax gain of $19.3 million, which has been included in the results of operations and cash flows of discontinued operations during the fifty-two week period ended February 29, 2020. On April 1, 2020, we completed the inventory transfer at our remaining distribution center to WBA for proceeds of $19.3 million.

The transfer of the remaining distribution center and related non-inventory assets remains subject to minimal customary closing conditions applicable only to the distribution center being transferred at such distribution center closing, as specified in the Amended and Restated Asset Purchase Agreement. The transfer of the remaining distribution center and related non-inventory assets is expected to occur in May 2020, and will constitute the final closing under the Amended and Restated Asset Purchase Agreement. The term of the TSA continues after the final closing until October 17, 2020, unless earlier terminated.

The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. We have agreed to various covenants and agreements, including, among others, our agreement to conduct our business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the distribution center closing. We have also agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the TSA, we provide various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA has been extended to October 17, 2020. In connection with these services, we purchase the related inventory and incur cash payments for the selling, general and administrative activities, which, we bill on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the fifty-two week periods ended February 29, 2020 and March 2, 2019 were $3.0 billion and $6.9 billion, respectively, of which $38.7 million and $293.7 million is included in Accounts receivable, net. We charged WBA TSA fees of $37.9 million during the fifty-two week period ended February 29, 2020 and $80.2 million in the fifty-two week period ended March 2, 2019, which are reflected as a reduction to selling, general and administrative expenses.

Based on its magnitude and because we exited certain markets, the Sale represented a significant strategic shift that has a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale as required by GAAP.

Impact of COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate. In an effort to limit the spread of COVID-19, governmental entities have taken various regulatory actions including, but not limited to “shelter in place” orders and the temporary closures of many non-life sustaining businesses. Entities that provide life-sustaining services, such as healthcare providers, retail pharmacy, grocery stores and gas stations have generally been permitted to remain open, which has allowed us to continue to serve our customers during the pandemic.

Rite Aid is on the front lines of providing communities with essential care, services and products during the COVID-19 pandemic. We have taken numerous steps to ensure that Rite Aid can continue providing these vital services during this time of great need, including:

●	Announcing plans to hire an additional 5,000 full and part-time associates to support store and distribution center teams.
●	Implementing Hero Pay and Hero Bonus programs to show appreciation for the exceptional commitment of Rite Aid associates on the front lines.
●	Instituting a “Pandemic Pay” policy that ensures associates are compensated if diagnosed with the virus or quarantined because of exposure.
●	Implementing specific internal protocols to keep associates safe and ready to serve customers, including the installation of Plexiglas shields at pharmacy and front-end counters to provide additional protection.
●	Launching a new telehealth service RediClinic@Home to better serve patient needs.
●	Designating 9 a.m. to 10 a.m. as a senior shopping hour to limit exposure for customers 60 and older and offering a 30% discount to wellness+ rewards members every Wednesday in April.
●	Establishing social distancing procedures that include marking floor areas in front of the pharmacy and front-end counters with tape to ensure 6-foot separation.
●	Waiving delivery-service fees for eligible prescriptions.
●	Following enhanced cleaning and sanitization protocols designed specifically to prevent the spread of a wide spectrum of viruses, including COVID-19 and influenza.

In response to the COVID-19 pandemic, we have implemented our business continuity plans in an effort to continue normal operations based on the work from home and social distancing requirements of various governmental entities. During the month of March, we saw increases in front-end same store sales, excluding cigarettes and tobacco products, of 33.6 percent compared to the prior year period, due to demand for personal care, paper products and OTC medications, and increases in 30-day comparable adjusted prescription count of 8.3 percent due to increased fills of maintenance medications.

We expect these initial favorable results to be tempered by a decline in front-end sales during at least the remainder of the first quarter of Fiscal 2021, due to social distancing measures that are in effect in our markets and a moderation in prescription count, the timing of maintenance medication refills and a potential near-term decline in acute prescriptions. Also, we have incurred incremental costs related to the Hero Pay and Bonus programs for front-line associates, as well as incremental expenses (i.e. Plexiglas protective barriers, cleaning crews and additional staffing) to ensure our stores stay open and to minimize the risk to our associates and customers. An extended impact of COVID-19 could result in us having to delay some of our strategic initiatives, such as bringing our pharmacists front and center in the store and out from behind the counter, and the anticipated roll-out of our Stores of the Future.

We have also noted an increase in mail order prescriptions and drug utilization at our Pharmacy Services segment during March 2020, which has been offset by higher utilization within the PDP plan offered by Envision Insurance Company.

We currently have liquidity of approximately $1.9 billion, which consists of availability to borrow under our secured revolving credit facility of $1.7 billion and cash on hand of $180 million. We will continue to assess this development to determine if any material negative impacts are identified and will work to minimize the risk to our financial position if material negative developments occur. However, the extent to which the COVID-19 outbreak will impact our operations or financial results is uncertain, but such impact could be material.

Overview of Financial Results from Continuing Operations

The following information summarizes our financial results from continuing operations for fiscal 2020 compared to fiscal 2019. For discussion of our financial results from continuing operations for fiscal 2019 to fiscal 2018, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations”

included in our Annual Report on Form 10-K for the fiscal year ended March 2, 2019, which we filed with the SEC on April 25, 2019.

Net Loss: Our net loss from continuing operations for fiscal 2020 was $469.2 million or $8.82 per basic and diluted share compared to net loss from continuing operations for fiscal 2019 of $667.0 million or $12.62 per basic and diluted share. The reduction in net loss is due to lower goodwill and intangible asset charges, lower LIFO expense, lower lease termination and impairment charges, and a gain on debt retirements in the current year compared to a loss on debt retirements in the prior year. These items were partially offset by higher income tax expense and higher restructuring-related costs.

Adjusted EBITDA: Our Adjusted EBITDA from continuing operations for fiscal 2020 was $538.2 million or 2.5 percent of revenues, compared to $563.4 million or 2.6 percent of revenues for fiscal year 2019. The decrease in Adjusted EBITDA from continuing operations was due primarily to a decrease of $34.8 million in the Retail Pharmacy segment, partially offset by an increase of $9.5 million in the Pharmacy Services segment. The decrease in the Retail Pharmacy Segment Adjusted EBITDA was driven by a $42.4 million reduction in TSA fee income from WBA. Also contributing to the reduction in Adjusted EBITDA was a decrease in Adjusted EBITDA gross profit resulting from reimbursement rate pressures that were not fully offset by generic drug purchasing efficiencies, a reduction in vendor promotional income and a decline in front-end same store sales. These negative variances were partially offset by same-store prescription count growth and lower selling, general and administrative expenses due to strong labor and benefits expense control. The improvement in the Pharmacy Services Segment EBITDA was due to increased revenue and improvements in pharmacy network management. Please see the sections entitled “Segment Analysis” and Adjusted EBITDA, Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations—Continuing Operations

Revenue and Other Operating Data

	Year Ended
	February 29, 2020	March 2, 2019	March 3, 2018
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars in thousands except per share amounts)
Revenues(a)	$21,928,393	$21,639,557	$21,528,968
Revenue growth (decline)	1.3%	0.5%	(6.1)%
Net loss	$(469,219)	$(666,954)	$(349,532)
Net loss per diluted share	$(8.82)	$(12.62)	$(6.66)
Adjusted EBITDA(b)	$538,211	$563,444	$559,854
Adjusted Net Income (Loss) (b)	$8,013	$(3,051)	$22,440
Adjusted Net Income (Loss) per Diluted Share(b)	$0.15	$(0.06)	$0.42
(a)	Revenues for the fiscal years ended February 29, 2020, March 2, 2019 and March 3, 2018 exclude $247,353, $211,283 and $200,326, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Fiscal 2020 compared to Fiscal 2019: The 1.3% increase in revenues was due primarily to a $465.9 million increase in Pharmacy Services segment revenues, partially offset by a $141.0 million decrease in Retail Pharmacy segment revenues. Same store sales trends for fiscal 2020 and fiscal 2019 are described in the “Segment Analysis” section below.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Year Ended
	February 29, 2020	March 2, 2019	March 3, 2018
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars in thousands)
Cost of revenues(a)	$17,201,635	$16,963,205	$16,748,863
Gross profit	4,726,758	4,676,352	4,780,105
Gross margin	21.6%	21.6%	22.2%
Selling, general and administrative expenses	$4,587,336	$4,592,375	$4,651,262
Selling, general and administrative expenses as a percentage of revenues	20.9%	21.2%	21.6%
Lease termination and impairment charges	42,843	107,994	58,765
Goodwill and intangible asset impairment charges	—	375,190	261,727
Interest expense	229,657	227,728	202,768
(Gain) loss on debt retirements, net	(55,692)	554	—
Walgreens Boots Alliance merger termination fee	—	—	(325,000)
Loss (gain) on sale of assets, net	4,226	(38,012)	(25,872)
(a)	Cost of revenues for the fiscal years ended February 29, 2020, March 2, 2019 and March 3, 2018 exclude $247,353, $211,283 and $200,326, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit increased by $50.4 million in fiscal 2020 compared to fiscal 2019. Gross profit for fiscal 2020 includes an increase of $16.1 million in our Retail Pharmacy segment and an increase in gross profit of $34.3 million relating to our Pharmacy Services segment. Gross margin was 21.6% for fiscal 2020 compared to 21.6% in fiscal 2019. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A decreased by $5.0 million in fiscal 2020 compared to fiscal 2019. The decrease in SG&A includes a decrease of $30.5 million relating to our Retail Pharmacy segment, partially offset by an increase of $25.5 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

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

We recorded impairment charges of $39.9 million in fiscal 2020, $63.5 million in fiscal 2019 and $37.9 million in fiscal 2018. Our methodology for recording impairment charges has been consistently applied in the periods presented.

At February 29, 2020, approximately $965.5 million of our long-lived assets, including intangible assets, were associated with 2,461 active operating stores. Additionally, in connection with the adoption of ASU 2016-02, Leases (Topic 842), we have approximately $2.8 billion of operating lease right-of-use assets associated with the active stores.

If an operating store’s estimated future undiscounted cash flows are not sufficient to cover its carrying value, its carrying value is reduced to fair value which is its estimated future discounted cash flows. The discount rate is commensurate with the risks associated with the recovery of a similar asset. Beginning in fiscal year 2020, operating lease right-of-use assets are included within the stores’ asset groups. We obtain fair values of these right-of-use assets based on real estate market data.

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

We recorded impairment charges for active stores of $34.8 million in fiscal 2020, $46.4 million in fiscal 2019 and $34.8 million in fiscal 2018.

We review key performance results for active stores on a quarterly basis and approve certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors, in addition to, the operating store’s individual operating results. We currently have no plans to close a significant number of active stores in future periods. We recorded impairment charges for closed facilities of $5.1 million in fiscal 2020, $2.8 million in fiscal 2019 and $3.1 million in fiscal 2018.

The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2020, 2019 and 2018:

	February 29, 2020		March 2, 2019		March 3, 2018
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Active stores:
Stores previously impaired(1)	274	$11,449	288	$17,939	218	$7,313
New, relocated and remodeled stores(2)	8	11,228	22	10,595	28	13,100
Remaining stores not meeting the recoverability test(3)	38	12,148	74	17,885	60	14,369
Total impairment charges—active stores	320	34,825	384	46,419	306	34,782
Total impairment charges—closed facilities	30	5,050	62	2,788	67	3,091
Total impairment charges—other(4)	—	—	—	14,285	—	—
Total impairment charges—all locations	350	$39,875	446	$63,492	373	$37,873
(1)	These charges are related to stores that were impaired for the first time in prior periods. In an effort to improve the operating results or to meet geographical competition, we will often make additional capital additions in stores that were impaired in prior periods. These additions will be impaired in future periods if they are deemed to be unrecoverable. In connection with our March 3, 2019 adoption of ASU 2016-02, Leases (Topic 842), under the alternative transition method, and the recording of our corresponding right-of-use asset (“ROU”). Beginning with fiscal 2020, we include the ROU in our recoverability assessment. Our fiscal 2020 impairment charge includes $6,594 of impairment relating to our ROU and $4,855 of capital additions.
(2)	These charges are related to new stores (open at least three years) and relocated stores (relocated in the last two years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met our original return on investment projections and have a historical loss of at least two years. Their future cash flow projections do not recover their current carrying value. Our fiscal 2020 impairment charge includes $5,625 of impairment relating to our ROU and $5,603 of capital assets.
(3)	These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least two years. Their future cash flow projections do not recover their current carrying value. Our fiscal 2020 impairment charge includes $2,228 of impairment relating to our ROU and $9,920 of capital assets.
(4)	These fiscal 2019 charges were due to the impairment of assets related to the termination of a project to replace the point of sale software used in our stores.

The primary drivers of our impairment charges are each store’s current and historical operating performance and the assumptions that we make about each store’s operating performance in future periods. Projected cash flows are updated based on the next year’s operating budget which includes the qualitative factors noted above. We are unable to predict with any degree of certainty which individual stores will fall short or exceed future operating plans. Accordingly, we are unable to describe future trends that would affect our impairment charges, including the likely stores and their related asset values that may fail their recoverability test in future periods.

To the extent that actual future cash flows may differ from our projections materially certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 and 100 basis point decrease in our future sales assumptions as of February 29, 2020 would have resulted in 15 and 27, respectively, additional stores being subjected to our impairment analysis.

Lease Termination Charges: Upon adoption of ASU 2016-02, Leases (Topic 842), we recorded a future lease liability for every real estate lease and therefore, we no longer record a lease termination charge. Post adoption, we record ancillary costs in connection with store closings. Prior to the adoption of ASU 2016-02, charges to close a store, which principally consist of continuing lease obligations associated with ancillary costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in ASC 420, “Exit or Disposal Cost

Obligations.” We calculate our liability for closed stores on a store-by-store basis. The calculation for stores where remaining lease term exceeds one year includes the ancillary costs from the date of closure to the end of the remaining lease term. We evaluate these assumptions each quarter and adjust the liability accordingly. As part of our ongoing business activities, we assess stores and distribution centers for potential closure and relocation. Decisions to close or relocate stores or distribution centers in future periods would result in lease termination charges for lease exit costs and liquidation of inventory, as well as impairment of assets at these locations.

In fiscal 2020, 2019 and 2018, we recorded lease termination charges of $2.9 million, $44.5 million, and $20.9 million, respectively. We have no plans to close a significant number of stores in future periods.

Goodwill and intangible asset impairment charges

In the fiscal fourth quarter of fiscal 2020 we completed a quantitative goodwill impairment assessment and determined after evaluating the results, events and circumstances, that sufficient evidence existed to assert that it is more likely than not that the fair values of the reporting units exceeded their carrying values. Therefore, no goodwill impairment charge was assessed for the fiscal year ended February 29, 2020.

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

Interest Expense

In fiscal 2020, 2019 and 2018, interest expense was $229.7 million, $227.7 million and $202.8 million, respectively.

The annual weighted average interest rates on our indebtedness in fiscal 2020, 2019 and 2018 were 5.7%, 5.6% and 7.1%, respectively.

Income Taxes—Continuing Operations

Income tax expense of $387.6 million, $77.5 million and $305.9 million, has been recorded for fiscal 2020, 2019 and 2018, respectively. Net loss for fiscal 2020 included a provision for income tax based on an overall tax rate of (476.2)%, which included a (427.0)% impact related to establishing a full valuation allowance for federal deferred tax assets and an increase to the valuation allowance for state net deferred tax assets that may not be realized based on our most recent assessment that it is more likely than not that sufficient taxable income may not be generated to realize the tax benefits of the majority of our net deferred tax assets.

Net loss for fiscal 2019 included a provision for income tax based on an overall tax rate of (13.1)% which included a (36.0)% impact for an increase to the valuation allowance based on our assessment that it is more likely than not that sufficient taxable income may not be generated to realize the tax benefits of some of our net deferred tax assets.

We recognized tax expense of $7.0 million, $91.1 million and $749.7 million within Net loss (income) from discontinued operations, net of tax, in the Statement of Operations in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Our effective income tax rate from discontinued operations included adjustments to the valuation allowance of $0.0 million, $(2.4) million and $(22.3) million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

ASC 740, “Income Taxes” requires a company to evaluate its deferred tax assets on a regular basis to determine if a valuation allowance against the net deferred tax assets is required. We take into account all available positive and negative evidence with regard to the recognition of a deferred tax asset including our past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect recognition of a deferred tax asset, carryback and carryforward periods and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The ultimate realization of deferred tax assets is dependent upon the existence of sufficient taxable income generated in the carryforward periods. Accordingly, changes in the valuation allowance from period to period are included in the tax provision in the period of change.

We maintained a valuation allowance of $1,673.1 million, $1,091.4 million and $896.8 million against remaining net deferred tax assets at fiscal year-end 2020, 2019 and 2018, respectively.

Our ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if we were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 for the period ended February 29, 2020. It is important to note, that the limitation that would be created upon an ownership change would only apply to income earned after the event that caused the ownership change.

Dilutive Equity Issuances

On February 29, 2020, 54.7 million shares of common stock, which includes unvested restricted shares, were outstanding and an additional 1.3 million shares of common stock were issuable related to outstanding stock options.

On February 29, 2020, our 1.3 million shares of potentially issuable common stock consisted of the following (shares in thousands):

Outstanding
Stock
Strike price	Options(a)
$0.00 - $19.99	612
$20.00 to $39.99	484
$40.00 to $59.99	83
$60.00 to $79.99	—
$80.00 to $99.99	—
$100.00 to $119.99	—
$120.00 to $139.99	—
$140.00 to $159.99	57
$160.00 and over	59
Total issuable shares	1,295
(a)	The exercise of these options would provide cash of $39.2 million.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the consolidated financial statements:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
February 29, 2020:
Revenues	$15,616,186	$6,559,560	$(247,353)	$21,928,393
Gross Profit	4,274,836	451,922	—	4,726,758
Adjusted EBITDA(*)	370,435	167,776	—	538,211
March 2, 2019:
Revenues	$15,757,152	$6,093,688	$(211,283)	$21,639,557
Gross Profit	4,258,716	417,636	—	4,676,352
Adjusted EBITDA(*)	405,206	158,238	—	563,444
March 3, 2018:
Revenues	$15,832,625	$5,896,669	$(200,326)	$21,528,968
Gross Profit	4,372,373	407,732	—	4,780,105
Adjusted EBITDA(*)	388,320	171,534	—	559,854
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.
(*)	See the section entitled “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Retail Pharmacy Segment Results of Continuing Operations

Revenues and Other Operating Data

	Year Ended
	February 29, 2020	March 2, 2019	March 3, 2018
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars in thousands)
Revenues	$15,616,186	$15,757,152	$15,832,625
Revenue decline	(0.9)%	(0.5)%	(5.6)%
Same store sales growth (decline)	1.1%	0.6%	(2.9)%
Pharmacy sales (decline) growth	(0.4)%	0.6%	(6.7)%
Same store prescription count growth (decline), adjusted to 30-day equivalents	3.5%	0.7%	(1.8)%
Same store pharmacy sales growth (decline)	1.4%	1.7%	(3.9)%
Pharmacy sales as a % of total retail sales	67.0%	66.6%	65.9%
Front-end sales decline	(1.9)%	(2.5)%	(3.4)%
Same store front-end sales decline	(0.6)%	(1.4)%	(0.8)%
Front-end sales as a % of total retail sales	33.0%	33.4%	34.1%
Adjusted EBITDA(*)	$370,435	$405,206	$388,320
Store data:
Total stores (beginning of period)	2,469	2,550	2,604
New stores	2	1	3
Store acquisitions	—	—	—
Closed stores	(10)	(82)	(57)
Total stores (end of period)	2,461	2,469	2,550
Relocated stores	5	1	20
Remodeled and expanded stores	76	134	179
(*)	See the section entitled “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Revenues

Fiscal 2020 compared to Fiscal 2019: The 0.9% decrease in revenue was primarily the result of store closures, partially offset by a 1.1% increase in same store sales. Same store sales trends for fiscal 2020 and fiscal 2019 are described in the following paragraphs. We include in same store sales all stores that have been open at least one year except stores in liquidation, which are not included. Relocation stores are not included in same store sales until they have been open for one year.

Pharmacy same store sales increased 1.4%. Pharmacy same store sales were positively impacted by an increase of 3.5% in same store prescription count compared to the prior year, partially offset by an approximate 2.9% negative impact from generic drug introductions. Same store prescription sales continued to benefit from strong execution and focus on medication adherence through personalized interventions, prescription file buys, immunizations and gaining access to new networks in markets where we have strong market presence.

Front-end same store sales decreased 0.6%. Front-end same stores sales, excluding cigarettes and tobacco products, increased 0.6% driven by positive results in core categories such as upper respiratory, pain care, over-the-counter medications and personal care.

Costs and Expenses

	Year Ended
	February 29, 2020	March 2, 2019	March 3, 2018
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars in thousands)
Cost of revenues	$11,341,350	$11,498,436	$11,460,252
Gross profit	4,274,836	4,258,716	4,372,373
Gross margin	27.4%	27.0%	27.6%
FIFO gross profit(*)	4,210,032	4,282,070	4,343,546
FIFO gross margin(*)	27.0%	27.2%	27.4%
Selling, general and administrative expenses	$4,220,851	$4,251,378	$4,328,567
Selling, general and administrative expenses as a percentage of revenues	27.0%	27.0%	27.3%
(*)	See the section entitled “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Gross Profit and Cost of Revenues

Gross profit increased by $16.1 million in fiscal 2020 compared to fiscal 2019. Gross profit was positively impacted by a LIFO credit in the current year compared to a LIFO charge in the prior year, partially offset by lower Pharmacy gross profit resulting from lower reimbursement rates that were partially offset by generic cost savings and same store prescription count growth. Front-end gross profit declined from the prior year due to a decline in front-end sales and lower vendor promotional income.

Overall gross margin was 27.4% for fiscal 2020 compared to 27.0% in fiscal 2019. Gross margin was higher due primarily to a LIFO credit in the current year compared to a LIFO charge in the prior year. The LIFO credit was partially offset by the decline in reimbursement rates that was partially offset by generic cost savings.

We use the LIFO method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. The LIFO credit for fiscal 2020 was $64.8 million compared to a LIFO charge of $23.4 million in fiscal 2019. The LIFO credit for fiscal 2020 is due primarily to deflation in generic prescription drug costs, partially offset by brand prescription drug cost inflation.

Selling, General and Administrative Expenses

SG&A as a percentage of revenue was 27.0% in fiscal 2020 compared to 27.0% in fiscal 2019, and decreased $30.5 million. The decrease in SG&A dollars was due primarily to strong labor and benefits expense control, partially offset by a reduction in the TSA fee income from WBA. SG&A expenses as a percentage of revenues is flat to the prior year.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Year Ended
	February 29,	March 2,	March 3,
	2020	2019	2018
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars and plan members in thousands)
Revenues	$6,559,560	$6,093,688	$5,896,669
Revenue growth (decline)	7.6%	3.3%	(7.8)%
Adjusted EBITDA(*)	$167,776	$158,238	$171,534
(*)	See the section entitled “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Revenues

Pharmacy Services segment revenue was $6,559.6 million and $6,093.7 million, respectively, for fiscal 2020 and 2019. The increase in the fiscal 2020 revenue for the segment is due to the increase in covered lives in our Medicare Part D membership.

Costs and Expenses

	Year Ended
	February 29,	March 2,	March 3,
	2020	2019	2018
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	(Dollars in thousands)
Cost of revenues	$6,107,638	$5,676,052	$5,488,937
Gross profit	451,922	417,636	407,732
Gross margin	6.9%	6.9%	6.9%
Selling, general and administrative expenses	$366,485	$340,997	$322,695
Selling, general and administrative expenses as a percentage of revenues	5.6%	5.6%	5.5%

Gross Profit and Cost of Revenues

Gross profit increased by $34.3 million in fiscal 2020 compared to fiscal 2019. The increase in gross profit is due primarily to improved pharmacy network management.

Selling, General and Administrative Expenses

Pharmacy Services segment selling, general and administrative expenses for fiscal 2020 was $366.5 million or 5.6% of revenues as compared to $341.0 million or 5.6% of revenues for fiscal 2019. The increase in SG&A is primarily the result of increased commissions due to growth in Medicare Part D membership and growth in consumer pharmacy programs.

Liquidity and Capital Resources

General

We have disclosed debt and interest expense on a continuing operations and discontinued operations basis on our consolidated balance sheets and consolidated statements of operations. However, the following discussion regarding liquidity and capital resources is at the total enterprise level, as we are contractually obligated for the payment of all outstanding debt instruments and related interest under our various indentures, including borrowings under the Existing Facilities.

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our Existing Facilities. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of February 29, 2020 was $2,041.9 million, which consisted of revolver borrowing capacity of $1,940.0 million and invested cash of $101.9 million.

Credit Facilities

On December 20, 2018, we entered into a senior secured credit agreement (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Credit Agreement”), consisting of a $2.7 billion senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a $450.0 million “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan,” and together with the Senior Secured Revolving Credit Facility, collectively, the “Existing Facilities”). We used proceeds from the Existing Facilities to refinance our prior $2.7 billion existing credit agreement (the “Old Facility”). The Existing Facilities extend our debt maturity profile and provide additional liquidity. Borrowings under the Senior Secured Revolving Credit Facility bear interest at a rate per annum between LIBOR plus 1.25% and LIBOR plus 1.75% based upon the Average ABL Availability (as defined in the Credit Agreement).  Borrowings under the Senior Secured Term Loan bear interest at a rate per annum of LIBOR plus 3.00%.  We are required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Senior Secured Revolving Credit Facility, depending on Average ABL Availability.  The Existing Facilities mature on December 20, 2023, subject to an earlier maturity on December 31, 2022 if we have not repaid or refinanced our existing 6.125% Notes due 2023 prior to such date.  It is our intention to repay or refinance our existing 6.125% Notes due 2023 prior to the early maturity becoming effective, although we cannot assure you what impact the recent disruption in the financial markets will have on any such efforts.

Our ability to borrow under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At February 29, 2020, we had approximately $1,100.0 million of borrowings outstanding under the Existing Facilities and had letters of credit outstanding against the Senior Secured Revolving Credit Facility of approximately $110.0 million, which resulted in additional borrowing capacity under the Senior Secured Revolving Credit Facility of $1,940.0 million. If at any time the total credit exposure outstanding under our Existing Facilities and the principal amount of our other senior obligations exceed the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall.

The Credit Agreement restricts us and all of our subsidiaries that guarantee our obligations under the Existing Facilities, the secured guaranteed notes and unsecured guaranteed notes (collectively, the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store and lockbox deposit accounts and cash necessary to cover our current liabilities). This could impact our ability to draw additional amounts on the revolver in response to COVID-19. The Credit Agreement also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (i) an event of default exists under our Existing Facilities or (ii) the sum of our borrowing capacity under our Senior Secured Revolving Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $275.0 million for three consecutive business days or less than or equal to $200.0 million on any day (a “cash sweep period”), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Existing Facilities, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our Existing Facilities.

Our obligations under the Existing Facilities and the Subsidiary Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivable, inventory, prescription files (including eligible script lists), intellectual property (prior to the repayment of the Senior Secured Term Loan) and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL priority collateral”) and (ii) a second-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and all other assets that do not constitute ABL priority collateral, in each case, subject to customary exceptions and limitations.

The Credit Agreement allows us to have outstanding, at any time, up to an aggregate principal amount of $1.5 billion in secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Existing Facilities and other existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest of (i) the fifth anniversary of the effectiveness of the Existing Facilities and (ii) the latest maturity date of any Term Loan or Other Revolving Commitment (each as defined in the Credit Agreement) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date). Subject to the limitations described in clauses (i) and (ii) of the immediately preceding sentence, the Credit Agreement additionally allows us to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Credit Agreement) is not in effect; provided, however, that certain of our other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Credit Agreement also contains certain restrictions on the amount of secured first priority debt we are able to incur. The Credit Agreement also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Existing Facilities are not in default and we maintain availability under our revolver of more than $365.0 million.

The Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200.0 million, or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of February 29, 2020, our fixed charge coverage ratio was greater than 1.00 to 1.00 and we were in compliance with the Credit Agreement’s financial covenant. The Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

The Credit Agreement provides for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repayment repurchase, redemption or defeasance of such debt.

The indentures that govern our guaranteed unsecured notes and our guaranteed secured notes contain restrictions on the amount of additional secured and unsecured debt that we may incur. As of February 29, 2020, we had the ability to (i) draw the full amount under our revolving credit facility, (ii) incur additional secured debt, and (iii) enter into certain sale and leaseback transactions.  The ability to issue additional unsecured debt under the indenture is generally governed by an interest coverage ratio test. As of February 29, 2020, we had the ability to issue additional secured and unsecured debt under the indentures governing our unguaranteed unsecured notes.

Fiscal 2019 and 2020 Transactions

On March 13, 2018, we issued a notice of redemption for all of the 9.25% Notes that were outstanding on April 12, 2018, pursuant to the terms of the indenture of the 9.25% Notes. On April 12, 2018, we redeemed 100% of the remaining outstanding 9.25% Notes. In connection therewith, we recorded a loss on debt retirement of $3.4 million which included unamortized debt issuance costs, partially offset by unamortized discount. The debt repayment and related loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

On April 19, 2018, we announced that we had commenced an offer to purchase up to $700.0 million of the outstanding 6.75% Notes and the 6.125% Notes pursuant to the asset sale provisions of such indentures. On May 21, 2018, we accepted for payment, pursuant to the offer to purchase, $1.4 million aggregate principal amount of the 6.75% Notes and $4.8 million aggregate principal amount of the 6.125% Notes. The debt repayment and related loss on debt retirement of $0.01 million for the 6.75% Notes is included in the results of operations and cash flows of discontinued operations. The debt repayment and related loss on debt retirement of $0.06 million for the 6.125% Notes is included in the results of operations and cash flows of continuing operations.

On April 29, 2018, we further reduced the borrowing capacity on our Old Facility from $3.0 billion to $2.7 billion. In connection therewith, we recorded a loss on debt retirement of $1.1 million, which included unamortized debt issuance costs. The loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

On June 25, 2018, we redeemed the remaining $805.2 million of the 6.75% Notes, which resulted in a loss on debt retirement of $18.1 million. The loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

On March 15, 2019, we entered into a Cap, which has been assigned to the variable interest rate payments on the first $650.0 million notional amount of variable rate indebtedness. The Cap has an effective date of March 21, 2019 and expires on March 21, 2021. The Cap provides us with interest rate protection in the event that LIBOR increases above 2.75%.

On October 11, 2019, we completed a privately negotiated purchase from a noteholder and its affiliated funds of $84.1 million aggregate principal amount of the 7.70% Notes and 6.875% Notes for $51.3 million. In connection therewith, we recorded a gain on debt retirement of $32.4 million, which included unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows of continuing operations.

On October 15, 2019, we commenced an offer to purchase up to $100.0 million of the outstanding 7.70% Notes and the 6.875% Notes. In November 2019, we accepted for payment $18.1 million aggregate principal amount of the 7.70% Notes and $39.4 million aggregate principal amount of the 6.875% Notes for $38.4 million. In connection therewith, we recorded a gain on debt retirement of $18.5 million, which included unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows of continuing operations.

During November 2019, we made additional purchases of $15.0 million aggregate principal amount of the 7.70% Notes for $10.0 million. In connection therewith, we recorded a gain on debt retirement of $4.8 million, which included unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows of continuing operations.

On January 6, 2020, we commenced an offer to exchange up to $600.0 million aggregate principal amount of the outstanding 6.125% Senior Notes due 2023 for newly issued 7.500% Senior Secured Notes due 2025. On February 5, 2020, we announced that the exchange offer was oversubscribed and accepted for payment $600.0 million aggregate principal amount of the 6.125% Senior Notes due 2023 in exchange for newly issued 7.500% Senior Secured Notes due 2025. We accounted for the exchange as a debt modification and accordingly did not record a loss on debt retirement.

The 7.500% Senior Secured Notes due 2025 mature on July 1, 2025, and are guaranteed on a senior secured basis by the same Subsidiary Guarantors that guarantee the Existing Facilities and the 6.125% Senior Notes due 2023. The 7.500% Senior Secured Notes due 2025 and the obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and other collateral to the extent it does not constitute ABL priority collateral (as defined below), and (ii) a second-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivables, payment intangibles, inventory, prescription files (including eligible script lists) and, intellectual property (prior to the repayment of the Senior Secured Term Loan) (collectively, the “ABL priority collateral”), which, in each case, also secure the Existing Facilities.

On February 19, 2020, our wholly-owned subsidiary, Envision Insurance Company, entered into a receivable purchase agreement with Bank of America, N.A. and Bank of America, N.A. purchased from Envision Insurance Company its right, title and interest in the 2019 Medicare Part D final reconciliation payment in the amount of $501.4 million anticipated to be paid by the Centers for Medicare & Medicaid Services, an agency within CMS, to Envision Insurance Company or about October 30, 2020. On the closing date, we realized net cash proceeds of $449.9 million and recognized a related loss of $16.9 million, which is included as a component of loss on sale of assets, net. We expect to collect the remaining $34.6 million during the third quarter of fiscal 2021. Proceeds from this sale were used to reduce our leverage and there can be no assurance that we will enter into similar transactions in the future or that any such transaction will be on similar terms.

Off-Balance Sheet Arrangements

As of February 29, 2020, we had no material off balance sheet arrangements.

Contractual Obligations and Commitments

The following table details the maturities of our indebtedness and lease financing obligations as of February 29, 2020, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$177,249	$354,497	$2,426,804	$933,420	$3,891,970
Lease financing obligations(2)	11,307	8,047	7,064	16,660	43,078
Operating leases	662,644	1,166,417	889,755	1,314,774	4,033,590
Open purchase orders	132,823	—	—	—	132,823
Other, primarily self insurance and retirement plan obligations(3)	60,849	52,529	12,999	44,441	170,818
Minimum purchase commitments(4)	90,712	58,138	—	—	148,850
Total contractual cash obligations	$1,135,584	$1,639,628	$3,336,622	$2,309,295	$8,421,129

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Commitments
Lease guarantees(5)	$3,312	$2,454	$428	$—	$6,194
Lease guarantees(6)	278,212	441,942	305,868	432,054	1,458,076
Outstanding letters of credit	53,245	56,768	—	—	110,013
Total contractual cash obligations and commitments	$1,470,353	$2,140,792	$3,642,918	$2,741,349	$9,995,412
(1)	Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of February 29, 2020.
(2)	Represents the minimum lease payments on non-cancelable leases, including interest, net of sublease income on a continuing operations basis as the minimum lease payments on non-cancelable leases, including interest, net of sublease income is being assumed by WBA as part of the Sale.
(3)	Includes the undiscounted payments for self-insured medical coverage, actuarially determined undiscounted payments for self-insured workers’ compensation and general liability, and actuarially determined obligations for defined benefit pension and nonqualified executive retirement plans.

(4)	Represents commitments to purchase products and licensing fees from certain vendors.
(5)	Represents lease guarantee obligations for 16 former stores related to certain business dispositions. The respective purchasers assume the obligations and are, therefore, primarily liable for these obligations.
(6)	Represents lease guarantee obligations for 1,393 former stores related to the Asset Sale. WBA assumed the obligations and are, therefore, primarily liable for these obligations.

Obligations for income tax uncertainties pursuant to ASC 740, “Income Taxes” of approximately $23.4 million are not included in the table above as we are uncertain as to if or when such amounts may be settled.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities from Continuing Operations

Cash flow provided by operating activities was $510.9 million in fiscal 2020. Operating cash flow was positively impacted by the sale of our calendar 2019 Medicare Part D receivable from CMS, lower WBA TSA receivables due to fewer stores being serviced and a reduction in customer receivables at our Pharmacy Services segment. These amounts were partially offset by a reduction in accounts payable correlating to the reduced WBA TSA stores being serviced and a reduction in payroll related accruals.

Cash flow used in operating activities was $165.7 million in fiscal 2019. Operating cash flow was negatively impacted by the payment of $182.4 million to our reinsurance carrier relating to the calendar 2017 CMS receivable, a decrease in accrued interest due to the payoff of several of our debt instruments with proceeds from the Asset Sale and the timing in receivables and payables.

Cash used in investing activities was $149.8 million in fiscal 2020. Cash used for the purchase of property, plant and equipment was lower than in the prior year due primarily to a slowdown in our store remodeling program while we developed our RxEvolution strategy. Proceeds from the disposition of assets and investments includes cash proceeds associated with the monetization of company-owned life insurance.

Cash used in investing activities was $198.6 million in fiscal 2019. Cash used for the purchase of property, plant, and equipment was higher than in the prior year primarily due to increased investments in our store base and prescription file buys.

Cash used in financing activities was $326.7 million in fiscal 2020, which reflects net revolver repayments and the repayment of a portion of our 6.875% notes and 7.7% notes.

Cash provided by financing activities was $803.3 million in fiscal 2019, which reflects the proceeds relating to our December 20, 2018 refinancing and additional revolver borrowings.

Capital Expenditures

During the fiscal years ended February 29, 2020, March 2, 2019 and March 3, 2018 capital expenditures were as follows:

	Year Ended
	February 29,	March 2,	March 3,
	2020	2019	2018
	(52 weeks)	(52 weeks)	(52 weeks)
	(Dollars in thousands)
New store construction, store relocation and store remodel projects	$62,379	$94,334	$86,839
Technology enhancements, improvements to distribution centers and other corporate requirements	109,326	102,444	99,040
Purchase of prescription files from other retail pharmacies	42,681	47,911	28,885
Total capital expenditures	$214,386	$244,689	$214,764

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions, including those resulting from COVID-19; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolver and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong, we do not expect to be subject to the minimum fixed charge covenant in our Existing Facilities in the next twelve months. We have increased our level of borrowing under our revolver compared to historical amounts to ensure that we have adequate liquidity in response to COVID-19. We continue to have borrowing capacity under the Existing Facilities after such increased borrowings. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances, and we may evaluate alternative sources of liquidity, including further opportunities related to any receivable due to us from CMS, sale and leaseback transactions, and other transactions to optimize our asset base. From time to time, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for shares of common stock or other debt securities (including additional secured debt), issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or seek to refinance our outstanding debt (including our Existing Facilities) or may otherwise seek transactions to reduce interest expense and extend debt maturities. Any of these transactions could impact our financial results.

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

The following critical accounting policies require the use of significant judgments and estimates by management:

Inventory shrink: The carrying value of our inventory is reduced by a reserve for estimated shrink losses that occur between physical inventory dates. When estimating these losses, we consider historical loss results at specific locations. Shrink expense is recognized by applying the estimated shrink rate to sales since the last physical inventory. Although possible, we do not expect a significant change to our shrink rate in future periods. A 10 basis point difference in our estimated shrink rate for the year ended February 29, 2020, would have affected pre-tax income by approximately $4.0 million.

Goodwill Impairment: Our policy is to perform an impairment test of goodwill at least annually, and more frequently if events or circumstances occurred that would indicate a reduced fair value in our reporting units could exist. In our quantitative impairment test, fair value estimates are calculated using an average of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates and market activity in assessing fair value and are reporting unit specific. If the carrying amount exceeds the reporting unit’s fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, we consider the income tax effect of any tax deductible goodwill when measuring a goodwill impairment loss. Our Pharmacy Services reporting unit has goodwill of $1.06 billion at February 29, 2020 and the fair value of the reporting unit is approximately 25% higher than the carrying value.

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

If an operating store’s estimated future undiscounted cash flows are not sufficient to cover its carrying value, its carrying value is reduced to fair value which is its estimated future discounted cash flows. The discount rate is commensurate with the risks associated with the recovery of a similar asset. Beginning in fiscal year 2020, operating lease right-of-use assets are included within the stores’ asset groups. We obtain fair values of these right-of-use assets based on real estate market data.

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

If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 and 100 basis point decrease in our future sales assumptions as of February 29, 2020 would have resulted in 15 and 27, respectively, additional stores being subjected to our impairment analysis.

Revenue recognition for our loyalty program: We offer a chain-wide customer loyalty program, “wellness+ Rewards”. Members participating in our wellness+ Rewards loyalty card program earn points on a calendar year basis for eligible front-end merchandise purchases and qualifying prescriptions.

Effective January 1, 2020, members reach specific wellness+ tiers based on points accumulated during the six calendar month periods between January 1st and June 30th, and July 1st through December 31st, which entitles such customers to certain future discounts and other benefits upon reaching that tier. For example, any customer that reaches 500 points during the six calendar month period between January 1st and June 30th achieves the “Gold” tier, enabling him or her to receive a 20% discount on qualifying purchases of front-end merchandise for the remaining portion of that six calendar month period and for the following six calendar months. There is also a similar “Silver” level with a lower threshold and benefit level. Prior to January 1, 2020, the wellness+ tiers were based on points accumulated for a full calendar year, and entitled such customers to wellness+ benefits for the remainder of that calendar year and also the next calendar year.

Points earned pursuant to the wellness+ program represent a performance obligation and we allocate revenue between the merchandise purchased and the wellness+ points based on the relative stand-alone selling price of each performance obligation. The relative value of the wellness+ points is initially deferred as a contract liability (included in other current and noncurrent liabilities). As members receive discounted front-end merchandise or when the benefit period expires, the Retail Pharmacy segment recognizes an allocable portion of the deferred contract liability into revenue.

Self-insurance liabilities: We expense claims for self-insured workers’ compensation and general liability insurance coverage as incurred including an estimate for claims incurred but not paid. The expense for self-insured workers’ compensation and general liability claims incurred but not paid is determined using several factors, including historical claims experience and development, severity of claims, medical costs and the time needed to settle claims. We discount the estimated expense for workers’ compensation to present value as the time period from incurrence of the claim to final settlement can be several years. We base our estimates for such timing on previous settlement activity. The discount rate is based on the current market rates for Treasury bills that approximate the average time to settle the workers’ compensation claims. These assumptions are updated on an annual basis. A 30 basis point difference in the discount rate for the year ended February 29, 2020, would have affected pretax income by approximately $2.0 million.

Income taxes: We currently have net operating loss (“NOL”) carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate significant deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Our ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 for the period ended February 29, 2020. It is important to note that the limitation that would be created upon an ownership change would only apply to income earned after the event that caused the ownership change.

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

We recognize tax liabilities in accordance with ASC 740, “Income Taxes” and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.

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

Revenue recognition for our Pharmacy Services segment:

The Pharmacy Services segment sells prescription drugs indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy. The Pharmacy Services segment recognizes revenue from prescription drugs sold by (i) its mail service dispensing pharmacy and (ii) under retail pharmacy network contracts where it is the principal at the contract prices negotiated with its clients, primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States. Revenues include: (i) the portion of the price the client pays directly to the Pharmacy Services segment, net of any volume-related or other discounts paid back to the client (see “Drug Discounts” below), (ii) the price paid to the Pharmacy Services segment by client plan members for mail order prescriptions (“Mail Co-Payments”), (iii) client plan member copayments made directly to the retail pharmacy network and (iv) administrative fees. Revenue is recognized when the Pharmacy Services segment meets its performance obligations relative to each transaction type. The following revenue recognition policies have been established for the Pharmacy Services segment:

●	Revenues generated from prescription drugs sold by third party pharmacies in the Pharmacy Services segment’s retail pharmacy network and associated administrative fees are recognized at the Pharmacy Services segment’s point-of-sale, which is when the claim is adjudicated by the Pharmacy Services segment’s online claims processing system. At this point, we have performed across all of our performance obligations.
●	Revenues generated from prescription drugs sold by the Pharmacy Services segment’s mail service dispensing pharmacy are recognized when the prescription is shipped. At the time of shipment, the Pharmacy Services segment has performed all of its performance obligations under its client contracts, as control of and title to the product has passed to the client plan members. The Pharmacy Services segment does not experience a significant level of returns or reshipments.
●	Revenues generated from administrative fees based on membership or claims volume are recognized monthly based on the terms within the individual contracts, either a monthly member based fee, or a claims volume based fee.

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

We participate in the federal government’s Medicare Part D program as a Prescription Drug Plan (“PDP”) through our EIC subsidiary. Our net revenues include insurance premiums earned by the PDP, which are determined based on the PDP’s annual bid and related contractual arrangements with CMS. The insurance premiums include a beneficiary premium, which is the responsibility of the PDP member, but is subsidized by CMS in the case of low-income members, and a direct premium paid by CMS. Premiums collected in advance are initially deferred as accrued expenses and are then recognized ratably as revenue over the period in which members are entitled to receive benefits.

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

The following is a reconciliation of our net loss to Adjusted EBITDA for fiscal 2020, 2019 and 2018:

	February 29, 2020	March 2, 2019	March 3, 2018
	(52 weeks)	(52 weeks)	(52 weeks)
	(Dollars in thousands)
Net loss from continuing operations	$(469,219)	$(666,954)	$(349,532)
Interest expense	229,657	227,728	202,768
Income tax expense	387,607	77,477	305,987
Depreciation and amortization	328,277	357,882	386,057
LIFO (credit) charge	(64,804)	23,354	(28,827)
Lease termination and impairment charges	42,843	107,994	58,765
Goodwill and intangible asset impairment charges	—	375,190	261,727
(Gain) loss on debt retirements, net	(55,692)	554	—
Merger and Acquisition‑related costs	3,599	37,821	24,283
Stock-based compensation expense	16,087	12,115	25,793
Restructuring-related costs	105,642	4,704	—
Inventory write-downs related to store closings	4,652	13,487	7,586
Litigation settlement	—	18,000	—
Loss (gain) on sale of assets, net	4,226	(38,012)	(25,872)
Walgreens Boots Alliance merger termination fee	—	—	(325,000)
Other	5,336	12,104	16,119
Adjusted EBITDA from continuing operations	$538,211	$563,444	$559,854

The following is a reconciliation of our net loss from continuing operations to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share for fiscal 2020, 2019 and 2018. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, a non-recurring litigation settlement (as further discussed below), gains or losses on debt retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, restructuring-related costs and the WBA merger termination fee. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods. Adjusted Net Income (Loss) per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income (Loss):

	February 29, 2020	March 2, 2019	March 3, 2018
	(52 weeks)	(52 weeks)	(52 weeks)
	(Dollars in thousands)
Net loss	$(469,219)	$(666,954)	$(349,532)
Add back - Income tax expense	387,607	77,477	305,987
Loss before income taxes	(81,612)	(589,477)	(43,545)
Adjustments:
Amortization expense	103,941	125,640	147,739
LIFO (credit) charge	(64,804)	23,354	(28,827)
Goodwill and intangible asset impairment charges	—	375,190	261,727
(Gain) loss on debt retirements, net	(55,692)	554	—
Merger and Acquisition‑related costs	3,599	37,821	24,283
Restructuring-related costs	105,642	4,704	—
Litigation settlement	—	18,000	—
Walgreens Boots Alliance merger termination fee	—	—	(325,000)
Adjusted income (loss) before income taxes	11,074	(4,214)	36,377
Adjusted income tax expense (benefit) (a)	3,061	(1,163)	13,937
Adjusted net income (loss)	8,013	$(3,051)	$22,440
Net loss per diluted share	$(8.82)	$(12.62)	$(6.66)
Adjusted net income (loss) per diluted share	$0.15	$(0.06)	$0.42
(a)	The fiscal year 2020, 2019 and 2018 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL’s, state credits and valuation allowance, was used for the fifty-two weeks ended February 29, 2020, the fifty-two weeks ended March 2, 2019 and the fifty-two weeks ended March 3, 2018, respectively.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of February 29, 2020 and assumes that we have not repaid or refinanced our existing 6.125% Senior Notes due 2023 prior to December 31, 2022.

								Fair Value at
	2021	2022	2023	2024	2025	Thereafter	Total	February 29, 2020
	(Dollars in thousands)
Long-term debt, including current portion, excluding financing lease obligations
Fixed Rate	$—	$—	$—	$1,153,490	$—	$866,387	$2,019,877	$1,921,385
Average Interest Rate	0.00%	0.00%	0.00%	6.13%	0.00%	7.53%	6.73%
Variable Rate	$—	$—	$—	$1,100,000	$—	$—	$1,100,000	$1,100,000
Average Interest Rate	0.00%	0.00%	0.00%	3.76%	0.00%	0.00%	3.76%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of February 29, 2020, our annual interest expense would change by approximately $11.0 million. Our annual interest expense would change by approximately $11.0 million when considering the benefit of the Cap which became effective on March 21, 2019.

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

(b)    Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of February 29, 2020, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our internal control over financial reporting is included after the next paragraph.

(c)    Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended February 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rite Aid Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Rite Aid Corporation and subsidiaries (the “Company”) as of February 29, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 29, 2020, of the Company and our report dated April 27, 2020, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update (“ASU”) 2016-12, Leases.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

April 27, 2020

Item 9B.   Other Information

None

PART III

We intend to file with the SEC a definitive proxy statement for our 2020 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after February 29, 2020. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from that proxy statement. Our 2020 Annual Meeting of Stockholders is scheduled to be held on July 8, 2020.

PART IV

Item 15.   Exhibits and Financial Statement Schedule

(a)The consolidated financial statements of the Company and report of the independent registered public accounting firm identified in the following index are included in this report from the individual pages filed as a part of this report:

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

3.           Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Asset Purchase Agreement, dated September 18, 2017, among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Walgreen Co.**	Exhibit 2.1 to Form 8-K, filed on September 19, 2017
2.2	Agreement and Plan of Merger, dated February 18, 2018, among Rite Aid Corporation, Albertsons Companies, Inc., Ranch Acquisition II LLC and Ranch Acquisition Corp.**	Exhibit 2.1 to Form 8-K, filed on February 20, 2018
2.3	Termination Agreement, dated as of August 8, 2018, among Rite Aid Corporation, Albertsons Companies, Inc., Ranch Acquisition II LLC and Ranch Acquisition Corp.	Exhibit 2.1 to Form 8-K, filed on August 8, 2018
2.4	Receivable Purchase Agreement, dated as of February 19, 2020, by and between Envision Insurance Company and Part D Receivable Trust 2020-1 (Series A)	Exhibit 2.1 to Form 8-K, filed on February 21, 2020
2.5	Indemnity Agreement, dated as of February 19, 2020 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series A)	Exhibit 2.2 to Form 8-K, filed on February 21, 2020
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 8-K, filed on April 18, 2019

Exhibit Numbers	Description	Incorporation By Reference To
3.2	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on April 17, 2020
4.1	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
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
4.6

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
4.7

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
4.8

Indenture, dated as of February 5, 2020, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company’s 7.500% Senior Secured Notes due 2025

Exhibit 4.1 to Form 8-K filed on February 5, 2020
4.9	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
10.1	2000 Omnibus Equity Plan	Included in Proxy Statement dated October 24, 2000
10.2	2001 Stock Option Plan	Exhibit 10.3 to Form 10-K, filed on May 21, 2001
10.3	2004 Omnibus Equity Plan	Exhibit 10.4 to Form 10-K, filed on April 29, 2005
10.4	2006 Omnibus Equity Plan	Exhibit 10 to Form 8-K, filed on January 22, 2007

Exhibit Numbers	Description	Incorporation By Reference To
10.5	2010 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.6	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.7	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan	Exhibit 10.8 to Form 10-K, filed on April 23, 2013
10.8	2012 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
10.9	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan	Exhibit 10.10 to Form 10-K, filed on April 23, 2013
10.10	2014 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 23, 2014
10.11	Form of Award Agreement	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.12	Supplemental Executive Retirement Plan	Exhibit 10.6 to Form 10-K, filed on April 28, 2010
10.13	Executive Incentive Plan for Officers of Rite Aid Corporation	Exhibit 10.1 to Form 8-K, filed on February 24, 2012
10.14	Amended and Restated Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of January 21, 2010	Exhibit 10.7 to Form 10-K, filed on April 28, 2010
10.15	Employment Agreement, dated as of July 24, 2014, by and between Rite Aid Corporation and Darren W. Karst	Exhibit 10.2 to Form 10-Q, filed on October 2, 2014
10.16	Letter Agreement, dated October 26, 2015, to the Employment Agreement by and between Rite Aid Corporation and Darren W. Karst, dated as of July 24, 2014	Exhibit 10.1 to Form 8-K, filed on October 28, 2015
10.17	Employment Agreement by and between Rite Aid Corporation and Jocelyn Konrad dated as of August 18, 2015	Exhibit 10.1 to Form 10-Q, filed on January 6, 2016
10.18	Employment Agreement by and between Rite Aid Corporation and Bryan Everett dated as of June 22, 2015	Exhibit 10.2 to Form 10-Q, filed on January 6, 2016
10.19	Form of Retention Award Agreement	Exhibit 10.1 to Form 8-K, filed on January 7, 2016
10.20	Form of December 31, 2015 Retention Award Agreement	Exhibit 10.2 to Form 8-K, filed on January 7, 2016
10.21	Credit Agreement, dated as of December 20, 2018, among Rite Aid Corporation, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on December 20, 2018
10.22

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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.23	Employment Agreement by and between RxOptions, LLC and its affiliates operating the EnvisionRXOptions business and Ben Bulkley dated February 15, 2019	Exhibit 10.27 to Form 10-K, filed on April 25, 2019
10.24	Separation Agreement by and between Rite Aid Corporation and John T. Standley, dated as of March 12, 2019	Exhibit 10.28 to Form 10-Q, filed on July 11, 2019
10.25	Separation Agreement by and between Rite Aid Corporation and Darren Karst, dated as of March 12, 2019	Exhibit 10.29 to Form 10-Q, filed on July 11, 2019
10.26	Separation Agreement by and between Rite Aid Corporation and Kermit Crawford, dated as of March 12, 2019	Exhibit 10.30 to Form 10-Q, filed on July 11, 2019
10.27	Amendment to Employment Agreement by and between Rite Aid Corporation and Bryan Everett, dated as of March 12, 2019	Exhibit 10.31 to Form 10-Q, filed on July 11, 2019
10.28	Amendment to Employment Agreement by and between Rite Aid Corporation and Jocelyn Z. Konrad, dated as of March 12, 2019	Exhibit 10.32 to Form 10-Q, filed on July 11, 2019
10.29	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.30	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019	Exhibit 10.34 to Form 10-Q, filed on July 11, 2019
10.31	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017	Exhibit 10.35 to Form 10-Q, filed on July 11, 2019
10.32	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016	Exhibit 10.36 to Form 10-Q, filed on July 11, 2019
10.33	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001	Exhibit 10.37 to Form 10-Q, filed on July 11, 2019
10.34	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019*	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.35	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019**	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.36	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019	Exhibit 10.2 to Form 8-K, filed on August 12, 2019
10.37	Consulting Agreement by and between Rite Aid Corporation and Avalon Retail Consulting, Inc., through its president, John T. Standley, dated August 14, 2019	Exhibit 10.1 to Form 8-K, filed on August 16, 2019
10.38	Employment Agreement dated October 2, 2019 by and between Rite Aid Corporation and James Peters	Exhibit 10.1 to Form 8-K, filed on October 2, 2019
10.39	Separation Agreement dated October 2, 2019 by and between Rite Aid Corporation and Bryan Everett	Exhibit 10.2 to Form 8-K, filed on October 2, 2019
10.40	Consulting Agreement dated October 2, 2019 by and between Rite Aid Corporation and Bryan Everett	Exhibit 10.3 to Form 8-K, filed on October 2, 2019
10.41	Employment Agreement by and between Rite Aid Corporation and James J. Comitale, dated as of October 26, 2015	Filed herewith
10.42	Amendment to Employment Agreement by and between James J. Comitale, dated November 6, 2019	Filed herewith
10.43	Employment Agreement by and between Rite Aid Corporation and Jessica Kazmaier, dated as of March 12, 2019	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
10.44	Amendment to Employment Agreement by and between Jessica Kazmaier, dated November 6, 2019	Filed herewith
10.45	Employment Agreement by and between Justin Mennen, dated as of December 7, 2018	Filed herewith
10.46	Amendment to Employment Agreement by and between Justin Mennen, dated November 6, 2019	Filed herewith
10.47	Employment Agreement by and between Rite Aid Corporation and Andre Persaud, dated as of January 28, 2020	Filed herewith
10.48	Employment Agreement by and between RxOptions, LLC and Dan Robson, dated as of December 12, 2019	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
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

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Rite Aid Corporation, its subsidiaries or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Rite Aid Corporation may be found elsewhere in this report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rite Aid Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the "Company") as of February 29, 2020 and March 2, 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended February 29, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and March 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 29, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 27, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, effective March 3, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases (Topic 842), using the alternative transition method which does not require prior periods to be recast.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Realizability of Deferred Income Tax Assets — Refer to Note 7 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets include loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company regularly reviews the deferred tax assets for recoverability considering historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. As of February 29, 2020, the Company has $2.8 billion of gross deferred tax assets and a valuation allowance of $1.7 billion.

Given the complexity in the determination of whether it is more likely than not that sufficient taxable income will be generated to realize deferred tax assets, auditing the valuation of deferred tax assets involved especially subjective judgment, including the need to involve our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Working with our income tax specialists, our audit procedures to determine if it is more likely than not that deferred tax assets will be realized included the following, among others:

●	We tested the effectiveness of internal controls over the calculation and valuation of deferred income tax assets, including the controls over the Company’s consideration of positive and negative evidence.
●	We evaluated the reasonableness of management’s estimates of future taxable income by considering the weight applied to significant negative evidence and positive evidence that is objectively verifiable.
•	We evaluated the Company’s “more likely than not” conclusion with regard to deferred tax assets that are considered realizable and recomputed the valuation allowance for those that were not considered realizable.
•	We evaluated management’s disclosure of the valuation allowance in its form 10-K footnote.

Goodwill – Pharmacy Services Reporting Unit — Refer to Note 13 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to the carrying value of each reporting unit. The Company uses either a qualitative assessment approach or a quantitative assessment approach. For the quantitative approach, the Company estimates fair value using an average based on an income approach and a market approach. The income approach is based on the present value of future cash flows of the reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates, and market activity. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $1.108 billion as of February 29, 2020, of which $1.065 billion is allocated to the Pharmacy Services reporting unit.

Given the significant estimates and assumptions by management to estimate the fair value of the Pharmacy Services reporting unit, including future growth rates, discount rates, and market activity, our audit procedures included a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

●	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Pharmacy Services reporting unit, such as controls related to management’s selection of future growth rates, discount rate, and market multiples.

●	We evaluated the reasonableness of management’s future growth rates by comparing the forecasts of revenues and EBITDA to:
o	Historical revenues and EBITDA margins.
o	Internal communications to management and the Board of Directors.
o	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rate, and (3) market activity by:
o	Testing the source information underlying the determination of the discount rate and market multiples and the mathematical accuracy of the calculations.
o	Developing a range of independent estimates and comparing those to the discount rate and market multiples selected by management.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

April 27, 2020

We have served as the Company's auditor since 1999.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 29,	March 2,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$218,180	$144,353
Accounts receivable, net	1,286,785	1,788,712
Inventories, net	1,921,604	1,871,941
Prepaid expenses and other current assets	181,794	179,132
Current assets held for sale	92,278	117,581
Total current assets	3,700,641	4,101,719
Property, plant and equipment, net	1,215,838	1,308,514
Operating lease right-of-use assets	2,903,256	—
Goodwill	1,108,136	1,108,136
Other intangibles, net	359,491	448,706
Deferred tax assets	16,680	409,084
Other assets	148,327	215,208
Total assets	$9,452,369	$7,591,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$8,840	$16,111
Accounts payable	1,484,081	1,618,585
Accrued salaries, wages and other current liabilities	746,318	808,439
Current portion of operating lease liabilities	490,161	—
Current liabilities held for sale	37,063	—
Total current liabilities	2,766,463	2,443,135
Long-term debt, less current maturities	3,077,268	3,454,585
Long-term operating lease liabilities	2,710,347	—
Lease financing obligations, less current maturities	19,326	24,064
Other noncurrent liabilities	204,438	482,893
Total liabilities	8,777,842	6,404,677
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 54,716 and 54,016	54,716	54,016
Additional paid-in capital	5,890,903	5,876,977
Accumulated deficit	(5,222,194)	(4,713,244)
Accumulated other comprehensive loss	(48,898)	(31,059)
Total stockholders’ equity	674,527	1,186,690
Total liabilities and stockholders’ equity	$9,452,369	$7,591,367

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	February 29,	March 2,	March 3,
	2020	2019	2018
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Revenues	$21,928,393	$21,639,557	$21,528,968
Costs and expenses:
Cost of revenues	17,201,635	16,963,205	16,748,863
Selling, general and administrative expenses	4,587,336	4,592,375	4,651,262
Lease termination and impairment charges	42,843	107,994	58,765
Goodwill and intangible asset impairment charges	—	375,190	261,727
Interest expense	229,657	227,728	202,768
(Gain) loss on debt retirements, net	(55,692)	554	—
Walgreens Boots Alliance merger termination fee	—	—	(325,000)
Loss (gain) on sale of assets, net	4,226	(38,012)	(25,872)
	22,010,005	22,229,034	21,572,513
Loss from continuing operations before income taxes	(81,612)	(589,477)	(43,545)
Income tax expense	387,607	77,477	305,987
Net loss from continuing operations	(469,219)	(666,954)	(349,532)
Net income from discontinued operations, net of tax	17,045	244,741	1,293,002
Net (loss) income	$(452,174)	$(422,213)	$943,470
Computation of (loss) income attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(469,219)	$(666,954)	$(349,532)
Income from discontinued operations attributable to common stockholders—basic and diluted	17,045	244,741	1,293,002
(Loss) income attributable to common stockholders—basic and diluted	$(452,174)	$(422,213)	$943,470
Basic and diluted (loss) income per share:
Continuing operations	$(8.82)	$(12.62)	$(6.66)
Discontinued operations	$0.32	$4.63	$24.64
Net basic and diluted (loss) income per share	$(8.50)	$(7.99)	$17.98

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended
	February 29,	March 2,	March 3,
	2020	2019	2018
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Net (loss) income	$(452,174)	$(422,213)	$943,470
Other comprehensive (loss) income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0, $1,765 and $4,842 income tax expense	(17,351)	3,490	7,255
Change in fair value of interest rate cap	(488)	—
Total other comprehensive (loss) income	(17,839)	3,490	7,255
Comprehensive (loss) income	$(470,013)	$(418,723)	$950,725

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE MARCH 4, 2017	52,685	52,685	$5,840,859	$(5,237,157)	$(42,317)	$614,070
Net income				943,470		943,470
Other comprehensive income:
Changes in Defined Benefit Plans, net of $4,842 tax expense					7,255	7,255
Comprehensive income						950,725
Adoption of ASU 2016-09				11,729		11,729
Adoption of ASU 2018-02				(513)	513	—
Exchange of restricted shares for taxes	(73)	(73)	(4,030)			(4,103)
Issuance of restricted stock	693	693	(693)			—
Cancellation of restricted stock	(180)	(180)	180			—
Amortization of restricted stock balance			18,365			18,365
Stock-based compensation expense			2,761			2,761
Amortization of performance-based incentive plans			1,667			1,667
Stock options exercised	241	241	5,555			5,796
BALANCE MARCH 3, 2018	53,366	$53,366	$5,864,664	$(4,282,471)	$(34,549)	$1,601,010
Net loss				(422,213)		(422,213)
Other comprehensive income:
Changes in Defined Benefit Plans, net of $1,765 tax expense					3,490	3,490
Comprehensive loss						(418,723)
Adoption of ASU 2014-09				(8,560)		(8,560)
Exchange of restricted shares for taxes	(70)	(70)	(2,349)			(2,419)
Issuance of restricted stock	709	709	(709)			—
Cancellation of restricted stock	(88)	(88)	88			—
Amortization of restricted stock balance			14,628			14,628
Stock-based compensation expense			(1,539)			(1,539)
Stock options exercised	99	99	2,194			2,293
BALANCE MARCH 2, 2019	54,016	$54,016	$5,876,977	$(4,713,244)	$(31,059)	$1,186,690
Net loss				(452,174)		(452,174)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					(17,351)	(17,351)
Change in fair value of interest rate cap					(488)	(488)
Comprehensive loss						(470,013)
Adoption of ASU 2016-02				(56,776)		(56,776)
Exchange of restricted shares for taxes	(240)	(240)	(1,680)			(1,920)
Issuance of restricted stock	1,402	1,402	(1,402)			—
Cancellation of restricted stock	(462)	(462)	462			—
Amortization of restricted stock balance			15,840			15,840
Stock-based compensation expense			706			706
BALANCE FEBRUARY 29, 2020	54,716	$54,716	$5,890,903	$(5,222,194)	$(48,898)	$674,527

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 29,	March 2,	March 3,
	2020	2019	2018
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities:
Net (loss) income	$(452,174)	$(422,213)	$943,470
Net income from discontinued operations, net of tax	17,045	244,741	1,293,002
Net loss from continuing operations	$(469,219)	$(666,954)	$(349,532)
Adjustments to reconcile to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	328,277	357,882	386,057
Lease termination and impairment charges	42,843	107,994	58,765
Goodwill and intangible asset impairment charges	—	375,190	261,727
LIFO (credit) charge	(64,804)	23,354	(28,827)
Loss (gain) on sale of assets, net	4,226	(38,012)	(25,872)
Stock-based compensation expense	16,087	12,115	25,793
(Gain) loss on debt retirements, net	(55,692)	554	—
Changes in deferred taxes	385,904	95,638	260,411
Changes in operating assets and liabilities:
Accounts receivable	486,563	(75,844)	(349,481)
Inventories	15,141	(44,645)	18,835
Accounts payable	(92,062)	125,925	211,511
Operating lease right-of-use assets and operating lease liabilities	14,112	—	—
Other assets	(38,351)	1,000	(10,082)
Other liabilities	(62,168)	(439,906)	52,165
Net cash provided by (used in) operating activities of continuing operations	510,857	(165,709)	511,470
Investing activities:
Payments for property, plant and equipment	(171,705)	(196,778)	(185,879)
Intangible assets acquired	(42,681)	(47,911)	(28,885)
Proceeds from insured loss	—	—	4,239
Proceeds from dispositions of assets and investments	59,658	43,550	27,586
Proceeds from sale-leaseback transactions	4,879	2,587	—
Net cash used in investing activities of continuing operations	(149,849)	(198,552)	(182,939)
Financing activities:
Proceeds from issuance of long-term debt	600,000	450,000	—
Net (payments to) proceeds from revolver	(225,000)	875,000	(265,000)
Principal payments on long-term debt	(706,103)	(440,370)	(9,882)
Change in zero balance cash accounts	12,671	(59,481)	35,605
Net proceeds from issuance of common stock	—	2,294	5,796
Payments for taxes related to net share settlement of equity awards	(1,921)	(2,419)	(4,103)
Financing fees paid for early debt redemption	(518)	(171)	—
Deferred financing costs paid	(5,781)	(21,564)	—
Net cash (used in) provided by financing activities of continuing operations	(326,652)	803,289	(237,584)
Cash flows from discontinued operations:
Operating activities of discontinued operations	(23,836)	(62,956)	(245,126)
Investing activities of discontinued operations	63,307	664,740	3,496,222
Financing activities of discontinued operations	—	(1,343,793)	(3,140,119)
Net cash provided by (used in) discontinued operations	39,471	(742,009)	110,977
Increase (decrease) in cash and cash equivalents	73,827	(302,981)	201,924
Cash and cash equivalents, beginning of period	144,353	447,334	245,410
Cash and cash equivalents, end of period	$218,180	$144,353	$447,334

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

The Company is a Delaware corporation and through its 100% owned subsidiaries, operates a pharmacy retail healthcare company in the United States of America. The Company operates through its two reportable segments: the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy segment operates one of the largest retail drugstore chains in the United States, with 2,461 stores in operation as of February 29, 2020. The Retail Pharmacy segment’s drugstores’ primary business is the sale of brand and generic prescription drugs. The Retail Pharmacy segment also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line. The Pharmacy Services segment operates both transparent and traditional pharmacy benefit management (“PBM”) businesses; mail-order and specialty pharmacy services through EnvisionPharmacies; a claims adjudication software platform through Laker Software; and a national Medicare Part D prescription drug plan through Envision Insurance Company (“EIC”). See Note 20 for additional details on the Company’s reportable segments.

The discussion and presentation of the operating and financial results of our business segments have been impacted by the following event.

Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement (the "Amended and Restated Asset Purchase Agreement"), dated as of September 18, 2017, by and among Rite Aid, WBA and Walgreen Co., an Illinois corporation and 100% owned subsidiary of WBA ("Buyer"), Buyer agreed to purchase from Rite Aid 1,932 stores (the "Acquired Stores"), three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of approximately $4,375,000, on a cash free, debt free basis (the "Asset Sale" or the "Sale"). As of February 29, 2020, the Company has sold all 1,932 Acquired Stores, two distribution centers and related assets to WBA in exchange for proceeds of $4,280,711, which were used to repay outstanding debt. Based on its magnitude and because the Company has exited certain markets, the Sale represents a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Asset Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the assets and liabilities to be sold, including the 1,932 Acquired Stores, three distribution centers, related inventory and other specified assets and liabilities related thereto (collectively the “Assets to be Sold” or “Disposal Group”) to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended February 29, 2020 and March 2, 2019, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, corporate support activities related to the Disposal Group were not reclassified to discontinued operations. See additional information as provided in Note 3 Asset Sale to WBA.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

Revenues for the Company are as follows:

	Year Ended
	February 29,	March 2,	March 3,
	2020	2019	2018
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Retail Pharmacy segment:
Pharmacy sales	$10,354,293	$10,391,539	$10,328,376
Front-end sales	5,114,976	5,215,152	5,348,613
Other revenue	146,917	150,461	155,636
Total Retail Pharmacy segment	15,616,186	15,757,152	15,832,625
Pharmacy Services segment revenue	6,559,560	6,093,688	5,896,669
Intersegment elimination	(247,353)	(211,283)	(200,326)
Total revenue	$21,928,393	$21,639,557	$21,528,968

Sales of prescription drugs for our Retail Pharmacy segment represented approximately 67.0%, 66.6% and 65.9% of the Company’s total drugstore sales in fiscal years 2020, 2019 and 2018, respectively. The Retail Pharmacy segment’s principal classes of products in fiscal 2020 were the following:

Percentage
Product Class	of Sales
Prescription drugs	67.0%
Over-the-counter medications and personal care	11.0%
Health and beauty aids	5.0%
General merchandise and other	17.0%

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal years ended February 29, 2020, March 2, 2019 and March 3, 2018 included 52 weeks.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

Company maintains a reserve for the amount of these receivables deemed to be uncollectible. This reserve is calculated based upon historical collection activity adjusted for current conditions.

Inventories

Inventories are stated at the lower of cost or market. Inventory balances include the capitalization of certain costs related to purchasing, freight and handling costs associated with placing inventory in its location and condition for sale. The Company uses the last-in, first-out (“LIFO”) cost flow assumption for substantially all of its inventories. The Company calculates its inflation index based on internal product mix and utilizes the link-chain LIFO method.

Impairment of Long-Lived Assets

Asset impairments are recorded when the carrying value of assets are not recoverable. For purposes of recognizing and measuring impairment of long-lived assets, the Company categorizes assets of operating stores as “Assets to Be Held and Used” and “Assets to Be Disposed Of.” The Company evaluates assets at the store level because this is the lowest level of identifiable cash flows ascertainable to evaluate impairment. Assets being tested for recoverability at the store level include tangible long-lived assets, right-of-use assets for leased stores, and identifiable, finite-lived intangibles that arose in purchase business combinations. Corporate assets to be held and used are evaluated for impairment based on excess cash flows from the stores that support those assets.

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

The Company capitalizes direct internal and external development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

fiscal years 2020, 2019 and 2018, the Company capitalized costs of approximately $15,240, $13,716 and $13,940, respectively.

Goodwill

The Company recognizes goodwill as the excess of the purchase price over the fair value of the assets acquired and liabilities assumed during business combinations. The Company accounts for goodwill under ASC Topic 350, “Intangibles—Goodwill and Other”, which does not permit amortization, but instead requires the Company to perform an annual impairment review, or more frequently if events or circumstances indicate that impairment may be more likely. See Note 13 for additional information on goodwill.

Intangible Assets

The Company has certain finite-lived intangible assets that are amortized over their useful lives. Prescription files acquired in business combinations are amortized over an estimated useful life of ten years on an accelerated basis, which approximates the anticipated prescription file retention and related cash flows. Purchased prescription files acquired in other than business combinations are amortized over their estimated useful lives of five years on a straight-line basis. The value of finite-lived trade names are amortized over 10 years on a straight-line basis. The value of customer relationships, acquired in connection with the Company’s acquisition of EnvisionRx, are amortized over a period between 10 and 20 years on a descending percentage method which matches the pattern of expected discounted cash flows. The Pharmacy Services segment’s contract with Centers for Medicare and Medicaid Services (“CMS”) for Medicare Part D (“Part D”), which is required in order to act as a national provider of the Part D benefit, is amortized over 25 years on a straight line basis.

Indefinite lived assets

The Company has a single indefinite-lived intangible asset consisting of a trade name. Intangible assets that are determined to have an indefinite life are not amortized, but are required to be evaluated at least annually for impairment. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is impaired by the amount of the excess.

Deferred Financing Costs

Costs incurred to issue debt are deferred and amortized as a component of interest expense over the terms of the related debt agreements. Amortization expense of deferred financing costs was $10,187, $10,761 and $8,403 for fiscal 2020, 2019 and 2018, respectively.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

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

The Retail Pharmacy segment offers a chain-wide loyalty card program titled wellness+. Individual customers are able to become members of the wellness+ program. Members participating in the wellness+ loyalty card program earn points on a calendar year basis for eligible front-end merchandise purchases and qualifying prescription purchases.

Effective January 1, 2020, members reach specific wellness+ tiers based on points accumulated during the six calendar month periods between January 1st and June 30th, and July 1st through December 31st, which entitles such customers to certain future discounts and other benefits upon reaching that tier. For example, any customer that reaches 500 points during the six calendar month period between January 1st and June 30th achieves the “Gold” tier, enabling him or her to receive a 20% discount on qualifying purchases of front-end merchandise for the remaining portion of that six calendar month period and for the following six calendar months. There is also a similar “Silver” level with a lower threshold and benefit level. Prior to January 1, 2020, the wellness+ tiers were based on points accumulated for a full calendar year, and entitled such customers to wellness+ benefits for the remainder of that calendar year and also the next calendar year.

Points earned pursuant to the wellness+ program represent a performance obligation and the Company allocates revenue between the merchandise purchased and the wellness+ points based on the relative stand-alone selling price of each performance obligation. The relative value of the wellness+ points is initially deferred as a contract liability (included in other current and noncurrent liabilities). As members receive discounted front-end merchandise or when the benefit period expires, the Retail Pharmacy segment recognizes an allocable portion of the deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $52,668 as of February 29, 2020, of which $52,668 is included in other current liabilities and $0 is included in noncurrent liabilities. The Retail Pharmacy segment had accrued contract liabilities of $63,720 as of March 2, 2019, of which $51,042 is included in other current liabilities and $12,678 is included in noncurrent liabilities.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by major source in each segment for the fiscal year ended February 29, 2020:

In thousands	February 29, 2020
Retail Pharmacy segment:
Pharmacy sales	$10,354,293
Front-end sales	5,114,976
Other revenue	146,917
Total Retail Pharmacy segment	15,616,186
Pharmacy Services segment	6,559,560
Intersegment elimination	(247,353)
Total revenue	$21,928,393

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

	Impact of Change in Accounting Policy
	As Reported		Adjusted
In thousands	March 3, 2018	Adjustments	March 4, 2018
Consolidated Balance Sheet:
Accounts receivable, net	$1,869,100	$(57,897)	$1,811,203
Inventories, net	1,799,539	51,121	1,850,660
Deferred tax assets	594,019	(1,784)	592,235
Total assets	8,989,327	(8,560)	8,980,767
Accumulated deficit	(4,282,471)	(8,560)	(4,291,031)
Total shareholders’ equity	1,601,010	(8,560)	1,592,450

See Note 20 for additional information about the revenues of the Company’s business segments.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

Pharmacy Services Segment

The Pharmacy Services segment’s cost of revenues includes the cost of prescription drugs sold during the reporting period indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy. The cost of prescription drugs sold component of cost of revenues includes: (i) the cost of the prescription drugs purchased from manufacturers or distributors and shipped to members in clients’ benefit plans from the Pharmacy Services segment’s mail service dispensing pharmacy, net of any volume-related or other discounts (see the section entitled “Vendor Rebates and Allowances and Purchase Discounts” below) and (ii) the cost of prescription drugs sold through the Pharmacy Services segment’s retail pharmacy network under contracts where it is the principal, net of any volume-related or other discounts.

See Note 20 for additional information about the cost of revenues of the Company’s business segments.

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

Rent

The Company records rent expense on operating leases on a straight-line basis over the reasonably certain lease term. The Company begins to record rent expense at the time that the Company has the right to use the property. From

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

time to time, the Company receives incentive payments from landlords that subsidize lease improvement construction. These leasehold incentives are recorded as a reduction to the right-of-use asset.

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

Advertising

Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2020, 2019 and 2018 were $142,079, $147,519 and $161,826, respectively.

Insurance

The Company is self-insured for certain general liability and workers’ compensation claims. For claims that are self-insured, stop-loss insurance coverage is maintained for workers’ compensation occurrences exceeding $1,000 and general liability occurrences exceeding $3,000. The Company utilizes actuarial studies as the basis for developing reported claims and estimating claims incurred but not reported relating to the Company’s self-insurance. Workers’ compensation claims are discounted to present value using a risk-free interest rate.

Benefit Plan Accruals

The Company has several defined benefit plans, under which participants earn a retirement benefit based upon a formula set forth in the plan. The Company records expense related to these plans using actuarially determined amounts that are calculated under the provisions of ASC 715, “Compensation—Retirement Benefits.” Key assumptions used in the actuarial valuations include the discount rate, the expected rate of return on plan assets and the rate of increase in future compensation levels.

Stock-Based Compensation

The Company has several stock option plans, which are described in detail in Note 17. The Company accounts for stock-based compensation under ASC 718, “Compensation—Stock Compensation.” The Company recognizes option expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

Store Pre-opening Expenses

Costs incurred prior to the opening of a new or relocated store, associated with a remodeled store or related to the opening of a distribution facility are charged to operations as incurred.

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

The Company recognizes tax liabilities in accordance with ASC 740, “Income Taxes” and the Company adjusts these liabilities with changes in judgment as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, among other things, permanently lowered the statutory federal corporate tax rate from 35% to 21%, effective for tax years including or beginning January 1, 2018. Under the guidance of ASC 740, “Income Taxes” (“ASC 740”), the Company re-measured its net deferred tax assets on the date of enactment based on the reduction in the overall future tax benefit expected to be realized at the lower tax rate implemented by the new legislation.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

Significant Concentrations

Retail Pharmacy Segment

The Company’s pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third party payor that agrees to pay for all or a portion of a customer’s eligible prescription purchases. During fiscal 2020, the top five third party payors accounted for approximately 79.9% of the Company’s pharmacy sales. The largest third party payor, Caremark, represented 28.8%, 28.3% and 27.2% of pharmacy sales during fiscal 2020, 2019 and 2018, respectively. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers.

During fiscal 2020, state sponsored Medicaid agencies and related managed care Medicaid payors accounted for approximately 19.0% of the Company’s pharmacy sales, the largest of which was approximately 1.4% of the Company’s pharmacy sales. During fiscal 2020, approximately 38.4% of the Company’s pharmacy sales were to customers covered by Medicare Part D. Any significant loss of third- party payor business could have a material adverse effect on the Company’s business and results of operations.

During fiscal 2020, the Company purchased brand and generic pharmaceuticals, which amounted to approximately 99.0% of the dollar volume of its prescription drugs from McKesson Corporation (“McKesson”) under its expanded agreement executed on February 17, 2014 and amended in fiscal 2019 for our pharmaceutical purchasing and distribution whereby McKesson assumed responsibility for purchasing essentially all of the brand and generic medications the Company dispenses as well as providing a new direct store delivery model to all of the Company’s stores. If the Company’s relationship with McKesson was disrupted, it could temporarily have difficulty filling prescriptions for brand-named and generic drugs until it executed a replacement wholesaler agreement or developed and implemented self-distribution processes.

Pharmacy Services Segment

Our Pharmacy Services segment revenue is currently generated from a limited number of customers. During fiscal 2020, our top five customers accounted for 53.2% of our Pharmacy Services segment revenue. The largest payor, CMS, represented 27.4%, 23.0% and 17.3% of Pharmacy Services segment revenue during fiscal 2020, 2019 and 2018, respectively. Pharmacy Services segment customers are entities such as employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States.

The Pharmacy Services segment, through its EIC subsidiary, participates in the federal government’s Medicare Part D program as a PDP. During fiscal 2020, fiscal 2019 and fiscal 2018, net revenues of $436,435 (2.0% of consolidated revenues), $391,024 (1.8% of consolidated revenues) and $203,361 (1.0% of consolidated revenues), respectively, include insurance premiums earned by the PDP, which are determined based on the PDP’s annual bid and related contractual arrangements with CMS.

Derivatives

The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap or cap

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by ASC 815, “Derivatives and Hedging.” As of March 2, 2019, the Company had no interest rate swap arrangements or other derivatives. On March 15, 2019, the Company entered into an interest rate cap ("Cap"), which has been assigned to the variable interest rate payments on the first $650.0 million notional amount of variable rate indebtedness. The Cap has an effective date of March 21, 2019 and expires on March 21, 2021. The Cap provides the Company with interest rate protection in the event that LIBOR increases above 2.75%.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

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

See Note 16 for additional information.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), which is intended to provide entities with additional guidance to determine which software implementation costs to capitalize and which costs to expense. The ASU will allow entities to capitalize costs for implementation activities during the application development stage. ASU No. 2018-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2019 (fiscal 2021). Early adoption of ASU 2018-15 is permitted. The Company is in the process of assessing the impact of the adoption of ASU 2018-15, but does not expect adoption will have a material impact on the Company’s financial position, results of operations and cash flows.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

receivables, financial guarantees, loans and loan commitments and held-to-maturity debt securities). The Company is evaluating the effect of adopting ASU 2016-13, but does not expect the adoption to have a material impact on the Company’s financial position, results of operations and cash flows.

.

2. Restructuring

Beginning in fiscal 2019, the Company initiated a series of restructuring plans designed to reorganize its executive management team, reduce managerial layers, and consolidate roles. The Company also initiated restructuring plans with regard to its future strategy and brand identification, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in its front-end offering to free up working capital, assessing its pricing and promotional strategy, rebranding its retail pharmacy and EnvisionRxOptions business, implementing executive team enhancements, further reducing SG&A and headcount, separating the front-end and retail pharmacy teams into separate units, integrating the Pharmacy Services segment both within the segment and across Rite Aid, including a detailed review of the EnvisionRxOptions cost structure and action plans to streamline.

For the year ended February 29, 2020, the Company incurred total restructuring-related costs of $105,642, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$47,154	$11,339	$58,493
Non-executive retention costs associated with the March 2019 reorganization (b)	8,927	4,243	13,170
Professional and other fees relating to restructuring activities (c)	31,657	2,322	33,979
Total restructuring-related costs	$87,738	$17,904	$105,642

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

For the year ended March 2, 2019, the Company incurred total restructuring-related costs of $4,704, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$—	$—	$—
Non-executive retention costs associated with the March 2019 reorganization (b)	3,224	1,480	4,704
Professional and other fees relating to restructuring activities (c)	—	—	—
Total restructuring-related costs	$3,224	$1,480	$4,704

A summary of activity for the year ended February 29, 2020 in the restructuring-related liabilities associated with the programs noted above, which is included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related		Professional and
	costs (a)	Retention costs (b)	other fees (c)	Total

Balance at March 2, 2019	$—	$4,704	$—	$4,704
Additions charged to expense	27,076	6,664	9,610	43,350
Cash payments	(4,653)	(242)	(9,610)	(14,505)
Balance at June 1, 2019	$22,423	$11,126	$—	$33,549
Additions charged to expense	8,381	4,087	12,677	25,145
Cash payments	(4,580)	(11,200)	(6,768)	(22,548)
Balance at August 31, 2019	$26,224	$4,013	$5,909	$36,146
Additions charged to expense	17,320	1,268	6,687	25,275
Cash payments	(5,036)	—	(5,088)	(10,124)
Balance at November 30, 2019	$38,508	$5,281	$7,508	$51,297
Additions charged to expense	5,716	1,151	5,005	11,872
Cash payments	(7,996)	—	(10,119)	(18,115)
Balance at February 29, 2020	$36,228	$6,432	$2,394	$45,054
(a)	– Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with ongoing reorganization efforts.
(b)	– As part of its March 2019 reorganization, the Company incurred costs with the implementation of a retention plan for certain of its key associates.
(c)	– Professional and other fees include costs incurred in connection with the identification and implementation of initiatives associated with restructuring activities.

The Company anticipates incurring approximately $60,000 during fiscal 2021 in connection with its continued restructuring activities.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

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

During fiscal 2019, the Company completed the sale of one of its distribution centers and related assets to WBA for proceeds of $61,251. The impact of the sale of the distribution center and related assets resulted in a pre-tax gain of $14,151, which has been included in the results of operations and cash flows of discontinued operations during the fifty-two week period ended March 2, 2019. During fiscal 2020, the Company completed the sale of the second distribution center and related assets to WBA for proceeds of $62,774. The impact of the sale of the distribution center and related assets resulted in a pre-tax gain of $19,268, which has been included in the results of operations and cash flows of discontinued operations during the fifty-two week period ended February 29, 2020. On April 1, 2020, we completed the inventory transfer at our remaining distribution center to WBA for proceeds of $19,280.

The transfer of the remaining distribution center and related non-inventory assets remains subject to minimal customary closing conditions applicable only to the distribution center being transferred at such distribution center closing, as specified in the Amended and Restated Asset Purchase Agreement.

The parties to the Amended and Restated Asset Purchase Agreement have each made customary representations and warranties. The Company has agreed to various covenants and agreements, including, among others, the Company’s agreement to conduct its business at the distribution centers being sold to WBA in the ordinary course during the period between the execution of the Amended and Restated Asset Purchase Agreement and the distribution center closing. The Company has also agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the TSA, the Company provides various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA has been extended to October 17, 2020. In connection with these services, the Company purchases the related inventory and incurs cash payments for the selling, general and administrative activities, which, the Company bills on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the fifty-two week periods ended February 29, 2020 and March 2, 2019 were $3,030,967 and $6,887,092, respectively, of which $38,737 and $293,662 is included in Accounts receivable, net. The Company charged WBA TSA fees of $37,922 during the fifty-two week period ended February 29, 2020 and $80,277 in the fifty-two week period ended March 2, 2019, which are reflected as a reduction to selling, general and administrative expenses.

Based on its magnitude and because the Company exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposal Group to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended February 29, 2020 and

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

March 2, 2019, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

The carrying amount of the Assets to be Sold, which were included in the Retail Pharmacy segment, have been reclassified from their historical balance sheet presentation to current assets and liabilities held for sale as follows:

	February 29,	March 2,
	2020	2019
Inventories	$13,719	$68,233
Property and equipment	43,576	49,348
Operating lease right-of-use asset	34,983	—
Current assets held for sale	$92,278	$117,581
Current portion of operating lease liabilities	$2,002	$—
Long-term operating lease liabilities	35,061	—
Current liabilities held for sale	$37,063	$—

The operating results of the discontinued operations that are reflected on the consolidated statements of operations within net income from discontinued operations are as follows:

	February 29,	March 2,	March 3,
	2020	2019	2018
	(52 weeks)	(52 weeks)	(52 weeks)
Revenues	$(21)	$34,889	$8,686,397
Costs and expenses:
Cost of revenues(a)	(5,639)	24,271	6,406,067
Selling, general and administrative expenses(a)	1,498	20,681	2,134,276
Lease termination and impairment charges	—	—	77
Loss on debt retirements, net	—	22,646	8,180
Interest expense(b)	1	4,616	224,300
Gain on stores sold to Walgreens Boots Alliance	—	(374,619)	(2,128,832)
(Gain) loss on sale of assets, net	(19,937)	1,486	(377)
	(24,077)	(300,919)	6,643,691
Income from discontinued operations before income taxes	24,056	335,808	2,042,706
Income tax expense	7,011	91,067	749,704
Net income from discontinued operations, net of tax	$17,045	$244,741	$1,293,002
(a)	Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.
(b)	In accordance with ASC 205-20, the operating results for the fifty-two week period ended February 29, 2020, the fifty-two week period ended March 2, 2019 and the fifty-two week period ended March 3, 2018, respectively, for the discontinued operations include interest expense relating to the outstanding indebtedness repaid with the estimated excess proceeds from the Sale.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

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

	February 29,	March 2,	March 3,
	2020	2019	2018
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Basic and diluted (loss) income per share:
Numerator:
Net loss from continuing operations	$(469,219)	$(666,954)	$(349,532)
Net income from discontinued operations	17,045	244,741	1,293,002
(Loss) income attributable to common stockholders— basic and diluted	$(452,174)	$(422,213)	$943,470
Denominator:
Basic weighted average shares	53,228	52,854	52,481
Outstanding options and restricted shares, net	—	—	—
Diluted weighted average shares	53,228	52,854	52,481
Basic and diluted (loss) income per share:
Continuing operations	$(8.82)	$(12.62)	$(6.66)
Discontinued operations	0.32	4.63	24.64
Net basic and diluted (loss) income per share	$(8.50)	$(7.99)	$17.98

Due to their antidilutive effect, 1,295, 1,036 and 374 potential common shares related to stock options have been excluded from the computation of diluted income per share as of February 29, 2020, March 2, 2019 and March 3, 2018, respectively. Also, excluded from the computation of diluted income per share as of February 29, 2020, March 2, 2019 and March 3, 2018 are restricted shares of 1,253, 1,008 and 610, respectively, which are included in shares outstanding.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

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

The Company recorded impairment charges of $39,875 in fiscal 2020, $63,492 in fiscal 2019 and $37,873 in fiscal 2018. The Company’s methodology for recording impairment charges has been consistently applied in the periods presented.

At February 29, 2020, $965.5 million of the Company’s long-lived assets, including intangible assets, were associated with 2,461 active operating stores. Additionally, in connection with the adoption of ASU 2016-02, Leases (Topic 842), we have approximately $2.8 billion of operating lease right-of-use assets associated with the active stores.

If an operating store’s estimated future undiscounted cash flows are not sufficient to cover its carrying value, its carrying value is reduced to fair value. Fair value is its estimated future discounted cash flows. The discount rate is commensurate with the risks associated with the recovery of a similar asset. Beginning in fiscal year 2020, operating

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

lease right-of-use assets are included within the stores’ asset groups. We obtain fair values of these right-of-use assets based on real estate market data.

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

The Company recorded impairment charges for active stores of $34,825 in fiscal 2020, $46,419 in fiscal 2019 and $34,782 in fiscal 2018.

The Company reviews key performance results for active stores on a quarterly basis and approves certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors, in addition to, the active store’s individual operating results. The Company recorded impairment charges for closed facilities of $5,050 in fiscal 2020, $2,788 in fiscal 2019 and $3,091 in fiscal 2018.

The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2020, 2019 and 2018:

	February 29, 2020		March 2, 2019		March 3, 2018
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Active stores:
Stores previously impaired(1)	274	$11,449	288	$17,939	218	$7,313
New, relocated and remodeled stores(2)	8	11,228	22	10,595	28	13,100
Remaining stores not meeting the recoverability test(3)	38	12,148	74	17,885	60	14,369
Total impairment charges—active stores	320	34,825	384	46,419	306	34,782
Total impairment charges—closed facilities	30	5,050	62	2,788	67	3,091
Total impairment charges—other(4)	—	—	—	14,285	—	—
Total impairment charges—all locations	350	$39,875	446	$63,492	373	$37,873
(1)	These charges are related to stores that were impaired for the first time in prior periods. In an effort to improve the operating results or to meet geographical competition, the Company will often make additional capital additions in stores that were impaired in prior periods. These additions will be impaired in future periods if they are deemed to be unrecoverable. In connection with our March 3, 2019 adoption of ASU 2016-02, Leases (Topic 842), under the alternative transition method, and the recording of our corresponding right-of-use asset (“ROU”). Beginning with fiscal 2020, the Company includes the ROU in its recoverability assessment. The fiscal 2020 impairment charge includes $6,594 of impairment relating to the ROU and $4,855 of capital additions.
(2)	These charges are related to new stores (open at least three years) and relocated stores (relocated in the last two years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met their original return on investment projections and have a historical loss of at least two years. Their future cash flow projections do not recover their current carrying value. The fiscal 2020 impairment charge includes $5,625 of impairment relating to the ROU and $5,603 of capital assets.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

(3)	These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. The fiscal 2020 impairment charge includes $2,228 of impairment relating to the ROU and $9,920 of capital assets.
(4)	These fiscal 2019 charges were due to the impairment of assets related to the termination of a project to replace the point of sale software used in the Company’s stores.

The primary drivers of its impairment charges are each store’s current and historical operating performance and the assumptions that the Company makes about each store’s operating performance in future periods. Projected cash flows are updated based on the next year’s operating budget which includes the qualitative factors noted above. The Company utilizes the three-level valuation hierarchy for the recognition and disclosure of fair value measurements. The categorization of assets and liabilities within this hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy consist of the following:

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

The table below sets forth by level within the fair value hierarchy the long-lived assets, which include right-of-use assets in fiscal 2020, as of the impairment measurement date for which an impairment assessment was performed and total losses as of February 29, 2020 and March 2, 2019:

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	February 29, 2020
Long-lived assets held for use	$—	$113,510	$278	$113,788	$(38,878)
Long-lived assets held for sale	$—	$2,689	$—	$2,689	$(997)
Total	$—	$116,199	$278	$116,477	$(39,875)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	March 2, 2019
Long-lived assets held for use	$—	$—	$8,116	$8,116	$(62,115)
Long-lived assets held for sale	$—	$1,545	$—	$1,545	$(1,377)
Total	$—	$1,545	$8,116	$9,661	$(63,492)

The above assets reflected in the caption Long-lived assets held for sale are separate and apart from the Assets to be Sold and due to their immateriality, have not been reclassified to assets held for sale.

Lease Termination and Facility Exit Charges

Upon adoption of ASU 2016-02, Leases (Topic 842), the Company recorded a future lease liability for every real estate lease and therefore, no longer records a lease termination charge. Post adoption, the Company records ancillary costs in connection with store closings. Prior to the adoption of ASU 2016-02, charges to close a store, which principally consist of continuing lease obligations associated with ancillary costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in ASC 420, “Exit or Disposal Cost Obligations.” The Company calculates the liability for closed stores on a store-by-store basis. The calculation for stores where the remaining lease term exceeds one year, includes the ancillary costs from the date of closure to the end of the remaining lease term. The Company evaluates these assumptions each quarter and adjusts the liability accordingly. As part of the Company's ongoing business activities, the Company assesses stores and distribution centers for potential closure or relocation. Decisions to close or relocate stores or distribution centers in future periods would result in lease termination charges for lease exit costs and liquidation of inventory, as well as impairment of assets at these locations.

In fiscal 2020, 2019 and 2018, the Company recorded lease termination charges of $2,968, $44,502 and $20,892, respectively. The Company has no plans to close a significant number of stores in future periods.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Year Ended
	February 29,	March 2,	March 3,
	2020	2019	2018
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Balance—beginning of period	$124,046	$133,290	$165,138
Existing Topic 420 liabilities eliminated by recording a reduction to the ROU asset	(112,288)	—	—
Provision for present value of noncancellable lease payments of closed stores	—	35,190	8,871
Changes in assumptions about future sublease income, terminations and changes in interest rates	—	737	1,082
Interest accretion	—	9,741	11,439
Cash payments, net of sublease income	(9,505)	(54,912)	(53,240)
Balance—end of period	$2,253	$124,046	$133,290

The Company’s revenues and income before income taxes for fiscal 2020, 2019 and 2018 included results from stores that have been closed or are approved for closure as of February 29, 2020. The revenue, operating expenses and income before income taxes of these stores for the periods are presented as follows:

	Year Ended
	February 29,	March 2,	March 3,
	2020	2019	2018
Revenues	$17,182	$191,110	$333,984
Operating expenses	18,046	209,645	369,859
Gain from sale of assets	(2,550)	(38,110)	(18,221)
Other expenses	776	2,490	2,442
Income (loss) before income taxes	910	17,085	(20,096)
Included in these stores’ loss before income taxes are:
Depreciation and amortization	292	960	2,058
Inventory liquidation charges	(486)	(5,536)	(2,828)

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

As of February 29, 2020 and March 2, 2019, the Company did not have any financial assets measured on a recurring basis. Please see Note 5 for fair value measurements of non-financial assets measured on a non-recurring basis.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of February 29, 2020 and March 2, 2019, the Company has $7,022 and $7,191, respectively, of investments carried at amortized cost as these investments are being held to maturity. These investments are included as a component of other assets as of February 29, 2020 and as a component of prepaid expenses and other current assets as of March 2, 2019. The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,077,268 and $3,021,385, respectively, as of February 29, 2020. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,454,585 and $3,120,335, respectively, as of March 2, 2019.

On March 15, 2019, the Company entered into an interest rate cap (“Cap”), which has been designated to the variable interest rate payments on the first $650.0 million notional amount of variable rate indebtedness. The Cap has an effective date of March 21, 2019 and expires on March 21, 2021. The Cap provides the Company with interest rate protection in the event that LIBOR increases above 2.75%. The nominal fair market value of the Cap is recorded as a component of other assets. LIBOR continues to be supported through maturity of the Cap.

7. Income Taxes

On December 22, 2017 (the “Enactment Date”), H.R. 1, originally known as the Tax Cuts and Jobs Act, was enacted. The new law (Public Law No.115-97 hereinafter referred to as the “Tax Act”) includes significant changes to the U.S. corporate income tax system including, but not limited to, lowering the statutory corporate tax rate from 35% to 21%, limiting or eliminating certain deductions and the repeal of Corporate AMT tax regime. The majority of the provisions were applicable to the Company beginning with fiscal 2019. For fiscal 2018, the Company computed its income tax expense using a blended federal tax rate of 32.6%. The 21% federal tax rate applies to the fiscal year ending March 2, 2019 and each year thereafter.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

The provision for income tax expense (benefit) from continuing operations was as follows:

	Year Ended
	February 29,	March 2,	March 3,
	2020	2019	2018
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Current tax:
Federal	$(6,758)	$(22,187)	$(210)
State	13,725	9,866	51,279
	6,967	(12,321)	51,069
Deferred tax and other:
Federal	345,469	50,151	316,451
State	35,171	39,647	(61,533)

	380,640	89,798	254,918
Total income tax expense	$387,607	$77,477	$305,987

A reconciliation of the expected statutory federal tax and the total income tax expense (benefit) from continuing operations was as follows:

	Year Ended
	February 29,	March 2,	March 3,
	2020	2019	2018
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Federal statutory rate*	$(17,093)	$(123,790)	$(14,202)
Federal tax rate change	—	—	324,765
Nondeductible expenses	1,025	2,890	1,213
State income taxes, net	46,620	(12,605)	(22,836)
Increase (decrease) of previously recorded liabilities	(4,477)	(3,105)	27,295
Nondeductible compensation	2,623	1,798	654
Officer life insurance	5,555	—	—
Qualified fringe disallowance	974	—	—
Acquisition costs	—	—	696
Stock based compensation	4,999	3,478	8,363
Valuation allowance	347,599	212,252	(8,853)
Other	(218)	(3,441)	(11,108)
Total income tax expense	$387,607	$77,477	$305,987

*     Federal statutory rate included in the above table is 21.0%, 21.0% and 32.6%, respectively, for the fiscal years ended February 29, 2020, March 2, 2019 and March 3, 2018.

Net loss for fiscal 2020 from continuing operations included income tax expense of $387,607, of which $347,599 relates to establishing a full valuation allowance for federal deferred tax assets and an increase to the valuation allowance for state net deferred tax assets that may not be realized based on the Company's most recent assessment of all available evidence including future projections of taxable income.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

Net loss for fiscal 2019 from continuing operations included income tax expense of $77,477, of which $212,252 relates to the increase in valuation allowance for federal and state net deferred tax assets that may not be realized based on the Company's future projections of taxable income.

Net loss for fiscal 2018 from continuing operations included income tax expense of $305,987, of which $324,765 relates to the federal income tax rate change on the re-measurement of net deferred tax assets pursuant to the Tax Act. Additionally, the Company recorded within state income taxes the net impact of the Pennsylvania tax law change which resulted in a substantial increase to the state net operating loss carryforwards and a corresponding increase to the valuation allowance.

The Company recognized tax expense of $7,011, $91,067 and $749,704 within Net loss (income) from discontinued operations, net of tax, in the Statement of Operations in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The Company’s effective income tax rate from discontinued operations included adjustments to the valuation allowance of $0, $(2,417) and $(32,870) for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at February 29, 2020 and March 2, 2019:

	2020	2019
Deferred tax assets:
Accounts receivable	$29,734	$36,607
Accrued expenses	99,637	107,356
Liability for lease exit costs	772	37,333
Pension, retirement and other benefits	98,408	87,397
Long-lived assets	303,630	320,561
Operating lease liabilities	903,020	—
Credits	35,197	48,884
Net operating losses	1,284,831	1,084,139
Other	654	—
Total gross deferred tax assets	2,755,883	1,722,277
Valuation allowance	(1,673,119)	(1,091,416)
Total deferred tax assets	1,082,764	630,861
Deferred tax liabilities:
Outside basis difference	5,616	5,392
Inventory	242,238	215,588
Operating lease right-of-use assets	818,230	—
Other	—	797
Total gross deferred tax liabilities	1,066,084	221,777
Net deferred tax assets	$16,680	$409,084

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits from continuing operations was as follows:

	2020	2019	2018
Unrecognized tax benefits	$219,839	$230,210	$8,939
Increases to prior year tax positions	440	155	—
Decreases to tax positions in prior periods	(6,448)	(111)	(1,015)
Increases to current year tax positions	—	—	224,408
Settlements	—	—	—
Divestitures	—	(543)	(1,607)
Lapse of statute of limitations	(15,506)	(9,872)	(515)
Unrecognized tax benefits balance	$198,325	$219,839	$230,210

The amount of the above unrecognized tax benefits at February 29, 2020, March 2, 2019 and March 3, 2018 which would impact the Company’s effective tax rate, if recognized, was $23,439, $28,482 and $31,377 respectively. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is remaining against the Company’s net deferred tax assets.

The Company believes that it is reasonably possible that a decrease of up to $13,210 in unrecognized tax benefits related to state exposures may be necessary in the next twelve months however, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest and penalties related to tax contingencies as income tax expense. The Company recognized an expense/(benefit) for interest and penalties in connection with tax matters of $(220), $(769) and $7,058 for fiscal years 2020, 2019 and 2018, respectively. As of February 29, 2020 and March 2, 2019 the total amount of accrued income tax-related interest and penalties was $6,332 and $6,553, respectively.

The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The consolidated federal income tax returns are closed for examination through fiscal year 2016. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. Tax examinations by various state taxing authorities could generally be conducted for a period of three to five years after filing of the respective return.

Net Operating Losses and Tax Credits

At February 29, 2020, the Company had federal net operating loss carryforwards of approximately $1,152,396. Of these, $900,383 will expire, if not utilized, between fiscal 2029 and 2031. An additional $178,246 will expire, if not utilized, between fiscal 2032 and 2038.

At February 29, 2020, the Company had state net operating loss carryforwards of approximately $11,413,504, the majority of which will expire ratably through fiscal 2031; the net tax effect of these carryforwards is $1,046,331 and are reflected in the table above.

At February 29, 2020, the Company had federal business tax credit carryforwards of $18,427 the majority of which will expire between 2021 and 2025. In addition to these credits, the Company had an alternative minimum tax

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

credit carryforwards of $6,748 which will be refunded to the Company between fiscal 2021 and 2022. The Company recorded a receivable for the refundable AMT tax credits of $6,748 for fiscal 2020.

Valuation Allowances

The valuation allowances as of February 29, 2020 and March 2, 2019 apply to the net deferred tax assets of the Company. The Company maintained a valuation allowance of $1,673,119 and $1,091,416 at February 29, 2020 and March 2, 2019, respectively. The primary driver of the increase for fiscal 2020 and fiscal 2019 is to reduce federal and state net deferred tax assets that may not be realized based on the Company's future projections of taxable income.

8. Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. The allowance for uncollectible accounts at February 29, 2020 and March 2, 2019 was $12,849 and $13,106 respectively. The Company’s accounts receivable are due primarily from third-party payors (e.g., PBM companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

9. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $20,195 as of December 31, 2019. EIC was in excess of the minimum required amounts in these states as of February 29, 2020.

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

On February 19, 2020, the Company entered into a receivable purchase agreement (the “Receivable Purchase Agreement”) with Bank of America, N.A. (the “Purchaser”).

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

Pursuant to the terms and conditions set forth in the Receivable Purchase Agreement, the Company sold $501,422 of its calendar 2019 CMS receivable for $484,547, of which $449,949 was received on February 19, 2020. The remaining $34,598, which is included in accounts receivable, net as of February 29, 2020, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $16,875, which is included as a component of loss on sale of assets, net.

On February 19, 2020, concurrent with the Receivable Purchase Agreement, the Company entered into an indemnity agreement (the “Indemnity Agreement”), whereby the Company has agreed to indemnify, reimburse and hold Purchaser harmless from certain liabilities and expenses actually suffered or incurred by the Purchaser resulting from the occurrence of certain events as specified in the Indemnity Agreement. Based on its evaluation of the Indemnity Agreement, the Company has determined that it is highly unlikely that the events covered under the Indemnity Agreement would occur, and consequently, the Company has not recorded any indemnification liability associated with the Indemnity Agreement.

As of February 29, 2020, accrued salaries, wages and other current liabilities included $14,083 of amounts due to CMS resulting from the receipt of the Company’s monthly capitation payment. As of March 2, 2019, accounts receivable, net included $392,400 due from CMS.

10. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables of $530,451 and $445,200 included in Accounts receivable, net, as of February 29, 2020 and March 2, 2019, respectively.

11. Inventory

At February 29, 2020 and March 2, 2019, inventories were $539,640 and $604,444, respectively, lower than the amounts that would have been reported using the first-in, first-out (“FIFO”) cost flow assumption. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The Company recorded a LIFO credit for fiscal year 2020 of $64,804, compared to a LIFO charge of $23,354 for fiscal year 2019 and a LIFO credit of $28,827 for fiscal year 2018. During fiscal 2020, 2019 and 2018, a reduction in non-pharmacy inventories resulted in the liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $14,449, $5,884 and $2,707 cost of revenues decrease, with a corresponding reduction to the adjustment to LIFO for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

12. Property, Plant and Equipment

Following is a summary of property, plant and equipment, including capital lease assets, at February 29, 2020 and March 2, 2019:

	2020	2019
Land	$131,814	$139,406
Buildings	513,264	533,580
Leasehold improvements	1,533,729	1,527,371
Equipment	1,774,424	1,765,575
Software	60,035	38,680
Construction in progress	44,063	49,344
	4,057,329	4,053,956
Accumulated depreciation	(2,841,491)	(2,745,442)
Property, plant and equipment, net	$1,215,838	$1,308,514

Depreciation expense, which included the depreciation of assets recorded under capital leases, was $224,336, $232,242 and $238,318 in fiscal 2020, 2019 and 2018, respectively.

Included in property, plant and equipment was the carrying amount, which approximates fair value, of assets to be disposed of totaling $1,187 and $452 at February 29, 2020 and March 2, 2019, respectively.

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

In the fiscal fourth quarter of fiscal 2020, the Company completed a quantitative goodwill impairment assessment and determined after evaluating the results, events and circumstances, that sufficient evidence existed to assert that it is more likely than not that the fair values of the reporting units exceeded their carrying values. Therefore, no goodwill impairment charge was assessed for the fiscal year ended February 29, 2020.

In the fiscal second quarter of fiscal 2019, the Company completed a qualitative goodwill impairment assessment, at which time it was determined after evaluating results, events and circumstances that a quantitative

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

assessment was necessary for the Pharmacy Services segment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services segment exceeded its fair value principally due to a decrease in Adjusted EBITDA that was driven by commercial business compression and an increase in SG&A expenses. This resulted in goodwill impairment charges of $312,985 ($235,698 net of the related income tax benefit) for the fiscal year ended March 2, 2019. As of February 29, 2020 and March 2, 2019, the accumulated impairment losses for the Pharmacy Services segment was $574,712.

Below is a summary of the changes in the carrying amount of goodwill by segment for the fiscal years ended February 29, 2020 and March 2, 2019:

	Retail	Pharmacy
	Pharmacy	Services	Total
Balance, March 3, 2018	$43,492	$1,377,628	$1,421,120
Goodwill impairment	—	(312,984)	(312,984)
Balance, March 2, 2019	43,492	1,064,644	1,108,136
Goodwill impairment	—	—	—
Balance, February 29, 2020	$43,492	$1,064,644	$1,108,136

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of February 29, 2020 and March 2, 2019.

	2020					2019
				Remaining					Remaining
				Weighted					Weighted
	Gross			Average		Gross			Average
	Carrying	Accumulated		Amortization		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period		Amount	Amortization	Net	Period
Favorable leases, non-compete agreements and other(a)(b)	$186,183	$(163,575)	$22,608	3	years	$370,855	$(318,503)	$52,352	7	years
Prescription files	950,887	(867,430)	83,457	3	years	919,749	(827,222)	92,527	3	years
Customer relationships(a)	388,000	(231,015)	156,985	12	years	388,000	(193,352)	194,648	13	years
CMS license	57,500	(10,772)	46,728	21	years	57,500	(8,472)	49,028	22	years
Claims adjudication and other developed software	58,985	(39,459)	19,526	3	years	58,985	(31,030)	27,955	4	years
Trademarks	20,100	(9,413)	10,687	6	years	20,100	(7,404)	12,696	7	years
Backlog	11,500	(11,500)	—	0	years	11,500	(11,500)	—	0	years
Total finite	$1,673,155	$(1,333,164)	339,991			$1,826,689	$(1,397,483)	$429,206
Trademarks	19,500	—	19,500	Indefinite		19,500	—	19,500	Indefinite
Total	$1,692,655	$(1,333,164)	$359,491			$1,846,189	$(1,397,483)	$448,706
(a)	Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.
(b)	Favorable leases were reclassified into operating lease right-of-use assets upon the adoption of ASU 2016-02, Leases (Topic 842).

During fiscal 2019, the Company has recorded an impairment charge to reduce the book value of customer relationships by $48,205 (gross carrying amount of $77,000 less accumulated amortization of $28,795), and indefinite

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

lived trademarks by $14,000, both of which charges are included within goodwill and intangible asset impairment charges within the consolidated statement of operations.

In connection with the Company’s RxEvolution initiatives as previously announced on March 16, 2020, it is in process of rebranding its EnvisionRxOptions and MedTrak subsidiaries to its new brand name, Elixir. As of February 29, 2020, Other Intangibles, net included $30,187 relating to the historical brand names, composed of $10,687 of finite lived and $19,500 of indefinite lived Trademarks. Upon the implementation of the rebranding initiatives during fiscal 2021, the Company will subject these assets to the appropriate impairment test.

Also included in other non-current liabilities as of February 29, 2020 and March 2, 2019 are unfavorable lease intangibles with a net carrying amount of $0 and $14,763, respectively. In connection with the Adoption of ASU 2016-02, Leases (Topic 842), both favorable and unfavorable leases were reclassified into operating lease right-of-use assets.

Amortization expense for these intangible assets and liabilities was $103,941, $125,640 and $147,739 for fiscal 2020, 2019 and 2018, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2021—$84,107; 2022—$63,396; 2023—$48,262; 2024—$34,623 and 2025—$23,319.

14. Accrued Salaries, Wages and Other Current Liabilities

Accrued salaries, wages and other current liabilities consisted of the following at February 29, 2020 and March 2, 2019:

	2020	2019
Accrued wages, benefits and other personnel costs	$254,773	$302,025
Accrued interest	12,073	13,991
Accrued sales and other taxes payable	76,816	80,708
Accrued store expense	97,801	143,053
Other	304,855	268,662
	$746,318	$808,439

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

15. Indebtedness and Credit Agreement

Following is a summary of indebtedness and lease financing obligations at February 29, 2020 and March 2, 2019:

	2020	2019
Secured Debt:
Senior secured revolving credit facility due December 2023 ($650,000 and $875,000 face value less unamortized debt issuance costs of $19,167 and $24,069)	$630,833	$850,931
FILO term loan due December 2023 ($450,000 face value less unamortized debt issuance costs of $3,046 and $3,918)	446,954	446,082
	1,077,787	1,297,013
Second Lien Secured Debt:
7.5% senior notes due July 2025 ($600,000 and $0 face value less unamortized debt issuance costs of $10,927 and $0)	589,073	—
	589,073	—
Guaranteed Unsecured Debt:
6.125% senior notes due April 2023 ($1,153,490 and $1,753,490 face value less unamortized debt issuance costs of $8,430 and $16,982)	1,145,060	1,736,508
	1,145,060	1,736,508
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($237,386 and $295,000 face value less unamortized debt issuance costs of $908 and $1,295)	236,478	293,705
6.875% fixed-rate senior notes due December 2028 ($29,001 and $128,000 face value less unamortized debt issuance costs of $131 and $642)	28,870	127,358
	265,348	421,063
Lease financing obligations	28,166	40,176
Total debt	3,105,434	3,494,760
Current maturities of long-term debt and lease financing obligations	(8,840)	(16,111)
Long-term debt and lease financing obligations, less current maturities	$3,096,594	$3,478,649

Credit Facility

On December 20, 2018, the Company entered into a senior secured credit agreement (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Credit Agreement”), consisting of a $2,700,000 senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a $450,000 “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan,” and together with the Senior Secured Revolving Credit Facility, collectively, the “Existing Facilities”). The Company used proceeds from the Existing Facilities to refinance its prior $2,700,000 existing credit agreement (the “Old Facility”). The Existing Facilities extend the Company’s debt maturity profile and provide additional liquidity. Borrowings under the Senior Secured Revolving Credit Facility bear interest at a rate per annum between LIBOR plus 1.25% and LIBOR plus 1.75% based upon the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

Average ABL Availability (as defined in the Credit Agreement). Borrowings under the Senior Secured Term Loan bear interest at a rate per annum of LIBOR plus 3.00%. The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Senior Secured Revolving Credit Facility, depending on Average ABL Availability. The Existing Facilities mature on December 20, 2023, subject to an earlier maturity on December 31, 2022 if the Company has not repaid or refinanced its existing 6.125% Notes due 2023 prior to such date. It is the Company’s intention to repay or refinance its existing 6.125% Notes due 2023 prior to the early maturity becoming effective.

The Company’s ability to borrow under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At February 29, 2020, the Company had $1,100,000 of borrowings outstanding under the Existing Facilities and had letters of credit outstanding against the Senior Secured Revolving Credit Facility of $110,013 which resulted in additional borrowing capacity under the Senior Secured Revolving Credit Facility of $1,939,987. If at any time the total credit exposure outstanding under our Existing Facilities and the principal amount of our other senior obligations exceed the borrowing base, the Company will be required to make certain other mandatory prepayments to eliminate such shortfall.

The Credit Agreement restricts the Company and all of its subsidiaries that guarantee its obligations under the Existing Facilities, the secured guaranteed notes and unsecured guaranteed notes (collectively, the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200,000 at any time when revolving loans are outstanding (not including cash located in our store and lockbox deposit accounts and cash necessary to cover our current liabilities). The Credit Agreement also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (i) an event of default exists under the Existing Facilities or (ii) the sum of the Company’s borrowing capacity under our Senior Secured Revolving Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $275.0 million for three consecutive business days or less than or equal to $200.0 million on any day (a “cash sweep period”), the funds in the Company’s deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Existing Facilities, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of our Existing Facilities.

The Company’s obligations under the Existing Facilities and the Subsidiary Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivable, inventory, prescription files (including eligible script lists), intellectual property (prior to the repayment of the Senior Secured Term Loan) and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL priority collateral”) and (ii) a second-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and all other assets that do not constitute ABL priority collateral, in each case, subject to customary exceptions and limitations.

The Credit Agreement allows the Company to have outstanding, at any time, up to an aggregate principal amount of $1,500,000 in secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Existing Facilities and other existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest of (i) the fifth anniversary of the effectiveness of the Existing Facilities and (ii) the latest maturity date of any Term Loan or Other Revolving Commitment (each as defined in the Credit Agreement) (excluding bridge facilities allowing extensions on customary

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

terms to at least the date that is 90 days after such date). Subject to the limitations described in clauses (i) and (ii) of the immediately preceding sentence, the Credit Agreement additionally allows the Company to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Credit Agreement) is not in effect; provided, however, that certain of the Company’s other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Credit Agreement also contains certain restrictions on the amount of secured first priority debt the Company is able to incur. The Credit Agreement also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Existing Facilities are not in default and the Company maintains availability under its revolver of more than $365,000.

The Credit Agreement has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200,000 or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of February 29, 2020, the Company’s fixed charge coverage ratio was greater than 1.00 to 1.00 and the Company was in compliance with the Credit Agreement’s financial covenant. The Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

The Credit Agreement provides for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repayment, repurchase, redemption or defeasance of such debt.

With the exception of EIC, substantially all of Rite Aid Corporation’s 100% owned subsidiaries guarantee the obligations under the Existing Facilities, the secured guaranteed notes and unsecured guaranteed notes. The Company’s obligations under the Existing Facilities and the Subsidiary Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivable, inventory, prescription files (including eligible script lists), intellectual property (prior to the repayment of the Senior Secured Term Loan) and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL priority collateral”) and (ii) a second-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and all other assets that do not constitute ABL priority collateral, in each case, subject to customary exceptions and limitations. The subsidiary guarantees related to the Company’s Existing Facilities, the secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. The Company has no independent assets or operations. Other than EIC, the subsidiaries, including joint ventures, that do not guarantee the Existing Facilities and applicable notes, are minor. As such, condensed consolidating financial information for the Company, its guaranteeing subsidiaries and non-guaranteeing subsidiaries is presented for those periods subsequent to the acquisition of EnvisionRx. See Note 24 “Guarantor and Non-Guarantor Condensed Consolidating Financial Information” for additional disclosure.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

Fiscal 2019 and 2020 Transactions

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

On March 15, 2019, the Company entered into a Cap, which has been assigned to the variable interest rate payments on the first $650,000 notional amount of variable rate indebtedness. The Cap has an effective date of March 21, 2019 and expires on March 21, 2021. The Cap provides the Company with interest rate protection in the event that LIBOR increases above 2.75%.

On October 11, 2019, the Company completed a privately negotiated purchase from a noteholder and its affiliated funds of $84,097 aggregate principal amount of the 7.70% Notes and 6.875% Notes for $51,300. In connection therewith, the Company recorded a gain on debt retirement of $32,416, which included unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows of continuing operations.

On October 15, 2019, the Company commenced an offer to purchase up to $100,000 of its outstanding 7.70% Notes and its 6.875% Notes. In November 2019, the Company accepted for payment $18,075 aggregate principal amount of the 7.70% Notes and $39,441 aggregate principal amount of the 6.875% Notes for $38,392. In connection therewith, the Company recorded a gain on debt retirement of $18,510, which included unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows of continuing operations.

During November 2019, the Company made additional purchases of $15,000 aggregate principal amount of the 7.70% Notes for $10,012. In connection therewith, the Company recorded a gain on debt retirement of $4,766, which included unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows of continuing operations

On January 6, 2020, the Company commenced an offer to exchange up to $600,000 aggregate principal amount of the outstanding 6.125% Senior Notes due 2023 for newly issued 7.500% Senior Secured Notes due 2025. On February 5, 2020, the Company announced that the exchange offer was oversubscribed and accepted for payment $600,000 aggregate principal amount of the 6.125% Senior Notes due 2023 in exchange for newly issued 7.500% Senior Secured Notes due 2025. The Company accounted for the exchange as a debt modification and accordingly did not record a loss on debt retirement.

The 7.500% Senior Secured Notes due 2025 mature on July 1, 2025, and are guaranteed on a senior secured basis by the same Subsidiary Guarantors that guarantee the Existing Facilities and the 6.125% Senior Notes due 2023. The 7.500% Senior Secured Notes due 2025 and the obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and other collateral to the extent it does not constitute ABL priority collateral (as defined below), and (ii) a second-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivables, payment intangibles, inventory, prescription files (including eligible script lists) and, intellectual property (prior to the repayment of the Senior Secured Term Loan (collectively, the “ABL priority collateral”), which, in each cash, also secure the Existing Facilities.

On February 19, 2020, the Company’s wholly-owned subsidiary, Envision Insurance Company, entered into a receivable purchase agreement with Bank of America, N.A. and Bank of America, N.A. purchased from Envision Insurance Company its right, title and interest in the 2019 Medicare Part D final reconciliation payment in the amount of $501,422 anticipated to be paid by the Centers for Medicare & Medicaid Services, an agency within CMS, to Envision Insurance Company on October 30, 2020. On the closing date, the Company realized net cash proceeds of $449,949.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

Interest Rates and Maturities

The annual weighted average interest rate on the Company’s indebtedness was 5.7%, 5.6% and 7.1% for fiscal 2020, 2019 and 2018, respectively.

The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2021—$0; 2022—$0; 2023—$0; 2024—$2,253,490 and $866,387 in 2025 and thereafter. These aggregate annual principal payments of long-term debt assume that the Company has not repaid or refinanced its existing 6.125% Senior Notes due 2023 prior to December 31, 2022.

16. Leases

The Company leases most of its retail stores and certain distribution facilities under noncancellable operating and finance leases, most of which have initial lease terms ranging from 5 to 22 years. The Company also leases certain of its equipment and other assets under noncancellable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases.

The following table is a summary of the Company’s components of net lease cost for the year ended February 29, 2020:

Year Ended February 29, 2020
Operating lease cost	$653,803
Financing lease cost:
Amortization of right-of-use asset	5,722
Interest on long-term finance lease liabilities	3,276
Total finance lease costs	$8,998
Short-term lease costs	1,160
Variable lease costs	168,849
Less: sublease income	(20,930)
Net lease cost	$811,880

Supplemental cash flow information related to leases for the year ended February 29, 2020:

Year Ended February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$641,709
Operating cash flows paid for interest portion of finance leases	3,276
Financing cash flows paid for principal portion of finance leases	6,313
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	365,192
Finance leases	—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

Supplemental balance sheet information related to leases as of February 29, 2020 (in thousands, except lease term and discount rate):

February 29,
2020
Operating leases:
Operating lease right-of-use asset	$2,903,256

Short-term operating lease liabilities	$490,161
Long-term operating lease liabilities	2,710,347
Total operating lease liabilities	$3,200,508

Finance leases:
Property, plant and equipment, net	$19,904

Current maturities of long-term debt and lease financing obligations	$8,840
Lease financing obligations, less current maturities	19,326
Total finance lease liabilities	$28,166
Weighted average remaining lease term
Operating leases	7.8
Finance leases	8.9

Weighted average discount rate
Operating leases	6.1%
Finance leases	10.2%

As a result of the Sale to WBA and the related Amended and Restated Asset Purchase Agreement, the Company has lease guarantee obligations related to 1,393 former stores. The Company is only obligated to pay for the lease guarantees in the event that WBA fails to perform under the lease agreements, as WBA is the primary obligor.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

The following table summarizes the maturity of lease liabilities under finance and operating leases as of February 29, 2020:

	February 29, 2020
	Finance	Operating
Fiscal year	Leases	Leases (1)	Total
2021	$11,307	$662,644	$673,951
2022	4,101	609,984	614,085
2023	3,946	556,433	560,379
2024	3,662	493,933	497,595
2025	3,402	395,822	399,224
Thereafter	16,660	1,314,774	1,331,434
Total lease payments	43,078	4,033,590	4,076,668
Less: imputed interest	(14,912)	(833,082)	(847,994)
Total lease liabilities	$28,166	$3,200,508	$3,228,674
(1)– Future operating lease payments have not been reduced by minimum sublease rentals of $48 million due in the future under noncancelable leases.

Sale-Leaseback Transactions:

During the year ended February 29, 2020, the Company sold one owned operating store to an independent third party. Net proceeds from the sale were $4,879. Concurrent with this sale, the Company entered into an agreement to lease the store back from the purchaser over a minimum lease term of 10 years. The Company accounted for this lease as an operating lease right-of-use asset and a corresponding operating lease liability in accordance with the Lease Standard. The transaction resulted in a gain of $4,149 which is included in the gain on sale of assets, net for the fifty-two weeks ended February 29, 2020. During the year ended March 2, 2019, the Company did not enter into any sale-leaseback transactions. The Company has additional capacity under its outstanding debt agreements to enter into additional sale-leaseback transactions.

Prior year disclosure before the adoption of ASU 2016-02:

Total rental expense, net of sublease income of $4,509 and $4,682, was $626,166 and $628,511 in fiscal 2019 and fiscal 2018, respectively. These amounts include contingent rentals of $7,084 and $8,339 in fiscal 2019 and 2018, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

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

17. Stock Option and Stock Award Plans

The Company recognizes share-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation.” Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for fiscal 2020, 2019 and 2018 include $16,087, $12,115 and $25,793 of compensation costs related to the Company’s stock-based compensation arrangements.

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

All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of remaining shares authorized for issuance for all plans is 580 as of February 29, 2020.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

Stock Options

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used for options granted in fiscal 2020, 2019 and 2018:

	2020	2019	2018
Expected stock price volatility(1)	56%	N/A	58%
Expected dividend yield(2)	0.0%	N/A	0.0%
Risk-free interest rate(3)	1.5%	N/A	1.9%
Expected option life(4)	5.5 years	N/A	5.5 years
(1)	The expected volatility is based on the historical volatility of the stock price over the most recent period equal to expected life of the option.
(2)	The dividend rate that will be paid out on the underlying shares during the expected term of the options. The Company does not currently pay dividends on its common stock, as such, the dividend rate is assumed to be 0%.
(3)	The risk free interest rate is equal to the rate available on United States Treasury zero-coupon issues as of the grant date of the option with a remaining term equal to the expected term.
(4)	The period of time for which the option is expected to be outstanding. The Company analyzed historical exercise behavior to estimate the life.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

The weighted average fair value of options granted during fiscal 2020, 2019 and 2018 was $3.66, $0.00 and $21.60, respectively. Following is a summary of stock option transactions for the fiscal years ended February 29, 2020, March 2, 2019 and March 3, 2018:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding at March 4, 2017	1,694	$54.93
Granted	50	41.00
Exercised	(241)	24.05
Cancelled	(160)	126.61
Outstanding at March 3, 2018	1,343	$51.42
Granted	—	N/A
Exercised	(99)	23.07
Cancelled	(208)	71.07
Outstanding at March 2, 2019	1,036	$50.15
Granted	612	7.21
Exercised	—	N/A
Cancelled	(353)	48.56
Outstanding at February 29, 2020	1,295	$30.29	5.61	$3,920
Vested or expected to vest at February 29, 2020	1,295	$30.29	5.61	$3,920
Exercisable at February 29, 2020	683	$50.97	2.14	$0

As of February 29, 2020, there was $1,916 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 3.24 years.

Cash received from stock option exercises for fiscal 2020, 2019 and 2018 was $0, $2,294 and $5,796, respectively. The income tax benefit from stock options for fiscal 2020, 2019 and 2018 was $ 0, $7 and $10, respectively. The total intrinsic value of stock options exercised for fiscal 2020, 2019 and 2018 was $0, $726 and $3,032, respectively.

Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees.

Restricted Stock

The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans typically vest in equal annual installments over a three-year period. Unvested shares are

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

forfeited upon termination of employment. Following is a summary of restricted stock transactions for the fiscal years ended February 29, 2020, March 2, 2019 and March 3, 2018:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance at March 4, 2017	291	$157.35
Granted	693	56.44
Vested	(194)	160.61
Cancelled	(179)	73.95
Balance at March 3, 2018	611	$66.34
Granted	700	16.05
Vested	(215)	76.99
Cancelled	(88)	72.87
Balance at March 2, 2019	1,008	$28.60
Granted	1,402	8.40
Vested	(695)	28.59
Cancelled	(462)	16.76
Balance at February 29, 2020	1,253	$10.32

At February 29, 2020, there was $10,396 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures. These costs are expected to be recognized over a weighted average period of 1.91 years.

The total fair value of restricted stock vested during fiscal years 2020, 2019 and 2018 was $19,846, $16,519 and $31,125, respectively.

Performance Based Incentive Plan

Beginning in fiscal 2015, the Company provided certain of its associates with performance based incentive plans under which the associates will receive a certain number of shares of the Company’s common stock or cash based on the Company meeting certain financial and performance goals. If such goals are not met, no stock-based compensation expense is recognized and any recognized stock-based compensation expense is reversed. The Company incurred $(461), $(1,084) and $4,122 related to these performance based incentive plans for fiscal 2020, 2019 and 2018, respectively, which is recorded as a component of stock-based compensation expense.

18. Retirement Plans

Defined Contribution Plans

The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. In accordance with those plan provisions, the Company matches 100% of a participant’s pretax payroll contributions, up to a maximum of 3% of such participant’s pretax annual compensation. Thereafter, the Company will match 50% of the participant’s additional pretax payroll contributions, up to a maximum of 2% of such participant’s

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

additional pretax annual compensation. Total expense recognized for the above plans was $42,746 in fiscal 2020, $44,564 in fiscal 2019 and $67,949 in fiscal 2018.

The Company sponsored a Supplemental Executive Retirement Plan (“SERP”) for its officers, based on an account-based plan design, that was subject to a five year graduated vesting schedule. On February 25, 2019, the SERP was terminated and additional allocations were discontinued and all prior benefits under the program became fully vested. During fiscal 2020, participant benefits under this program were paid in full. The expense recognized for the SERP was $3,871 in fiscal 2020, $4,913 in fiscal 2019 and $12,426 in fiscal 2018.

Defined Benefit Plans

The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company’s funding policy for The Rite Aid Pension Plan (the “Defined Benefit Pension Plan”) is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made contributions of $0 in fiscal 2020, $2,715 in fiscal 2019 and $9,023 in fiscal 2018.

Net periodic pension expense and other changes recognized in other comprehensive income for the defined benefit pension plans included the following components:

	Defined Benefit Pension Plan
	2020	2019	2018
Service cost	$462	$597	$1,212
Interest cost	6,186	6,159	6,340
Expected return on plan assets	(4,793)	(5,673)	(4,525)
Amortization of unrecognized net loss	1,695	1,769	3,393
Net periodic pension expense	$3,550	$2,852	$6,420
Other changes recognized in other comprehensive loss:
Unrecognized net (gain) loss arising during period	$19,046	$(3,486)	$(8,704)
Amortization of unrecognized net (loss) gain	(1,695)	(1,769)	(3,393)
Net amount recognized in other comprehensive loss	17,351	(5,255)	(12,097)
Net amount recognized in pension expense and other comprehensive loss	$20,901	$(2,403)	$(5,677)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

The table below sets forth reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company’s defined benefit plans, as well as the funded status and amounts recognized in the Company’s balance sheet as of February 29, 2020 and March 2, 2019:

	Defined Benefit
	Pension Plan
	2020	2019
Change in benefit obligations:
Benefit obligation at end of prior year	$150,705	$161,851
Service cost	462	597
Interest cost	6,186	6,159
Distributions	(7,525)	(8,816)
Actuarial loss (gain)	29,076	(9,086)
Benefit obligation at end of year	$178,904	$150,705
Change in plan assets:
Fair value of plan assets at beginning of year	$124,832	$130,860
Employer contributions	—	2,715
Actual return on plan assets	14,823	72
Distributions (including expenses paid by the plan)	(7,525)	(8,815)
Fair value of plan assets at end of year	$132,130	$124,832
Funded status	$(46,774)	$(25,873)
Net amount recognized	$(46,774)	$(25,873)
Amounts recognized in consolidated balance sheets consisted of:
Accrued pension liability	(46,774)	(25,873)
Net amount recognized	$(46,774)	$(25,873)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(44,760)	$(27,409)
Amount recognized	$(44,760)	$(27,409)

The estimated net actuarial loss and prior service cost amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal 2021 are $3,646 and $0, respectively.

The accumulated benefit obligation for the defined benefit pension plan was $178,904 and $150,705 as of February 29, 2020 and March 2, 2019, respectively.

The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of February 29, 2020, March 2, 2019 and March 3, 2018 were as follows:

	Defined Benefit
	Pension Plan
	2020	2019	2018
Discount rate	2.75%	4.25%	4.00%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.00%	6.25%	6.25%

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

Weighted average assumptions used to determine net cost for the fiscal years ended February 29, 2020, March 2, 2019 and March 3, 2018 were:

	Defined Benefit
	Pension Plan
	2020	2019	2018
Discount rate	4.25%	4.00%	4.00%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.25%	6.25%	6.50%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.25% long-term rate of return on plan assets assumption for fiscal 2020, 2019 and 2018.

The Company’s pension plan asset allocations at February 29, 2020 and March 2, 2019 by asset category were as follows:

	February 29,	March 2,
	2020	2019
Equity securities	47%	52%
Fixed income securities	53%	48%
Total	100%	100%

The investment objectives of the Defined Benefit Pension Plan, the only defined benefit plan with assets, are to:

●	Achieve a rate of return on investments that exceeds inflation over a full market cycle and is consistent with actuarial assumptions;
●	Balance the correlation between assets and liabilities by diversifying the portfolio among various asset classes to address return risk and interest rate risk;
●	Balance the allocation of assets between the investment managers to minimize concentration risk;
●	Maintain liquidity in the portfolio sufficient to meet plan obligations as they come due; and
●	Control administrative and management costs.

The asset allocation established for the pension investment program reflects the risk tolerance of the Company, as determined by:

●	the current and anticipated financial strength of the Company;
●	the funded status of the plan; and
●	plan liabilities.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

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

The following targets are to be applied to the allocation of plan assets.

Target
Category	Allocation
Equity securities	52%
Fixed income securities	48%
Total	100%

On March 27, 2020, in an effort to mitigate the economic impact of COVID-19, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) into law. While the Company expects to contribute $6,330 to the Defined Benefit Pension Plan during fiscal 2021, it is still evaluating the impact of the CARES act on its fiscal 2021 contributions.

Short Term Investments

Short term investments, which is a short term investment fund, and is considered cash and cash equivalents, is classified within Level 2 of the valuation hierarchy due to the lack of an active market for trading.

Common and Collective Trusts

Common collective trust funds are stated at fair value as determined by the issuer of the common collective trust funds based on the net asset value (“NAV”) of the underlying investments in accordance with ASC 820. There are generally no restrictions on redemptions from these funds and no unfunded commitments to invest. In accordance with ASC subtopic 820-10, certain investments that were measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The underlying investments mainly consist of equity and fixed income securities funds that are valued based on the daily closing price as reported by the fund.

The proceeding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at February 29, 2020.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

The following table sets forth by level within the fair value hierarchy a summary of the plan’s investments measured at fair value on a recurring basis as of February 29, 2020 and March 2, 2019:

	Fair Value Measurements at February 29, 2020
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Equity Securities
International equity	$—	$—	$—	$15,251
Large Cap	—	—	—	33,174
Small-Mid Cap	—	—	—	14,223
Fixed Income
Long Term Credit Bond Index	—	—	—	25,129
Long Term US Government Bonds	—	—	—	18,897
20+ Year Treasury STRIPS	—	—	—	1,447
Intermediate Fixed Income	—	—	—	14,606
AGT High Yield Bond	—	—	—	7,673
Other types of investments
Short Term Investments	—	1,729	—	1,729
Total	$—	$1,729	$—	$132,129

	Fair Value Measurements at March 2, 2019
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Equity Securities
International equity	$—	$—	$—	$15,396
Large Cap	—	—	—	34,058
Small-Mid Cap	—	—	—	14,534
Fixed Income
Long Term Credit Bond Index	—	—	—	44,103
Long Term US Government Bonds	—	—	—	8,383
20+ Year Treasury STRIPS	—	—	—	847
Intermediate Fixed Income	—	—	—	5,920
Other types of investments
Short Term Investments	—	—	—	1,591
Total	$—	$—	$—	$124,832

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan during the years indicated:

Defined Benefit
Fiscal Year	Pension Plan
2021	$8,992
2022	9,025
2023	8,963
2024	9,212
2025	9,157
2026 - 2030	45,471
Total	$90,820

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

The Company’s participation in these plans for the annual period ended February 29, 2020 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. The most recent Pension Protection Act zone status available for fiscal 2020 and fiscal 2019 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last two columns list the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject and any minimum funding requirements. There have

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

been no significant changes that affect the comparability of total employer contributions of fiscal years 2020, 2019 and 2018.

									Expiration
				FIP/ RP					Date of
		Pension Protection		Status					Collective-	Minimum
	EIN/Pension	Act Zone Status		Pending/	Contributions of the Company			Surcharge	Bargaining	Funding
Pension	Plan Number	2020	2019	Implemented	2020	2019	2018	Imposed	Agreement	Requirements
1199 SEIU Health Care Employees Pension Fund	13-3604862-001	Green— 12/31/2018	Green— 12/31/2017	No	$9,026	$9,670	$7,372	No	4/18/2022	Contribution rate of 12.6% of gross wages per associate beginning 09/30/2018. Contribution rate of 10.76% of gross wages earned per associate beginning 01/01/2016.

Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	51-6029925-001	Red— 12/31/2019	Red— 12/31/2018	Implemented	8,495	8,273	8,149	No	7/17/2021

From 01/01/2020 through 12/31/2020 contributions of $1.758 per hour worked for pharmacists and $0.797 per hour worked for non-pharmacists. From 01/01/2019 through 12/31/2019 contributions of $1.672 per hour for worked for pharmacists and $0.758 per hour worked for non pharmacists. From 01/01/2018 to 12/31/2018 contributions of $1.586 per hour worked.

UFCW Pharmacists, Clerks and Drug Employers Pension Trust	94-2518312-001	Green— 12/31/2019	Green— 12/31/2018	No	2,421	2,666	2,739	No	7/13/2019	Effective 09/01/2014, contribution rate frozen at $0.55 per hour worked for associates.

United Food and Commercial Workers Union-Employer Pension Fund	34-6665155-001	Red— 9/30/2019	Red— 9/30/2018	Implemented	738	772	786	No	2/28/2021	Effective 02/03/2019 contribution rate of $2.16 per hour worked. Effective 02/04/2018 contribution rate of $2.03 per hour worked. Effective 02/05/2017 contribution rate of $1.89 per hour worked.

United Food and Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	51-6031766-001	Yellow— 9/30/2019	Yellow— 9/30/2018	Implemented	437	470	495	No	2/28/2021	Effective 10/01/2019 contribution rate of $2.06 per hour worked. Effective 10/01/2018 contribution rate of $1.97 per hour worked. Effective 01/01/2017 contribution rate $1.88 per hour worked.

Other Funds					1,554	1,648	1,438
					$22,671	$23,499	$20,979

The Company was listed in these plans Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Year Contributions to Plan
Exceeded More Than 5 % of
Total Contributions (as of
Pension Fund	the Plan’s Year-End)
UFCW Pharmacists, Clerks and Drug Employers Pension Trust	12/31/2018 and 12/31/2017
Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	12/31/2018 and 12/31/2017
United Food & Commercial Workers Union - Employer Pension Fund	9/30/2018 and 9/30/2017
United Food & Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	9/30/2018 and 9/30/2017

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

At the date the Company’s financial statements were issued, certain Forms 5500 were not available.

During fiscal 2020, 2019 and 2018, the Company did not withdraw from any plans or incur any additional withdrawal liabilities.

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

The Company’s chief operating decision makers are its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the President—Pharmacy Services (collectively the “CODM”). The CODM has ultimate responsibility for enterprise decisions. The CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy and Pharmacy Services segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. The CODM relies on internal management reporting that analyzes enterprise results on certain key performance indicators, namely, revenues, gross profit and Adjusted EBITDA.

The following is balance sheet information for the Company’s reportable segments:

	Retail	Pharmacy
	Pharmacy	Services	Eliminations(1)	Consolidated
February 29, 2020:
Total Assets	$6,757,196	$2,709,737	$(14,564)	$9,452,369
Goodwill	43,492	1,064,644	—	1,108,136
March 2, 2019:
Total Assets	$5,071,055	$2,534,771	$(14,459)	$7,591,367
Goodwill	43,492	1,064,644	—	1,108,136
(1)	As of February 29, 2020 and March 2, 2019, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $0 against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $14,564 and $14,459, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the fiscal years ended February 29, 2020, March 2, 2019 and March 3, 2018:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
February 29, 2020:
Revenues	$15,616,186	$6,559,560	$(247,353)	$21,928,393
Gross Profit	4,274,836	451,922	—	4,726,758
Adjusted EBITDA(2)	370,435	167,776	—	538,211
Additions to property and equipment and intangible assets	192,489	21,897	—	214,386
March 2, 2019:
Revenues	$15,757,152	$6,093,688	$(211,283)	$21,639,557
Gross Profit	4,258,716	417,636	—	4,676,352
Adjusted EBITDA(2)	405,206	158,238	—	563,444
Additions to property and equipment and intangible assets	228,079	16,610	—	244,689
March 3, 2018:
Revenues	$15,832,625	$5,896,669	$(200,326)	$21,528,968
Gross Profit	4,372,373	407,732	—	4,780,105
Adjusted EBITDA(2)	388,320	171,534	—	559,854
Additions to property and equipment and intangible assets	199,437	15,327	—	214,764
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.
(2)	See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

The following is a reconciliation of net (loss) income to Adjusted EBITDA for fiscal 2020, 2019 and 2018:

	February 29,	March 2,	March 3,
	2020	2019	2018
	(52 weeks)	(52 weeks)	(52 weeks)
Net loss from continuing operations	$(469,219)	$(666,954)	$(349,532)
Interest expense	229,657	227,728	202,768
Income tax expense	387,607	77,477	305,987
Depreciation and amortization	328,277	357,882	386,057
LIFO (credit) charge	(64,804)	23,354	(28,827)
Lease termination and impairment charges	42,843	107,994	58,765
Goodwill and intangible asset impairment charges	—	375,190	261,727
(Gain) loss on debt retirements, net	(55,692)	554	—
Merger and Acquisition-related costs	3,599	37,821	24,283
Stock-based compensation expense	16,087	12,115	25,793
Restructuring-related costs	105,642	4,704	—
Inventory write-downs related to store closings	4,652	13,487	7,586
Litigation settlement	—	18,000	—
Loss (gain) on sale of assets, net	4,226	(38,012)	(25,872)
Walgreens Boots Alliance merger termination fee	—	—	(325,000)
Other	5,336	12,104	16,119
Adjusted EBITDA from continuing operations	$538,211	$563,444	$559,854

.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

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

California Employment Litigation.

The Company is currently a defendant in several lawsuits filed in courts in California that contain allegations regarding violations of the California Business and Professions Code, various California employment laws and regulations, industry wage orders, wage-and-hour laws, rules and regulations pertaining primarily to failure to pay overtime, failure to pay premiums for missed meals and rest periods, failure to provide accurate wage statements, and failure to reimburse business expenses (the “California Cases”). Some of the California Cases purport or may be determined to be class actions or PAGA representative actions and seek substantial damages and penalties. These single-plaintiff and multi-plaintiff California Cases in the aggregate, seek substantial damages. The Company believes that its defenses and assertions in the California Cases have merit. The Company has aggressively challenged the merits of the lawsuits and, where applicable, allegations that the lawsuits should be certified as class or representative actions. Additionally, at this time the Company is not able to predict either the outcome of or estimate a potential range of loss with respect to the California Cases and is defending itself against these claims

Usual and Customary and DUR/Code 1 Litigation.

In January 2017, qui tam plaintiff Azam Rahimi (“Relator”) filed a sealed False Claims Act (“FCA”) lawsuit in the United States District Court for the Eastern District of Michigan. The United States Attorney’s Office for the Eastern District of Michigan, 18 states, and the District of Columbia declined to intervene. The unsealed lawsuit alleges that the Company failed to report Rite Aid’s Rx Savings Program prices as its usual and customary charges under the Medicare Part D program, federal and state Medicaid programs, and other publicly funded health care programs, and that the Company is thus liable under the federal FCA and similar state statutes. On December 12, 2019, the court granted the Company’s motion to dismiss and judgment on the pleadings based upon the FCA’s public disclosure bar. The Relator filed a motion for reconsideration which was denied. Relator also filed a notice of appeal (which was held in abeyance) while the motion for reconsideration was pending. At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is defending itself against these claims.

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

The Company is involved in a putative consumer class action lawsuit in the United States District Court for the Southern District of California captioned Byron Stafford v. Rite Aid Corp. A separate lawsuit, Robert Josten v. Rite Aid Corp., was consolidated with this lawsuit in November, 2019. The lawsuit contains allegations that (i) the Company was obligated to charge the plaintiffs’ insurance companies a “usual and customary” price for their prescription drugs; and (ii) the Company failed to do so because the prices it reported were not equal to or adjusted to account for the prices that Rite Aid offers to uninsured and underinsured customers through its Rx Savings Program. At this stage of the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

proceedings, the Company is not able to either predict the outcome or estimate a potential range of loss and is defending itself against these claims.

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

Pseudoephedrine Investigation.

On April 26, 2012, the Company was served with an administrative subpoena from the U.S. Drug Enforcement Administration (“DEA”), Albany, New York District Office, requesting information regarding the Company’s sale of products containing pseudoephedrine (“PSE”). In April 2012, it also received a communication from the U.S. Attorney’s Office for the Northern District of New York (“USAO”) regarding an investigation of possible civil violations of the Combat Methamphetamine Epidemic Act of 2005 (“CMEA”). Additional subpoenas were subsequently served requesting broader information and documents regarding PSE sales and recordkeeping. The Company cooperated throughout the course of the investigation. The allegations forming the basis of the investigation occurred between 2009 and 2014. The Company recently finalized the civil settlement of the investigation for $4.75 million with no admission of liability.

Controlled Substances Litigation, Audits and Investigations

The Company along with various other defendants are named in multiple opioid-related lawsuits filed by counties, cities, municipalities, Native American tribes, hospitals, third-party payers, and others across the United States. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated and transferred hundreds of federal opioid-related lawsuits that name the Company and/or a related entity as a defendant to the multi-district litigation (“MDL”) pending in the United States District Court for the Northern District of Ohio before Judge Dan Polster under In re National Prescription Opiate Litigation (Case No. 17-MD-2804). A significant number of similar cases that are not part of the MDL and name the Company and/or a related entity or entities as a defendant in also are pending in state courts. The plaintiffs in all of these opioid-related lawsuits generally allege claims concerning the impacts of widespread opioid abuse against defendants along the pharmaceutical supply chain, including manufacturers, wholesale distributors, and retail pharmacies. At this stage of the proceedings, the Company is not able to predict the outcome of the opioid-related lawsuits or estimate a potential range of loss regarding the lawsuits. The Company is defending itself against all relevant claims.

The Company also has received warrants, subpoenas, CIDs, and other requests for documents and information from, and is being investigated by, the federal and state governments regarding opioids and other controlled substances. The Company has been cooperating with and responding to these investigatory inquiries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

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

22. Supplementary Cash Flow Data

	February 29,	March 2,	March 3,
	2020	2019	2018
Cash paid for interest(a)	$216,489	$267,760	$405,579
Cash (refunds) payments for income taxes, net(a)	$(4,935)	$17,383	$87,087
Equipment financed under capital leases	$3,715	$4,165	$13,123
Equipment received for noncash consideration	$—	$—	$2,044
Reduction in lease financing obligation	$—	$—	$4,740
Accrued capital expenditures	$15,952	$15,298	$28,869
Gross borrowings from revolver(a)	$2,897,000	$4,257,000	$4,221,000
Gross repayments to revolver(a)	$3,122,000	$3,382,000	$6,651,000

(a)–Amounts are presented on a total company basis.

Significant components of cash used by Other Liabilities of $62,168 for the fifty-two week period ended February 29, 2020 includes cash used resulting from changes in accrued wages, benefits and other personnel costs of $47,252 and changes in accrued store expenses of $45,252.

23. Related Party Transactions

There were receivables from related parties of $0 and $11 at February 29, 2020 and March 2, 2019, respectively.

24. Guarantor and Non-Guarantor Condensed Consolidating Financial Information

Rite Aid Corporation conducts the majority of its business through its subsidiaries. With the exception of EIC, substantially all of Rite Aid Corporation’s 100 % owned subsidiaries guarantee the obligations under the Existing Facilities, the secured guaranteed notes and unsecured guaranteed notes (the “Subsidiary Guarantors”). Additionally,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

with the exception of EIC, the subsidiaries, including joint ventures, that do not guarantee the Existing Facilities, the secured guaranteed notes and unsecured guaranteed notes, are minor.

For the purposes of preparing the information below, Rite Aid Corporation uses the equity method to account for its investment in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in the non-guarantor subsidiaries. The subsidiary guarantees related to the Company’s Existing Facilities, secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. Presented below is condensed consolidating financial information for Rite Aid Corporation, the Subsidiary Guarantors, and the non-guarantor subsidiaries at February 29, 2020 and March 2, 2019 and for the fiscal years ended February 29, 2020, March 2, 2019 and March 3, 2018. Separate financial statements for Subsidiary Guarantors are not presented.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

	Rite Aid Corporation
	Condensed Consolidating Balance Sheet
	February 29, 2020
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$194,005	$24,175	$—		$218,180
Accounts receivable, net	—	1,278,002	8,783	—		1,286,785
Intercompany receivable	—	(56,608)	43,304	13,304	(a)	—
Inventories, net of LIFO reserve of $0, $539,640, $0, $0, and $539,640	—	1,921,604	—	—		1,921,604
Prepaid expenses and other current assets	—	171,086	10,708	—		181,794
Current assets held for sale	—	92,278	—	—		92,278
Total current assets	—	3,600,367	86,970	13,304		3,700,641
Property, plant and equipment, net	—	1,215,838	—	—		1,215,838
Operating lease right-of-use assets	—	2,903,256	—	—		2,903,256
Goodwill	—	1,108,136	—	—		1,108,136
Other intangibles, net	—	312,763	46,728	—		359,491
Deferred tax assets	10,828	5,852	—	—		16,680
Investment in subsidiaries	7,843,411	67,342	—	(7,910,753)	(b)	—
Intercompany receivable	—	4,090,373	—	(4,090,373)	(a)	—
Other assets	—	141,305	7,022	—		148,327
Total assets	$7,854,239	$13,445,232	$140,720	$(11,987,822)		$9,452,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$—	$8,840	$—	$—		$8,840
Accounts payable	—	1,471,459	12,622	—		1,484,081
Intercompany payable	—	(43,304)	30,000	13,304	(a)	—
Accrued salaries, wages and other current liabilities	12,071	711,491	22,756	—		746,318
Current portion of operating lease liabilities	—	490,161	—	—		490,161
Current liabilities held for sale	—	37,063	—	—		37,063
Total current liabilities	12,071	2,675,710	65,378	13,304		2,766,463
Long-term debt, less current maturities	3,077,268	—	—	—		3,077,268
Long-term operating lease liabilities	—	2,710,347	—	—		2,710,347
Lease financing obligations, less current maturities	—	19,326	—	—		19,326
Intercompany payable	4,090,373	—	—	(4,090,373)	(a)	—
Other noncurrent liabilities	—	196,438	8,000	—		204,438
Total liabilities	7,179,712	5,601,821	73,378	(4,077,069)		8,777,842
Commitments and contingencies	—	—	—	—		—
Total stockholders’ equity	674,527	7,843,411	67,342	(7,910,753)	(b)	674,527
Total liabilities and stockholders’ equity	$7,854,239	$13,445,232	$140,720	$(11,987,822)		$9,452,369
(a)	Elimination of intercompany accounts receivable and accounts payable amounts.
(b)	Elimination of investments in consolidated subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	For the Year Ended February 29, 2020
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$21,514,693	$441,827	$(28,127)	(a)	$21,928,393
Costs and expenses:
Cost of revenues	—	16,818,111	411,266	(27,742)	(a)	17,201,635
Selling, general and administrative expenses	—	4,560,220	27,501	(385)	(a)	4,587,336
Lease termination and impairment charges	—	42,843	—	—		42,843
Interest expense	216,834	13,586	(763)	—		229,657
Gain on debt retirements	—	(55,692)	—	—		(55,692)
Loss on sale of assets, net	—	4,226	—	—		4,226
Equity in earnings of subsidiaries, net of tax	235,340	(12,233)	—	(223,107)	(b)	—
	452,174	21,371,061	438,004	(251,234)		22,010,005
(Loss) income from continuing operations before income taxes	(452,174)	143,632	3,823	223,107		(81,612)
Income tax expense (benefit)	—	396,017	(8,410)	—		387,607
Net (loss) income from continuing operations	$(452,174)	$(252,385)	$12,233	$223,107		$(469,219)
Net income from discontinued operations	—	17,045	—	—		17,045
Net (loss) income	(452,174)	(235,340)	12,233	223,107	(b)	(452,174)
Total other comprehensive (loss) income	(17,839)	(17,351)	—	17,351		(17,839)
Comprehensive (loss) income	$(470,013)	$(252,691)	$12,233	$240,458		$(470,013)
(a)	Elimination of intercompany revenues and expenses.
(b)	Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	For the Year Ended March 2, 2019
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$21,297,937	$397,328	$(55,708)	(a)	$21,639,557
Costs and expenses:
Cost of revenues	—	16,648,099	370,413	(55,307)	(a)	16,963,205
Selling, general and administrative expenses	—	4,567,690	25,086	(401)	(a)	4,592,375
Lease termination and impairment charges	—	107,994	—	—		107,994
Goodwill and intangible asset impairment charges	—	375,190	—	—		375,190
Interest expense	206,862	21,704	(838)	—		227,728
Loss on debt retirements	—	554	—	—		554
Gain on sale of assets, net	—	(38,012)	—	—		(38,012)
Equity in earnings of subsidiaries, net of tax	210,736	(1,033)	—	(209,703)	(b)	—
	417,598	21,682,186	394,661	(265,411)		22,229,034
(Loss) income from continuing operations before income taxes	(417,598)	(384,249)	2,667	209,703		(589,477)
Income tax benefit	—	75,843	1,634	—		77,477
Net (loss) income from continuing operations	$(417,598)	$(460,092)	$1,033	$209,703		$(666,954)
Net income from discontinued operations	(4,615)	249,356	—	—		244,741
Net (loss) income	(422,213)	(210,736)	1,033	209,703	(b)	(422,213)
Total other comprehensive income (loss)	3,490	3,490	—	(3,490)		3,490
Comprehensive (loss) income	$(418,723)	$(207,246)	$1,033	$206,213		$(418,723)
(a)	Elimination of intercompany revenues and expenses.
(b)	Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

	Rite Aid Corporation
	Condensed Consolidating Statement of Operations
	For the Year Ended March 3, 2018
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Revenues	$—	$21,413,734	$209,356	$(94,122)	(a)	$21,528,968
Costs and expenses:
Cost of revenues	—	16,645,136	197,084	(93,357)	(a)	16,748,863
Selling, general and administrative expenses	—	4,635,531	16,496	(765)	(a)	4,651,262
Lease termination and impairment expenses	—	58,765	—	—		58,765
Goodwill and intangible asset impairment charges	—	261,727	—	—		261,727
Interest expense	183,825	19,261	(318)	—		202,768
Walgreens Boots Alliance, Inc. termination fee	(325,000)	—	—	—		(325,000)
Gain on sale of assets, net	—	(25,872)	—	—		(25,872)
Equity in earnings of subsidiaries, net of tax	(1,034,775)	(4,072)	—	1,038,847	(b)	—
	(1,175,950)	21,590,476	213,262	944,725		21,572,513
(Loss) income from continuing operations before income taxes	1,175,950	(176,742)	(3,906)	(1,038,847)		(43,545)
Income tax expense	—	313,965	(7,978)	—		305,987
Net (loss) income from continuing operations	1,175,950	(490,707)	4,072	(1,038,847)		(349,532)
Net loss from discontinued operations	(232,480)	1,525,482	—	—		1,293,002
Net (loss) income	$943,470	$1,034,775	$4,072	$(1,038,847)	(b)	$943,470
Total other comprehensive income (loss)	7,255	7,255	—	(7,255)		7,255
Comprehensive (loss) income	$950,725	$1,042,030	$4,072	$(1,046,102)		$950,725
(a)	Elimination of intercompany revenues and expenses.
(b)	Elimination of equity in earnings of subsidiaries.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

	Rite Aid Corporation
	Condensed Consolidating Statement of Cash Flows
	Year Ended February 29, 2020
	Rite Aid
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(214,470)	$723,371	$1,956	$—	$510,857
Investing activities:
Payments for property, plant and equipment	—	(171,705)	—	—	(171,705)
Intangible assets acquired	—	(42,681)	—	—	(42,681)
Intercompany activity	—	(539,344)	—	539,344	—
Proceeds from dispositions of assets and investments	—	59,658	—	—	59,658
Proceeds from sale-leaseback transactions	—	4,879	—	—	4,879
Net cash used in investing activities	—	(689,193)	—	539,344	(149,849)
Financing activities:
Proceeds from issuance of long-term debt	600,000	—	—	—	600,000
Net payments to revolver	(225,000)	—	—	—	(225,000)
Principal payments on long-term debt	(694,093)	(12,010)	—	—	(706,103)
Change in zero balance cash accounts	—	12,671	—	—	12,671
Financing fees paid for early debt redemption	—	(518)	—	—	(518)
Payments for taxes related to net share settlement of equity awards	—	(1,921)	—	—	(1,921)
Deferred financing costs paid	(5,781)	—	—	—	(5,781)
Intercompany activity	539,344	—	—	(539,344)	—
Net cash provided by (used in) financing activities	214,470	(1,778)	—	(539,344)	(326,652)
Cash flows of discontinued operations:
Operating activities of discontinued operations	—	(23,836)	—	—	(23,836)
Investing activities of discontinued operations	—	63,307	—	—	63,307
Financing activities of discontinued operations	—	—	—	—	—
Net cash provided by discontinued operations	—	39,471	—	—	39,471
Increase in cash and cash equivalents	—	71,871	1,956	—	73,827
Cash and cash equivalents, beginning of period	—	122,134	22,219	—	144,353
Cash and cash equivalents, end of period	$—	$194,005	$24,175	$—	$218,180

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

	Rite Aid Corporation
	Condensed Consolidating Statement of Cash Flows
	Year Ended March 2, 2019
	Rite Aid
	Corporation
	(Parent		Non-
	Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$(255,962)	$74,124	$16,129	$—	$(165,709)
Investing activities:
Payments for property, plant and equipment	—	(196,778)	—	—	(196,778)
Intangible assets acquired	—	(47,911)	—	—	(47,911)
Intercompany activity	—	(727,221)	—	727,221	—
Proceeds from dispositions of assets and investments	—	43,550	—	—	43,550
Proceeds from sale-leaseback transactions	—	2,587	—	—	2,587
Net cash (used in) provided by investing activities	—	(925,773)	—	727,221	(198,552)
Financing activities:
Proceeds from issuance of long-term debt	450,000	—	—	—	450,000
Net proceeds from revolver	875,000	—	—	—	875,000
Principal payments on long-term debt	(427,992)	(12,378)	—	—	(440,370)
Change in zero balance cash accounts	—	(59,481)	—	—	(59,481)
Net proceeds from issuance of common stock	2,294	—	—	—	2,294
Payments for taxes related to net share settlement of equity awards	—	(2,419)	—	—	(2,419)
Financing fees paid for early redemption	—	(171)	—	—	(171)
Deferred financing costs paid	(21,564)	—	—	—	(21,564)
Intercompany activity	727,221	—	—	(727,221)	—
Net cash provided by (used in) financing activities	1,604,959	(74,449)	—	(727,221)	803,289
Cash flows of discontinued operations:
Operating activities of discontinued operations	(4,615)	(58,341)	—	—	(62,956)
Investing activities of discontinued operations	—	664,740	—	—	664,740
Financing activities of discontinued operations	(1,344,382)	589	—	—	(1,343,793)
Net cash (used in) provided by discontinued operations	(1,348,997)	606,988	—	—	(742,009)
(Decrease) increase in cash and cash equivalents	—	(319,110)	16,129	—	(302,981)
Cash and cash equivalents, beginning of period	—	441,244	6,090	—	447,334
Cash and cash equivalents, end of period	$—	$122,134	$22,219	$—	$144,353

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

	Rite Aid Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Year Ended March 3, 2018
	Rite Aid
	Corporation
	(Parent		Non-
	Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities:
Net cash (used in) provided by operating activities	$158,247	$379,439	$(26,216)	$—	$511,470
Investing activities:
Payments for property, plant and equipment	—	(185,879)	—	—	(185,879)
Intangible assets acquired	—	(28,885)	—	—	(28,885)
Intercompany activity	—	(3,460,291)	—	3,460,291	—
Proceeds from insured loss	—	4,239	—	—	4,239
Proceeds from dispositions of assets and investments	—	27,586	—	—	27,586
Net cash (used in) provided by investing activities	—	(3,643,230)	—	3,460,291	(182,939)
Financing activities:
Net payments to revolver	(265,000)	—	—	—	(265,000)
Principal payments on long-term debt	—	(9,882)	—	—	(9,882)
Change in zero balance cash accounts	—	35,605	—	—	35,605
Net proceeds from issuance of common stock	5,796	—	—	—	5,796
Payments for taxes related to net share settlement of equity awards	—	(4,103)	—	—	(4,103)
Intercompany activity	3,460,291	—	—	(3,460,291)	—
Net cash provided by (used in) financing activities	3,201,087	21,620	—	(3,460,291)	(237,584)
Cash flows of discontinued operations:
Operating activities of discontinued operations	(224,300)	(20,826)	—	—	(245,126)
Investing activities of discontinued operations	—	3,496,222	—	—	3,496,222
Financing activities of discontinued operations	(3,135,034)	(5,085)	—	—	(3,140,119)
Net cash provided by (used in) discontinued operations	(3,359,334)	3,470,311	—	—	110,977
Increase (decrease) in cash and cash equivalents	—	228,140	(26,216)	—	201,924
Cash and cash equivalents, beginning of period	—	213,104	32,306	—	245,410
Cash and cash equivalents, end of period	$—	$441,244	$6,090	$—	$447,334

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

25. Interim Financial Results (Unaudited)

	Fiscal Year 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$5,372,589	$5,366,264	$5,462,298	$5,727,242	$21,928,393
Cost of revenues	4,245,866	4,221,825	4,273,323	4,460,621	17,201,635
Selling, general and administrative expenses	1,162,652	1,135,530	1,134,854	1,154,300	4,587,336
Lease termination and impairment charges	478	1,471	166	40,728	42,843
Interest expense	58,270	60,102	57,856	53,429	229,657
Gain on debt retirements, net	—	—	(55,692)	—	(55,692)
(Gain) loss on sale of assets, net	(2,712)	(1,587)	(1,371)	9,896	4,226
	5,464,554	5,417,341	5,409,136	5,718,974	22,010,005
(Loss) income from continuing operations before income taxes	(91,965)	(51,077)	53,162	8,268	(81,612)
Income tax (benefit) expense	7,374	27,628	876	351,729	387,607
Loss from continuing operations	(99,339)	(78,705)	52,286	(343,461)	(469,219)
Net income (loss) from discontinued operations, net of tax	(320)	(574)	(801)	18,740	17,045
Net income (loss)	(99,659)	(79,279)	51,485	(324,721)	(452,174)
Basic (loss) income per share(a):
Continuing operations	$(1.88)	$(1.48)	$0.98	$(6.43)	$(8.82)
Discontinued operations	$—	$(0.01)	$(0.01)	$0.35	$0.32
Net basic (loss) income per share	$(1.88)	$(1.49)	$0.97	$(6.08)	$(8.50)
Diluted (loss) income per share(a):
Continuing operations	$(1.88)	$(1.48)	$0.98	$(6.43)	$(8.82)
Discontinued operations	$—	$(0.01)	$(0.02)	$0.35	$0.32
Net diluted (loss) income per share	$(1.88)	$(1.49)	$0.96	$(6.08)	$(8.50)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

	Fiscal Year 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$5,388,490	$5,421,362	$5,450,060	$5,379,645	$21,639,557
Cost of revenues	4,219,741	4,260,211	4,267,972	4,215,281	16,963,205
Selling, general and administrative expenses	1,152,627	1,153,991	1,142,555	1,143,202	4,592,375
Lease termination and impairment charges	9,859	39,609	2,628	55,898	107,994
Goodwill and intangible asset impairment charges	—	375,190	—	—	375,190
Interest expense	62,792	56,233	56,008	52,695	227,728
Loss on debt retirements, net	554	—		—	554
Gain on sale of assets, net	(5,859)	(4,965)	(382)	(26,806)	(38,012)
	5,439,714	5,880,269	5,468,781	5,440,270	22,229,034
Loss from continuing operations before income taxes	(51,224)	(458,907)	(18,721)	(60,625)	(589,477)
Income tax (benefit) expense	(9,497)	(106,559)	(1,471)	195,004	77,477
Loss from continuing operations	(41,727)	(352,348)	(17,250)	(255,629)	(666,954)
Net income (loss) from discontinued operations, net of tax	256,143	(6,792)	12,740	(17,350)	244,741
Net income (loss)	$214,416	$(359,140)	$(4,510)	$(272,979)	$(422,213)
Basic and diluted income (loss) per share(a):
Continuing operations	$(0.79)	$(6.67)	$(0.33)	$(4.83)	$(12.62)
Discontinued operations	$4.86	$(0.13)	$0.24	$(0.32)	$4.63
Net basic and diluted income (loss) per share	$4.07	$(6.80)	$(0.09)	$(5.15)	$(7.99)
(a)	Income per share amounts for each quarter may not necessarily total to the yearly income per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

During the fourth quarter of fiscal 2020, the Company recorded an income tax expense of $347,599 in connection with the revaluation of the Company’s deferred tax assets resulting from an increase in the valuation allowance as discussed in Note 7 and facilities impairment charges of $38,342. Also, during the fourth quarter of fiscal 2020, the Company recorded a LIFO credit of $72,357 which resulted from deflation in generic drug costs, partially offset by brand drug inflation compared to a LIFO charge recognized at prior year end caused by higher inflation on pharmaceutical drugs.

During the fourth quarter of fiscal 2019, the Company recorded an income tax expense of $212,252 in connection with the revaluation of the Company’s deferred tax assets resulting from an increase in the valuation allowance as discussed in Note 7 and facilities impairment charges of $28,920. Also, during the fourth quarter of fiscal 2019, the Company recorded a LIFO charge of $4,043 due to higher inflation on pharmaceutical drugs as compared to a LIFO credit recognized at prior year end caused by deflation on pharmacy generics.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(In thousands, except per share amounts)

26. Financial Instruments

The carrying amounts and fair values of financial instruments at February 29, 2020 and March 2, 2019 are listed as follows:

	2020		2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Variable rate indebtedness	$1,077,787	$1,100,000	$1,297,013	$1,325,000
Fixed rate indebtedness	$1,999,481	$1,921,385	$2,157,571	$1,795,335

Cash, trade receivables and trade payables are carried at market value, which approximates their fair values due to the short-term maturity of these instruments. In addition, as of February 29, 2020 and March 2, 2019, the Company had $7,022 and $7,191, respectively, of investments carried at amortized cost, as these investments are being held to maturity. As of February 29, 2020, these investments are included as a component of other assets. As of March 2, 2019, these investments are included as a component of prepaid expenses and other current assets. The Company believes the carrying value of these investments approximates their fair value.

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

27. Subsequent Events

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including in the markets in which we operate. In an effort to limit the spread of COVID-19, governmental entities have taken various regulatory actions including, but not limited to “shelter in place” orders and the temporary closures of many non-life sustaining businesses. Entities that provide life-sustaining services, such as healthcare providers, retail pharmacy, grocery stores and gas stations have generally been permitted to remain open, which has allowed the Company to continue to serve its customers during the pandemic.

As of April 16, 2020, the Company had liquidity of $1.9 billion, which consisted of availability to borrow under its Senior Secured Revolving Credit Facility of $1.7 billion and cash on hand of $180.0 million. The Company will continue to assess the impact of COVID-19 on the Company’s financial position. However, the extent to which the COVID-19 outbreak will impact the Company’s operations or financial results is uncertain, but such impact could be material.

RITE AID CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended February 29, 2020, March 2, 2019 and March 3, 2018

(dollars in thousands)

		Additions
	Balance at	Charged to		Balance at
Allowances deducted from accounts receivable for estimated	Beginning	Costs and		End of
uncollectible amounts:	of Period	Expenses	Deductions	Period
Year ended February 29, 2020	$13,106	$40,357	$40,614	$12,849
Year ended March 2, 2019	$25,134	$48,728	$60,756	$13,106
Year ended March 3, 2018	$30,891	$94,006	$99,763	$25,134

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION

By:	/s/ BRUCE G. BODAKEN
Bruce G. Bodaken
Chairman
Dated:	April 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on April 27, 2020.

Signature	Title

/s/ HEYWARD DONIGAN	President and Chief Executive Officer (principal executive officer)
Heyward Donigan

/s/ MATTHEW C. SCHROEDER	Executive Vice President and Chief Financial Officer (principal financial officer)
Matthew C. Schroeder

/s/ BRIAN T. HOOVER	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Brian T. Hoover

/s/ BRUCE G. BODAKEN	Director
Bruce G. Bodaken

/s/ ELIZABETH BURR	Director
Elizabeth Burr

/s/ ROBERT E. KNOWLING, JR	Director
Robert E. Knowling, Jr

/s/ KEVIN E. LOFTON	Director
Kevin E. Lofton

/s/ LOUIS P. MIRAMONTES	Director
Louis P. Miramontes

Signature	Title

/s/ ARUN NAYAR	Director
Arun Nayar

/s/ KATHERINE QUINN	Director
Katherine Quinn

/s/ MARCY SYMS	Director
Marcy Syms