Form 10-Q
period 2020-05-30
RITE AID CORP
filed 2020-07-02
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2020

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

Large Accelerated Filer ◻	Accelerated Filer ⌧	Non-Accelerated Filer ◻	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange act). Yes ☐ No ⌧

The registrant had 54,643,179 shares of its $1.00 par value common stock outstanding as of June 22, 2020.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	the impact of widespread health developments, including the continued impact of the global coronavirus (“COVID-19”) pandemic, and the responses thereto (such as voluntary and in some cases, mandatory quarantines as well as shut downs and other restrictions on travel and commercial, social and other activities) which could materially and adversely affect, among other things, the economic and financial markets and labor resources of the locations in which we operate, access to credit, our front-end and pharmaceutical operations, supply chain, associates and executive and administrative personnel. These widespread health developments could also materially and adversely affect our third-party service providers, including suppliers, vendors and business partners, and customers and the demand for our products. These developments could result in recessionary economic conditions which could negatively impact our front-end sales and e-commerce business. Any of these developments could result in a material adverse effect on our business, financial conditions and results of operations;

●	our ability to successfully implement our new business strategy (including any delays or adjustments as a result of COVID-19) and improve the operating performance of our stores;

●	our high level of indebtedness and our ability to satisfy our obligations and the other covenants contained in our debt agreements;

●	general competitive, economic, industry, market, political (including healthcare reform) and regulatory conditions, as well as factors specific to the markets in which we operate;

●	the impact of private and public third party payors’ continued reduction in prescription drug reimbursement rates and efforts to encourage mail order;

●	our ability to achieve the benefits of our efforts to reduce the costs of our generic and other drugs;

●	the risk that we may experience shortages in our generic drug supply due to replenishment delays resulting from COVID-19, which could result in the substitution of generic drugs with brand drugs, which generally have a lower profit margin;

●	the risk that changes in federal or state laws or regulations, including the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection and the Affordable Care Act (or "ACA") and any regulations enacted thereunder may occur;

●	the impact of the loss of one or more major third party payor contracts and the risk that providers and state contract changes may occur;

●	the risk that we may need to take further impairment charges if our future results do not meet our expectations;

●	our ability to refinance our indebtedness on terms favorable to us;

●	our ability to sell our calendar 2020 Centers of Medicare and Medicaid Services (“CMS”) receivable, which could negatively impact our leverage ratio if we do not consummate a sale;

●	our ability to grow prescription count and realize front-end sales growth;

●	the continued integration of our new senior management team and our ability to realize the benefits from our organizational restructuring;

●	our ability to achieve cost savings through the organizational restructurings within our anticipated timeframe, if at all;

●	decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

●	our ability to manage expenses and our investments in working capital;

●	the continued impact of gross margin pressure in the pharmacy benefit management (“PBM”) industries due to continued consolidation and client demand for lower prices while providing enhanced service offerings;

●	risks related to compromises of our information or payment systems or unauthorized access to confidential or personal information of our associates or customers;

●	our ability to maintain our current pharmacy services business and obtain new pharmacy services business, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations and the risk that we cannot meet client guarantees;

●	our ability to maintain our current Medicare Part D business and obtain new Medicare Part D business, as a result of the annual Medicare Part D competitive bidding process and meet the financial obligations of our bid;

●	the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

●	changes in future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies;

●	the risk that we could experience deterioration in our current Star rating with the CMS or incur CMS penalties and/or sanctions;

●	the nature, cost and outcome of pending and future litigation and other legal or regulatory proceedings, and governmental investigations;

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, which we filed with the SEC on April 27, 2020 (the “Fiscal 2020 10-K") as well as in “Part I – Item 1A. Risk Factors” of the Fiscal 2020 10-K and in “Part II – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. To the extent that COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the risk factors described herein and in our Fiscal 2020 10-K.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	May 30,	February 29,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$288,316	$218,180
Accounts receivable, net	1,592,799	1,286,785
Inventories, net of LIFO reserve of $527,574 and $539,640	1,890,024	1,921,604
Prepaid expenses and other current assets	107,672	181,794
Current assets held for sale	—	92,278
Total current assets	3,878,811	3,700,641
Property, plant and equipment, net	1,180,346	1,215,838
Operating lease right-of-use assets	2,894,333	2,903,256
Goodwill	1,108,136	1,108,136
Other intangibles, net	316,204	359,491
Deferred tax assets	16,680	16,680
Other assets	126,364	148,327
Total assets	$9,520,874	$9,452,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$8,066	$8,840
Accounts payable	1,460,325	1,484,081
Accrued salaries, wages and other current liabilities	679,322	746,318
Current portion of operating lease liabilities	490,202	490,161
Current liabilities held for sale	—	37,063
Total current liabilities	2,637,915	2,766,463
Long-term debt, less current maturities	3,321,972	3,077,268
Long-term operating lease liabilities	2,694,929	2,710,347
Lease financing obligations, less current maturities	18,590	19,326
Other noncurrent liabilities	233,679	204,438
Total liabilities	8,907,085	8,777,842
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 54,675 and 54,716	54,675	54,716
Additional paid-in capital	5,892,720	5,890,903
Accumulated deficit	(5,285,735)	(5,222,194)
Accumulated other comprehensive loss	(47,871)	(48,898)
Total stockholders’ equity	613,789	674,527
Total liabilities and stockholders’ equity	$9,520,874	$9,452,369

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	May 30, 2020	June 1, 2019
Revenues	$6,027,376	$5,372,589
Costs and expenses:
Cost of revenues	4,829,057	4,245,866
Selling, general and administrative expenses	1,197,147	1,162,652
Lease termination and impairment charges	3,753	478
Intangible asset impairment charges	29,852	—
Interest expense	50,547	58,270
Gain on sale of assets, net	(2,260)	(2,712)
	6,108,096	5,464,554
Loss from continuing operations before income taxes	(80,720)	(91,965)
Income tax (benefit) expense	(8,018)	7,374
Net loss from continuing operations	(72,702)	(99,339)
Net income (loss) from discontinued operations, net of tax	9,161	(320)
Net loss	$(63,541)	$(99,659)
Computation of loss attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(72,702)	$(99,339)
Income (loss) from discontinued operations attributable to common stockholders—basic and diluted	9,161	(320)
Loss attributable to common stockholders—basic and diluted	$(63,541)	$(99,659)
Basic and diluted loss per share:
Continuing operations	$(1.36)	$(1.88)
Discontinued operations	$0.17	$0.00
Net basic and diluted loss per share	$(1.19)	$(1.88)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	May 30, 2020	June 1, 2019
Net loss	$(63,541)	$(99,659)
Other comprehensive income (loss):
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 tax expense	911	415
Change in fair value of interest rate cap	116	(656)
Total other comprehensive income (loss)	1,027	(241)
Comprehensive loss	$(62,514)	$(99,900)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE FEBRUARY 29, 2020	54,716	$54,716	$5,890,903	$(5,222,194)	$(48,898)	$674,527
Net loss				(63,541)		(63,541)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					911	911
Change in fair value of interest rate cap					116	116
Comprehensive loss						(62,514)
Issuance of restricted stock	19	19	(19)			—
Exchange of restricted shares for taxes	(7)	(7)	(92)			(99)
Cancellation of restricted stock	(53)	(53)	53			—
Amortization of restricted stock balance			1,725			1,725
Stock-based compensation expense			150			150
BALANCE MAY 30, 2020	54,675	$54,675	$5,892,720	$(5,285,735)	$(47,871)	$613,789

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE MARCH 2, 2019	54,016	$54,016	$5,876,977	$(4,713,244)	$(31,059)	$1,186,690
Net loss				(99,659)		(99,659)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					415	415
Change in fair value of interest rate cap					(656)	(656)
Comprehensive loss						(99,900)
Adoption of ASU 2016-02				(56,776)		(56,776)
Exchange of restricted shares for taxes	(5)	(5)	(190)			(195)
Cancellation of restricted stock	(178)	(178)	178			—
Amortization of restricted stock balance			5,016			5,016
Stock-based compensation expense			382			382
BALANCE JUNE 1, 2019	53,833	$53,833	$5,882,363	$(4,869,679)	$(31,300)	$1,035,217

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	May 30, 2020	June 1, 2019
Operating activities:
Net loss	$(63,541)	$(99,659)
Net income (loss) from discontinued operations, net of tax	9,161	(320)
Net loss from continuing operations	$(72,702)	$(99,339)
Adjustments to reconcile to net cash used in operating activities of continuing operations:
Depreciation and amortization	79,103	83,926
Lease termination and impairment charges	3,753	478
Intangible asset impairment charges	29,852	—
LIFO (credit) charge	(12,066)	7,489
Gain on sale of assets, net	(2,260)	(2,712)
Stock-based compensation expense	1,874	5,380
Changes in operating assets and liabilities:
Accounts receivable	(308,636)	(17,565)
Inventories	43,647	(11,454)
Accounts payable	13,320	(75,893)
Operating lease right-of-use assets and operating lease liabilities	(6,595)	(11,893)
Other assets	99,177	22,513
Other liabilities	13,263	47,831
Net cash used in operating activities of continuing operations	(118,270)	(51,239)
Investing activities:
Payments for property, plant and equipment	(28,459)	(40,981)
Intangible assets acquired	(10,715)	(8,210)
Proceeds from dispositions of assets and investments	2,755	658
Net cash used in investing activities of continuing operations	(36,419)	(48,533)
Financing activities:
Net proceeds from revolver	242,000	125,000
Principal payments on long-term debt	(1,298)	(1,780)
Change in zero balance cash accounts	(26,567)	36,387
Payments for taxes related to net share settlement of equity awards	(99)	(195)
Deferred financing costs paid	(1,332)	(186)
Net cash provided by financing activities of continuing operations	212,704	159,226
Cash flows from discontinued operations:
Operating activities of discontinued operations	(82,189)	(13,877)
Investing activities of discontinued operations	94,310	523
Financing activities of discontinued operations	—	—
Net cash provided by (used in) discontinued operations	12,121	(13,354)
Increase in cash and cash equivalents	70,136	46,100
Cash and cash equivalents, beginning of period	218,180	144,353
Cash and cash equivalents, end of period	$288,316	$190,453

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended May 30, 2020 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2020 10-K.

Revenue Recognition

The following table disaggregates the Company’s revenue by major source in each segment for the thirteen week periods ended May 30, 2020 and June 1, 2019:

	May 30,	June 1,
	2020	2019
In thousands	(13 weeks)	(13 weeks)
Retail Pharmacy segment:
Pharmacy sales	$2,625,544	$2,563,244
Front-end sales	1,465,467	1,265,361
Other revenue	32,260	36,203
Total Retail Pharmacy segment	4,123,271	3,864,808
Pharmacy Services segment	1,977,246	1,566,292
Intersegment elimination	(73,141)	(58,511)
Total revenue	$6,027,376	$5,372,589

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Points earned pursuant to the wellness+ program represent a performance obligation and the Company allocates revenue between the merchandise purchased and the wellness+ points based on the relative stand-alone selling price of each performance obligation. The relative value of the wellness+ points is initially deferred as a contract liability (included in other current and noncurrent liabilities). As members receive discounted front-end merchandise or when the benefit period expires, the Retail Pharmacy segment recognizes an allocable portion of the deferred contract liability into revenue. For the thirteen week period ended May 30, 2020, the Company recognized approximately $11,600 of deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $41,089 as of May 30, 2020, which is included in other current liabilities. The Retail Pharmacy segment had accrued contract liabilities of $52,668 as of February 29, 2020, which is included in other current liabilities.

Recently Adopted Accounting Pronouncements

In March 2020, the Securities and Exchange Commission (SEC) adopted final rules that amend the financial disclosure requirement for guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The new rules amend and streamline the disclosures required by guarantors and issuers of guaranteed securities. Among other things, the new disclosures may be located outside the financial statements. The new rule is effective January 4, 2021, and early adoption is permitted. The Company elected to early adopt the new rule on May 30, 2020. Accordingly, the revised condensed consolidating financial information is presented in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), which is intended to provide entities with additional guidance to determine which software implementation costs to capitalize and which costs to expense. The ASU will allow entities to capitalize costs for implementation activities during the application development stage. ASU No. 2018-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2019 (fiscal 2021). Early adoption of ASU 2018-15 is permitted. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which adds to U.S. GAAP an impairment model (known as the current expected credit loss ("CECL") model), that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity will recognize, as an allowance, its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 impacts non-banks as most non-banks have financial instruments or other assets (e.g. trade, contract and lease receivables, financial guarantees, loans and loan commitments and held-to-maturity debt securities). The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

ASU is effective for fiscal years ending after December 15, 2020 and must be applied on a retrospective basis. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position.

2. Restructuring

Beginning in fiscal 2019, the Company initiated a series of restructuring plans designed to reorganize its executive management team, reduce managerial layers, and consolidate roles. In March 2020, the Company announced the details of its RxEvolution strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in its front-end offering to free up working capital and update its merchandise assortment, assessing its pricing and promotional strategy, rebranding its retail pharmacy and EnvisionRxOptions, soon to be rebranded Elixir, business, launching its Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services segment both within the segment and across Rite Aid.

For the thirteen week period ended May 30, 2020, the Company incurred total restructuring-related costs of $35,735, of which $9,972 is included as a component of SG&A and $25,763 is included as a component of cost of revenues. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$4,559	$252	$4,811
Non-executive retention costs associated with the March 2019 reorganization (b)	855	(226)	629
Professional and other fees relating to restructuring activities (c)	4,532	—	4,532
SKU optimization charges (d)	25,763	—	25,763
Total restructuring-related costs	$35,709	$26	$35,735

In addition, during the thirteen week period ended May 30, 2020, the Company incurred intangible asset impairment charges of $29,852 in connection with its rebranding initiatives as described in Note 10, Goodwill and Other Intangible Assets.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

For the thirteen week period ended June 1, 2019, the Company incurred total restructuring-related costs of $43,350, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$25,272	$1,804	$27,076
Non-executive retention costs associated with the March 2019 reorganization (b)	4,499	2,165	6,664
Professional and other fees relating to restructuring activities (c)	9,610	—	9,610
Total restructuring-related costs	$39,381	$3,969	$43,350

A summary of activity for the thirteen week period ended May 30, 2020 in the restructuring-related liabilities associated with the programs noted above, which is included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related		Professional and
	costs (a)	Retention costs (b)	other fees (c)	Total

Balance at February 29, 2020	$36,228	$6,432	$2,394	$45,054
Additions charged to expense	4,811	629	4,532	9,972
Cash payments	(13,055)	—	(5,046)	(18,101)
Balance at May 30, 2020	$27,984	$7,061	$1,880	$36,925
(a)	– Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with ongoing reorganization efforts.
(b)	– As part of its March 2019 reorganization, the Company incurred costs with the implementation of a retention plan for certain of its key associates.
(c)	– Professional and other fees include costs incurred in connection with the identification and implementation of initiatives associated with restructuring activities.
(d)	– Inventory reserve on product lines the Company is exiting and will no longer carry as part of its rebranding initiative.

The Company anticipates incurring approximately $60,000 during fiscal 2021 in connection with its continued restructuring activities.

3. Asset Sale to WBA

On September 18, 2017, the Company entered into the Amended and Restated Asset Purchase Agreement with Walgreens Boots Alliance, Inc. (“WBA”) and Walgreen Co., an Illinois corporation and 100% owned subsidiary of WBA (“Buyer”), which amended and restated in its entirety the previously disclosed Asset Purchase Agreement, dated as of June 28, 2017, by and among the Company, WBA and Buyer (the “Original Asset Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Buyer purchased from the Company 1,932 stores (the “Acquired Stores”), three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of $4,375,000, on a cash-free, debt-free basis (the “Asset Sale” or “Sale”). The Company completed the store transfer process in March of 2018, which resulted in the transfer of all 1,932 stores and related assets to WBA, and received cash proceeds of $4,156,686.

During fiscal 2019, the Company completed the sale of one of its distribution centers and related assets to WBA for proceeds of $61,251. The impact of the sale of the distribution center and related assets resulted in a pre-tax gain of $14,151, which has been included in the results of operations and cash flows of discontinued operations during the fifty-two week period ended March 2, 2019. During fiscal 2020, the Company completed the sale of the second distribution center and related assets to WBA for proceeds of $62,774. The impact of the sale of the distribution center and related assets resulted in a pre-tax gain of $19,268, which has been included in the results of operations and cash flows of discontinued operations during the fifty-two week period ended February 29, 2020. During the first quarter of fiscal 2021, the Company completed the sale of the final distribution center and related assets to WBA for proceeds of $94,289. The impact of the sale of the distribution center and related assets resulted in a pre-tax gain of $12,690, which has been included in the results of operations and cash flows of discontinued operations during the thirteen week period ended May 30, 2020. The transfer of the final distribution center and related assets constitutes the final closing under the Amended and Restated Asset Purchase Agreement.

The Company had agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the Transition Services Agreement (“TSA”), the Company provided various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA had been extended to October 17, 2020, unless earlier terminated. In connection with these services, the Company purchased the related inventory and incurred cash payments for the selling, general and administrative activities, which, the Company billed on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen week periods ended May 30, 2020 and June 1, 2019 were $31,005 and $1,192,791, respectively, of which $4,398 and $224,385 is included in Accounts receivable, net. The Company recorded WBA TSA fees of $1,080 and $14,225 during the thirteen week periods ended May 30, 2020 and June 1, 2019, respectively, which are reflected as a reduction to selling, general and administrative expenses. In conjunction with the transfer of the final distribution center during the quarter ended May 30, 2020, the Company has substantially completed its obligations under the TSA.

Based on its magnitude and because the Company exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company's operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05-Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposal Group to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended May 30, 2020 and February 29, 2020, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The carrying amount of the Assets to be Sold, which were included in the Retail Pharmacy segment, have been reclassified from their historical balance sheet presentation to current assets and liabilities held for sale as follows:

	May 30,	February 29,
	2020	2020
Inventories	$—	$13,719
Property and equipment	—	43,576
Operating lease right-of-use asset	—	34,983
Current assets held for sale	$—	$92,278
Current portion of operating lease liabilities	$—	$2,002
Long-term operating lease liabilities	—	35,061
Current liabilities held for sale	$—	$37,063

The operating results of the discontinued operations that are reflected on the consolidated statements of operations within net income (loss) from discontinued operations are as follows:

	May 30,	June 1,
	2020	2019
	(13 weeks)	(13 weeks)
Revenues	$174	$(88)
Costs and expenses:
Cost of revenues(a)	8	265
Selling, general and administrative expenses(a)	871	486
Gain on sale of assets, net	(14,149)	(522)
	(13,270)	229
Income (loss) from discontinued operations before income taxes	13,444	(317)
Income tax expense	4,283	3
Net income (loss) from discontinued operations, net of tax	$9,161	$(320)
(a)	Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.

The operating results reflected above do not fully represent the Disposal Group’s historical operating results, as the results reported within net income (loss) from discontinued operations only include expenses that are directly attributable to the Disposal Group.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	May 30,	June 1,
	2020	2019
Basic and diluted income (loss) per share:
Numerator:
Net loss from continuing operations	$(72,702)	$(99,339)
Net income (loss) from discontinued operations	9,161	(320)
Loss attributable to common stockholders— basic and diluted	$(63,541)	$(99,659)
Denominator:
Basic weighted average shares	53,462	52,976
Outstanding options and restricted shares, net	—	—
Diluted weighted average shares	53,462	52,976
Basic and diluted income (loss) per share:
Continuing operations	$(1.36)	$(1.88)
Discontinued operations	0.17	0.00
Net basic and diluted loss per share	$(1.19)	$(1.88)

Due to their antidilutive effect, 1,264 and 992 potential common shares related to stock options have been excluded from the computation of diluted income (loss) per share for the thirteen week periods ended May 30, 2020 and June 1, 2019, respectively. Also, excluded from the computation of diluted income (loss) per share for the thirteen week periods ended May 30, 2020 and June 1, 2019 are restricted shares of 1,198 and 813, respectively, which are included in shares outstanding.

5. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period
	Ended
	May 30,	June 1,
	2020	2019
Impairment charges	$2,203	$123
Lease termination charges	—	—
Facility exit charges	1,550	355
	$3,753	$478

Impairment Charges

These amounts include the write-down of long-lived assets at locations that were assessed for impairment because of management’s intention to relocate or close the location or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirteen week period ended May 30, 2020, long-lived assets from continuing operations with a carrying value of $2,203, were written down to their fair value of $0, resulting in an impairment charge of $2,203. Of the $2,203, $1,919 relates to a terminated software project and $284 relates to store assets. During the thirteen week period ended June 1, 2019, long-lived assets from continuing operations with a carrying value of $123, primarily store assets, were written down to their fair value of $0, resulting in an impairment charge of $123. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at May 30, 2020 and June 1, 2019:

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	May 30, 2020
Long-lived assets held for use	$—	$—	$—	$—	$(2,203)
Long-lived assets held for sale	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$(2,203)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	June 1, 2019
Long-lived assets held for use	$—	$—	$—	$—	$(123)
Long-lived assets held for sale	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$(123)

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

The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Thirteen Week Period
	Ended
	May 30,	June 1,
	2020	2019
Balance—beginning of period	$2,253	$124,046
Existing Topic 420 liabilities eliminated by recording a reduction to the ROU asset	—	(112,288)
Cash payments, net of sublease income	(83)	(2,425)
Balance—end of period	$2,170	$9,333

6. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 5, Lease Termination and Impairment Charges, for the recognition and disclosure of fair value measurements.

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of May 30, 2020 and February 29, 2020, the Company has $7,014 and $7,022, respectively, of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets. The Company believes the carrying value of these investments approximates their fair value.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,321,972 and $3,206,395, respectively, as of May 30, 2020. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $3,077,268 and $3,021,385, respectively, as of February 29, 2020.

7. Income Taxes

The Company recorded an income tax benefit from continuing operations of $8,018 and an income tax expense from continuing operations of $7,374 for the thirteen week periods ended May 30, 2020 and June 1, 2019, respectively. The effective tax rate for the thirteen week periods ended May 30, 2020 and June 1, 2019 was 9.9% and (8.0)%, respectively. The effective tax rate for the thirteen week periods ended May 30, 2020 and June 1, 2019 was net of an adjustment of (10.6)% and (34.5)%, respectively, to adjust the valuation allowance against deferred tax assets.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $1,681,399 and $1,673,119, which relates to federal and state deferred tax assets that may not be realized based on the Company's future projections of taxable income at May 30, 2020 and February 29, 2020, respectively.

8. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $9,675 as of March 31, 2020. EIC was in excess of the minimum required amounts in these states as of May 30, 2020.

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

Pursuant to the terms and conditions set forth in the Receivable Purchase Agreement, the Company sold $501,422 of its calendar 2019 CMS receivable for $484,547, of which $449,949 was received on February 19, 2020. The remaining $34,598, which is included in accounts receivable, net as of May 30, 2020, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $16,875, which is included as a component of loss on sale of assets, net in the fourth quarter of fiscal 2020.

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

As of May 30, 2020, accounts receivable, net included $268,312 due from CMS. As of February 29, 2020, accrued salaries, wages and other current liabilities included $14,083 of amounts due to CMS.

9. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables of $593,774 and $530,451 included in Accounts receivable, net, as of May 30, 2020 and February 29, 2020, respectively.

10. Goodwill and Other Intangible Assets

There was no goodwill impairment charge for the thirteen week period ended May 30, 2020. At May 30, 2020 and February 29, 2020, accumulated impairment losses for the Pharmacy Services segment was $574,712.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of May 30, 2020 and February 29, 2020.

	May 30,2020					February 29, 2020
				Remaining					Remaining
				Weighted					Weighted
	Gross			Average		Gross			Average
	Carrying	Accumulated		Amortization		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period		Amount	Amortization	Net	Period
Non-compete agreements and other(a)	$189,073	$(165,712)	$23,361	3	years	$186,183	$(163,575)	$22,608	3	years
Prescription files	957,073	(875,955)	81,118	3	years	950,887	(867,430)	83,457	3	years
Customer relationships(a)	388,000	(239,848)	148,152	11	years	388,000	(231,015)	156,985	12	years
CMS license	57,500	(11,346)	46,154	20	years	57,500	(10,772)	46,728	21	years
Claims adjudication and other developed software	58,985	(41,566)	17,419	2	years	58,985	(39,459)	19,526	3	years
Trademarks	—	—	—	0	years	20,100	(9,413)	10,687	6	years
Backlog	11,500	(11,500)	—	0	years	11,500	(11,500)	—	0	years
Total finite	$1,662,131	$(1,345,927)	316,204			$1,673,155	$(1,333,164)	$339,991
Trademarks	—	—	—	Indefinite		19,500	—	19,500	Indefinite
Total	$1,662,131	$(1,345,927)	$316,204			$1,692,655	$(1,333,164)	$359,491
(a)	Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

In connection with the RxEvolution initiatives previously announced on March 16, 2020, the Company is in process of rebranding its EnvisionRxOptions and MedTrak subsidiaries to its new brand name, Elixir. These trademarks qualify as Level 3 within the fair value hierarchy. Upon the implementation of the rebranding initiatives during the first quarter of fiscal 2021, the Company has determined that the carrying value exceeded the fair value and consequently the Company incurred an impairment charge of $29,852 for these trademarks, which is included within intangible asset impairment charges within the condensed consolidated statement of operations.

Amortization expense for these intangible assets and liabilities was $24,420 and $27,660 for the thirteen week periods ended May 30, 2020 and June 1, 2019, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2021—$84,368; 2022—$63,491; 2023—$48,303; 2024—$34,663 and 2025—$23,402.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

11. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at May 30, 2020 and February 29, 2020:

	May 30,	February 29,
	2020	2020
Secured Debt:
Senior secured revolving credit facility due December 2023 ($892,000 and $650,000 face value less unamortized debt issuance costs of $17,901 and $19,167)	$874,099	$630,833
FILO term loan due December 2023 ($450,000 face value less unamortized debt issuance costs of $2,842 and $3,046)	447,158	446,954
	1,321,257	1,077,787
Second Lien Secured Debt:
7.5% senior notes due July 2025 ($600,000 face value less unamortized debt issuance costs of $10,414 and $10,927)	589,586	589,073
	589,586	589,073
Guaranteed Unsecured Debt:
6.125% senior notes due April 2023 ($1,153,490 face value less unamortized debt issuance costs of $7,745 and $8,430)	1,145,745	1,145,060
	1,145,745	1,145,060
Unguaranteed Unsecured Debt:
7.70% notes due February 2027 ($237,386 face value less unamortized debt issuance costs of $876 and $908)	236,510	236,478
6.875% fixed-rate senior notes due December 2028 ($29,001 face value less unamortized debt issuance costs of $127 and $131)	28,874	28,870
	265,384	265,348
Lease financing obligations	26,656	28,166
Total debt	3,348,628	3,105,434
Current maturities of long-term debt and lease financing obligations	(8,066)	(8,840)
Long-term debt and lease financing obligations, less current maturities	$3,340,562	$3,096,594

Credit Facility

On December 20, 2018, the Company entered into a senior secured credit agreement (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Credit Agreement”), consisting of a $2,700,000 senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a $450,000 “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan,” and together with the Senior Secured Revolving Credit Facility, collectively, the “Existing Facilities”). The Company used proceeds from the Existing Facilities to refinance its prior $2,700,000 existing credit agreement (the “Old Facility”). The Existing Facilities extend the Company’s debt maturity profile and provide additional liquidity. Borrowings under the Senior Secured Revolving Credit Facility bear interest at a rate per annum between LIBOR plus 1.25% and LIBOR plus 1.75% based upon the Average ABL Availability (as defined in the Credit Agreement). Borrowings under the Senior Secured Term Loan bear interest at a rate per annum of LIBOR plus 3.00%. The Company is required to pay fees between 0.250% and 0.375%

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

per annum on the daily unused amount of the commitments under the Senior Secured Revolving Credit Facility, depending on Average ABL Availability. The Existing Facilities mature on December 20, 2023, subject to an earlier maturity on December 31, 2022 if the Company has not repaid or refinanced its existing 6.125% Senior Notes due 2023 (the “6.125% Notes”) prior to such date. The Company continues to take efforts to refinance its existing 6.125% Notes and intends to refinance or repay such notes prior to the early maturity becoming effective, although the Company cannot assure what impact the recent disruption in the financial markets will have on any such efforts.

The Company’s borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At May 30, 2020, the Company had $1,342,000 of borrowings outstanding under the Existing Facilities and had letters of credit outstanding against the Senior Secured Revolving Credit Facility of $102,939 which resulted in additional borrowing capacity under the Senior Secured Revolving Credit Facility of $1,705,061. If at any time the total credit exposure outstanding under the Existing Facilities and the principal amount of our other senior obligations exceed the borrowing base, the Company will be required to make certain other mandatory prepayments to eliminate such shortfall.

The Credit Agreement restricts the Company and all of its subsidiaries that guarantee its obligations under the Existing Facilities, the secured guaranteed notes and unsecured guaranteed notes (collectively, the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200,000 at any time when revolving loans are outstanding (not including cash located in store and lockbox deposit accounts and cash necessary to cover current liabilities). The Credit Agreement also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (i) an event of default exists under the Existing Facilities or (ii) the sum of the Company’s borrowing capacity under the Senior Secured Revolving Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $275.0 million for three consecutive business days or less than or equal to $200.0 million on any day (a “cash sweep period”), the funds in the Company’s deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Existing Facilities, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of the Existing Facilities.

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

The Credit Agreement allows the Company to have outstanding, at any time, up to an aggregate principal amount of $1,500,000 in secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Existing Facilities and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest maturity date of any Term Loan or Other Revolving Commitment (each as defined in the Credit Agreement) (excluding bridge facilities allowing extensions on

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

customary terms to at least the date that is 90 days after such date). Subject to the limitations described in clauses (i) and (ii) of the immediately preceding sentence, the Credit Agreement additionally allows the Company to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Credit Agreement) is not in effect; provided, however, that certain of the Company’s other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Credit Agreement also contains certain restrictions on the amount of secured first priority debt the Company is able to incur. The Credit Agreement also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Existing Facilities are not in default and the Company maintains availability under its revolver of more than $365,000.

The Credit Agreement has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200,000 or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of May 30, 2020, the Company’s fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the Credit Agreement’s financial covenant. The Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Fiscal 2019 and 2020 Transactions

On March 13, 2018, the Company issued a notice of redemption for all of the 9.25% Senior Notes due 2020 (the “9.25% Notes”) that were outstanding on April 12, 2018, pursuant to the terms of the indenture of the 9.25% Notes. On April 12, 2018, the Company redeemed 100% of the outstanding 9.25% Notes. In connection therewith, the Company recorded a loss on debt retirement of $3,422 which included unamortized debt issuance costs, partially offset by unamortized discount. The debt repayment and related loss on debt retirement is included in the results of operations and cash flows of discontinued operations.

On April 19, 2018, the Company announced that it had commenced an offer to purchase up to $700,000 of its outstanding 6.75% Senior Notes due 2021 (the “6.75% Notes”) and its 6.125% Notes pursuant to the asset sale provisions of such indentures. On May 21, 2018, the Company accepted for payment, pursuant to its offer to purchase, $1,360 aggregate principal amount of the 6.75% Notes and $4,759 aggregate principal amount of the 6.125% Notes. The debt repayment and related loss on debt retirement of $8 for the 6.75% Notes is included in the results of operations and cash flows of discontinued operations. The debt repayment and related loss on debt retirement of $56 for the 6.125% Notes is included in the results of operations and cash flows of continuing operations.

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

On October 11, 2019, the Company completed a privately negotiated purchase from a noteholder and its affiliated funds of $84,097 aggregate principal amount of the 7.70% Notes due 2027 (the “7.70% Notes”) and 6.875% fixed-rate Senior Notes due 2028 (the “6.875% Notes”) for $51,300. In connection therewith, the Company recorded a gain on debt retirement of $32,416, which included unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows of continuing operations.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

On January 6, 2020, the Company commenced an offer to exchange up to $600,000 aggregate principal amount of the outstanding 6.125% Notes for newly issued 7.500% Senior Secured Notes due 2025 (the “7.500% Notes”). On February 5, 2020, the Company announced that the exchange offer was oversubscribed and accepted for payment $600,000 aggregate principal amount of the 6.125% Notes in exchange for newly issued 7.500% Notes. The Company accounted for the exchange as a debt modification and accordingly did not record a loss on debt retirement.

The 7.500% Notes mature on July 1, 2025, and are guaranteed on a senior secured basis by the same Subsidiary Guarantors that guarantee the Existing Facilities and the 6.125% Notes. The 7.500% Notes and the obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and other collateral to the extent it does not constitute ABL priority collateral (as defined below), and (ii) a second-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivables, payment intangibles, inventory, prescription files (including eligible script lists) and, intellectual property (prior to the repayment of the Senior Secured Term Loan (collectively, the “ABL priority collateral”), which, in each case, also secure the Existing Facilities.

On June 25, 2020, the Company commenced an offer to exchange (the “June 25, 2020 Exchange Offer”) up to $750,000 aggregate principal amount of the outstanding 6.125% Notes for a combination of $600,000 newly issued 8.0% Senior Secured Notes due 2026 (the “8.0% Notes”) and $145,500 cash. The Company anticipates that the exchange will be considered a debt modification and accordingly, anticipates a minimal loss on the exchange during the second quarter of fiscal 2021. The 8.0% Notes will be secured on an equal and ratable basis by the same assets that secure the 7.500% Notes. The 8.0% Notes will be guaranteed on a senior secured basis by the same subsidiaries that guarantee the 7.500% Notes. In conjunction with the June 25, 2020 Exchange Offer, the Company also commenced a solicitation of consents from the holders of outstanding 6.125% Notes to certain proposed amendments to the indenture governing the 6.125% Notes, which would modify certain limitations in the debt covenant to allow for the creation of the 8.0% Notes.

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2021 and thereafter are as follows: 2021—$0; 2022—$0; 2023—$0; 2024—$2,495,490; 2025—$0 and $866,387 thereafter (without giving effect to the June 25, 2020 Exchange Offer). These aggregate annual principal payments of long-term debt assume that the Company has repaid or refinanced its existing 6.125% Notes prior to December 31, 2022.

12. Leases

The Company leases most of its retail stores and certain distribution facilities under noncancelable operating and finance leases, most of which have initial lease terms ranging from 5 to 22 years. The Company also leases certain of its equipment and other assets under noncancelable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table is a summary of the Company’s components of net lease cost for the thirteen week periods ended May 30, 2020 and June 1, 2019:

	Thirteen Week Period Ended
	May 30, 2020	June 1, 2019
Operating lease cost	$161,866	$164,983
Financing lease cost:
Amortization of right-of-use asset	1,131	1,536
Interest on long-term finance lease liabilities	689	905
Total finance lease costs	$1,820	$2,441
Short-term lease costs	153	1
Variable lease costs	42,448	40,545
Less: sublease income	(4,132)	(5,751)
Net lease cost	$202,155	$202,219

Supplemental cash flow information related to leases for the thirteen week periods ended May 30, 2020 and June 1, 2019:

	Thirteen Week Period Ended
	May 30, 2020	June 1, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$170,370	$176,237
Operating cash flows paid for interest portion of finance leases	689	905
Financing cash flows paid for principal portion of finance leases	1,243	3,490
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	107,913	77,384
Finance leases	—	—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Supplemental balance sheet information related to leases as of May 30, 2020 and February 29, 2020 (in thousands, except lease term and discount rate):

	May 30,	February 29,
	2020	2020
Operating leases:
Operating lease right-of-use asset	$2,894,333	$2,903,256

Short-term operating lease liabilities	$490,202	$490,161
Long-term operating lease liabilities	2,694,929	2,710,347
Total operating lease liabilities	$3,185,131	$3,200,508

Finance leases:
Property, plant and equipment, net	$18,533	$19,904

Current maturities of long-term debt and lease financing obligations	$8,066	$8,840
Lease financing obligations, less current maturities	18,590	19,326
Total finance lease liabilities	$26,656	$28,166
Weighted average remaining lease term
Operating leases	7.7	7.8
Finance leases	9.0	8.9

Weighted average discount rate
Operating leases	6.1%	6.1%
Finance leases	10.4%	10.2%

The following table summarizes the maturity of lease liabilities under finance and operating leases as of May 30, 2020:

	May 30, 2020
	Finance	Operating
Fiscal year	Leases	Leases (1)	Total
2021 (remaining thirty-nine weeks)	$10,225	$500,821	$511,046
2022	4,078	625,642	629,720
2023	3,876	573,793	577,669
2024	3,597	512,399	515,996
2025	3,280	414,314	417,594
Thereafter	15,914	1,382,115	1,398,029
Total lease payments	40,970	4,009,084	4,050,054
Less: imputed interest	(14,314)	(823,953)	(838,267)
Total lease liabilities	$26,656	$3,185,131	$3,211,787
(1)	– Future operating lease payments have not been reduced by minimum sublease rentals of $44 million due in the future under noncancelable leases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

During the thirteen week periods ended May 30, 2020 and June 1, 2019, the Company did not enter into any sale-leaseback transactions whereby the Company sold owned operating stores to independent third parties and concurrent with the sale, entered into an agreement to lease the store back from the purchasers.

13. Retirement Plans

Net periodic pension expense for the thirteen week periods ended May 30, 2020 and June 1, 2019, for the Company’s defined benefit plan includes the following components:

	Defined Benefit
	Pension Plan
	Thirteen Week Period Ended
	May 30,	June 1,
	2020	2019
Service cost	$144	$143
Interest cost	1,199	1,556
Expected return on plan assets	(1,177)	(1,214)
Amortization of unrecognized net loss	911	415
Net periodic pension expense	$1,077	$900

During the thirteen week period ended May 30, 2020 the Company contributed $0 to the Defined Benefit Pension Plan. During the remainder of fiscal 2021, the Company expects to contribute $6,330 to the Defined Benefit Pension Plan.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

reporting that analyzes enterprise results on certain key performance indicators, namely, revenues, gross profit, and Adjusted EBITDA.

The following is balance sheet information for the Company’s reportable segments:

	Retail	Pharmacy
	Pharmacy	Services	Eliminations(1)	Consolidated
May 30, 2020:
Total Assets	$6,815,598	$2,721,741	$(16,465)	$9,520,874
Goodwill	43,492	1,064,644	—	1,108,136
February 29, 2020:
Total Assets	$6,757,196	$2,709,737	$(14,564)	$9,452,369
Goodwill	43,492	1,064,644	—	1,108,136
(1)	As of May 30, 2020 and February 29, 2020, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $0 against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $16,465 and $14,564, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the thirteen week periods ended May 30, 2020 and June 1, 2019:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
May 30, 2020:
Revenues	$4,123,271	$1,977,246	$(73,141)	$6,027,376
Gross Profit	1,081,536	116,783	—	1,198,319
Adjusted EBITDA(2)	62,982	44,410	—	107,392
Additions to property and equipment and intangible assets	36,607	2,567	—	39,174
June 1, 2019:
Revenues	$3,864,808	$1,566,292	$(58,511)	$5,372,589
Gross Profit	1,030,495	96,228	—	1,126,723
Adjusted EBITDA(2)	84,008	26,339	—	110,347
Additions to property and equipment and intangible assets	44,244	4,947	—	49,191
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

(2)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” in MD&A for additional details.

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the thirteen week periods ended May 30, 2020 and June 1, 2019:

	May 30,	June 1,
	2020	2019
	(13 weeks)	(13 weeks)
Net loss from continuing operations	$(72,702)	$(99,339)
Interest expense	50,547	58,270
Income tax (benefit) expense	(8,018)	7,374
Depreciation and amortization	79,103	83,926
LIFO (credit) charge	(12,066)	7,489
Lease termination and impairment charges	3,753	478
Intangible asset impairment charges	29,852	—
Merger and Acquisition-related costs	—	3,085
Stock-based compensation expense	1,874	5,380
Restructuring-related costs	35,735	43,350
Inventory write-downs related to store closings	834	841
Gain on sale of assets, net	(2,260)	(2,712)
Other	740	2,205
Adjusted EBITDA from continuing operations	$107,392	$110,347

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

In January 2017, qui tam plaintiff Azam Rahimi (“Relator”) filed a sealed False Claims Act (“FCA”) lawsuit in the United States District Court for the Eastern District of Michigan. The United States Attorney’s Office for the Eastern District of Michigan, 18 states, and the District of Columbia declined to intervene. The unsealed lawsuit alleges that the Company failed to report Rite Aid’s Rx Savings Program prices as its usual and customary charges under the Medicare Part D program, federal and state Medicaid programs, and other publicly funded health care programs, and that the Company is thus liable under the federal FCA and similar state statutes. On December 12, 2019, the court granted the Company’s motion to dismiss and judgment on the pleadings based upon the FCA’s public disclosure bar. The Relator filed a motion for reconsideration which was denied. The Relator has appealed from the order granting the Company’s motion to dismiss and for judgment on the pleadings, and also from the order denying his motion for reconsideration. At this stage of the proceedings, the Company is not able to either predict the outcome of this lawsuit or estimate a potential range of loss with respect to the lawsuit and is defending itself against these claims.

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

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company is involved in a putative consumer class action lawsuit in the United States District Court for the Southern District of California captioned Byron Stafford v. Rite Aid Corp. A separate lawsuit, Robert Josten v. Rite Aid Corp., was consolidated with this lawsuit in November, 2019. The lawsuit contains allegations that (i) the Company was obligated to charge the plaintiffs’ insurance companies a “usual and customary” price for their prescription drugs; and (ii) the Company failed to do so because the prices it reported were not equal to or adjusted to account for the prices that Rite Aid offers to uninsured and underinsured customers through its Rx Savings Program. At this stage of the proceedings, the Company is not able to either predict the outcome or estimate a potential range of loss and is defending itself against these claims.

On February 6, 2019, Humana, Inc, filed an arbitration claim alleging that the Company improperly submitted various usual and customary overcharges by failing to report its Rx Savings Program pricing to Humana. At this stage of the proceedings, the Company is not able to either predict the outcome of this arbitration proceeding or estimate a potential range of loss, and is defending itself against these claims.

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

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

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

Miscellaneous Litigation and Investigations.

The U.S. Securities and Exchange Commission (“SEC”) is investigating trading in the Company’s securities that occurred in or around January 2017, and has subpoenaed information from the Company in connection with that investigation. The Company is cooperating with the SEC in this matter. In addition to the above described matters, the Company is subject from time to time to various claims and lawsuits and governmental investigations arising in the ordinary course of business. While the Company’s management cannot predict the outcome of any of the claims, the Company’s management does not believe that the outcome of any of these matters will be material to the Company’s consolidated financial position. It is possible, however, that the Company’s results of operations or cash flows could be materially affected by an unfavorable resolution of pending litigation or contingencies.

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

16. Supplementary Cash Flow Data

	Thirteen Week Period Ended
	May 30, 2020	June 1, 2019
Cash paid for interest(a)	$12,843	$19,462
Cash payments for income taxes, net(a)	$2,100	$830
Equipment financed under capital leases	$335	$1,253
Gross borrowings from revolver(a)	$2,139,000	$499,000
Gross repayments to revolver(a)	$1,897,000	$374,000
(a)	— Amounts are presented on a total company basis.

Significant components of cash provided by Other Liabilities of $13,263 for the thirteen week period ended May 30, 2020 include cash provided from the employer payroll tax payment deferral under the CARES act of $26,308, partially offset by lower compensation and benefit related accruals.

17. Subsequent Events

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and the markets in which it operates, including how the pandemic will impact its customers, associates, suppliers, vendors, business partners and supply chain. Due to the significant amount of uncertainties that continue to exist relative to the pandemic, the Company is unable to predict the impact that COVID-19 will have on its financial position and results of operations, but such impact could be material.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 30, 2020 and June 1, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

As of June 25, 2020, the Company had liquidity of $1.7 billion, which consisted of availability to borrow under its Senior Secured Revolving Credit Facility of $1.5 billion and cash on hand of $180.0 million. The Company will continue to assess the impact of COVID-19 on the Company’s financial position. However, the extent to which the COVID-19 outbreak will impact the Company’s operations or financial results is uncertain, but such impact could be material.

During late May 2020 and early June 2020, a period of civil unrest took place in certain markets in which the Company operates and some of the Company’s stores were damaged. As of July 2, 2020, the Company was still assessing damages and losses and some of such damaged stores remain closed. The Company maintains insurance coverage for inventory and property damage and also maintains business interruption insurance coverage. The Company does not believe that the damages and losses, net of insurance claim settlement proceeds, will have a material impact on the Company's financial position or results of operations in future periods.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Overview

We are a healthcare company with a retail footprint, providing our customers and communities with a high level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our Pharmacy Services segment. We accomplish our goal of delivering comprehensive care to our customers through our retail drugstores, RediClinic walk-in retail health clinics and our transparent and traditional PBMs, EnvisionRxOptions and MedTrak, soon to be rebranded Elixir. We also offer fully integrated mail-order and specialty pharmacy services through EnvisionPharmacies. Additionally through EIC, EnvisionRxOptions also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide value and choice to customers, patients and payors and allows us to compete in today's evolving healthcare marketplace.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our over 2,400 retail pharmacy locations across 18 states. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmaceutical Purchasing and Delivery Agreement with McKesson, and the majority of our front-end products through our network of distribution centers.

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

Restructuring

Beginning in Fiscal 2019, we initiated a series of restructuring plans designed to reorganize our executive management team, reduce managerial layers, and consolidate roles. In March 2020, we announced the details of our RxEvolution strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in our front-end offering to free up working capital and update our merchandise assortment, assessing our pricing and promotional strategy, rebranding our retail pharmacy and EnvisionRxOptions business, launching our Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services segment both within the segment and across Rite Aid.

As a result of the restructuring that we announced in March 2019, we achieved annual cost savings of approximately $55.0 million. These savings offset the reduction in TSA fees that we experienced in fiscal 2020. We have implemented further restructuring activities in support of our RxEvolution and other initiatives, which resulted in additional restructuring charges due to further reductions in corporate staffing levels, charges associated with rationalizing SKU’s in our front-end offering and other operational changes. These restructuring activities are expected to provide future growth and expense efficiency benefits. We anticipate our total fiscal 2021 restructuring-related costs to be approximately $60.0 million and expect to realize annualized cost savings of approximately $55.0 million over the next two years, although a prolonged impact of COVID-19 could impact the amount and timing of the benefit recognized. There can be no assurance that we will not incur additional restructuring charges or that we achieve the cost savings in the amounts or time anticipated.

Asset Sale to WBA

On September 18, 2017, we entered into the Amended and Restated Asset Purchase Agreement with WBA and Buyer, which amended and restated in its entirety the previously disclosed Original Asset Purchase Agreement. Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer purchased from Rite Aid 1,932 Acquired Stores, three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of approximately $4.375 billion, on a cash-free, debt-free basis, in the Sale. We completed the store transfer process in March of 2018, which resulted in the transfer of all 1,932 stores and related assets to WBA, and received cash proceeds of $4.157 billion.

During fiscal 2019, we completed the sale of one of our distribution centers and related assets to WBA for proceeds of $61.2 million. The impact of the sale of the distribution center and related assets resulted in a pre-tax gain of $14.2 million, which has been included in the results of operations and cash flows of discontinued operations during the fifty-two week period ended March 2, 2019. During fiscal 2020, we completed the sale of the second distribution center and related assets to WBA for proceeds of $62.8 million. The impact of the sale of the distribution center and related assets resulted in a pre-tax gain of $19.3 million, which has been included in the results of operations and cash flows of discontinued operations during the fifty-two week period ended February 29, 2020. During the first quarter of fiscal 2021, we completed the sale of the final distribution center and related assets to WBA for proceeds of $94.3 million. The impact of the sale of the distribution center and related assets resulted in a pre-tax gain of $12.7 million, which has been included in the results of operations and cash flows of discontinued operations during the thirteen week period ended May 30, 2020. The transfer of the final distribution center and related assets constitutes the final closing under the Amended and Restated Asset Purchase Agreement.

We had agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the TSA, we provided various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA had been extended to October 17, 2020, unless earlier terminated. In connection with these services, we purchased the related inventory and incurred cash payments for the selling, general and administrative activities, which, we billed on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen week periods ended May 30, 2020 and June 1, 2019 were $31.0 million and $1.2 billion, respectively, of which $4.4 million and $224.4 million is included in Accounts receivable, net. We recorded WBA TSA fees of $1.1 million and $14.2 million during the thirteen week periods ended May 30, 2020 and June 1, 2019, respectively, which are reflected as a reduction to selling, general and administrative expenses. In conjunction with the transfer of the final distribution center during the quarter ended May 30, 2020, we have substantially completed our obligations under the TSA.

Based on its magnitude and because we exited certain markets, the Sale represented a significant strategic shift that has a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale as required by GAAP.

Impact of COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and the markets in which we operate, including how it will impact our customers, associates, suppliers, vendors, business partners and supply chain.

Rite Aid is on the front lines of providing communities with essential care, services and products and took the following actions during the COVID-19 pandemic to serve its customers and communities:

●	Worked with the U.S. Department of Health and Human Services to be early adopters of COVID-19 testing, launching 97 sites with the capacity to conduct more than 48,000 tests each week.

●	Provided additional support specific to associate pay and safety, including our Hero Pay program that ran from March 15 to May 16, 2020, a $1,000 Hero Bonus for retail store management, Pandemic Pay, Administrative Leave, and various in-store safety procedures.
●	Through The Rite Aid Foundation, committed $6 million to support healthcare providers and first responders, regional hot spots, community needs and The Rite Aid Foundation Associate Relief Fund.
●	Hired approximately 6,000 full and part-time associates to support store and distribution center teams.
●	Instituted “Pandemic Pay” policy that ensures associates are compensated if diagnosed with the virus or quarantined because of exposure.
●	Implemented specific internal protocols to keep associates safe and ready to serve customers, including the installation of Plexiglas shields at pharmacy and front-end counters to provide additional protection.
●	Ensured contact-less capabilities at our stores for prescription pickup and payment.
●	Expanded home delivery of front-end items through a new partnership with Instacart.
●	Launched a new telehealth service Rite Aid Virtual Care to better serve patient needs.
●	Established social distancing procedures that include marking floor areas in front of the pharmacy and front-end counters with tape to ensure 6-foot separation.
●	Waived delivery-service fees for eligible prescriptions.
●	Followed enhanced cleaning and sanitization protocols designed specifically to prevent the spread of a wide spectrum of viruses, including COVID-19 and influenza.

The COVID-19 pandemic had a significant impact on our first quarter results. Increased demand for certain front-end products drove a 14.2% increase in front-end comparable store sales. Reduced demand for acute prescriptions due to the doctor’s office closures and the deferral of elective procedures caused a 14.8% reduction in acute prescriptions. Investments in Hero Pay and Hero Bonus programs and additional costs to clean and sanitize stores drove a significant in increase in SG&A expenses. In total, COVID-19 had a net negative impact of $30 million in Adjusted EBITDA in the first quarter.

During the first three weeks of June, we saw continued increases in comparable front-end sales of 7.2% excluding cigarettes and tobacco products over the same prior year period, due to demand for personal care, paper products and OTC medications. We believe our continued strong front-end performance is due to good in-stock positioning through vendor partnerships and store-level execution, success with keeping stores open for longer hours compared to competitors and maintaining a safe and clean store experience for associates and customers. Same store prescription counts during the first three weeks of June increased 80 basis points over the same prior year period due to a lessening impact of acute prescription declines, which decreased by 11.7%.

In addition, we continue to closely manage and reduce costs. We have recently eliminated approximately 250 corporate office positions across both our Retail Pharmacy and Pharmacy Services segments. We have also taken steps to reduce other expenses, such as shrink, advertising, rent, travel and call center expenses. In total, we expect these reductions to result in savings of over $40.0 million in Fiscal 2021 that were not included in our original guidance and over $55.0 million on a run rate basis, although we cannot assure that we will achieve such savings in the amounts or time anticipated. The company expects to incur severance costs of $7.0 million related to the elimination of corporate positions, which will be classified as a restructuring expense.

As of June 25, 2020, we had liquidity of approximately $1.7 billion, which consists of availability to borrow under our secured revolving credit facility of approximately $1.5 billion and cash on hand of approximately $180.0 million.

Overview of Financial Results from Continuing Operations

Our net loss from continuing operations for the thirteen week period ended May 30, 2020 was $72.7 million or $1.36 per basic and diluted share compared to a net loss of $99.3 million or $1.88 per basic and diluted share for the thirteen week period ended June 1, 2019. The improvement in net loss was due primarily to a LIFO credit in the current year compared to a LIFO charge in the prior year, an income tax benefit in the current year compared to income tax expense in the prior year, and lower restructuring-related costs, partially offset by intangible asset impairment charges relating to the rebranding of the Pharmacy Services Segment to its new brand name, Elixir.

Our Adjusted EBITDA from continuing operations for the thirteen week period ended May 30, 2020 was $107.4 million or 1.8% of revenues compared to $110.3 million or 2.1% of revenues for the thirteen week period ended June 1, 2019. The decrease in Adjusted EBITDA for the thirteen week period ended May 30, 2020 was due to a decrease in the Retail Pharmacy segment, partially offset by an increase in the Pharmacy Services segment. Adjusted EBITDA decreased $21.0 million in the Retail Pharmacy segment due primarily to the impact of the COVID-19 pandemic in the current year and the benefit from TSA fee income in the prior year. Although our Retail Pharmacy segment benefited from increased front-end sales, the reduction in acute prescription count and incremental expenses for payroll and other operating costs resulted in a combined net negative impact from COVID-19 of approximately $30.0 million in the quarter. Adjusted EBITDA increased by $18.1 million in the Pharmacy Services segment due primarily to increased revenues and improvements in pharmacy network management. Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations-Continuing Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 30,	June 1,
	2020	2019

	(dollars in thousands except per share amounts)
Revenues(a)	$6,027,376	$5,372,589
Revenue growth (decline)	12.2%	(0.3)%
Net loss	$(72,702)	$(99,339)
Net loss per diluted share	$(1.36)	$(1.88)
Adjusted EBITDA(b)	$107,392	$110,347
Adjusted Net Loss (b)	$(2,011)	$(7,519)
Adjusted Net Loss per Diluted Share(b)	$(0.04)	$(0.14)
(a)	Revenues for the thirteen week periods ended May 30, 2020 and June 1, 2019 exclude $73,141 and $58,511, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 12.2% for the thirteen weeks ended May 30, 2020, compared to a decrease of 0.3% for the thirteen weeks ended June 1, 2019. Revenues for the thirteen week period ended May 30, 2020 were positively impacted by a $258.5 million increase in Retail Pharmacy segment revenues and a $411.0 million increase in Pharmacy Services segment revenues. Same store sales trends for the thirteen week periods ended May 30, 2020 and June 1, 2019 are described in the “Segment Analysis” section below.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended
	May 30,	June 1,
	2020	2019

	(dollars in thousands)
Cost of revenues(a)	$4,829,057	$4,245,866
Gross profit	1,198,319	1,126,723
Gross margin	19.9%	21.0%
Selling, general and administrative expenses	$1,197,147	$1,162,652
Selling, general and administrative expenses as a percentage of revenues	19.9%	21.6%
Lease termination and impairment charges	3,753	478
Intangible asset impairment charges	29,852	—
Interest expense	50,547	58,270
Gain on sale of assets, net	(2,260)	(2,712)
(a)	Cost of revenues for the thirteen week periods ended May 30, 2020 and June 1, 2019 exclude $73,141 and $58,511, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit increased by $71.6 million for the thirteen week period ended May 30, 2020 compared to the thirteen week period ended June 1, 2019. Gross profit for the thirteen week period ended May 30, 2020 includes an increase of $51.0 million in our Retail Pharmacy segment and an increase of $20.6 million in our Pharmacy Services segment. Gross margin was 19.9% for the thirteen week period ended May 30, 2020 compared to 21.0% for the thirteen week period ended June 1, 2019. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A increased by $34.5 million for the thirteen week period ended May 30, 2020 compared to the thirteen week period ended June 1, 2019. The increase in SG&A for the thirteen week period ended May 30, 2020 includes an increase of $37.7 million relating to our Retail Pharmacy segment, partially offset by a decrease of $3.2 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week
	Period Ended
	May 30,	June 1,
	2020	2019
Impairment charges	$2,203	$123
Lease termination charges	—	—
Facility exit charges	1,550	355
	$3,753	$478

During the thirteen week period ended May 30, 2020, we terminated a software project which resulted in an impairment charge of $1.9 million due to the write-off of the related assets.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Lease Termination and Impairment Charges” included in our Fiscal 2020 10-K for a detailed description of our impairment and lease termination methodology for fiscal 2020.

Interest Expense

Interest expense was $50.5 million for the thirteen week period ended May 30, 2020 compared to $58.3 million for the thirteen week period ended June 1, 2019. The weighted average interest rate on our indebtedness for the thirteen week periods ended May 30, 2020 and June 1, 2019 was 4.9% and 5.6%, respectively.

Income Taxes

We recorded an income tax benefit from continuing operations of $8.0 million and an income tax expense from continuing operations of $7.4 million for the thirteen week periods ended May 30, 2020 and June 1, 2019, respectively. The effective tax rate for the thirteen week periods ended May 30, 2020 and June 1, 2019 was 9.9% and (8.0)%, respectively. The effective tax rate for the thirteen week periods ended May 30, 2020 and June 1, 2019 was net of an adjustment of (10.6)% and (34.5)%, respectively, to adjust the valuation allowance against deferred tax assets.

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

We believe that it is reasonably possible that a decrease of up to $13.2 million in unrecognized tax benefits related to state exposures may be necessary in the next twelve months however management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $1,681.4 million and $1,673.1 million, which relates to federal and state deferred tax assets that may not be realized based on our future projections of taxable income at May 30, 2020 and February 29, 2020, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
May 30, 2020:
Revenues	$4,123,271	$1,977,246	$(73,141)	$6,027,376
Gross Profit	1,081,536	116,783	—	1,198,319
Adjusted EBITDA(*)	62,982	44,410	—	107,392
June 1, 2019:
Revenues	$3,864,808	$1,566,292	$(58,511)	$5,372,589
Gross Profit	1,030,495	96,228	—	1,126,723
Adjusted EBITDA(*)	84,008	26,339	—	110,347
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 30,	June 1,
	2020	2019

	(dollars in thousands)
Revenues	$4,123,271	$3,864,808
Revenue growth (decline)	6.7%	(0.8)%
Same store sales growth	6.6%	1.4%
Pharmacy sales growth	2.4%	0.4%
Same store prescription count growth, adjusted to 30-day equivalents	0.4%	3.7%
Same store pharmacy sales growth	2.2%	2.3%
Pharmacy sales as a % of total retail sales	64.2%	67.1%
Front-end sales growth (decline)	15.8%	(2.4)%
Same store front-end sales growth (decline)	14.2%	(0.3)%
Front-end sales as a % of total retail sales	35.8%	32.9%
Adjusted EBITDA(*)	$62,982	$84,008
Store data:
Total stores (beginning of period)	2,461	2,469
New stores	—	1
Store acquisitions	—	—
Closed stores	(4)	(4)
Total stores (end of period)	2,457	2,466
Relocated stores	—	—
Remodeled and expanded stores	1	27

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 6.7% for the thirteen weeks ended May 30, 2020 compared to a decrease of 0.8% for the thirteen weeks ended June 1, 2019. The increase in revenues for the thirteen week period ended May 30, 2020 was primarily a result of an increase in same store sales.

Pharmacy same store sales increased by 2.2% for the thirteen week period ended May 30, 2020 compared to an increase of 2.3% in the thirteen week period ended June 1, 2019. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 0.4% for the thirteen week period ended May 30, 2020 driven by increases in maintenance medication fills, supported by personalized Medication Therapy Management interventions and home deliveries, partially offset by a reduction in acute prescriptions of 14.8% resulting from the postponement of outpatient medical visits and elective surgical procedures in connection with the COVID-19 pandemic.

Front-end same store sales increased 14.2% during the thirteen week period ended May 30, 2020 compared to a decrease of 0.3% during the thirteen week period ended June 1, 2019. Front-end same store sales, excluding cigarettes and tobacco products, increased 16.0%, driven by increases in general cleaning products, sanitizers, wipes, paper products, liquor, over-the-counter products, and summer seasonal items, which were driven by the COVID-19 pandemic.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended
	May 30,	June 1,
	2020	2019

	(dollars in thousands)
Cost of revenues	$3,041,735	$2,834,313
Gross profit	1,081,536	1,030,495
Gross margin	26.2%	26.7%
FIFO gross profit(*)	1,069,470	1,037,984
FIFO gross margin(*)	25.9%	26.9%
Selling, general and administrative expenses	$1,108,976	$1,071,325
Selling, general and administrative expenses as a percentage of revenues	26.9%	27.7%

(*)  See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit increased $51.0 million for the thirteen week period ended May 30, 2020 compared to the thirteen week period ended June 1, 2019, driven by an increase in front-end gross profit resulting from the increase in same store sales, and an increase in pharmacy gross profit driven by higher sales volume and an increase in same store prescription count, partially offset by a restructuring charge of $25.8 million to establish an inventory reserve on product lines we are exiting and will no longer carry as part of our rebranding initiative, lower pharmacy reimbursement rates and lower rebates.

Gross margin was 26.2% of sales for the thirteen week period ended May 30, 2020 compared to 26.7% of sales for the thirteen week period ended June 1, 2019. The decline in gross margin as a percentage of revenues is due primarily to higher markdowns related to increased sales volume to our wellness+ members and higher discounts on front-end merchandise provided to our associates in response to the COVID-19 pandemic.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO credits were $12.1 million for the thirteen week period ended May 30, 2020, compared to LIFO charges of $7.5 million for the thirteen week period ended June 1, 2019. The LIFO credit in the thirteen week period ended May 30, 2020 was due to the planned reduction in front-end inventory resulting from our rebranding initiative.

Selling, General and Administrative Expenses

SG&A expenses increased $37.7 million for the thirteen week period ended May 30, 2020 due primarily to a reduction in WBA TSA fees and COVID-19 related expenses, including our Hero Pay and Hero Bonus programs, store cleaning and sanitation and related measures to keep our associates and customers safe. SG&A expenses as a percentage of revenues for the thirteen week period ended May 30, 2020 was 26.9% compared to 27.7% for the thirteen week period ended June 1, 2019.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 30,	June 1,
	2020	2019

	(dollars in thousands)
Revenues	$1,977,246	$1,566,292
Revenue growth	26.2%	1.5%
Adjusted EBITDA(*)	$44,410	$26,339

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Pharmacy Services segment revenues for the thirteen week period ended May 30, 2020 were $1,977.2 million as compared to revenues of $1,566.3 million for the thirteen week period ended June 1, 2019. The increase in revenues for the segment is primarily due to an increase in Medicare Part D membership.

Costs and Expenses

	Thirteen Week Period Ended
	May 30,	June 1,
	2020	2019

	(dollars in thousands)
Cost of revenues	$1,860,463	$1,470,064
Gross profit	116,783	96,228
Gross margin	5.9%	6.1%
Selling, general and administrative expenses	$88,171	$91,327
Selling, general and administrative expenses as a percentage of revenues	4.5%	5.8%

Gross Profit and Cost of Revenues

Gross profit for the thirteen week period ended May 30, 2020 was $116.8 million as compared to gross profit of $96.2 million for the thirteen week period ended June 1, 2019. The increase in the thirteen week period gross profit for the segment is primarily due to increased revenues and improved pharmacy network management.

Gross margin was 5.9% of sales for the thirteen week period ended May 30, 2020 compared to 6.1% of sales for the thirteen week period ended June 1, 2019. The decline in gross margin is due primarily to an increase in Medicare Part D membership.

Selling, General and Administrative Expenses

Pharmacy Services segment selling, general and administrative expenses for the thirteen week period ended May 30, 2020 was $88.2 million as compared to $91.3 million for the thirteen week period ended June 1, 2019. Selling, general and administrative expenses as a percentage of Pharmacy Services segment revenue was 4.5% and 5.8% for the thirteen week periods ended May 30, 2020 and June 1, 2019, respectively. The decrease in the thirteen week period selling, general and administrative expenses is primarily the result of expense control initiatives, partially offset by higher costs associated with supporting the increased Medicare Part D membership.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under the Existing Facilities. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of May 30, 2020 was $1,887.3 million, which consisted of revolver borrowing capacity of $1,705.1 million and invested cash of $182.2 million.

Credit Facilities

On December 20, 2018, we entered into a senior secured credit agreement (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Credit Agreement”), consisting of a $2.7 billion senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a $450.0 million “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan,” and together with the Senior Secured Revolving Credit Facility, collectively, the “Existing Facilities”). We used proceeds from the Existing Facilities to refinance our prior $2.7 billion existing credit agreement (the “Old Facility”). The Existing Facilities extend our debt maturity profile and provide additional liquidity. Borrowings under the Senior Secured Revolving Credit Facility bear interest at a rate per annum between LIBOR plus 1.25% and LIBOR plus 1.75% based upon the Average ABL Availability (as defined in the Credit Agreement).  Borrowings under the Senior Secured Term Loan bear interest at a rate per annum of LIBOR plus 3.00%.  We are required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Senior Secured Revolving Credit Facility, depending on Average ABL Availability.  The Existing Facilities mature on December 20, 2023, subject to an earlier maturity on December 31, 2022 if we have not repaid or refinanced our existing 6.125% Notes prior to such date.  We have been engaged in efforts to refinance our existing 6.125% Notes and we intend to repay or refinance any of such outstanding notes prior to the early maturity becoming effective, although we cannot assure you what impact the recent disruption in the financial markets will have on any such efforts.

Our borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At May 30, 2020, we had approximately $1,342.0 million of borrowings outstanding under the Existing Facilities and had letters of credit outstanding against the Senior Secured Revolving Credit Facility of approximately $102.9 million, which resulted in additional borrowing capacity under the Senior Secured Revolving Credit Facility of $1,705.1 million. If at any time the total credit exposure outstanding under the Existing Facilities and the principal amount of our other senior obligations exceed the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall.

The Credit Agreement restricts us and all of our subsidiaries, including the subsidiaries that guarantee our obligations under the Existing Facilities, the secured guaranteed notes and unsecured guaranteed notes (collectively, the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store and lockbox deposit accounts and cash necessary to cover our current liabilities). The Credit Agreement also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (i) an event of default exists under the Existing Facilities or (ii) the sum of our borrowing capacity under our Senior Secured Revolving Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $275.0 million for three consecutive business days or less than or equal to $200.0 million on any day (a “cash sweep period”), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Existing Facilities, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of the Existing Facilities.

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

The Credit Agreement allows us to have outstanding, at any time, up to an aggregate principal amount of $1.5 billion in secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Existing Facilities and other existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest maturity date of any Term Loan or Other Revolving Commitment (each as defined in the Credit Agreement) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date). Subject to the limitations described in the immediately preceding sentence, the Credit Agreement additionally allows us to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Credit Agreement) is not in effect; provided, however, that certain of our other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Credit Agreement also contains certain restrictions on the amount of secured first priority debt we are able to incur. The Credit Agreement also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Existing Facilities are not in default and we maintain availability under our revolver of more than $365.0 million.

The Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200.0 million or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of May 30, 2020, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the Credit Agreement’s financial covenant. The Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

The indentures that govern our guaranteed unsecured notes and our guaranteed secured notes contain restrictions on the amount of additional secured and unsecured debt that we may incur. As of May 30, 2020, we had the ability to (i) draw the full amount under our revolving credit facility, or (ii) incur additional secured debt. In addition, we have the ability to enter into certain sale and leaseback transactions.  The ability to issue additional unsecured debt under the indenture is generally governed by an interest coverage ratio test. As of May 30, 2020, we had the ability to issue additional secured and unsecured debt under the indentures governing our unguaranteed unsecured notes.

Guarantor Summarized Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q, have guaranteed our obligations under the 6.125% Notes and the 7.500% Notes (collectively, the "Guaranteed Notes"). As discussed in Note 11 to the consolidated financial statements, the Guaranteed Notes were issued by us, as the parent company, and are guaranteed by substantially all of the parent company’s consolidated subsidiaries (the “guarantors” or “Subsidiary Guarantors”) except for EIC (the “non-guarantor”). The parent company and guarantors are referred to as the “obligor group”. The Subsidiary Guarantors fully and unconditionally and jointly and severally guarantee the Guaranteed Notes. The 6.125% Notes and the obligations under the related guarantees are unsecured. The 7.500% Notes and the obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’

equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and other collateral to the extent it does not constitute ABL priority collateral (as defined below), and (ii) a second-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivables, payment intangibles, inventory, prescription files (including eligible script lists) and, intellectual property (prior to the repayment of the Senior Secured Term Loan) (collectively, the “ABL priority collateral”), which, in each case, also secure the Existing Facilities.

Under certain circumstances, subsidiaries may be released from their guarantees without consent of the note holders. Our subsidiaries conduct substantially all of our operations and have significant liabilities, including trade payables. If the subsidiary guarantees are invalid or unenforceable or are limited by fraudulent conveyance or other laws, the registered debt will be structurally subordinated to the substantial liabilities of our subsidiaries.

Condensed Combined Financial Information

The following tables include summarized financial information of the obligor group. Investments in and the equity in the earnings of EIC, which is not a member of the obligor group, have been excluded. The summarized financial information of the obligor group is presented on a combined basis with intercompany balances and transactions between entities in the obligor group eliminated. The obligor group’s amounts due to/from and transactions with EIC have been presented in separate line items, if material.

	May 30,	February 29,
In millions	2020	2020
Due from EIC	$282.6	$—
Other current assets	3,559.2	3,657.0
Total current assets	$3,841.8	$3,657.0

Operating lease right-of-use assets	$2,894.3	$2,903.3
Goodwill	1,108.1	1,108.1
Other noncurrent assets	1,652.2	1,753.9
Total noncurrent assets	$5,654.6	$5,765.3

Due to EIC	$—	$13.3
Other current liabilities	2,621.6	2,731.1
Total current liabilities	$2,621.6	$2,744.4

Long-term debt less current maturities	$3,321.9	$3,077.3
Long-term operating lease liabilities	2,694.9	2,710.3
Other noncurrent liabilities	244.2	215.8
Total noncurrent liabilities	$6,261.0	$6,003.4

Thirteen Week Period Ended
In millions	May 30, 2020
Revenues (a)	$5,876.3
Cost of revenues (b)	4,687.1
Gross profit	1,189.2

Net loss from continuing operations	(71.2)
Net income from discontinued operations	9.2
Net loss	$(62.0)

Net loss attributable to Rite Aid	$(63.5)
(a)	Includes $14.2 million of revenues generated from the non-guarantor
(b)	Includes $14.2 million of cost of revenues incurred in transactions with the non-guarantor

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash used in operating activities was $118.3 million and $51.2 million for the thirteen week periods ended May 30, 2020 and June 1, 2019, respectively. Operating cash flow was negatively impacted by the growth in our Calendar 2020 Medicare Part D receivable, timing differences in the receipt of our monthly capitation payment from CMS, and a temporary build in pharmacy inventory to hedge against any disruptions in the generic supply chain, partially offset by reductions in front-end inventory as we continue to execute on our inventory management initiatives.

Cash used in investing activities was $36.4 million and $48.5 million for the thirteen week periods ended May 30, 2020 and June 1, 2019, respectively. Cash used for the purchase of property, plant, and equipment was lower than the prior year due to less store remodels in the current year. During the thirteen week period ended May 30, 2020, we remodeled 1 store and spent $10.7 million on prescription file purchases.

Cash flow provided by financing activities was $212.7 million and $159.2 million for the thirteen week periods ended May 30, 2020 and June 1, 2019, respectively. Cash provided by financing activities for the thirteen weeks ended May 30, 2020 reflects net revolver borrowings, partially offset by the change in outstanding checks.

Capital Expenditures

During the thirteen week periods ended May 30, 2020 and June 1, 2019 capital expenditures were as follows:

	Thirteen Week Period Ended
	May 30,	June 1,
	2020	2019

New store construction, store relocation and store remodel projects	$6,732	$20,607
Technology enhancements, improvements to distribution centers and other corporate requirements	21,727	20,374
Purchase of prescription files from other retail pharmacies	10,715	8,210
Total capital expenditures	$39,174	$49,191

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions, including those resulting from COVID-19; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolver and other sources of liquidity will be adequate to meet our requirements for working capital, debt service and capital expenditures at least for the next twelve months. Based on our liquidity position, which we expect to remain strong, we do not expect to be subject to the minimum fixed charge covenant in the Existing Facilities in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances, and we may evaluate alternative sources of liquidity, including further opportunities related to any receivable due to us from CMS, sale and leaseback transactions, and other transactions to optimize our asset base. From time to time, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for shares of common stock or other debt securities (including additional secured debt), issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, including our offer to exchange up to $750.0 million aggregate principal amount of the outstanding 6.125% Notes as announced on June 25, 2020, or seek to refinance our outstanding debt (including the Existing Facilities) or may otherwise seek transactions to reduce interest expense and extend debt maturities. Any of these transactions could impact our financial results. We may also use Sale proceeds for one or more of these purposes in accordance with our outstanding agreements.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Critical Accounting Policies and Estimates” included in our Fiscal 2020 10-K, which we filed with the SEC on April 27, 2020.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” included herein and in our Fiscal 2020 10-K, “Part I – Item 1A. Risk Factors” in our Fiscal 2020 10-K and “Part II – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

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

The following is a reconciliation of our net loss to Adjusted EBITDA for the thirteen week periods ended May 30, 2020 and June 1, 2019:

	Thirteen Week Period Ended
	May 30,	June 1,
	2020	2019

	(dollars in thousands)
Net loss from continuing operations	$(72,702)	$(99,339)
Interest expense	50,547	58,270
Income tax (benefit) expense	(8,018)	7,374
Depreciation and amortization	79,103	83,926
LIFO (credit) charge	(12,066)	7,489
Lease termination and impairment charges	3,753	478
Intangible asset impairment charges	29,852	—
Merger and Acquisition‑related costs	—	3,085
Stock-based compensation expense	1,874	5,380
Restructuring-related costs	35,735	43,350
Inventory write-downs related to store closings	834	841
Gain on sale of assets, net	(2,260)	(2,712)
Other	740	2,205
Adjusted EBITDA from continuing operations	$107,392	$110,347

The following is a reconciliation of our net income (loss) from continuing operations to Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share for the thirteen week periods ended May 30, 2020 and June 1, 2019. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, a non-recurring litigation settlement (as further discussed below), gains or losses on debt retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, restructuring-related costs and the WBA merger termination fee. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods. Adjusted Net Income (Loss) per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income (Loss):

	Thirteen Week Period Ended
	May 30,	June 1,
	2020	2019

	(dollars in thousands)
Net loss	$(72,702)	$(99,339)
Add back - Income tax (benefit) expense	(8,018)	7,374
Loss before income taxes	(80,720)	(91,965)
Adjustments:
Amortization expense	24,420	27,660
LIFO (credit) charge	(12,066)	7,489
Intangible asset impairment charges	29,852	—
Merger and Acquisition‑related costs	—	3,085
Restructuring-related costs	35,735	43,350
Adjusted loss before income taxes	(2,779)	(10,381)
Adjusted income tax benefit (a)	(768)	(2,862)
Adjusted net loss	(2,011)	$(7,519)
Net loss per diluted share	$(1.36)	$(1.88)
Adjusted net loss per diluted share	$(0.04)	$(0.14)
(a)	The fiscal year 2021 and 2020 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL’s, state credits and valuation allowance, was used for the thirteen weeks ended May 30, 2020 and June 1, 2019, respectively.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of May 30, 2020 and assumes that we have repaid or refinanced our existing 6.125% Notes prior to December 31, 2022.

								Fair Value at
	2021	2022	2023	2024	2025	Thereafter	Total	May 30, 2020

	(Dollars in thousands)
Long-term debt, including current portion, excluding financing lease obligations
Fixed Rate	$—	$—	$—	$1,153,490	$—	$866,387	$2,019,877	$1,864,395
Average Interest Rate	0.00%	0.00%	0.00%	6.13%	0.00%	7.53%	6.73%
Variable Rate	$—	$—	$—	$1,342,000	$—	$—	$1,342,000	$1,342,000
Average Interest Rate	0.00%	0.00%	0.00%	2.60%	0.00%	0.00%	2.60%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of May 30, 2020, our annual interest expense would change by approximately $13.4 million.

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

ITEM 1A.  Risk Factors

The following risk factor should be read in conjunction with our risk factors discussed in “Part I — Item 1A. Risk Factors” in our Fiscal 2020 10-K, which could materially affect our business, financial condition or future results. Except as set forth below, the risk factors described in our Fiscal 2020 10-K have not materially changed.

Widespread health developments, including the global COVID-19 pandemic, could materially and adversely affect our business, financial condition and results of operations.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and the markets in which we have stores or otherwise operate. This pandemic, as well as the reality or fear of any other adverse public health developments, has impacted and could further adversely and materially affect, among other things, our workforce, operations, stores, and supply chain, and the operations of our customers, suppliers and business partners. The pandemic has also impacted purchasing decisions of our customers. Separately, a limited number of stores have been damaged or have been required to close as a result of recent civil unrest. The local, national and international response to the virus is quickly developing, fluid and uncertain. Responses have included voluntary, and in some cases, mandatory quarantines as well as shut downs and other restrictions on travel and commercial, social, medical and other activities, and declarations of emergencies. Such measures have contributed to the sudden increase in the unemployment rate and changes in customer spending. Any such negative impact could result in a material adverse effect on our business, financial conditions and results of operations.

In response to the spread of COVID-19, we have modified certain of our business practices (including store hours and access, employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our associates, customers, suppliers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be negatively impacted. Further, the initiatives we have implemented to slow and/or reduce the impact of COVID-19 and the related support programs we have put in place for our associates and customers have in some instances, increased our operating expenses and reduced the efficiency of our operations. There can be no assurance that a continued effect of COVID-19 will not impact the measures we have taken to reduce costs.

We have incurred additional costs to ensure we meet the safety and needs of our associates and customers, including the installation of Plexiglas shields at pharmacy and front-end counters to provide additional protection, providing additional cleaning materials for our stores and other facilities, and focusing on home delivery and digital services. In addition, we temporarily enhanced certain employee benefits and compensation for those on the front-line. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic.

COVID-19 may also cause supply chain disruption which could result in higher supply chain costs to replenish inventory in our stores and distribution centers. In addition, we may experience shortages in our generic drug supplies due to replenishment delays resulting from COVID-19, which could result in the substitution of generic drugs with brand drugs, which generally have a lower profit margin. Furthermore, we have experienced and may continue to experience restricted stock availability in a number of categories, which may cause us to change our purchasing decisions across many categories, and we cannot assure you whether these delays or difficulty sourcing certain products will continue, which could negatively impact us.

COVID-19 has also significantly impacted some of our counterparties and may continue to do so in the future. For example, GNC, with whom we have a strategic alliance under which we have opened over 1,623 GNC stores within Rite Aid stores as of February 29, 2020 and have a contractual commitment to open at least 99 additional GNC stores within Rite Aid stores by December 2021, recently filed for bankruptcy. There can be no assurance as to what the impact of GNC’s bankruptcy will be on our relationship with GNC.

Further, our management is focused on mitigating COVID-19, which has required and will continue to require, a large investment of time and resources across the company and may delay other value added services. COVID-19 or any other adverse public health developments could inhibit or delay our ability to execute our strategic initiatives, including, without limitation, (i) improving our pharmacy benefit management business, (ii) redefining the role of our pharmacists, including bringing pharmacists front and center and out from behind the counter, (iii) updating our retail and digital experience; (iv) the roll-out of our future store concept, merchandising changes and rebranding efforts; and (v) our plan to increase the sales volume and profitability of our existing brands. Additionally, the impact of COVID-19 on our business may be impacted by the costs of treatment of COVID-19, unemployment, and the related effects on customer insurance coverage caused by governmental actions to mitigate the impact of COVID-19 or other adverse public health developments, including reduced demand for acute medication. In response to COVID-19, we have announced the deferral of our planned capital expenditures.

The extent to which COVID-19 may impact our business depends on numerous evolving factors, which are highly uncertain and cannot be predicted and are outside of our control, including new information which may quickly emerge concerning the severity of the virus, the scope of the outbreak and the actions to contain the virus or treat its impact and the disruption, volatility in the global capital markets, which may increase the cost of capital and adversely impact our access to capital and to what extent normal economic and operating conditions can resume, among others. As a result, the impact on our financial and operating results cannot be reasonably estimated at this time, but the impact could be material. The continued impact of COVID-19 resulted in us withdrawing our previously issued outlook for fiscal 2021 when we released earnings on June 25, 2020.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of common stock during the first quarter of fiscal 2021.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced	Purchased under the
Fiscal period:	Repurchased	Per Share	Plans or Programs	Plans or Programs
March 1 to March 28, 2020	7	$14.03	—	—
March 29 to April 25, 2020	—	$—	—	—
April 26 to May 30, 2020	—	$—	—	—

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

(a)	The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Asset Purchase Agreement, dated September 18, 2017, among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Walgreen Co.**	Exhibit 2.1 to Form 8-K, filed on September 19, 2017
2.2	Termination Agreement, dated as of August 8, 2018, among Rite Aid Corporation, Albertsons Companies, Inc., Ranch Acquisition II LLC and Ranch Acquisition Corp.	Exhibit 2.1 to Form 8-K, filed on August 8, 2018
2.3	Receivable Purchase Agreement, dated as of February 19, 2020, by and between Envision Insurance Company and Part D Receivable Trust 2020-1 (Series A)	Exhibit 2.1 to Form 8-K, filed on February 21, 2020
2.4	Indemnity Agreement, dated as of February 19, 2020 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series A)	Exhibit 2.2 to Form 8-K, filed on February 21, 2020
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 8-K, filed on April 18, 2019
3.2	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on April 17, 2020
4.1	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
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

Exhibit 4.1 to Form 8-K filed on February 5, 2020
4.9	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.9 to Form 10-K filed on April 27, 2020
10.1	2010 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.2	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.3	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan	Exhibit 10.8 to Form 10-K, filed on April 23, 2013
10.4	2012 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
10.5	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan	Exhibit 10.10 to Form 10-K, filed on April 23, 2013
10.6	2014 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 23, 2014
10.7	Form of Award Agreement	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.8	Supplemental Executive Retirement Plan	Exhibit 10.6 to Form 10-K, filed on April 28, 2010
10.9	Executive Incentive Plan for Officers of Rite Aid Corporation	Exhibit 10.1 to Form 8-K, filed on February 24, 2012
10.10	Amended and Restated Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of January 21, 2010	Exhibit 10.7 to Form 10-K, filed on April 28, 2010
10.11	Employment Agreement, dated as of July 24, 2014, by and between Rite Aid Corporation and Darren W. Karst	Exhibit 10.2 to Form 10-Q, filed on October 2, 2014
10.12	Letter Agreement, dated October 26, 2015, to the Employment Agreement by and between Rite Aid Corporation and Darren W. Karst, dated as of July 24, 2014	Exhibit 10.1 to Form 8-K, filed on October 28, 2015
10.13	Employment Agreement by and between Rite Aid Corporation and Jocelyn Konrad dated as of August 18, 2015	Exhibit 10.1 to Form 10-Q, filed on January 6, 2016
10.14	Employment Agreement by and between Rite Aid Corporation and Bryan Everett dated as of June 22, 2015	Exhibit 10.2 to Form 10-Q, filed on January 6, 2016
10.15	Form of Retention Award Agreement	Exhibit 10.1 to Form 8-K, filed on January 7, 2016
10.16	Form of December 31, 2015 Retention Award Agreement	Exhibit 10.2 to Form 8-K, filed on January 7, 2016
10.17	Credit Agreement, dated as of December 20, 2018, among Rite Aid Corporation, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on December 20, 2018

Exhibit Numbers	Description	Incorporation By Reference To
10.18

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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009

10.19	Employment Agreement by and between RxOptions, LLC and its affiliates operating the EnvisionRXOptions business and Ben Bulkley dated February 15, 2019	Exhibit 10.27 to Form 10-K, filed on April 25, 2019
10.20	Separation Agreement by and between Rite Aid Corporation and John T. Standley, dated as of March 12, 2019	Exhibit 10.28 to Form 10-Q, filed on July 11, 2019
10.21	Separation Agreement by and between Rite Aid Corporation and Darren Karst, dated as of March 12, 2019	Exhibit 10.29 to Form 10-Q, filed on July 11, 2019
10.22	Separation Agreement by and between Rite Aid Corporation and Kermit Crawford, dated as of March 12, 2019	Exhibit 10.30 to Form 10-Q, filed on July 11, 2019
10.23	Amendment to Employment Agreement by and between Rite Aid Corporation and Bryan Everett, dated as of March 12, 2019	Exhibit 10.31 to Form 10-Q, filed on July 11, 2019
10.24	Amendment to Employment Agreement by and between Rite Aid Corporation and Jocelyn Z. Konrad, dated as of March 12, 2019	Exhibit 10.32 to Form 10-Q, filed on July 11, 2019
10.25	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.26	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019	Exhibit 10.34 to Form 10-Q, filed on July 11, 2019
10.27	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017	Exhibit 10.35 to Form 10-Q, filed on July 11, 2019
10.28	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016	Exhibit 10.36 to Form 10-Q, filed on July 11, 2019
10.29	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001	Exhibit 10.37 to Form 10-Q, filed on July 11, 2019
10.30	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019*	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.31	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019**	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.32	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019	Exhibit 10.2 to Form 8-K, filed on August 12, 2019

Exhibit Numbers	Description	Incorporation By Reference To
10.33	Consulting Agreement by and between Rite Aid Corporation and Avalon Retail Consulting, Inc., through its president, John T. Standley, dated August 14, 2019	Exhibit 10.1 to Form 8-K, filed on August 16, 2019
10.34	Employment Agreement dated October 2, 2019 by and between Rite Aid Corporation and James Peters	Exhibit 10.1 to Form 8-K, filed on October 2, 2019
10.35	Separation Agreement dated October 2, 2019 by and between Rite Aid Corporation and Bryan Everett	Exhibit 10.2 to Form 8-K, filed on October 2, 2019
10.36	Consulting Agreement dated October 2, 2019 by and between Rite Aid Corporation and Bryan Everett	Exhibit 10.3 to Form 8-K, filed on October 2, 2019
10.37	Employment Agreement by and between Rite Aid Corporation and James J. Comitale, dated as of October 26, 2015	Exhibit 10.41 to Form 10-K filed on April 27, 2020
10.38	Amendment to Employment Agreement by and between James J. Comitale, dated November 6, 2019	Exhibit 10.42 to Form 10-K filed on April 27, 2020
10.39	Employment Agreement by and between Rite Aid Corporation and Jessica Kazmaier, dated as of March 12, 2019	Exhibit 10.43 to Form 10-K filed on April 27, 2020
10.40	Amendment to Employment Agreement by and between Jessica Kazmaier, dated November 6, 2019	Exhibit 10.44 to Form 10-K filed on April 27, 2020
10.41	Employment Agreement by and between Justin Mennen, dated as of December 7, 2018	Exhibit 10.45 to Form 10-K filed on April 27, 2020
10.42	Amendment to Employment Agreement by and between Justin Mennen, dated November 6, 2019	Exhibit 10.46 to Form 10-K filed on April 27, 2020
10.43	Employment Agreement by and between Rite Aid Corporation and Andre Persaud, dated as of January 28, 2020	Exhibit 10.47 to Form 10-K filed on April 27, 2020
10.44	Employment Agreement by and between RxOptions, LLC and Dan Robson, dated as of December 12, 2019	Exhibit 10.48 to Form 10-K filed on April 27, 2020
10.45	Separation Agreement by and between Rite Aid Corporation and James C. Comitale, as of May 21, 2020	Filed herewith
22	List of Subsidiary Guarantors	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

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

Date: July 2, 2020	RITE AID CORPORATION

	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Executive Vice President and Chief Financial Officer

Date: July 2, 2020	By:	/s/ BRIAN T. HOOVER
Brian T. Hoover
Senior Vice President and Chief Accounting Officer