Form 10-Q
period 2020-08-29
RITE AID CORP
filed 2020-10-06
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2020

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

The registrant had 55,224,101 shares of its $1.00 par value common stock outstanding as of September 22, 2020.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	the impact of widespread health developments, including the continued impact of the global coronavirus (“COVID-19”) pandemic, and the responses thereto (such as quarantines, shut downs and other restrictions on travel and commercial, social and other activities), including the reinstitution of more stringent regulations, which could materially and adversely affect, among other things, the economic and financial markets and labor resources of the locations in which we operate, access to credit, our front-end and pharmaceutical operations, supply chain, associates and executive and administrative personnel. These widespread health developments, or an increase in the number of cases, could also materially and adversely affect our third-party service providers, including suppliers, vendors and business partners, and customers. The COVID-19 pandemic has resulted in recessionary economic conditions which could negatively impact our sales. Any of these developments could result in a material adverse effect on our business, financial conditions and results of operations;

●	our ability to successfully implement our new business strategy (including any delays or adjustments as a result of COVID-19) and improve the operating performance of our stores;

●	our high level of indebtedness and our ability to satisfy our obligations and the other covenants contained in our debt agreements;

●	general competitive, economic, industry, market, political (including healthcare reform) and regulatory conditions, civil unrest (including any resulting store closures, damage, or loss of inventory), as well as other factors specific to the markets in which we operate;

●	the impact of private and public third party payors’ continued reduction in prescription drug reimbursement rates and efforts to encourage mail order;

●	our ability to achieve the benefits of our efforts to reduce the costs of our generic and other drugs;

●	the risk that changes in federal or state laws or regulations, including the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection and the Affordable Care Act (or "ACA") and any regulations enacted thereunder may occur;

●	the impact of the loss of one or more major third party payor contracts and the risk that providers and state contract changes may occur;

●	the risk that we may need to take further impairment charges if our future results do not meet our expectations;

●	our ability to refinance our indebtedness on terms favorable to us;

●	our ability to sell our calendar 2020 Centers of Medicare and Medicaid Services (“CMS”) receivable, in whole or in part, which could negatively impact our leverage ratio if we do not consummate a sale;

●	our ability to grow prescription count and realize front-end sales growth;

●	our ability to achieve cost savings and the other benefits of our organizational restructuring within our anticipated timeframe, if at all;

●	decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

●	our ability to manage expenses and our investments in working capital;

●	the continued impact of gross margin pressure in the pharmacy benefit management (“PBM”) industries due to continued consolidation and client demand for lower prices while providing enhanced service offerings;

●	risks related to compromises of our information or payment systems or unauthorized access to confidential or personal information of our associates or customers;

●	our ability to maintain our current pharmacy services business and obtain new pharmacy services business, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations and the risk that we cannot meet client guarantees;

●	our ability to maintain our current Medicare Part D business and obtain new Medicare Part D business, as a result of the annual Medicare Part D competitive bidding process and meet the financial obligations of our bid;

●	the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

●	changes in future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies;

●	the risk that we could experience deterioration in our current Star rating with the CMS or incur CMS penalties and/or sanctions;

●	the nature, cost and outcome of pending and future litigation and other legal or regulatory proceedings, and governmental investigations;

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, which we filed with the SEC on April 27, 2020 (the “Fiscal 2020 10-K") and our Quarterly Report on Form 10-Q for the thirteen weeks ended May 30, 2020, which we filed on July 2, 2020 (the “First Quarter Fiscal 2021 10-Q”), as well as in “Part I – Item 1A. Risk Factors” of the Fiscal 2020 10-K and in “Part II – Item 1A. Risk Factors” in the First Quarter Fiscal 2021 10-Q. To the extent that COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the risk factors described herein, in our Fiscal 2020 10-K and in our First Quarter Fiscal 2021 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	August 29,	February 29,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$92,730	$218,180
Accounts receivable, net	1,920,866	1,286,785
Inventories, net of LIFO reserve of $518,824 and $539,640	1,937,953	1,921,604
Prepaid expenses and other current assets	114,148	181,794
Current assets held for sale	—	92,278
Total current assets	4,065,697	3,700,641
Property, plant and equipment, net	1,140,658	1,215,838
Operating lease right-of-use assets	2,860,710	2,903,256
Goodwill	1,108,136	1,108,136
Other intangibles, net	305,730	359,491
Deferred tax assets	16,680	16,680
Other assets	122,588	148,327
Total assets	$9,620,199	$9,452,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$6,902	$8,840
Accounts payable	1,448,682	1,484,081
Accrued salaries, wages and other current liabilities	637,610	746,318
Current portion of operating lease liabilities	487,844	490,161
Current liabilities held for sale	—	37,063
Total current liabilities	2,581,038	2,766,463
Long-term debt, less current maturities	3,506,708	3,077,268
Long-term operating lease liabilities	2,657,891	2,710,347
Lease financing obligations, less current maturities	17,935	19,326
Other noncurrent liabilities	253,589	204,438
Total liabilities	9,017,161	8,777,842
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 55,224 and 54,716	55,224	54,716
Additional paid-in capital	5,893,590	5,890,903
Accumulated deficit	(5,298,932)	(5,222,194)
Accumulated other comprehensive loss	(46,844)	(48,898)
Total stockholders’ equity	603,038	674,527
Total liabilities and stockholders’ equity	$9,620,199	$9,452,369

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	August 29, 2020	August 31, 2019
Revenues	$5,981,970	$5,366,264
Costs and expenses:
Cost of revenues	4,821,625	4,221,825
Selling, general and administrative expenses	1,116,142	1,135,530
Lease termination and impairment charges	11,528	1,471
Interest expense	50,007	60,102
Gain on debt modification, net	(5,274)	—
Loss (gain) on sale of assets, net	1,092	(1,587)
	5,995,120	5,417,341
Loss from continuing operations before income taxes	(13,150)	(51,077)
Income tax expense	47	27,628
Net loss from continuing operations	(13,197)	(78,705)
Net loss from discontinued operations, net of tax	—	(574)
Net loss	$(13,197)	$(79,279)
Computation of loss attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(13,197)	$(78,705)
Loss from discontinued operations attributable to common stockholders—basic and diluted	—	(574)
Loss attributable to common stockholders—basic and diluted	$(13,197)	$(79,279)
Basic and diluted loss per share:
Continuing operations	$(0.25)	$(1.48)
Discontinued operations	$—	$(0.01)
Net basic and diluted loss per share	$(0.25)	$(1.49)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	August 29, 2020	August 31, 2019
Net loss	$(13,197)	$(79,279)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	912	415
Change in fair value of interest rate cap	115	(17)
Total other comprehensive income	1,027	398
Comprehensive loss	$(12,170)	$(78,881)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	August 29, 2020	August 31, 2019
Revenues	$12,009,346	$10,738,853
Costs and expenses:
Cost of revenues	9,650,682	8,467,691
Selling, general and administrative expenses	2,313,289	2,298,182
Lease termination and impairment charges	15,281	1,949
Intangible asset impairment charges	29,852	—
Interest expense	100,554	118,372
Gain on debt modification, net	(5,274)	—
Gain on sale of assets, net	(1,168)	(4,299)
	12,103,216	10,881,895
Loss from continuing operations before income taxes	(93,870)	(143,042)
Income tax (benefit) expense	(7,971)	35,002
Net loss from continuing operations	(85,899)	(178,044)
Net income (loss) from discontinued operations, net of tax	9,161	(894)
Net loss	$(76,738)	$(178,938)
Computation of loss attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(85,899)	$(178,044)
Income (loss) from discontinued operations attributable to common stockholders—basic and diluted	9,161	(894)
Loss attributable to common stockholders—basic and diluted	$(76,738)	$(178,938)
Basic and diluted loss per share:
Continuing operations	$(1.60)	$(3.35)
Discontinued operations	$0.17	$(0.02)
Net basic and diluted loss per share	$(1.43)	$(3.37)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 29, 2020	August 31, 2019
Net loss	$(76,738)	$(178,938)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	1,823	830
Change in fair value of interest rate cap	231	(673)
Total other comprehensive income	2,054	157
Comprehensive loss	$(74,684)	$(178,781)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE FEBRUARY 29, 2020	54,716	$54,716	$5,890,903	$(5,222,194)	$(48,898)	$674,527
Net loss				(63,541)		(63,541)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					911	911
Change in fair value of interest rate cap					116	116
Comprehensive loss						(62,514)
Issuance of restricted stock	19	19	(19)			—
Exchange of restricted shares for taxes	(7)	(7)	(92)			(99)
Cancellation of restricted stock	(53)	(53)	53			—
Amortization of restricted stock balance			1,725			1,725
Stock-based compensation expense			150			150
BALANCE MAY 30, 2020	54,675	54,675	5,892,720	(5,285,735)	(47,871)	613,789
Net loss				(13,197)		(13,197)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					912	912
Change in fair value of interest rate cap					115	115
Comprehensive loss						(12,170)
Issuance of restricted stock	717	717	(717)			—
Exchange of restricted shares for taxes	(131)	(131)	(1,872)			(2,003)
Cancellation of restricted stock	(37)	(37)	37			—
Amortization of restricted stock balance			3,272			3,272
Stock-based compensation expense	—	—	150			150
BALANCE AUGUST 29, 2020	55,224	$55,224	$5,893,590	$(5,298,932)	$(46,844)	$603,038

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE MARCH 2, 2019	54,016	$54,016	$5,876,977	$(4,713,244)	$(31,059)	$1,186,690
Net loss				(99,659)		(99,659)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					415	415
Change in fair value of interest rate cap					(656)	(656)
Comprehensive loss						(99,900)
Adoption of ASU 2016-02				(56,776)		(56,776)
Exchange of restricted shares for taxes	(5)	(5)	(190)			(195)
Cancellation of restricted stock	(178)	(178)	178			—
Amortization of restricted stock balance			5,016			5,016
Stock-based compensation expense			382			382
BALANCE JUNE 1, 2019	53,833	53,833	5,882,363	(4,869,679)	(31,300)	1,035,217
Net loss				(79,279)		(79,279)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					415	415
Change in fair value of interest rate cap					(17)	(17)
Comprehensive loss						(78,881)
Exchange of restricted shares for taxes	(134)	(134)	(656)			(790)
Issuance of restricted stock	1,257	1,257	(1,257)			—
Cancellation of restricted stock	(60)	(60)	60			—
Amortization of restricted stock balance			5,003			5,003
Stock-based compensation expense			37			37
BALANCE AUGUST 31, 2019	54,896	$54,896	$5,885,550	$(4,948,958)	$(30,902)	$960,586

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 29, 2020	August 31, 2019
Operating activities:
Net loss	$(76,738)	$(178,938)
Net income (loss) from discontinued operations, net of tax	9,161	(894)
Net loss from continuing operations	$(85,899)	$(178,044)
Adjustments to reconcile to net cash used in operating activities of continuing operations:
Depreciation and amortization	166,220	166,970
Lease termination and impairment charges	15,281	1,949
Intangible asset impairment charges	29,852	—
LIFO (credit) charge	(20,816)	14,993
Gain on sale of assets, net	(1,168)	(4,299)
Stock-based compensation expense	5,810	10,092
Gain on debt modification, net	(5,274)	—
Changes in deferred taxes	—	26,979
Changes in operating assets and liabilities:
Accounts receivable	(636,555)	(153,269)
Inventories	4,473	(111,990)
Accounts payable	1,948	(85,623)
Operating lease right-of-use assets and operating lease liabilities	(18,493)	34,982
Other assets	79,513	(44,674)
Other liabilities	(11,484)	(8,104)
Net cash used in operating activities of continuing operations	(476,592)	(330,038)
Investing activities:
Payments for property, plant and equipment	(63,085)	(84,060)
Intangible assets acquired	(22,572)	(15,708)
Proceeds from insured loss	12,500	—
Proceeds from dispositions of assets and investments	5,910	4,423
Proceeds from sale-leaseback transactions	8,461	—
Net cash used in investing activities of continuing operations	(58,786)	(95,345)
Financing activities:
Proceeds from issuance of long-term debt	849,918	—
Net proceeds from revolver	650,000	375,000
Principal payments on long-term debt	(1,056,182)	(3,451)
Change in zero balance cash accounts	(26,829)	54,712
Payments for taxes related to net share settlement of equity awards	(2,101)	(986)
Financing fees paid for early debt redemption	(2,399)	—
Deferred financing costs paid	(14,600)	(315)
Net cash provided by financing activities of continuing operations	397,807	424,960
Cash flows from discontinued operations:
Operating activities of discontinued operations	(82,189)	(2,272)
Investing activities of discontinued operations	94,310	523
Financing activities of discontinued operations	—	—
Net cash provided by (used in) discontinued operations	12,121	(1,749)
Decrease in cash and cash equivalents	(125,450)	(2,172)
Cash and cash equivalents, beginning of period	218,180	144,353
Cash and cash equivalents, end of period	$92,730	$142,181

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended August 29, 2020 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2020 10-K.

Revenue Recognition

The following table disaggregates the Company’s revenue by major source in each segment for the thirteen and twenty-six week periods ended August 29, 2020 and August 31, 2019:

	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019
In thousands	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Retail Pharmacy segment:
Pharmacy sales	$2,660,462	$2,561,468	$5,286,005	$5,137,222
Front-end sales	1,322,932	1,251,489	2,788,399	2,516,850
Other revenue	34,518	35,147	66,779	58,840
Total Retail Pharmacy segment	4,017,912	3,848,104	8,141,183	7,712,912
Pharmacy Services segment	2,038,378	1,579,069	4,015,624	3,145,361
Intersegment elimination	(74,320)	(60,909)	(147,461)	(119,420)
Total revenue	$5,981,970	$5,366,264	$12,009,346	$10,738,853

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

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Points earned pursuant to the wellness+ program represent a performance obligation and the Company allocates revenue between the merchandise purchased and the wellness+ points based on the relative stand-alone selling price of each performance obligation. The relative value of the wellness+ points is initially deferred as a contract liability (included in other current and noncurrent liabilities). As members receive discounted front-end merchandise or when the benefit period expires, the Retail Pharmacy segment recognizes an allocable portion of the deferred contract liability into revenue. For the thirteen week period ended August 29, 2020, the Company recognized $17,286 of deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $23,803 as of August 29, 2020, which is included in other current liabilities. The Retail Pharmacy segment had accrued contract liabilities of $52,668 as of February 29, 2020, which is included in other current liabilities.

The existing wellness+ program will be terminated on December 31, 2020. Members that had earned a discount through June 30, 2020 will be eligible to receive that discount on purchases made through December, 31 2020.

Selling, General and Administrative Expenses

During the thirteen week period ended August 29, 2020, the Company changed its compensated absence policy for certain associates.  Under the revised policy, benefits are earned and used within the same year, whereas previously benefits earned in one year could be used within a succeeding year.  The impact of this change resulted in a reduction in our associate paid time off “PTO” accrual of approximately $39,800 during the thirteen week period ended August 29, 2020.

Recently Adopted Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which adds to U.S. GAAP an impairment model (known as the current expected credit loss ("CECL") model), that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity will recognize, as an allowance, its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 impacts non-banks as most non-banks have financial instruments or other assets (e.g., trade, contract and lease receivables, financial guarantees, loans and loan commitments and held-to-maturity debt securities). The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the recognition of deferred tax liabilities and the methodology

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

for calculating income taxes in the interim period. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years ending after December 15, 2020. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position.

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

2. Restructuring

Beginning in fiscal 2019, the Company initiated a series of restructuring plans designed to reorganize its executive management team, reduce managerial layers, and consolidate roles. In March 2020, the Company announced the details of its RxEvolution strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in its front-end offering to free up working capital and update its merchandise assortment, assessing its pricing and promotional strategy, rebranding its retail pharmacy and pharmacy services business, launching its Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services segment both within the segment and across Rite Aid.

For the thirteen week period ended August 29, 2020, the Company incurred total restructuring-related costs of $23,186, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$8,049	$2,539	$10,588
Non-executive retention costs associated with the March 2019 reorganization (b)	281	102	383
Professional and other fees relating to restructuring activities (c)	12,111	104	12,215
Total restructuring-related costs	$20,441	$2,745	$23,186

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

For the thirteen week period ended August 31, 2019, the Company incurred total restructuring-related costs of $25,145, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$7,870	$511	$8,381
Non-executive retention costs associated with the March 2019 reorganization (b)	2,830	1,257	4,087
Professional and other fees relating to restructuring activities (c)	10,355	2,322	12,677
Total restructuring-related costs	$21,055	$4,090	$25,145

For the twenty-six week period ended August 29, 2020, the Company incurred total restructuring-related costs of $58,921, of which $33,158 is included as a component of SG&A and $25,763 is included as a component of cost of revenues. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$12,608	$2,791	$15,399
Non-executive retention costs associated with the March 2019 reorganization (b)	1,136	(124)	1,012
Professional and other fees relating to restructuring activities (c)	16,643	104	16,747
SKU optimization charges (d)	25,763	—	25,763
Total restructuring-related costs	$56,150	$2,771	$58,921

In addition, during the thirteen week period ended May 30, 2020, the Company incurred intangible asset impairment charges of $29,852 in connection with its rebranding initiatives as described in Note 10, Goodwill and Other Intangible Assets.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

For the twenty-six week period ended August 31, 2019, the Company incurred total restructuring-related costs of $68,495, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$33,142	$2,315	$35,457
Non-executive retention costs associated with the March 2019 reorganization (b)	7,329	3,422	10,751
Professional and other fees relating to restructuring activities (c)	19,965	2,322	22,287
Total restructuring-related costs	$60,436	$8,059	$68,495

A summary of activity for the twenty-six week period ended August 29, 2020 in the restructuring-related liabilities associated with the programs noted above, which is included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related		Professional and
	costs (a)	Retention costs (b)	other fees (c)	Total

Balance at February 29, 2020	$36,228	$6,432	$2,394	$45,054
Additions charged to expense	4,811	629	4,532	9,972
Cash payments	(13,055)	—	(5,046)	(18,101)
Balance at May 30, 2020	$27,984	$7,061	$1,880	$36,925
Additions charged to expense	10,588	383	12,215	23,186
Cash payments	(9,077)	(7,444)	(12,554)	(29,075)
Balance at August 29, 2020	$29,495	$—	$1,541	$31,036
(a)	– Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with ongoing reorganization efforts.
(b)	– As part of its March 2019 reorganization, the Company incurred costs with the implementation of a retention plan for certain of its key associates.
(c)	– Professional and other fees include costs incurred in connection with the identification and implementation of initiatives associated with restructuring activities.
(d)	– Inventory reserve on product lines the Company is exiting and will no longer carry as part of its rebranding initiative.

The Company anticipates incurring approximately $75,000 during fiscal 2021 in connection with its continued restructuring activities.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3. Asset Sale to WBA

On September 18, 2017, the Company entered into the Amended and Restated Asset Purchase Agreement with Walgreens Boots Alliance, Inc. (“WBA”) and Walgreen Co., an Illinois corporation and 100% owned subsidiary of WBA (“Buyer”), which amended and restated in its entirety the previously disclosed Asset Purchase Agreement, dated as of June 28, 2017, by and among the Company, WBA and Buyer (the “Original Asset Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer purchased from the Company 1,932 stores (the “Acquired Stores”), three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of $4,375,000, on a cash-free, debt-free basis (the “Asset Sale” or “Sale”). The Company completed the store transfer process in March of 2018, which resulted in the transfer of all 1,932 stores and related assets to WBA, and received cash proceeds of $4,156,686.

During fiscal 2019, the Company completed the sale of one of its distribution centers and related assets to WBA for proceeds of $61,251. The impact of the sale of the distribution center and related assets resulted in a pre-tax gain of $14,151, which has been included in the results of operations and cash flows of discontinued operations during the fifty-two week period ended March 2, 2019. During fiscal 2020, the Company completed the sale of the second distribution center and related assets to WBA for proceeds of $62,774. The impact of the sale of the distribution center and related assets resulted in a pre-tax gain of $19,268, which has been included in the results of operations and cash flows of discontinued operations during the fifty-two week period ended February 29, 2020. During the first quarter of fiscal 2021, the Company completed the sale of the final distribution center and related assets to WBA for proceeds of $94,289. The impact of the sale of the distribution center and related assets resulted in a pre-tax gain of $12,690, which was included in the results of operations and cash flows of discontinued operations during the thirteen week period ended May 30, 2020. The transfer of the final distribution center and related assets constitutes the final closing under the Amended and Restated Asset Purchase Agreement.

The Company had agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the Transition Services Agreement (“TSA”), the Company provided various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA had been extended to October 17, 2020, unless earlier terminated. In connection with these services, the Company purchased the related inventory and incurred cash payments for the selling, general and administrative activities, which, the Company billed on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen and twenty-six week periods ended August 29, 2020 were $4,162 and $35,167, respectively, of which $0 is included in Accounts receivable, net. Total billings for these items during the thirteen and twenty-six week periods ended August 31, 2019 were $913,965 and $2,106,756, respectively, of which $196,002 is included in Accounts receivable, net. The Company recorded WBA TSA fees of $388 and $1,467 during the thirteen and twenty-six week periods ended August 29, 2020, respectively, which are reflected as a reduction to selling, general and administrative expenses. The Company recorded WBA TSA fees of $11,308 and $25,533 during the thirteen and twenty-six week periods ended August 31, 2019, respectively, which are reflected as a reduction to selling, general and administrative expenses. In conjunction with the transfer of the final distribution center during the quarter ended May 30, 2020, the Company has substantially completed its obligations under the TSA. On July 14, 2020, the Company entered into a letter agreement with WBA to terminate the services under the TSA, other than certain specified services relating to real estate, accounting, tax, and accounts receivable systems that will continue until no later than October 17, 2020 and certain specified services relating to human resources to be performed after October 17, 2020.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Based on its magnitude and because the Company exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company's operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05-Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposal Group to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended August 29, 2020 and February 29, 2020, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

The carrying amount of the Assets to be Sold, which were included in the Retail Pharmacy segment, have been reclassified from their historical balance sheet presentation to current assets and liabilities held for sale as follows:

	August 29,	February 29,
	2020	2020
Inventories	$—	$13,719
Property and equipment	—	43,576
Operating lease right-of-use asset	—	34,983
Current assets held for sale	$—	$92,278
Current portion of operating lease liabilities	$—	$2,002
Long-term operating lease liabilities	—	35,061
Current liabilities held for sale	$—	$37,063

The operating results of the discontinued operations that are reflected on the consolidated statements of operations within net income (loss) from discontinued operations are as follows:

	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Revenues	$—	$(36)	$174	$(124)
Costs and expenses:
Cost of revenues(a)	—	197	8	461
Selling, general and administrative expenses(a)	—	379	871	866
Gain on sale of assets, net	—	—	(14,149)	(522)
	—	576	(13,270)	805
(Loss) income from discontinued operations before income taxes	—	(612)	13,444	(929)
Income tax (benefit) expense	—	(38)	4,283	(35)
Net (loss) income from discontinued operations, net of tax	$—	$(574)	$9,161	$(894)
(a)	Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019
Basic and diluted loss per share:
Numerator:
Net loss from continuing operations	$(13,197)	$(78,705)	$(85,899)	$(178,044)
Net (loss) income from discontinued operations	—	(574)	9,161	(894)
Loss attributable to common stockholders— basic and diluted	$(13,197)	$(79,279)	$(76,738)	$(178,938)
Denominator:
Basic weighted average shares	53,573	53,041	53,528	53,084
Outstanding options and restricted shares, net	—	—	—	—
Diluted weighted average shares	53,573	53,041	53,528	53,084
Basic and diluted (loss) income per share:
Continuing operations	$(0.25)	$(1.48)	$(1.60)	$(3.35)
Discontinued operations	-	(0.01)	0.17	(0.02)
Net basic and diluted loss per share	$(0.25)	$(1.49)	$(1.43)	$(3.37)

Due to their antidilutive effect, 798 and 1,367 potential common shares related to stock options have been excluded from the computation of diluted income (loss) per share for the thirteen and twenty-six week periods ended August 29, 2020 and August 31, 2019, respectively. Also, excluded from the computation of diluted income (loss) per share for the thirteen and twenty-six week periods ended August 29, 2020 and August 31, 2019 are restricted shares of 1,487 and 1,628, respectively, which are included in shares outstanding.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

5. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period		Twenty-Six Week Period
	Ended		Ended
	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019
Impairment charges	$9,230	$1,289	$11,433	$1,412
Lease termination charges	—	—	—	—
Facility exit charges	2,298	182	3,848	537
	$11,528	$1,471	$15,281	$1,949

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the twenty-six week period ended August 29, 2020, long-lived assets from continuing operations with a carrying value of $12,654, were written down to their fair value of $1,221, resulting in an impairment charge of $11,433 of which $9,230 relates to the thirteen week period ended August 29, 2020. Of the $11,433, $4,779 relates to a terminated software

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

project and the replacement of existing software, $4,995 relates to the closure of the remaining RediClinic operations and $1,659 relates to store and corporate assets. During the twenty-six week period ended August 31, 2019, long-lived assets from continuing operations with a carrying value of $1,412, primarily store assets, were written down to their fair value of $0, resulting in an impairment charge of $1,412 of which $1,289 relates to the thirteen week period ended August 31, 2019. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at August 29, 2020 and August 31, 2019:

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	August 29, 2020
Long-lived assets held for use	$—	$—	$1,071	$1,071	$(11,416)
Long-lived assets held for sale	$—	$150	$—	$150	$(17)
Total	$—	$150	$1,071	$1,221	$(11,433)

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	August 31, 2019
Long-lived assets held for use	$—	$—	$—	$—	$(1,412)
Long-lived assets held for sale	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$(1,412)

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

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Thirteen Week Period		Twenty-Six Week Period
	Ended		Ended
	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019
Balance—beginning of period	$2,170	$9,333	$2,253	$124,046
Existing Topic 420 liabilities eliminated by recording a reduction to the ROU asset	—	—	—	(112,288)
Changes in assumptions about future sublease income	495	—	495	—
Cash payments, net of sublease income	(60)	(2,992)	(143)	(5,417)
Balance—end of period	$2,605	$6,341	$2,605	$6,341

6. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 5, Lease Termination and Impairment Charges, for the recognition and disclosure of fair value measurements.

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of August 29, 2020 and February 29, 2020, the Company has $7,020 and $7,022, respectively, of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets. The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,506,708 and $3,544,160, respectively, as of August 29, 2020. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $3,077,268 and $3,021,385, respectively, as of February 29, 2020.

7. Income Taxes

The Company recorded an income tax expense from continuing operations of $47 and $27,628 for the thirteen week periods ended August 29, 2020 and August 31, 2019, respectively. The Company recorded an income tax benefit from continuing operations of $7,971 and an income tax expense from continuing operations of $35,002 for the twenty-six week periods ended August 29, 2020 and August 31, 2019, respectively. The effective tax rate for the thirteen week periods ended August 29, 2020 and August 31, 2019 was (0.4)% and (54.1)%, respectively. The effective tax rate for the twenty-six week periods ended August 29, 2020 and August 31, 2019 was 8.5% and (24.5)%, respectively. The effective tax rate for the thirteen and twenty-six week periods ended August 29, 2020 was net of an adjustment of 7.6% and

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

(8.1)%, respectively, to adjust the valuation allowance against deferred tax assets. The effective tax rate for the thirteen and twenty-six week periods ended August 31, 2019 was net of an adjustment of (78.4)% and (50.2)%, respectively, to increase the valuation allowance against deferred tax assets.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $1,680,103 and $1,673,119, which relates to federal and state deferred tax assets that may not be realized based on the Company's future projections of taxable income at August 29, 2020 and February 29, 2020, respectively.

8. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $16,622 as of June 30, 2020. EIC was in excess of the minimum required amounts in these states as of August 29, 2020.

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

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

On February 19, 2020, the Company entered into a receivable purchase agreement (the “Receivable Purchase Agreement”) with Bank of America, N.A. (the “Purchaser”).

Pursuant to the terms and conditions set forth in the Receivable Purchase Agreement, the Company sold $501,422 of its calendar 2019 CMS receivable for $484,547, of which $449,949 was received on February 19, 2020. As of August 29, 2020, $30,227, which is included in accounts receivable, net, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $16,875, which is included as a component of loss on sale of assets, net in the fourth quarter of fiscal 2020.

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

As of August 29, 2020, accounts receivable, net included $513,009 due from CMS. As of February 29, 2020, accrued salaries, wages and other current liabilities included $14,083 of amounts due to CMS.

9. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables of $607,025 and $530,451 included in Accounts receivable, net, as of August 29, 2020 and February 29, 2020, respectively.

10. Goodwill and Other Intangible Assets

There was no goodwill impairment charge for the thirteen and twenty-six week periods ended August 29, 2020. At August 29, 2020 and February 29, 2020, accumulated impairment losses for the Pharmacy Services segment was $574,712.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of August 29, 2020 and February 29, 2020.

	August 29, 2020					February 29, 2020
				Remaining					Remaining
				Weighted					Weighted
	Gross			Average		Gross			Average
	Carrying	Accumulated		Amortization		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period		Amount	Amortization	Net	Period
Non-compete agreements and other(a)	$192,272	$(168,324)	$23,948	3	years	$186,183	$(163,575)	$22,608	3	years
Prescription files	964,532	(884,237)	80,295	3	years	950,887	(867,430)	83,457	3	years
Customer relationships(a)	388,000	(247,404)	140,596	11	years	388,000	(231,015)	156,985	12	years
CMS license	57,500	(11,921)	45,579	20	years	57,500	(10,772)	46,728	21	years
Claims adjudication and other developed software	58,985	(43,673)	15,312	2	years	58,985	(39,459)	19,526	3	years
Trademarks	—	—	—	0	years	20,100	(9,413)	10,687	6	years
Backlog	11,500	(11,500)	—	0	years	11,500	(11,500)	—	0	years
Total finite	$1,672,789	$(1,367,059)	305,730			$1,673,155	$(1,333,164)	$339,991
Trademarks	—	—	—	Indefinite		19,500	—	19,500	Indefinite
Total	$1,672,789	$(1,367,059)	$305,730			$1,692,655	$(1,333,164)	$359,491
(a)	Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

In connection with the RxEvolution initiatives previously announced on March 16, 2020, the Company rebranded its EnvisionRxOptions and MedTrak subsidiaries to its new brand name, Elixir. These trademarks qualify as Level 3 within the fair value hierarchy. Upon the implementation of the rebranding initiatives during the first quarter of fiscal 2021, the Company has determined that the carrying value exceeded the fair value and consequently the Company incurred an impairment charge of $29,852 for these trademarks, which is included within intangible asset impairment charges within the condensed consolidated statement of operations.

Amortization expense for these intangible assets and liabilities was $22,695 and $47,115 for the thirteen and twenty-six week periods ended August 29, 2020, respectively. Amortization expense for these intangible assets and liabilities was $26,596 and $54,256 for the thirteen and twenty-six week periods ended August 31, 2019, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2021—$88,157; 2022—$65,889; 2023—$50,659; 2024—$37,003 and 2025—$25,736.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

11. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at August 29, 2020 and February 29, 2020:

	August 29,	February 29,
	2020	2020
Secured Debt:
Senior secured revolving credit facility due December 2023 ($1,300,000 and $650,000 face value less unamortized debt issuance costs of $16,635 and $19,167)	$1,283,365	$630,833
FILO term loan due December 2023 ($450,000 face value less unamortized debt issuance costs of $2,638 and $3,046)	447,362	446,954
	1,730,727	1,077,787
Second Lien Secured Debt:
7.5% senior notes due July 2025 ($600,000 face value less unamortized debt issuance costs of $9,901 and $10,927)	590,099	589,073
8.0% senior notes due November 2026 ($849,918 and $0 face value less unamortized debt issuance costs of $19,710 and $0)	830,208	—
	1,420,307	589,073
Guaranteed Unsecured Debt:
6.125% senior notes due April 2023 ($90,808 and $1,153,490 face value less unamortized debt issuance costs of $555 and $8,430)	90,253	1,145,060
	90,253	1,145,060
Unguaranteed Unsecured Debt:
7.70% notes due February 2027 ($237,386 face value less unamortized debt issuance costs of $842 and $908)	236,544	236,478
6.875% fixed-rate senior notes due December 2028 ($29,001 face value less unamortized debt issuance costs of $124 and $131)	28,877	28,870
	265,421	265,348
Lease financing obligations	24,837	28,166
Total debt	3,531,545	3,105,434
Current maturities of long-term debt and lease financing obligations	(6,902)	(8,840)
Long-term debt and lease financing obligations, less current maturities	$3,524,643	$3,096,594

Credit Facility

On December 20, 2018, the Company entered into a senior secured credit agreement (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Credit Agreement”), consisting of a $2,700,000 senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a $450,000 “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan,” and together with the Senior Secured Revolving Credit Facility, collectively, the “Existing Facilities”). The Company used proceeds from the Existing Facilities to refinance its prior $2,700,000 existing credit agreement (the “Old Facility”). The Existing Facilities extend the Company’s debt maturity profile and provide additional liquidity. Borrowings under the Senior Secured Revolving Credit Facility bear interest at a rate per annum between LIBOR plus 1.25% and LIBOR plus 1.75% based upon the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Average ABL Availability (as defined in the Credit Agreement). Borrowings under the Senior Secured Term Loan bear interest at a rate per annum of LIBOR plus 3.00%. The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Senior Secured Revolving Credit Facility, depending on Average ABL Availability. The Existing Facilities mature on December 20, 2023, subject to an earlier maturity on December 31, 2022 if the Company has not repaid or refinanced its existing 6.125% Senior Notes due 2023 (the “6.125% Notes”) prior to such date. The Company has refinanced the majority of its 6.125% Notes and intends to refinance or repay the remaining balance prior to the early maturity becoming effective.

The Company’s borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 29, 2020, the Company had $1,750,000 of borrowings outstanding under the Existing Facilities and had letters of credit outstanding against the Senior Secured Revolving Credit Facility of $102,939 which resulted in additional borrowing capacity under the Senior Secured Revolving Credit Facility of $1,297,061. If at any time the total credit exposure outstanding under the Existing Facilities and the principal amount of our other senior obligations exceed the borrowing base, the Company will be required to make certain other mandatory prepayments to eliminate such shortfall.

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

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

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

The Credit Agreement has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200,000 or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of August 29, 2020, the Company’s fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the Credit Agreement’s financial covenant. The Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

Fiscal 2020 and 2021 Transactions

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

On June 25, 2020, the Company commenced an offer to exchange (the “June 25, 2020 Exchange Offer”) up to $750,000 aggregate principal amount of the outstanding 6.125% Notes for a combination of $600,000 newly issued 8.0% Senior Secured Notes due 2026 (the “8.0% Notes”) and $145,500 cash. On July 10, 2020, the Company increased the maximum amount of 6.125% Notes that may be accepted for exchange from $750,000 to $1,125,000 and, on July 24, 2020, the Company announced that it accepted for payment $1,062,682 aggregate principal amount of the 6.125% Notes in exchange for $849,918 aggregate principal amount of newly issued 8.0% Notes and $206,373 in cash. In connection therewith, the Company recorded a gain on debt modification of $5,274 which is included in the results of operations and cash flows of continuing operations. The 8.0% Notes are secured on an equal and ratable basis by the same assets that secure the 7.500% Notes. The 8.0% Notes are guaranteed on a senior secured basis by the same subsidiaries that guarantee the 7.500% Notes. In conjunction with the June 25, 2020 Exchange Offer, the Company also commenced a solicitation of consents from the holders of outstanding 6.125% Notes to certain proposed amendments to the indenture governing the 6.125% Notes. On July 9, 2020, following the receipt of the requisite number of consents, the Company entered into a supplemental indenture, by and among the Company, the guarantors thereto and The Bank of New York Mellon Trust Company, N.A., the trustee of the 6.125% Notes, which modified certain limitations in the debt covenant to allow for the creation of the 8.0% Notes.

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2021 and thereafter are as follows: 2021—$0; 2022—$0; 2023—$0; 2024—$1,840,808; 2025—$0 and $1,716,305 thereafter. These aggregate

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

annual principal payments of long-term debt assume that the Company has repaid or refinanced its existing 6.125% Notes prior to December 31, 2022.

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

The following table is a summary of the Company’s components of net lease cost for the thirteen and twenty-six week periods ended August 29, 2020 and August 31, 2019:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29, 2020	August 31, 2019	August 29, 2020	August 31, 2019
Operating lease cost	$160,898	$164,002	$322,764	$328,985
Financing lease cost:
Amortization of right-of-use asset	1,093	1,508	2,224	3,044
Interest on long-term finance lease liabilities	643	856	1,332	1,762
Total finance lease costs	$1,736	$2,364	$3,556	$4,806
Short-term lease costs	284	115	437	116
Variable lease costs	42,681	42,768	85,129	83,314
Less: sublease income	(3,887)	(5,407)	(8,019)	(11,158)
Net lease cost	$201,712	$203,842	$403,867	$406,063

Supplemental cash flow information related to leases for the twenty-six week periods ended August 29, 2020 and August 31, 2019:

	Twenty-Six Week Period Ended
	August 29, 2020	August 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$339,486	$293,884
Operating cash flows paid for interest portion of finance leases	1,332	1,762
Financing cash flows paid for principal portion of finance leases	2,446	4,453
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	194,843	158,463
Finance leases	—	—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Supplemental balance sheet information related to leases as of August 29, 2020 and February 29, 2020 (in thousands, except lease term and discount rate):

	August 29,	February 29,
	2020	2020
Operating leases:
Operating lease right-of-use asset	$2,860,710	$2,903,256

Short-term operating lease liabilities	$487,844	$490,161
Long-term operating lease liabilities	2,657,891	2,710,347
Total operating lease liabilities	$3,145,735	$3,200,508

Finance leases:
Property, plant and equipment, net	$17,210	$19,904

Current maturities of long-term debt and lease financing obligations	$6,902	$8,840
Lease financing obligations, less current maturities	17,935	19,326
Total finance lease liabilities	$24,837	$28,166
Weighted average remaining lease term
Operating leases	7.6	7.8
Finance leases	8.9	8.9

Weighted average discount rate
Operating leases	6.1%	6.1%
Finance leases	10.1%	10.2%

The following table summarizes the maturity of lease liabilities under finance and operating leases as of August 29, 2020:

	August 29, 2020
	Finance	Operating
Fiscal year	Leases	Leases (1)	Total
2021 (remaining twenty-six weeks)	$6,560	$334,473	$341,033
2022	6,531	637,584	644,115
2023	3,723	586,575	590,298
2024	3,530	526,524	530,054
2025	3,163	430,907	434,070
Thereafter	15,181	1,440,520	1,455,701
Total lease payments	38,688	3,956,583	3,995,271
Less: imputed interest	(13,851)	(810,848)	(824,699)
Total lease liabilities	$24,837	$3,145,735	$3,170,572
(1)	– Future operating lease payments have not been reduced by minimum sublease rentals of $43 million due in the future under noncancelable leases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

During the thirteen and twenty-six week periods ended August 29, 2020, the Company sold one owned operating property, the Company’s Ice Cream Plant, to an independent third party. Net proceeds from the sale were $8,461. Concurrent with this sale, the Company entered into an agreement to lease the property back from the purchaser over a minimum lease term of 15 years. The Company accounted for this lease as an operating lease right-of-use asset and a corresponding operating lease liability in accordance with the Lease Standard. The transaction resulted in a gain of $6,219 which is included in the gain on sale of assets, net for the thirteen week period ended August 29, 2020. During the thirteen and twenty-six week periods ended August 31, 2019, the Company did not enter into any sale-leaseback transactions. The Company has additional capacity under its outstanding debt agreements to enter into additional sale-leaseback transactions.

13. Stock Options and Stock Awards

The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the twenty-six week periods ended August 29, 2020 and August 31, 2019 include $5,810 and $10,092, respectively, of compensation costs related to the Company’s stock-based compensation arrangements.

The Company provides certain of its associates with performance based incentive plans under which the associates will receive a certain number of shares of the Company’s common stock or cash based on the Company meeting certain financial and performance goals. If such goals are not met, no stock-based compensation expense is recognized and any recognized stock-based compensation expense is reversed. During the twenty-six week periods ended August 29, 2020 and August 31, 2019, the Company incurred expense of $513 compared to a benefit of $348 related to these performance based incentive plans, respectively, which is recorded as a component of stock-based compensation expense.

The total number and type of newly awarded grants and the related weighted average fair value for the twenty-six week periods ended August 29, 2020 and August 31, 2019 are as follows:

	August 29, 2020			August 31, 2019
	Shares	Weighted Average Fair Value		Shares	Weighted Average Fair Value
Stock options granted	—	$	N/A	503	$3.54
Restricted stock awards granted	736		$17.97	1,232	$7.60
Total awards	736			1,735

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

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

As of August 29, 2020, the total unrecognized pre-tax compensation costs related to unvested stock options and restricted stock awards granted, net of estimated forfeitures and the weighted average period of cost amortization are as follows:

August 29, 2020
	Unvested	Unvested	Unvested
	stock	restricted	performance
	options	stock	shares
Unrecognized pre-tax costs	$1,617	$17,431	$7,707
Weighted average amortization period	2.8 years	2.5 years	2.5 years

14. Retirement Plans

Net periodic pension expense for the thirteen and twenty-six week periods ended August 29, 2020 and August 31, 2019, for the Company’s defined benefit plan includes the following components:

	Defined Benefit		Defined Benefit
	Pension Plan		Pension Plan
	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019
Service cost	$144	$143	$288	$285
Interest cost	1,199	1,556	2,398	3,111
Expected return on plan assets	(1,177)	(1,214)	(2,354)	(2,427)
Amortization of unrecognized net loss	912	415	1,823	830
Net periodic pension expense	$1,078	$900	$2,155	$1,799

During the thirteen and twenty-six week periods ended August 29, 2020 the Company contributed $854 to the Defined Benefit Pension Plan. During the remainder of fiscal 2021, the Company expects to contribute $5,608 to the Defined Benefit Pension Plan.

15. Segment Reporting

The Company has two reportable segments, its retail drug stores (“Retail Pharmacy”), and its pharmacy services (“Pharmacy Services”) segments.

The Retail Pharmacy segment’s primary business is the sale of prescription drugs and related consultation to its customers. Additionally, the Retail Pharmacy segment sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line. The Pharmacy Services segment offers a full range of pharmacy benefit management services including plan design and administration, on both a transparent pass-through model and traditional model, formulary management and claims processing. Additionally, the Pharmacy Services segment offers specialty and mail order services, and drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

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

The following is balance sheet information for the Company’s reportable segments:

	Retail	Pharmacy
	Pharmacy	Services	Eliminations(1)	Consolidated
August 29, 2020:
Total Assets	$6,947,566	$2,688,478	$(15,845)	$9,620,199
Goodwill	43,492	1,064,644	—	1,108,136
February 29, 2020:
Total Assets	$6,757,196	$2,709,737	$(14,564)	$9,452,369
Goodwill	43,492	1,064,644	—	1,108,136
(1)	As of August 29, 2020 and February 29, 2020, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $0 against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $15,845 and $14,564, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the thirteen and twenty-six week periods ended August 29, 2020 and August 31, 2019:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
August 29, 2020:
Revenues	$4,017,912	$2,038,378	$(74,320)	$5,981,970
Gross Profit	1,061,913	98,432	—	1,160,345
Adjusted EBITDA(2)	122,340	29,263	—	151,603
Additions to property and equipment and intangible assets	42,121	4,362	—	46,483
August 31, 2019:
Revenues	$3,848,104	$1,579,069	$(60,909)	$5,366,264
Gross Profit	1,032,444	111,995	—	1,144,439
Adjusted EBITDA(2)	92,673	41,517	—	134,190
Additions to property and equipment and intangible assets	43,328	7,249	—	50,577
Twenty-Six Week Period Ended
August 29, 2020:
Revenues	$8,141,183	$4,015,624	$(147,461)	$12,009,346
Gross Profit	2,143,449	215,215	—	2,358,664
Adjusted EBITDA(2)	185,322	73,673	—	258,995
Additions to property and equipment and intangible assets	78,728	6,929	—	85,657
August 31, 2019:
Revenues	$7,712,912	$3,145,361	$(119,420)	$10,738,853
Gross Profit	2,062,939	208,223	—	2,271,162
Adjusted EBITDA(2)	176,681	67,856	—	244,537
Additions to property and equipment and intangible assets	87,572	12,196	—	99,768
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(2)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” in MD&A for additional details.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the thirteen and twenty-six week periods ended August 29, 2020 and August 31, 2019:

	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Net loss from continuing operations	$(13,197)	$(78,705)	$(85,899)	$(178,044)
Interest expense	50,007	60,102	100,554	118,372
Income tax expense (benefit)	47	27,628	(7,971)	35,002
Depreciation and amortization	87,117	83,044	166,220	166,970
LIFO (credit) charge	(8,750)	7,504	(20,816)	14,993
Lease termination and impairment charges	11,528	1,471	15,281	1,949
Intangible asset impairment charges	—	—	29,852	—
Gain on debt modification, net	(5,274)	—	(5,274)	—
Merger and Acquisition-related costs	—	514	—	3,599
Stock-based compensation expense	3,936	4,712	5,810	10,092
Restructuring-related costs	23,186	25,145	58,921	68,495
Inventory write-downs related to store closings	1,058	3,149	1,892	3,990
Loss (gain) on sale of assets, net	1,092	(1,587)	(1,168)	(4,299)
Other	853	1,213	1,593	3,418
Adjusted EBITDA from continuing operations	$151,603	$134,190	$258,995	$244,537

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

The Company’s contingencies are subject to significant uncertainties, many of which are beyond the Company’s control, including, among other factors: (i) proceedings are in early stages; (ii) whether class or collective

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

action status is sought and the likelihood of a class being certified; (iii) the outcome of pending appeals or motions; (iv) the extent of potential damages, fines or penalties, which are often unspecified or indeterminate; (v) the impact of discovery on the matter; (vi) whether novel or unsettled legal theories are at issue or advanced; (vii) there are significant factual issues to be resolved; and/or (viii) in the case of certain government agency investigations, whether a qui tam lawsuit (“whistleblower” action) has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation. While the Company cannot predict the outcome of any of the contingencies, the Company’s management does not believe that the outcome of any of these legal matters or regulatory proceedings will be material to the Company’s consolidated financial position. It is possible, however, the Company’s results of operations or cash flows could be materially affected by unfavorable outcomes in outstanding legal matters or regulatory proceedings.

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

Usual and Customary and Code 1 Litigation.

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

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

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

On February 6, 2019, Humana, Inc., filed an arbitration claim alleging that the Company improperly submitted various usual and customary overcharges by failing to report its Rx Savings Program pricing to Humana. At this stage of the proceedings, the Company is not able to either predict the outcome of this arbitration proceeding or estimate a potential range of loss, and is defending itself against these claims.

In June 2012, qui tam plaintiff, Loyd F. Schmuckley (“Relator”) filed a complaint under seal against the Company alleging that it failed to comply with certain requirements of California’s Medicaid program between 2007 and 2014. Specifically, the Relator alleged that the Company did not perform special verification and documentation for certain medications known as “Code 1” drugs. While the complaint remained under seal, the United States Department of Justice conducted an extensive investigation and ultimately declined to intervene. Although numerous states declined to intervene, in September 2017, the State of California filed a complaint in intervention. At this stage of the proceedings, the Company is not able to either predict the outcome of this matter or estimate a potential range of loss with respect to this matter, and is defending itself against these claims.

Controlled Substances Litigation, Audits and Investigations

The Company along with various other defendants are named in multiple opioid-related lawsuits filed by counties, cities, municipalities, Native American tribes, hospitals, third-party payers, and others across the United States. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated and transferred more than a thousand federal opioid-related lawsuits that name the Company and/or a related entity as a defendant to the multi-district litigation (“MDL”) pending in the United States District Court for the Northern District of Ohio before Judge Dan Polster under In re National Prescription Opiate Litigation (Case No. 17-MD-2804). A significant number of similar cases that are not part of the MDL and name the Company and/or a related entity or entities as a defendant in also are pending in state courts. The plaintiffs in all of these opioid-related lawsuits generally allege claims concerning the impacts of widespread opioid abuse against defendants along the pharmaceutical supply chain, including manufacturers, wholesale distributors, and retail pharmacies. At this stage of the proceedings, the Company is not able to predict the outcome of the opioid-related lawsuits or estimate a potential range of loss regarding the lawsuits. The Company is defending itself against all relevant claims.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 29, 2020 and August 31, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

17. Supplementary Cash Flow Data

	Twenty-Six Week Period Ended
	August 29, 2020	August 31, 2019
Cash paid for interest(a)	$88,744	$110,401
Cash payments for income taxes, net(a)	$6,415	$4,059
Equipment financed under capital leases	$428	$2,077
Gross borrowings from revolver(a)	$4,354,000	$1,524,000
Gross repayments to revolver(a)	$3,704,000	$1,149,000
(a)	— Amounts are presented on a total company basis.

Significant components of cash used in Other Liabilities of $11,484 for the twenty-six week period ended August 29, 2020 include cash used resulting from a decrease in compensation and benefit related accruals of $68,286, partially offset by the employer payroll tax payment deferral under the CARES act of $52,733.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Overview

We are a healthcare company with a retail footprint, providing our customers and communities with a high level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our Pharmacy Services segment. We accomplish our goal of delivering comprehensive care to our customers through our retail drugstores and our transparent and traditional PBM, Elixir. We also offer fully integrated mail-order and specialty pharmacy services through Elixir Pharmacy. Additionally, through Elixir Insurance, Elixir also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide value and choice to customers, patients and payors and allows us to compete in today's evolving healthcare marketplace.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs and various other pharmacy services, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our over 2,400 retail pharmacy locations across 18 states. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmaceutical Purchasing and Delivery Agreement with McKesson, and the majority of our front-end products through our network of distribution centers.

Pharmacy Services Segment

Our Pharmacy Services segment provides a full range of pharmacy benefit services through Elixir. The Pharmacy Services segment provides both transparent and traditional PBM options through its Elixir PBM. Elixir also offers fully integrated mail-order and specialty pharmacy services through Elixir Pharmacy; an innovative claims adjudication software platform in Laker Software; and a national Medicare Part D prescription drug plan through Elixir Insurance’s product offering. The segment’s clients are primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, other sponsors of health benefit plans and individuals throughout the United States.

Restructuring

Beginning in Fiscal 2019, we initiated a series of restructuring plans designed to reorganize our executive management team, reduce managerial layers, and consolidate roles. In March 2020, we announced the details of our RxEvolution strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in our front-end offering to free up working capital and update our merchandise assortment, assessing our pricing and promotional strategy, rebranding our retail pharmacy and pharmacy services business, launching our Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services segment both within the segment and across Rite Aid.

As a result of the restructuring that we announced in March 2019, we achieved annual cost savings of approximately $55.0 million. These savings offset the reduction in TSA fees that we experienced in fiscal 2020. We have implemented further restructuring activities in support of our RxEvolution and other initiatives, which resulted in additional restructuring charges due to further reductions in corporate staffing levels, charges associated with rationalizing SKU’s in our front-end offering and other operational changes. These restructuring activities are expected to provide future growth and expense efficiency benefits. We anticipate our total fiscal 2021 restructuring-related costs to be approximately $75.0 million and expect to realize annualized cost savings of approximately $55.0 million over the next two years, as well as benefits to sales, productivity and working capital from our remerchandise initiatives, although a prolonged impact of COVID-19 could impact the amount and timing of the benefit recognized. There can be no assurance that we will not incur additional restructuring charges or that we will achieve the cost savings and remerchandising benefits in the amounts or time anticipated.

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

We had agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the TSA, we provided various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA had been extended to October 17, 2020, unless earlier terminated. In connection with these services, we purchased the related inventory and incurred cash payments for the selling, general and administrative activities, which, we billed on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen and twenty-six week periods ended August 29, 2020 were $4.2 million and $35.2 million, respectively, of which $0.0 million is included in Accounts receivable, net. Total billings for these items during the thirteen and twenty-six week periods ended August 31, 2019 were $0.9 billion and $2.1 billion, respectively, of which $196.0 million is included in Accounts receivable, net. We recorded WBA TSA fees of $0.4 million and $1.5 million during the thirteen and twenty-six week periods ended August 29, 2020, respectively, which are reflected as a reduction to selling, general and administrative expenses. We recorded WBA TSA fees of $11.3 million and $25.5 million during the thirteen and twenty-six week periods ended August 31, 2019, respectively, which are reflected as a reduction to selling, general and administrative expenses. In conjunction with the transfer of the final distribution center during the quarter ended May 30, 2020, we have substantially completed our obligations under the TSA. On July 14, 2020, we entered into a letter agreement with WBA to terminate the services under the TSA, other than certain specified services relating to real estate, accounting, tax, and accounts receivable systems that will continue until no later than October 17, 2020 and certain specified services relating to human resources to be performed after October 17, 2020.

Based on its magnitude and because we exited certain markets, the Sale represented a significant strategic shift that has a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale as required by GAAP.

Overview of Financial Results from Continuing Operations

Our net loss from continuing operations for the thirteen week period ended August 29, 2020 was $13.2 million or $0.25 per basic and diluted share compared to a net loss of $78.7 million or $1.48 per basic and diluted share for the thirteen week period ended August 31, 2019. Our net loss from continuing operations for the twenty-six week period ended August 29, 2020 was $85.9 million or $1.60 per basic and diluted share compared to a net loss of $178.0 million or $3.35 per basic and diluted share for the twenty-six week period ended August 31, 2019. The improvement in net loss for the thirteen and twenty-six week periods ended August 29, 2020 was due primarily to an increase in Adjusted EBITDA, decreases in income tax and interest expense, a LIFO credit in the current year compared to a LIFO charge in the prior year and a gain on debt modification. These benefits were partially offset by higher lease termination and impairment charges caused by the wind down of our RediClinic business. The twenty-six week period ended August 29, 2020 was also impacted by higher intangible asset impairment charges associated with the rebranding of Elixir.

Our Adjusted EBITDA from continuing operations for the thirteen and twenty-six week periods ended August 29, 2020 was $151.6 million or 2.5% of revenues and $259.0 million or 2.2% of revenues, respectively, compared to $134.2 million or 2.5% of revenues and $244.5 million or 2.3% of revenues, respectively, for the thirteen and twenty-six week periods ended August 31, 2019. The increase in Adjusted EBITDA for the thirteen week period ended August 29, 2020 was due to an increase in the Retail Pharmacy segment, partially offset by a decrease in the Pharmacy Services segment. Adjusted EBITDA increased $29.7 million in the Retail Pharmacy segment due primarily to a reduction in SG&A expenses and increased gross profit. SG&A expenses were favorably impacted by changes to modernize our associate paid time off “PTO” plans along with strong expense control. These savings were partially offset by incremental costs associated with the COVID-19 pandemic and the absence of TSA income in the current quarter, as services under that agreement have been completed. Gross profit benefited from increased revenue, partially offset by continued pharmacy reimbursement rate pressures that were not fully offset by generic drug cost reductions. Adjusted EBITDA decreased by $12.3 million in the Pharmacy Services segment due primarily to a reduction of $21.0 million in gross profit related to a change in rebate aggregator at our MedTrak subsidiary. We anticipate that the new rebate aggregator contract will drive improved gross profit for the Company and savings for its clients. The unfavorable gross profit reduction was partially offset by increased revenues, improved pharmacy network management and strong expense control.

The increase in Adjusted EBITDA for the twenty-six week period ended August 29, 2020 was due to an increase in both the Retail Pharmacy and Pharmacy Services segments. Adjusted EBITDA increased $8.6 million in the Retail Pharmacy segment due primarily to a reduction in SG&A expenses and increased gross profit. These benefits were partially offset by incremental costs associated with the COVID-19 pandemic and the completion of services provided under the TSA. Adjusted EBITDA increased by $5.8 million in the Pharmacy Services segment due primarily to increased revenues and improved pharmacy network management, partially offset by reduced rebates resulting from the change in rebate aggregator at our MedTrak subsidiary. Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations-Continuing Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019

	(dollars in thousands except per share amounts)
Revenues(a)	$5,981,970	$5,366,264	$12,009,346	$10,738,853
Revenue growth (decline)	11.5%	(1.0)%	11.8%	(0.7)%
Net loss	$(13,197)	$(78,705)	$(85,899)	$(178,044)
Net loss per diluted share	$(0.25)	$(1.48)	$(1.60)	$(3.35)
Adjusted EBITDA(b)	$151,603	$134,190	$258,995	$244,537
Adjusted Net Income (Loss) (b)	$13,536	$6,288	$11,526	$(1,231)
Adjusted Net Income (Loss) per Diluted Share(b)	$0.25	$0.12	$0.21	$(0.02)

(a)	Revenues for the thirteen and twenty-six week periods ended August 29, 2020 exclude $74,320 and $147,461, respectively, of inter-segment activity that is eliminated in consolidation. Revenues for the thirteen and twenty-six week periods ended August 31, 2019 exclude $60,909 and $119,420, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 11.5% and 11.8% for the thirteen and twenty-six weeks ended August 29, 2020, respectively, compared to a decrease of 1.0% and 0.7% for the thirteen and twenty-six weeks ended August 31, 2019. Revenues for the thirteen week period ended August 29, 2020 were positively impacted by a $169.8 million increase in Retail Pharmacy segment revenues and a $459.3 million increase in Pharmacy Services segment revenues. Revenues for the twenty-six week period ended August 29, 2020 were positively impacted by a $428.3 million increase in Retail Pharmacy segment revenues and a $870.3 million increase in Pharmacy Services segment revenues.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019

	(dollars in thousands)
Cost of revenues(a)	$4,821,625	$4,221,825	$9,650,682	$8,467,691
Gross profit	1,160,345	1,144,439	2,358,664	2,271,162
Gross margin	19.4%	21.3%	19.6%	21.1%
Selling, general and administrative expenses	$1,116,142	$1,135,530	$2,313,289	$2,298,182
Selling, general and administrative expenses as a percentage of revenues	18.7%	21.2%	19.3%	21.4%
Lease termination and impairment charges	11,528	1,471	15,281	1,949
Intangible asset impairment charges	—	—	29,852	—
Interest expense	50,007	60,102	100,554	118,372
Gain on debt modification, net	(5,274)	—	(5,274)	—
Loss (gain) on sale of assets, net	1,092	(1,587)	(1,168)	(4,299)
(a)	Cost of revenues for the thirteen and twenty-six week periods ended August 29, 2020 exclude $74,320 and $147,461, respectively, of inter-segment activity that is eliminated in consolidation. Cost of revenues for the thirteen and twenty-six week periods ended August 31, 2019 exclude $60,909 and $119,420, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit increased by $15.9 million for the thirteen week period ended August 29, 2020 compared to the thirteen week period ended August 31, 2019. Gross profit increased by $87.5 million for the twenty-six week period ended August 29, 2020 compared to the twenty-six week period ended August 31, 2019. Gross profit for the thirteen week period ended August 29, 2020 includes an increase of $29.5 million in our Retail Pharmacy segment, partially offset by a decrease of $13.6 million in our Pharmacy Services segment. Gross profit for the twenty-six week period ended August 29, 2020 includes an increase of $80.5 million in our Retail Pharmacy segment and an increase of $7.0 million in our Pharmacy Services segment. Gross margin was 19.4% for the thirteen week period ended August 29, 2020 compared to 21.3% for the thirteen week period ended August 31, 2019. Gross margin was 19.6% for the twenty-six week period ended August 29, 2020 compared to 21.1% for the twenty-six week period ended August 31, 2019. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A decreased by $19.4 million and increased by $15.1 million for the thirteen and twenty-six week periods ended August 29, 2020, respectively, compared to the thirteen and twenty-six week period ended August 31, 2019. The decrease in SG&A for the thirteen week period ended August 29, 2020 includes a decrease of $14.7 million relating to our Retail Pharmacy segment and a decrease of $4.6 million relating to our Pharmacy Services segment. The increase in SG&A for the twenty-six week period ended August 29, 2020 includes an increase of $22.9 million relating to our Retail Pharmacy segment, partially offset by a decrease of $7.8 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week		Twenty-Six Week
	Period Ended		Period Ended
	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019
Impairment charges	$9,230	$1,289	$11,433	$1,412
Lease termination charges	—	—	—	—
Facility exit charges	2,298	182	3,848	537
	$11,528	$1,471	$15,281	$1,949

During the twenty-six week period ended August 29, 2020, we recorded impairment charges of $11.4 million of which $4.7 relates to a terminated software project and the replacement of existing software, $5.0 million relates to the closure of the remaining RediClinic operations and $1.7 million relates to store and corporate assets.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Lease Termination and Impairment Charges” included in our Fiscal 2020 10-K for a detailed description of our impairment and lease termination methodology for fiscal 2020.

Interest Expense

Interest expense was $50.0 million and $100.6 million for the thirteen and twenty-six week periods ended August 29, 2020 respectively, compared to $60.1 million and $118.4 million for the thirteen and twenty-six week periods ended August 31, 2019, respectively. The weighted average interest rate on our indebtedness for the twenty-six week periods ended August 29, 2020 and August 31, 2019 was 4.9% and 5.4%, respectively.

Income Taxes

We recorded an income tax expense from continuing operations of $0.05 million and $27.6 million for the thirteen week periods ended August 29, 2020 and August 31, 2019, respectively. We recorded an income tax benefit from continuing operations of $8.0 million and an income tax expense from continuing operations of $35.0 million for the twenty-six week periods ended August 29, 2020 and August 31, 2019, respectively. The effective tax rate for the thirteen week periods ended August 29, 2020 and August 31, 2019 was (0.4)% and (54.1)%, respectively. The effective tax rate for the twenty-six week periods ended August 29, 2020 and August 31, 2019 was 8.5% and (24.5)%, respectively. The effective tax rate for the thirteen and twenty-six week periods ended August 29, 2020 was net of an adjustment of 7.6% and (8.1)%, respectively, to adjust the valuation allowance against deferred tax assets. The effective tax rate for the thirteen and twenty-six week periods ended August 31, 2019 was net of an adjustment of (78.4)% and (50.2)%, respectively, to increase the valuation allowance against deferred tax assets.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $1,680.1 million and $1,673.1 million, which relates to federal and state deferred tax assets that may not be realized based on our future projections of taxable income at August 29, 2020 and February 29, 2020, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
August 29, 2020:
Revenues	$4,017,912	$2,038,378	$(74,320)	$5,981,970
Gross Profit	1,061,913	98,432	—	1,160,345
Adjusted EBITDA(*)	122,340	29,263	—	151,603
August 31, 2019:
Revenues	$3,848,104	$1,579,069	$(60,909)	$5,366,264
Gross Profit	1,032,444	111,995	—	1,144,439
Adjusted EBITDA(*)	92,673	41,517	—	134,190
Twenty-Six Week Period Ended
August 29, 2020:
Revenues	$8,141,183	$4,015,624	$(147,461)	$12,009,346
Gross Profit	2,143,449	215,215	—	2,358,664
Adjusted EBITDA(*)	185,322	73,673	—	258,995
August 31, 2019:
Revenues	$7,712,912	$3,145,361	$(119,420)	$10,738,853
Gross Profit	2,062,939	208,223	—	2,271,162
Adjusted EBITDA(*)	176,681	67,856	—	244,537
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019

	(dollars in thousands)
Revenues	$4,017,912	$3,848,104	$8,141,183	$7,712,912
Revenue growth (decline)	4.4%	(1.6)%	5.6%	(1.2)%
Same store sales growth	3.5%	0.4%	5.1%	0.9%
Pharmacy sales growth (decline)	3.9%	(0.5)%	3.1%	—%
Same store prescription count growth, adjusted to 30-day equivalents	2.6%	2.7%	1.5%	3.2%
Same store pharmacy sales growth	2.3%	1.5%	2.3%	1.9%
Pharmacy sales as a % of total retail sales	66.8%	67.2%	65.5%	67.1%
Front-end sales growth (decline)	5.7%	(3.8)%	10.8%	(3.1)%
Same store front-end sales growth (decline)	4.6%	(1.8)%	9.4%	(1.1)%
Front-end sales as a % of total retail sales	33.2%	32.8%	34.5%	32.9%
Adjusted EBITDA(*)	$122,340	$92,673	$185,322	$176,681
Store data:
Total stores (beginning of period)	2,457	2,466	2,461	2,469
New stores	—	—	—	1
Store acquisitions	—	—	—	—
Closed stores	(7)	(2)	(11)	(6)
Total stores (end of period)	2,450	2,464	2,450	2,464
Relocated stores	—	1	—	1
Remodeled and expanded stores	1	24	2	51

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 4.4% for the thirteen weeks ended August 29, 2020 compared to a decrease of 1.6% for the thirteen weeks ended August 31, 2019. The increase in revenues for the thirteen week period ended August 29, 2020 was primarily a result of an increase in same store sales.

Pharmacy same store sales increased by 2.3% for the thirteen week period ended August 29, 2020 compared to an increase of 1.5% in the thirteen week period ended August 31, 2019. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 2.6% for the thirteen week period ended August 29, 2020 driven by increases in maintenance medication fills, supported by personalized Medication Therapy Management interventions and home deliveries, despite a reduction in acute prescriptions of 4.9%.

Front-end same store sales increased 4.6% during the thirteen week period ended August 29, 2020 compared to a decrease of 1.8% during the thirteen week period ended August 31, 2019. Front-end same store sales, excluding cigarettes and tobacco products, increased 6.1%, driven by increases across a number of categories.

Revenues increased 5.6% for the twenty-six weeks ended August 29, 2020 compared to a decrease of 1.2% for the twenty-six weeks ended August 31, 2019. The increase in revenues for the twenty-six week period ended August 29, 2020 was primarily a result of an increase in same store sales.

Pharmacy same store sales increased by 2.3% for the twenty-six week period ended August 29, 2020 compared to an increase of 1.9% in the twenty-six week period ended August 31, 2019. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 1.5% for the twenty-six week period ended August 29, 2020 driven by increases in maintenance medication fills, supported by personalized Medication Therapy Management interventions and home deliveries, partially offset by a reduction in acute prescriptions of 10.0% resulting from the postponement of outpatient medical visits and elective surgical procedures in connection with the COVID-19 pandemic.

Front-end same store sales increased 9.4% during the twenty-six week period ended August 29, 2020 compared to a decrease of 1.1% during the twenty-six week period ended August 31, 2019. Front-end same store sales, excluding cigarettes and tobacco products, increased 11.1%, driven by increases in general cleaning products, sanitizers, wipes, paper products, liquor, over-the-counter products, and summer seasonal items, which were driven by the COVID-19 pandemic.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019

	(dollars in thousands)
Cost of revenues	$2,955,999	$2,815,660	$5,997,734	$5,649,973
Gross profit	1,061,913	1,032,444	2,143,449	2,062,939
Gross margin	26.4%	26.8%	26.3%	26.7%
FIFO gross profit(*)	1,053,163	1,039,948	2,122,633	2,077,932
FIFO gross margin(*)	26.2%	27.0%	26.1%	26.9%
Selling, general and administrative expenses	$1,030,075	$1,044,818	2,139,051	2,116,143
Selling, general and administrative expenses as a percentage of revenues	25.6%	27.2%	26.3%	27.4%

(*)  See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit increased $29.5 million for the thirteen week period ended August 29, 2020 compared to the thirteen week period ended August 31, 2019, driven by higher front-end sales volume and an increase in maintenance prescriptions, partially offset by a reduction in acute prescriptions and continued pharmacy reimbursement rate pressure.

Gross profit increased $80.5 million for the twenty-six week period ended August 29, 2020 compared to the twenty-six week period ended August 31, 2019, driven by an increase in front-end gross profit resulting from the increase in same store sales, partially offset by a restructuring charge of $25.8 million to establish an inventory reserve on product lines we are exiting and will no longer carry as part of our rebranding initiative and continued pharmacy reimbursement rate pressure.

Gross margin was 26.4% of sales for the thirteen week period ended August 29, 2020 compared to 26.8% of sales for the thirteen week period ended August 31, 2019. The decline in gross margin as a percentage of revenues is due primarily to continued pharmacy reimbursement rate pressure.

Gross margin was 26.3% of sales for the twenty-six week period ended August 29, 2020 compared to 26.7% of sales for the twenty-six week period ended August 31, 2019. The decline in gross margin as a percentage of revenues is due primarily to higher markdowns related to increased sales volume to our wellness+ members, continued pharmacy reimbursement rate pressures and higher discounts on front-end merchandise provided to our associates in response to the COVID-19 pandemic.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO credits were $8.8 million and $20.8 million for the thirteen and twenty-six week periods ended August 29, 2020, respectively, compared to LIFO charges of $7.5 million and $15.0 million for the thirteen and twenty-six week periods ended August 31, 2019, respectively. The LIFO credit in the thirteen week period ended August 29, 2020 was mostly due to the planned reduction in front-end inventory resulting from our rebranding initiative and lower expected pharmacy inflation.

Selling, General and Administrative Expenses

SG&A expenses decreased $14.7 million and 1.6% as a percentage of revenues for the thirteen week period ended August 29, 2020 due primarily to changes to modernize our associate PTO plans and strong expense control. These savings were partially offset by incremental costs associated with the COVID-19 pandemic and the absence of TSA income in the current quarter, as services under that agreement have been completed.

SG&A expenses increased $22.9 million for the twenty-six week period ended August 29, 2020 due primarily to a reduction in WBA TSA fees and the current year incurrence of COVID-19 related expenses, including our Hero Pay and Hero Bonus programs, store cleaning and sanitation and related measures to keep our associates and customers safe, partially offset by the changes to modernize our associate PTO plans. SG&A expenses as a percentage of revenues for the twenty-six week period ended August 29, 2020 was 26.3% compared to 27.4% for the twenty-six week period ended August 31, 2019 due to the associate PTO plan change and increased sales leverage, partially offset by higher COVID-19 related expenses.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019

	(dollars in thousands)
Revenues	$2,038,378	$1,579,069	$4,015,624	$3,145,361
Revenue growth	29.1%	1.1%	27.7%	1.3%
Adjusted EBITDA(*)	$29,263	$41,517	$73,673	$67,856

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Pharmacy Services segment revenues for the thirteen week period ended August 29, 2020 were $2,038.4 million as compared to revenues of $1,579.1 million for the thirteen week period ended August 31, 2019. Pharmacy Services segment revenues for the twenty-six week period ended August 29, 2020 were $4,015.6 million as compared to revenues of $3,145.4 million for the twenty-six week period ended August 31, 2019. The increase in revenues for the segment is primarily due to an increase in Medicare Part D membership.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019

	(dollars in thousands)
Cost of revenues	$1,939,946	$1,467,074	$3,800,409	$2,937,138
Gross profit	98,432	111,995	215,215	208,223
Gross margin	4.8%	7.1%	5.4%	6.6%
Selling, general and administrative expenses	$86,067	$90,712	174,238	182,039
Selling, general and administrative expenses as a percentage of revenues	4.2%	5.7%	4.3%	5.8%

Gross Profit and Cost of Revenues

Gross profit for the thirteen week period ended August 29, 2020 was $98.4 million as compared to gross profit of $112.0 million for the thirteen week period ended August 31, 2019. Gross profit for the twenty-six week period ended August 29, 2020 was $215.2 million as compared to gross profit of $208.2 million for the twenty-six week period ended August 31, 2019. The decrease in the thirteen week period gross profit for the segment is primarily due to a change in rebate aggregator at our MedTrak subsidiary. We anticipate that the new rebate aggregator contract will drive improved gross profit for the company and savings for its clients. The reduction was partially offset by increased revenues and improved pharmacy network management. The increase in the twenty-six week period gross profit for the segment is primarily due to increased revenues and improved pharmacy network management.

Gross margin was 4.8% of sales for the thirteen week period ended August 29, 2020 compared to 7.1% of sales for the thirteen week period ended August 31, 2019. Gross margin was 5.4% of sales for the twenty-six week period ended August 29, 2020 compared to 6.6% of sales for the twenty-six week period ended August 31, 2019. The decline in gross margin is due primarily to an increase in Medicare Part D membership and the change in rebate aggregator at our MedTrak subsidiary.

Selling, General and Administrative Expenses

Pharmacy Services segment selling, general and administrative expenses for the thirteen week period ended August 29, 2020 was $86.1 million as compared to $90.7 million for the thirteen week period ended August 31, 2019. Pharmacy Services segment selling, general and administrative expenses for the twenty-six week period ended August 29, 2020 was $174.2 million as compared to $182.0 million for the twenty-six week period ended August 31, 2019. Selling, general and administrative expenses as a percentage of Pharmacy Services segment revenue was 4.2% and 5.7% for the thirteen week periods ended August 29, 2020 and August 31, 2019, respectively. Selling, general and administrative expenses as a percentage of Pharmacy Services segment revenue was 4.3% and 5.8% for the twenty-six week periods ended August 29, 2020 and August 31, 2019, respectively. The decrease in the thirteen and twenty-six week periods selling, general and administrative expenses is primarily the result of expense control initiatives, partially offset by higher costs associated with supporting the increased Medicare Part D membership.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under the Existing Facilities. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of August 29, 2020 was $1,348.1 million, which consisted of revolver borrowing capacity of $1,297.1 million and invested cash of $51.0 million.

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

Our borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 29, 2020, we had approximately $1,750.0 million of borrowings outstanding under the Existing Facilities and had letters of credit outstanding against the Senior Secured Revolving Credit Facility of approximately $102.9 million, which resulted in additional borrowing capacity under the Senior Secured Revolving Credit Facility of $1,297.1 million. If at any time the total credit exposure outstanding under the Existing Facilities and the principal amount of our other senior obligations exceed the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall.

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

The Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200.0 million or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of August 29, 2020, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the Credit Agreement’s financial covenant. The Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

The indentures that govern our guaranteed unsecured notes and our guaranteed secured notes contain restrictions on the amount of additional secured and unsecured debt that we may incur. As of August 29, 2020, we had the ability to (i) draw the full amount under our revolving credit facility, or (ii) incur additional secured debt. In addition, we have the ability to enter into certain sale and leaseback transactions.  The ability to issue additional unsecured debt under the indenture is generally governed by an interest coverage ratio test. As of August 29, 2020, we had the ability to issue additional secured and unsecured debt under the indentures governing our unguaranteed unsecured notes.

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

	August 29,	February 29,
In millions	2020	2020
Due from EIC	$502.2	$—
Other current assets	3,521.4	3,657.0
Total current assets	$4,023.6	$3,657.0

Operating lease right-of-use assets	$2,860.7	$2,903.3
Goodwill	1,108.1	1,108.1
Other noncurrent assets	1,601.5	1,753.9
Total noncurrent assets	$5,570.3	$5,765.3

Due to EIC	$—	$13.3
Other current liabilities	2,562.7	2,731.1
Total current liabilities	$2,562.7	$2,744.4

Long-term debt less current maturities	$3,506.7	$3,077.3
Long-term operating lease liabilities	2,657.9	2,710.3
Other noncurrent liabilities	263.5	215.8
Total noncurrent liabilities	$6,428.1	$6,003.4

	Thirteen Week Period Ended	Twenty-Six Week Period Ended
In millions	August 29, 2020	August 29, 2020
Revenues (a)	$5,823.3	$11,699.6
Cost of revenues (b)	4,674.9	9,362.0
Gross profit	1,148.4	2,337.6

Net loss from continuing operations	(15.8)	(87.0)
Net income from discontinued operations	—	9.2
Net loss	$(15.8)	$(77.8)

Net loss attributable to Rite Aid	$(13.2)	$(76.7)
(a)	Includes $21.7 million and $36.0 million of revenues generated from the non-guarantor for the thirteen and twenty-six week periods ended August 29, 2020, respectively.
(b)	Includes $21.7 million and $36.0 million of cost of revenues incurred in transactions with the non-guarantor for the thirteen and twenty-six week periods ended August 29, 2020, respectively.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash used in operating activities was $476.6 million and $330.0 million for the twenty-six week periods ended August 29, 2020 and August 31, 2019, respectively. Operating cash flow was negatively impacted by the growth in our

Calendar 2020 Medicare Part D receivable, timing differences in the receipt of our monthly capitation payment from CMS, timing of receipts from pharmacy third-party payors, and lower employee benefit related accruals and wellness+ deferral, partially offset by the $52.7 million benefit from the payroll tax deferral under the CARES act and higher accrued liabilities relating to Elixir’s pharmacy network due to timing.

Cash used in investing activities was $58.8 million and $95.3 million for the twenty-six week periods ended August 29, 2020 and August 31, 2019, respectively. Cash used for the purchase of property, plant, and equipment was lower than the prior year due to less store remodels in the current year. During the twenty-six week period ended August 29, 2020, we remodeled two stores and spent $22.6 million on prescription file purchases. Proceeds from insured loss includes cash proceeds associated with civil unrest.

Cash flow provided by financing activities was $397.8 million and $425.0 million for the twenty-six week periods ended August 29, 2020 and August 31, 2019, respectively. Cash provided by financing activities for the twenty-six weeks ended August 29, 2020 reflects net revolver borrowings, in addition to borrowings to facilitate the June 25, 2020 Exchange Offer.

Capital Expenditures

During the thirteen and twenty-six week periods ended August 29, 2020 and August 31, 2019 capital expenditures were as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019

New store construction, store relocation and store remodel projects	$9,964	$16,727	$16,696	$37,334
Technology enhancements, improvements to distribution centers and other corporate requirements	24,662	26,352	46,389	46,726
Purchase of prescription files from other retail pharmacies	11,857	7,498	22,572	15,708
Total capital expenditures	$46,483	$50,577	$85,657	$99,768

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions, including those resulting from COVID-19; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolver and other sources of liquidity will be adequate to meet our requirements for working capital, debt service, capital expenditures and other strategic investments at least for the next twelve months. Based on our liquidity position, which we expect to remain strong, we do not expect to be subject to the minimum fixed charge covenant in the Existing Facilities in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances, and we may evaluate alternative sources of liquidity, including further opportunities related to any receivable due to us from CMS, sale and leaseback transactions, and other transactions to optimize our asset base. From time to time, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for shares of common stock or other debt securities (including additional secured debt), issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or seek to refinance our outstanding debt (including the Existing Facilities) or may otherwise seek transactions to reduce interest expense and extend debt maturities. We may also look to make additional investments in our business to further our strategic objectives, including targeted acquisitions. Any of these transactions could impact our financial results.

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

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” included herein and in our Fiscal 2020 10-K, “Part I – Item 1A. Risk Factors” in our Fiscal 2020 10-K and “Part II – Item 1A. Risk Factors” in our First Quarter Fiscal 2021 10-Q.

Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), charges or credits for facility closing and impairment, goodwill and intangible asset impairment charges, inventory write-downs related to store closings, gains or losses on debt retirements and modifications, the WBA merger termination fee, and other items (including stock-based compensation expense, merger and acquisition-related costs, a non-recurring litigation settlement, severance, restructuring-related costs and costs related to facility closures and gain or loss on sale of assets). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors. In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

The following is a reconciliation of our net loss to Adjusted EBITDA for the thirteen and twenty-six week periods ended August 29, 2020 and August 31, 2019:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019

	(dollars in thousands)
Net loss from continuing operations	$(13,197)	$(78,705)	$(85,899)	$(178,044)
Interest expense	50,007	60,102	100,554	118,372
Income tax expense (benefit)	47	27,628	(7,971)	35,002
Depreciation and amortization	87,117	83,044	166,220	166,970
LIFO (credit) charge	(8,750)	7,504	(20,816)	14,993
Lease termination and impairment charges	11,528	1,471	15,281	1,949
Intangible asset impairment charges	—	—	29,852	—
Gain on debt modification, net	(5,274)	—	(5,274)	—
Merger and Acquisition‑related costs	—	514	—	3,599
Stock-based compensation expense	3,936	4,712	5,810	10,092
Restructuring-related costs	23,186	25,145	58,921	68,495
Inventory write-downs related to store closings	1,058	3,149	1,892	3,990
Loss (gain) on sale of assets, net	1,092	(1,587)	(1,168)	(4,299)
Other	853	1,213	1,593	3,418
Adjusted EBITDA from continuing operations	$151,603	$134,190	$258,995	$244,537

The following is a reconciliation of our net income (loss) from continuing operations to Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share for the thirteen and twenty-six week periods ended August 29, 2020 and August 31, 2019. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, a non-recurring litigation settlement, gains or losses on debt retirements and modifications, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, restructuring-related costs and the WBA merger termination fee. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods. Adjusted Net Income (Loss) per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income (Loss):

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 29,	August 31,	August 29,	August 31,
	2020	2019	2020	2019

	(dollars in thousands)
Net loss	$(13,197)	$(78,705)	$(85,899)	$(178,044)
Add back - Income tax expense (benefit)	47	27,628	(7,971)	35,002
Loss before income taxes	(13,150)	(51,077)	(93,870)	(143,042)
Adjustments:
Amortization expense	22,695	26,596	47,115	54,256
LIFO (credit) charge	(8,750)	7,504	(20,816)	14,993
Intangible asset impairment charges	—	—	29,852	—
Gain on debt modification, net	(5,274)	—	(5,274)	—
Merger and Acquisition‑related costs	—	514	—	3,599
Restructuring-related costs	23,186	25,145	58,921	68,495
Adjusted income (loss) before income taxes	18,707	8,682	15,928	(1,699)
Adjusted income tax expense (benefit) (a)	5,171	2,394	4,402	(468)
Adjusted net income (loss)	13,536	$6,288	$11,526	$(1,231)
Net loss per diluted share	$(0.25)	$(1.48)	$(1.60)	$(3.35)
Adjusted net income (loss) per diluted share	$0.25	$0.12	$0.21	$(0.02)

(a)	The fiscal year 2021 and 2020 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL’s, state credits and valuation allowance, was used for the thirteen and twenty-six weeks ended August 29, 2020 and August 31, 2019, respectively.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of August 29, 2020 and assumes that we have repaid or refinanced our existing 6.125% Notes prior to December 31, 2022.

								Fair Value at
	2021	2022	2023	2024	2025	Thereafter	Total	August 29, 2020

	(Dollars in thousands)
Long-term debt, including current portion, excluding financing lease obligations
Fixed Rate	$—	$—	$—	$90,808	$—	$1,716,305	$1,807,113	$1,794,160
Average Interest Rate	0.00%	0.00%	0.00%	6.13%	0.00%	7.76%	7.68%
Variable Rate	$—	$—	$—	$1,750,000	$—	$—	$1,750,000	$1,750,000
Average Interest Rate	0.00%	0.00%	0.00%	2.10%	0.00%	0.00%	2.10%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of August 29, 2020, our annual interest expense would change by approximately $17.5 million.

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

ITEM 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I — Item 1A. Risk Factors” in our Fiscal 2020 10-K and in “Part II – Item 1A. Risk Factors” in our First Quarter Fiscal 2021 Form 10-Q, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of common stock during the second quarter of fiscal 2021.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced	Purchased under the
Fiscal period:	Repurchased	Per Share	Plans or Programs	Plans or Programs
May 31 to June 27, 2020	9	$12.52	—	—
June 28 to July 25, 2020	80	$15.76	—	—
July 26 to August 29, 2020	42	$14.84	—	—

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

(a)	The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Asset Purchase Agreement, dated September 18, 2017, among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Walgreen Co.**	Exhibit 2.1 to Form 8-K, filed on September 19, 2017
2.2	Receivable Purchase Agreement, dated as of February 19, 2020, by and between Envision Insurance Company and Part D Receivable Trust 2020-1 (Series A)	Exhibit 2.1 to Form 8-K, filed on February 21, 2020
2.3	Indemnity Agreement, dated as of February 19, 2020 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series A)	Exhibit 2.2 to Form 8-K, filed on February 21, 2020
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 8-K, filed on April 18, 2019

Exhibit Numbers	Description	Incorporation By Reference To
3.2	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on April 17, 2020
4.1	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
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
4.10

Indenture, dated as of July 27, 2020, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company’s 8.000% Senior Secured Notes due 2026

Exhibit 4.1 to Form 8-K filed on July 27, 2020

Exhibit Numbers	Description	Incorporation By Reference To
4.11

Supplemental Indenture, dated as of July 9, 2020, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of April 2, 2015, among Rite Aid Corporation, as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company’s 6.125% Senior Notes due 2023

Exhibit 4.3 to Form 8-K filed on July 27, 2020
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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009

10.19	Employment Agreement by and between RxOptions, LLC and its affiliates operating the EnvisionRXOptions business and Ben Bulkley dated February 15, 2019	Exhibit 10.27 to Form 10-K, filed on April 25, 2019
10.20	Separation Agreement by and between Rite Aid Corporation and John T. Standley, dated as of March 12, 2019	Exhibit 10.28 to Form 10-Q, filed on July 11, 2019
10.21	Separation Agreement by and between Rite Aid Corporation and Darren Karst, dated as of March 12, 2019	Exhibit 10.29 to Form 10-Q, filed on July 11, 2019
10.22	Separation Agreement by and between Rite Aid Corporation and Kermit Crawford, dated as of March 12, 2019	Exhibit 10.30 to Form 10-Q, filed on July 11, 2019
10.23	Amendment to Employment Agreement by and between Rite Aid Corporation and Bryan Everett, dated as of March 12, 2019	Exhibit 10.31 to Form 10-Q, filed on July 11, 2019
10.24	Amendment to Employment Agreement by and between Rite Aid Corporation and Jocelyn Z. Konrad, dated as of March 12, 2019	Exhibit 10.32 to Form 10-Q, filed on July 11, 2019
10.25	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.26	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019	Exhibit 10.34 to Form 10-Q, filed on July 11, 2019
10.27	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017	Exhibit 10.35 to Form 10-Q, filed on July 11, 2019
10.28	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016	Exhibit 10.36 to Form 10-Q, filed on July 11, 2019
10.29	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001	Exhibit 10.37 to Form 10-Q, filed on July 11, 2019
10.30	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019*	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.31	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019**	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.32	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019	Exhibit 10.2 to Form 8-K, filed on August 12, 2019

Exhibit Numbers	Description	Incorporation By Reference To
10.33	Consulting Agreement by and between Rite Aid Corporation and Avalon Retail Consulting, Inc., through its president, John T. Standley, dated August 14, 2019	Exhibit 10.1 to Form 8-K, filed on August 16, 2019
10.34	Employment Agreement dated October 2, 2019 by and between Rite Aid Corporation and James Peters	Exhibit 10.1 to Form 8-K, filed on October 2, 2019
10.35	Separation Agreement dated October 2, 2019 by and between Rite Aid Corporation and Bryan Everett	Exhibit 10.2 to Form 8-K, filed on October 2, 2019
10.36	Consulting Agreement dated October 2, 2019 by and between Rite Aid Corporation and Bryan Everett	Exhibit 10.3 to Form 8-K, filed on October 2, 2019
10.37	Employment Agreement by and between Rite Aid Corporation and James J. Comitale, dated as of October 26, 2015	Exhibit 10.41 to Form 10-K filed on April 27, 2020
10.38	Amendment to Employment Agreement by and between James J. Comitale, dated November 6, 2019	Exhibit 10.42 to Form 10-K filed on April 27, 2020
10.39	Employment Agreement by and between Rite Aid Corporation and Jessica Kazmaier, dated as of March 12, 2019	Exhibit 10.43 to Form 10-K filed on April 27, 2020
10.40	Amendment to Employment Agreement by and between Jessica Kazmaier, dated November 6, 2019	Exhibit 10.44 to Form 10-K filed on April 27, 2020
10.41	Employment Agreement by and between Justin Mennen, dated as of December 7, 2018	Exhibit 10.45 to Form 10-K filed on April 27, 2020
10.42	Amendment to Employment Agreement by and between Justin Mennen, dated November 6, 2019	Exhibit 10.46 to Form 10-K filed on April 27, 2020
10.43	Employment Agreement by and between Rite Aid Corporation and Andre Persaud, dated as of January 28, 2020	Exhibit 10.47 to Form 10-K filed on April 27, 2020
10.44	Employment Agreement by and between RxOptions, LLC and Dan Robson, dated as of December 12, 2019	Exhibit 10.48 to Form 10-K filed on April 27, 2020
10.45	Separation Agreement by and between Rite Aid Corporation and James C. Comitale, as of May 21, 2020	Exhibit 10.45 to Form 10-Q filed on July 2, 2020
10.46	Employment Agreement by and between Rite Aid Corporation and Paul D. Gilbert, as of July 29, 2020	Filed herewith
22	List of Subsidiary Guarantors	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

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

Date: October 6, 2020	RITE AID CORPORATION

	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Executive Vice President and Chief Financial Officer

Date: October 6, 2020	By:	/s/ BRIAN T. HOOVER
Brian T. Hoover
Senior Vice President and Chief Accounting Officer