Form 10-Q
period 2020-11-28
RITE AID CORP
filed 2021-01-06
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2020

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

The registrant had 55,224,363 shares of its $1.00 par value common stock outstanding as of December 16, 2020.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	the impact of widespread health developments, including the continued impact of the global coronavirus (“COVID-19”) pandemic, and the responses thereto (such as quarantines, shut downs and other restrictions on travel and commercial, social and other activities), including the reinstitution of more stringent regulations, (including mandatory stay at home orders and the availability and rollout of vaccines to treat the virus), which could materially and adversely affect, among other things, the economic, financial and labor markets in which we operate, access to credit, our front-end and pharmaceutical operations, supply chain, associates and executive and administrative personnel. These widespread health developments, or an increase in the number of cases, could also materially and adversely affect our third-party service providers, including suppliers, vendors and business partners, and customers. The COVID-19 pandemic has resulted in recessionary economic conditions which could negatively impact our sales. Any of these developments could result in a material adverse effect on our business, financial conditions and results of operations;

●	our ability to successfully implement RxEvolution, integrate acquisitions, and improve the operating performance of our stores;

●	our high level of indebtedness and our ability to satisfy our obligations and the other covenants contained in our debt agreements;

●	general competitive, economic, industry, market, political (including healthcare reform) and regulatory conditions, civil unrest (including any resulting store closures, damage, or loss of inventory), as well as other factors specific to the markets in which we operate;

●	the impact of private and public third party payors’ continued reduction in prescription drug reimbursement rates and efforts to encourage mail order;

●	our ability to achieve the benefits of our efforts to reduce the costs of our generic and other drugs;

●	the risk that changes in federal or state laws or regulations, including the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection and the Affordable Care Act (or "ACA"), and decisions of the United States Supreme Court regarding these, and any regulations enacted thereunder may occur;

●	the impact of the loss of one or more major third party payor contracts and the risk that providers and state contract changes may occur;

●	the risk that we may need to take further impairment charges if our future results do not meet our expectations;

●	our ability to refinance our indebtedness on terms favorable to us;

●	our ability to sell our Centers of Medicare and Medicaid Services (“CMS”) receivables, in whole or in part, which could negatively impact our leverage ratio if we do not consummate a sale;

●	our ability to grow prescription count and realize front-end sales growth;

●	our ability to achieve cost savings and the other benefits of our organizational restructuring within our anticipated timeframe, if at all;

●	decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

●	our ability to manage expenses and our investments in working capital;

●	the continued impact of gross margin pressure in the pharmacy benefit management (“PBM”) industries due to continued consolidation and client demand for lower prices while providing enhanced service offerings;

●	risks related to compromises of our information or payment systems or unauthorized access to confidential or personal information of our associates or customers;

●	our ability to maintain our current pharmacy services business and obtain new pharmacy services business, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations and the risk that we cannot meet client guarantees;

●	our ability to maintain our current Medicare Part D business and obtain new Medicare Part D business, as a result of the annual Medicare Part D competitive bidding process and meet the financial obligations of our bid;

●	the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

●	changes in future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies;

●	the risk that we could experience deterioration in our current Star rating with the CMS or incur CMS penalties and/or sanctions;

●	the nature, cost and outcome of pending and future litigation and other legal or regulatory proceedings, and governmental investigations;

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, which we filed with the SEC on April 27, 2020 (the “Fiscal 2020 10-K"), our Quarterly Report on Form 10-Q for the thirteen weeks ended May 30, 2020, which we filed on July 2, 2020 (the “First Quarter Fiscal 2021 10-Q”), and our Quarterly Report on Form 10-Q for the thirteen weeks ended August 29, 2020, which we filed on October 6, 2020, as well as in “Part I – Item 1A. Risk Factors” of the Fiscal 2020 10-K and in “Part II – Item 1A. Risk Factors” in the First Quarter Fiscal 2021 10-Q. To the extent that COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the risk factors described herein, in our Fiscal 2020 10-K and in our First Quarter Fiscal 2021 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	November 28,	February 29,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$50,813	$218,180
Accounts receivable, net	1,770,691	1,286,785
Inventories, net of LIFO reserve of $509,337 and $539,640	1,971,250	1,921,604
Prepaid expenses and other current assets	116,463	181,794
Current assets held for sale	42,231	92,278
Total current assets	3,951,448	3,700,641
Property, plant and equipment, net	1,045,682	1,215,838
Operating lease right-of-use assets	2,892,445	2,903,256
Goodwill	1,108,136	1,108,136
Other intangibles, net	291,013	359,491
Deferred tax assets	16,680	16,680
Other assets	123,999	148,327
Total assets	$9,429,403	$9,452,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$7,097	$8,840
Accounts payable	1,482,521	1,484,081
Accrued salaries, wages and other current liabilities	676,582	746,318
Current portion of operating lease liabilities	489,867	490,161
Current liabilities held for sale	—	37,063
Total current liabilities	2,656,067	2,766,463
Long-term debt, less current maturities	3,200,577	3,077,268
Long-term operating lease liabilities	2,676,153	2,710,347
Lease financing obligations, less current maturities	17,098	19,326
Other noncurrent liabilities	268,973	204,438
Total liabilities	8,818,868	8,777,842
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 55,251 and 54,716	55,251	54,716
Additional paid-in capital	5,895,709	5,890,903
Accumulated deficit	(5,294,608)	(5,222,194)
Accumulated other comprehensive loss	(45,817)	(48,898)
Total stockholders’ equity	610,535	674,527
Total liabilities and stockholders’ equity	$9,429,403	$9,452,369

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	November 28, 2020	November 30, 2019
Revenues	$6,117,038	$5,462,298
Costs and expenses:
Cost of revenues	4,913,939	4,273,323
Selling, general and administrative expenses	1,156,355	1,134,854
Lease termination and impairment charges	7,453	166
Interest expense	50,835	57,856
Gain on debt retirements, net	—	(55,692)
Gain on sale of assets, net	(16,305)	(1,371)
	6,112,277	5,409,136
Income from continuing operations before income taxes	4,761	53,162
Income tax expense	437	876
Net income from continuing operations	4,324	52,286
Net loss from discontinued operations, net of tax	—	(801)
Net income	$4,324	$51,485
Computation of income attributable to common stockholders:
Income from continuing operations attributable to common stockholders—basic and diluted	$4,324	$52,286
Loss from discontinued operations attributable to common stockholders—basic and diluted	—	(801)
Income attributable to common stockholders—basic and diluted	$4,324	$51,485
Basic income per share:
Continuing operations	$0.08	$0.98
Discontinued operations	$—	$(0.01)
Net basic income per share	$0.08	$0.97
Diluted income per share:
Continuing operations	$0.08	$0.98
Discontinued operations	$—	$(0.02)
Net diluted income per share	$0.08	$0.96

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	November 28, 2020	November 30, 2019
Net income	$4,324	$51,485
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	911	415
Change in fair value of interest rate cap	116	86
Total other comprehensive income	1,027	501
Comprehensive income	$5,351	$51,986

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirty-Nine Week Period Ended
	November 28, 2020	November 30, 2019
Revenues	$18,126,384	$16,201,151
Costs and expenses:
Cost of revenues	14,564,621	12,741,014
Selling, general and administrative expenses	3,469,644	3,433,036
Lease termination and impairment charges	22,734	2,115
Intangible asset impairment charges	29,852	—
Interest expense	151,389	176,228
Gain on debt modifications and retirements, net	(5,274)	(55,692)
Gain on sale of assets, net	(17,473)	(5,670)
	18,215,493	16,291,031
Loss from continuing operations before income taxes	(89,109)	(89,880)
Income tax (benefit) expense	(7,534)	35,878
Net loss from continuing operations	(81,575)	(125,758)
Net income (loss) from discontinued operations, net of tax	9,161	(1,695)
Net loss	$(72,414)	$(127,453)
Computation of loss attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(81,575)	$(125,758)
Income (loss) from discontinued operations attributable to common stockholders—basic and diluted	9,161	(1,695)
Loss attributable to common stockholders—basic and diluted	$(72,414)	$(127,453)
Basic and diluted loss per share:
Continuing operations	$(1.52)	$(2.37)
Discontinued operations	$0.17	$(0.03)
Net basic and diluted loss per share	$(1.35)	$(2.40)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 28, 2020	November 30, 2019
Net loss	$(72,414)	$(127,453)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	2,734	1,245
Change in fair value of interest rate cap	347	(587)
Total other comprehensive income	3,081	658
Comprehensive loss	$(69,333)	$(126,795)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE FEBRUARY 29, 2020	54,716	$54,716	$5,890,903	$(5,222,194)	$(48,898)	$674,527
Net loss				(63,541)		(63,541)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					911	911
Change in fair value of interest rate cap					116	116
Comprehensive loss						(62,514)
Issuance of restricted stock	19	19	(19)			—
Exchange of restricted shares for taxes	(7)	(7)	(92)			(99)
Cancellation of restricted stock	(53)	(53)	53			—
Amortization of restricted stock balance			1,725			1,725
Stock-based compensation expense			150			150
BALANCE MAY 30, 2020	54,675	$54,675	$5,892,720	$(5,285,735)	$(47,871)	$613,789
Net loss				(13,197)		(13,197)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					912	912
Change in fair value of interest rate cap					115	115
Comprehensive loss						(12,170)
Issuance of restricted stock	717	717	(717)			—
Exchange of restricted shares for taxes	(131)	(131)	(1,872)			(2,003)
Cancellation of restricted stock	(37)	(37)	37			—
Amortization of restricted stock balance			3,272			3,272
Stock-based compensation expense			150			150
BALANCE AUGUST 29, 2020	55,224	55,224	5,893,590	(5,298,932)	(46,844)	603,038
Net income				4,324		4,324
Other comprehensive income:
Changes in Defined Benefit Plans, net of $0 tax expense					911	911
Change in fair value of interest rate cap					116	116
Comprehensive income						5,351
Issuance of restricted stock	30	30	(30)			—
Exchange of restricted shares for taxes	(6)	(6)	(58)			(64)
Cancellation of restricted stock	3	3	(3)			—
Amortization of restricted stock balance			2,060			2,060
Stock-based compensation expense	—	—	150			150
BALANCE NOVEMBER 28, 2020	55,251	$55,251	$5,895,709	$(5,294,608)	$(45,817)	$610,535

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE MARCH 2, 2019	54,016	$54,016	$5,876,977	$(4,713,244)	$(31,059)	$1,186,690
Net loss				(99,659)		(99,659)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					415	415
Change in fair value of interest rate cap					(656)	(656)
Comprehensive loss						(99,900)
Adoption of ASU 2016-02				(56,776)		(56,776)
Exchange of restricted shares for taxes	(5)	(5)	(190)			(195)
Cancellation of restricted stock	(178)	(178)	178			—
Amortization of restricted stock balance			5,016			5,016
Stock-based compensation expense			382			382
BALANCE JUNE 1, 2019	53,833	$53,833	$5,882,363	$(4,869,679)	$(31,300)	$1,035,217
Net loss				(79,279)		(79,279)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					415	415
Change in fair value of interest rate cap					(17)	(17)
Comprehensive loss						(78,881)
Exchange of restricted shares for taxes	(134)	(134)	(656)			(790)
Issuance of restricted stock	1,257	1,257	(1,257)			—
Cancellation of restricted stock	(60)	(60)	60			—
Amortization of restricted stock balance			5,003			5,003
Stock-based compensation expense			37			37
BALANCE AUGUST 31, 2019	54,896	54,896	5,885,550	(4,948,958)	(30,902)	960,586
Net income				51,485		51,485
Other comprehensive income:
Changes in Defined Benefit Plans, net of $0 tax expense					415	415
Change in fair value of interest rate cap					86	86
Comprehensive income						51,986
Exchange of restricted shares for taxes	(66)	(66)	(521)			(587)
Issuance of restricted stock	114	114	(114)			—
Cancellation of restricted stock	(82)	(82)	82			—
Amortization of restricted stock balance			3,736			3,736
Stock-based compensation expense			137			137
BALANCE NOVEMBER 30, 2019	54,862	$54,862	$5,888,870	$(4,897,473)	$(30,401)	$1,015,858

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 28, 2020	November 30, 2019
Operating activities:
Net loss	$(72,414)	$(127,453)
Net income (loss) from discontinued operations, net of tax	9,161	(1,695)
Net loss from continuing operations	$(81,575)	$(125,758)
Adjustments to reconcile to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	249,556	248,977
Lease termination and impairment charges	22,734	2,115
Intangible asset impairment charges	29,852	—
LIFO (credit) charge	(30,303)	7,553
Gain on sale of assets, net	(17,473)	(5,670)
Stock-based compensation expense	8,677	13,598
Gain on debt modifications and retirements, net	(5,274)	(55,692)
Changes in deferred taxes	—	26,979
Changes in operating assets and liabilities:
Accounts receivable	(507,778)	99,498
Inventories	(19,532)	(92,657)
Accounts payable	1,460	(38,245)
Operating lease right-of-use assets and operating lease liabilities	(25,319)	22,803
Other assets	75,265	(42,715)
Other liabilities	45,867	32,889
Net cash (used in) provided by operating activities of continuing operations	(253,843)	93,675
Investing activities:
Payments for property, plant and equipment	(127,389)	(129,135)
Intangible assets acquired	(28,703)	(33,435)
Proceeds from insured loss	12,500	—
Proceeds from dispositions of assets and investments	9,086	55,971
Proceeds from sale-leaseback transactions	89,012	—
Net cash used in investing activities of continuing operations	(45,494)	(106,599)
Financing activities:
Proceeds from issuance of long-term debt	849,918	—
Net proceeds from revolver	341,000	260,000
Principal payments on long-term debt	(1,057,376)	(104,702)
Change in zero balance cash accounts	5,545	(11,749)
Payments for taxes related to net share settlement of equity awards	(2,165)	(1,573)
Financing fees paid for early debt redemption	(2,399)	(518)
Deferred financing costs paid	(14,674)	(315)
Net cash provided by financing activities of continuing operations	119,849	141,143
Cash flows from discontinued operations:
Operating activities of discontinued operations	(82,189)	(7,148)
Investing activities of discontinued operations	94,310	24,074
Financing activities of discontinued operations	—	—
Net cash provided by discontinued operations	12,121	16,926
(Decrease) increase in cash and cash equivalents	(167,367)	145,145
Cash and cash equivalents, beginning of period	218,180	144,353
Cash and cash equivalents, end of period	$50,813	$289,498

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended November 28, 2020 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2020 10-K.

Revenue Recognition

The following table disaggregates the Company’s revenue by major source in each segment for the thirteen and thirty-nine week periods ended November 28, 2020 and November 30, 2019:

	November 28,	November 30,	November 28,	November 30,
	2020	2019	2020	2019
In thousands	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Retail Pharmacy segment:
Pharmacy sales	$2,837,137	$2,623,832	$8,123,143	$7,761,052
Front-end sales	1,245,340	1,250,946	4,033,739	3,767,796
Other revenue	27,115	35,168	93,893	94,010
Total Retail Pharmacy segment	4,109,592	3,909,946	12,250,775	11,622,858
Pharmacy Services segment	2,084,402	1,613,109	6,100,026	4,758,470
Intersegment elimination	(76,956)	(60,757)	(224,417)	(180,177)
Total revenue	$6,117,038	$5,462,298	$18,126,384	$16,201,151

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

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Points earned pursuant to the wellness+ program represent a performance obligation and the Company allocates revenue between the merchandise purchased and the wellness+ points based on the relative stand-alone selling price of each performance obligation. The relative value of the wellness+ points is initially deferred as a contract liability (included in other current and noncurrent liabilities). As members receive discounted front-end merchandise or when the benefit period expires, the Retail Pharmacy segment recognizes an allocable portion of the deferred contract liability into revenue. For the thirteen week period ended November 28, 2020, the Company recognized $18,202 of deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $5,601 as of November 28, 2020, which is included in other current liabilities. The Retail Pharmacy segment had accrued contract liabilities of $52,668 as of February 29, 2020, which is included in other current liabilities.

The existing wellness+ program was terminated as of July 1, 2020, with benefits earned as of that date available to be used through the end of calendar 2020. In December 2020, the Company granted a temporary extension of benefits to previous members that were eligible for a discount as of December 31, 2020 such that those prior members will be eligible to continue to receive that discount on purchases made through June 30, 2021 with no additional purchase requirement. New and existing customers who were not already eligible for “Gold” benefits will still have the opportunity to earn additional discounts on purchases made through June 30, 2021.

Selling, General and Administrative Expenses

During the second quarter of fiscal 2021, the Company changed its compensated absence policy for certain associates.  Under the revised policy, benefits are earned and used within the same year, whereas previously benefits earned in one year could be used within a succeeding year.  The impact of this change resulted in a reduction in the Company’s associate paid time off “PTO” accrual of approximately $15,026 and $39,800 during the thirteen and thirty-nine weeks ended November 28, 2020, respectively.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the recognition of deferred tax liabilities and the methodology for calculating income taxes in the interim period. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020 (fiscal 2022). The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Company’s financial position.

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

For the thirteen week period ended November 28, 2020, the Company incurred total restructuring-related costs of $12,175, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$738	$421	$1,159
Non-executive retention costs associated with the March 2019 reorganization (b)	—	—	—
Professional and other fees relating to restructuring activities (c)	10,867	149	11,016
Total restructuring-related costs	$11,605	$570	$12,175

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

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

For the thirty-nine week period ended November 28, 2020, the Company incurred total restructuring-related costs of $71,096, of which $45,333 is included as a component of SG&A and $25,763 is included as a component of cost of revenues. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$13,346	$3,212	$16,558
Non-executive retention costs associated with the March 2019 reorganization (b)	1,136	(124)	1,012
Professional and other fees relating to restructuring activities (c)	27,510	253	27,763
SKU optimization charges (d)	25,763	—	25,763
Total restructuring-related costs	$67,755	$3,341	$71,096

In addition, during the thirteen week period ended May 30, 2020, the Company incurred intangible asset impairment charges of $29,852 in connection with its rebranding initiatives as described in Note 10, Goodwill and Other Intangible Assets.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

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

A summary of activity for the thirty-nine week period ended November 28, 2020 in the restructuring-related liabilities associated with the programs noted above, which is included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related		Professional and
	costs (a)	Retention costs (b)	other fees (c)	Total

Balance at February 29, 2020	$36,228	$6,432	$2,394	$45,054
Additions charged to expense	4,811	629	4,532	9,972
Cash payments	(13,055)	—	(5,046)	(18,101)
Balance at May 30, 2020	$27,984	$7,061	$1,880	$36,925
Additions charged to expense	10,588	383	12,215	23,186
Cash payments	(9,077)	(7,444)	(12,554)	(29,075)
Balance at August 29, 2020	$29,495	$—	$1,541	$31,036
Additions charged to expense	1,159	—	11,016	12,175
Cash payments	(11,770)	—	(7,473)	(19,243)
Balance at November 28, 2020	$18,884	$—	$5,084	$23,968
(a)	– Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with ongoing reorganization efforts.
(b)	– As part of its March 2019 reorganization, the Company incurred costs with the implementation of a retention plan for certain of its key associates.
(c)	– Professional and other fees include costs incurred in connection with the identification and implementation of initiatives associated with restructuring activities.
(d)	– Inventory reserve on product lines the Company is exiting and will no longer carry as part of its rebranding initiative.

The Company anticipates incurring approximately $80,000 during fiscal 2021 in connection with its continued restructuring activities.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

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

The Company had agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the Transition Services Agreement (“TSA”), the Company provided various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA had been extended to October 17, 2020, unless earlier terminated. In connection with these services, the Company purchased the related inventory and incurred cash payments for the selling, general and administrative activities, which, the Company billed on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen and thirty-nine week periods ended November 28, 2020 were $0 and $35,167, respectively. Total billings for these items during the thirteen and thirty-nine week periods ended November 30, 2019 were $619,680 and $2,726,436, respectively, of which $105,431 is included in Accounts receivable, net. The Company recorded WBA TSA fees of $0 and $1,467 during the thirteen and thirty-nine week periods ended November 28, 2020, respectively, which are reflected as a reduction to selling, general and administrative expenses. The Company recorded WBA TSA fees of $7,870 and $33,403 during the thirteen and thirty-nine week periods ended November 30, 2019, respectively, which are reflected as a reduction to selling, general and administrative expenses. In conjunction with the transfer of the final distribution center during the quarter ended May 30, 2020, the Company has substantially completed its obligations under the TSA. On July 14, 2020, the Company entered into a letter agreement with WBA to terminate the services under the TSA, other than certain specified services relating to real estate, accounting, tax, and accounts receivable systems that continued until October 17, 2020 and certain specified services relating to human resources to be performed after October 17, 2020.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Based on its magnitude and because the Company exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company's operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05-Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposal Group to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended November 28, 2020 and February 29, 2020, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

The carrying amount of the Assets to be Sold to WBA, which were included in the Retail Pharmacy segment, have been reclassified from their historical balance sheet presentation to current assets and liabilities held for sale as follows:

	November 28,	February 29,
	2020	2020
Inventories	$—	$13,719
Property and equipment	—	43,576
Operating lease right-of-use asset	—	34,983
Current assets held for sale	$—	$92,278
Current portion of operating lease liabilities	$—	$2,002
Long-term operating lease liabilities	—	35,061
Current liabilities held for sale	$—	$37,063

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The operating results of the discontinued operations that are reflected on the consolidated statements of operations within net income (loss) from discontinued operations are as follows:

	November 28,	November 30,	November 28,	November 30,
	2020	2019	2020	2019
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Revenues	$—	$(13)	$174	$(136)
Costs and expenses:
Cost of revenues(a)	—	374	8	838
Selling, general and administrative expenses(a)	—	306	871	1,170
Loss (gain) on sale of assets, net	—	89	(14,149)	(433)
	—	769	(13,270)	1,575
(Loss) income from discontinued operations before income taxes	—	(782)	13,444	(1,711)
Income tax expense (benefit)	—	19	4,283	(16)
Net (loss) income from discontinued operations, net of tax	$—	$(801)	$9,161	$(1,695)
(a)	Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28,	November 30,	November 28,	November 30,
	2020	2019	2020	2019
Basic and diluted income (loss) per share:
Numerator:
Net income (loss) from continuing operations	$4,324	$52,286	$(81,575)	$(125,758)
Net (loss) income from discontinued operations	—	(801)	9,161	(1,695)
Income (loss) attributable to common stockholders— basic and diluted	$4,324	$51,485	$(72,414)	$(127,453)
Denominator:
Basic weighted average shares	53,744	53,310	53,600	53,159
Outstanding options and restricted shares, net	335	274	—	—
Diluted weighted average shares	54,079	53,584	53,600	53,159
Basic income (loss) per share:
Continuing operations	$0.08	$0.98	$(1.52)	$(2.37)
Discontinued operations	-	(0.01)	0.17	(0.03)
Net basic income (loss) per share	$0.08	$0.97	$(1.35)	$(2.40)
Diluted income (loss) per share:
Continuing operations	$0.08	$0.98	$(1.52)	$(2.37)
Discontinued operations	-	(0.02)	0.17	(0.03)
Net diluted income (loss) per share	$0.08	$0.96	$(1.35)	$(2.40)

Due to their antidilutive effect, 171 and 820 potential common shares related to stock options have been excluded from the computation of diluted income (loss) per share for the thirteen week periods ended November 28, 2020 and November 30, 2019, respectively. Due to their antidilutive effect, 782 and 1,431 potential common shares related to stock options have been excluded from the computation of diluted income (loss) per share for the thirty-nine week periods ended November 28, 2020 and November 30, 2019, respectively. Also, excluded from the computation of diluted income (loss) per share for the thirteen week periods ended November 28, 2020 and November 30, 2019 are restricted shares of 0, which are included in shares outstanding. Excluded from the computation of diluted income (loss) per share for the thirty-nine week periods ended November 28, 2020 and November 30, 2019 are restricted shares of 1,499 and 1,481, respectively, which are included in shares outstanding.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

5. Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week Period		Thirty-Nine Week Period
	Ended		Ended
	November 28,	November 30,	November 28,	November 30,
	2020	2019	2020	2019
Impairment charges	$3,797	$121	$15,230	$1,533
Lease termination charges	—	—	—	—
Facility exit charges	3,656	45	7,504	582
	$7,453	$166	$22,734	$2,115

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirty-nine week period ended November 28, 2020, long-lived assets from continuing operations with a carrying value of $20,485, were written down to their fair value of $5,255, resulting in an impairment charge of $15,230 of which $3,797 relates to the thirteen week period ended November 28, 2020. Of the $15,230, $4,640 relates to a terminated software

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

project and the replacement of existing software, $4,995 relates to the closure of the remaining RediClinic operations and $5,595 relates to store and corporate assets. During the thirty-nine week period ended November 30, 2019, long-lived assets from continuing operations with a carrying value of $1,533, primarily store assets, were written down to their fair value of $0, resulting in an impairment charge of $1,533 of which $121 relates to the thirteen week period ended November 30, 2019. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at November 28, 2020 and November 30, 2019:

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	November 28, 2020
Long-lived assets held for use	$—	$—	$1,071	$1,071	$(12,635)
Long-lived assets held for sale	$—	$4,184	$—	$4,184	$(2,595)
Total	$—	$4,184	$1,071	$5,255	$(15,230)

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	November 30, 2019
Long-lived assets held for use	$—	$—	$—	$—	$(1,533)
Long-lived assets held for sale	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$(1,533)

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

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table reflects changes in the Company’s closed store liability relating to closed store and distribution center charges for new closures, changes in assumptions and interest accretion:

	Thirteen Week Period		Thirty-Nine Week Period
	Ended		Ended
	November 28,	November 30,	November 28,	November 30,
	2020	2019	2020	2019
Balance—beginning of period	$2,605	$6,341	$2,253	$124,046
Existing Topic 420 liabilities eliminated by recording a reduction to the ROU asset	—	—	—	(112,288)
Provision for present value of executory costs for closed stores	664	—	664	—
Changes in assumptions about future sublease income	(496)	—	—	—
Interest accretion	21	—	21	—
Cash payments, net of sublease income	(15)	(3,132)	(159)	(8,549)
Balance—end of period	$2,779	$3,209	$2,779	$3,209

6. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 5, Lease Termination and Impairment Charges, for the recognition and disclosure of fair value measurements.

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of November 28, 2020 and February 29, 2020, the Company has $7,003 and $7,022, respectively, of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets. The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,200,577 and $3,212,995, respectively, as of November 28, 2020. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $3,077,268 and $3,021,385, respectively, as of February 29, 2020.

7. Income Taxes

The Company recorded an income tax expense from continuing operations of $437 and $876 for the thirteen week periods ended November 28, 2020 and November 30, 2019, respectively. The Company recorded an income tax

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

benefit from continuing operations of $7,534 and an income tax expense from continuing operations of $35,878 for the thirty-nine week periods ended November 28, 2020 and November 30, 2019, respectively. The effective tax rate for the thirteen week periods ended November 28, 2020 and November 30, 2019 was 9.2% and 1.6%, respectively. The effective tax rate for the thirty-nine week periods ended November 28, 2020 and November 30, 2019 was 8.5% and (39.9)%, respectively. The effective tax rate for the thirteen and thirty-nine week periods ended November 28, 2020 was net of an adjustment of (61.0)% and (5.2)%, respectively, to increase the valuation allowance against deferred tax assets. The effective tax rate for the thirteen and thirty-nine week periods ended November 30, 2019 was net of an adjustment of (31.8)% and (61.0)%, respectively, to increase the valuation allowance against deferred tax assets.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $1,676,903 and $1,673,119, which relates to federal and state deferred tax assets that may not be realized based on the Company's future projections of taxable income at November 28, 2020 and February 29, 2020, respectively.

8. Medicare Part D

The Company offers Medicare Part D benefits through EIC, which has contracted with CMS to be a Prescription Drug Plan (“PDP”) and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EIC is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EIC must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EIC is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $24,074 as of September 30, 2020. EIC was in excess of the minimum required amounts in these states as of November 28, 2020.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

On February 19, 2020, the Company entered into a receivable purchase agreement (the “2019 Receivable Purchase Agreement”) with Bank of America, N.A. (the “Purchaser”).

Pursuant to the terms and conditions set forth in the 2019 Receivable Purchase Agreement, the Company sold $501,422 of its calendar 2019 CMS receivable for $484,547, of which $449,949 was received on February 19, 2020. As of November 28, 2020, $3,293, which is included in accounts receivable, net, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $16,875, which was included as a component of loss on sale of assets, net in the fourth quarter of fiscal 2020.

On February 19, 2020, concurrent with the 2019 Receivable Purchase Agreement, the Company entered into an indemnity agreement (the “2019 Indemnity Agreement”), whereby the Company has agreed to indemnify, reimburse and hold Purchaser harmless from certain liabilities and expenses actually suffered or incurred by the Purchaser resulting from the occurrence of certain events as specified in the 2019 Indemnity Agreement. Based on its evaluation of the 2019 Indemnity Agreement, the Company has determined that it is highly unlikely that the events covered under the 2019 Indemnity Agreement would occur, and consequently, the Company has not recorded any indemnification liability associated with the 2019 Indemnity Agreement.

On November 12, 2020, the Company entered into a receivable purchase agreement (the “November 2020 Receivable Purchase Agreement”) with Purchaser, which was on terms similar to the 2019 Receivable Purchase Agreement.

Pursuant to the terms and conditions set forth in the November 2020 Receivable Purchase Agreement, the Company sold $464,019, a portion of its calendar 2020 CMS receivable, for $444,812, of which $412,795 was received on November 12, 2020. The remaining $32,017, which is included in accounts receivable, net as of November 28, 2020, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $19,207, which is included as a component of gain on sale of assets, net.

On November 12, 2020, concurrent with the November 2020 Receivable Purchase Agreement, the Company entered into an indemnity agreement (the “November 2020 Indemnity Agreement”), whereby the Company has agreed to indemnify, reimburse and hold Purchaser harmless from certain liabilities and expenses actually suffered or incurred by the Purchaser resulting from the occurrence of certain events as specified in the November 2020 Indemnity Agreement. Based on its evaluation of the November 2020 Indemnity Agreement, the Company has determined that it is highly unlikely that the events covered under the November 2020 Indemnity Agreement would occur, and consequently, the Company has not recorded any indemnification liability associated with the November 2020 Indemnity Agreement.

As of November 28, 2020, accounts receivable, net included $243,001 due from CMS. As of February 29, 2020, accrued salaries, wages and other current liabilities included $14,083 of amounts due to CMS.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

9. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables of $656,784 and $530,451 included in Accounts receivable, net, as of November 28, 2020 and February 29, 2020, respectively.

10. Goodwill and Other Intangible Assets

There was no goodwill impairment charge for the thirteen and thirty-nine week periods ended November 28, 2020. At November 28, 2020 and February 29, 2020, accumulated impairment losses for the Pharmacy Services segment was $574,712.

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of November 28, 2020 and February 29, 2020.

	November 28, 2020					February 29, 2020
				Remaining					Remaining
				Weighted					Weighted
	Gross			Average		Gross			Average
	Carrying	Accumulated		Amortization		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period		Amount	Amortization	Net	Period
Non-compete agreements and other(a)	$194,195	$(170,867)	$23,328	3	years	$186,183	$(163,575)	$22,608	3	years
Prescription files	968,617	(892,646)	75,971	3	years	950,887	(867,430)	83,457	3	years
Customer relationships(a)	388,000	(254,494)	133,506	11	years	388,000	(231,015)	156,985	12	years
CMS license	57,500	(12,497)	45,003	20	years	57,500	(10,772)	46,728	21	years
Claims adjudication and other developed software	58,985	(45,780)	13,205	2	years	58,985	(39,459)	19,526	3	years
Trademarks	—	—	—	0	years	20,100	(9,413)	10,687	6	years
Backlog	11,500	(11,500)	—	0	years	11,500	(11,500)	—	0	years
Total finite	$1,678,797	$(1,387,784)	291,013			$1,673,155	$(1,333,164)	$339,991
Trademarks	—	—	—	Indefinite		19,500	—	19,500	Indefinite
Total	$1,678,797	$(1,387,784)	$291,013			$1,692,655	$(1,333,164)	$359,491
(a)	Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

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

Amortization expense for these intangible assets and liabilities was $21,236 and $68,351 for the thirteen and thirty-nine week periods ended November 28, 2020, respectively. Amortization expense for these intangible assets and liabilities was $24,920 and $79,176 for the thirteen and thirty-nine week periods ended November 30, 2019, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2021—$86,400; 2022—$67,155; 2023—$51,885; 2024—$38,220 and 2025—$26,938.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

11. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at November 28, 2020 and February 29, 2020:

	November 28,	February 29,
	2020	2020
Secured Debt:
Senior secured revolving credit facility due December 2023 ($991,000 and $650,000 face value less unamortized debt issuance costs of $15,369 and $19,167)	$975,631	$630,833
FILO term loan due December 2023 ($450,000 face value less unamortized debt issuance costs of $2,434 and $3,046)	447,566	446,954
	1,423,197	1,077,787
Second Lien Secured Debt:
7.5% senior notes due July 2025 ($600,000 face value less unamortized debt issuance costs of $9,388 and $10,927)	590,612	589,073
8.0% senior notes due November 2026 ($849,918 and $0 face value less unamortized debt issuance costs of $18,914 and $0)	831,004	—
	1,421,616	589,073
Guaranteed Unsecured Debt:
6.125% senior notes due April 2023 ($90,808 and $1,153,490 face value less unamortized debt issuance costs of $502 and $8,430)	90,306	1,145,060
	90,306	1,145,060
Unguaranteed Unsecured Debt:
7.70% notes due February 2027 ($237,386 face value less unamortized debt issuance costs of $809 and $908)	236,577	236,478
6.875% fixed-rate senior notes due December 2028 ($29,001 face value less unamortized debt issuance costs of $120 and $131)	28,881	28,870
	265,458	265,348
Lease financing obligations	24,195	28,166
Total debt	3,224,772	3,105,434
Current maturities of long-term debt and lease financing obligations	(7,097)	(8,840)
Long-term debt and lease financing obligations, less current maturities	$3,217,675	$3,096,594

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

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

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

The Company’s borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 28, 2020, the Company had $1,441,000 of borrowings outstanding under the Existing Facilities and had letters of credit outstanding against the Senior Secured Revolving Credit Facility of $107,739 which resulted in additional borrowing capacity under the Senior Secured Revolving Credit Facility of $1,601,261. If at any time the total credit exposure outstanding under the Existing Facilities and the principal amount of our other senior obligations exceed the borrowing base, the Company will be required to make certain other mandatory prepayments to eliminate such shortfall.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The Credit Agreement has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200,000 or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of November 28, 2020, the Company’s fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the Credit Agreement’s financial covenant. The Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

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

On June 25, 2020, the Company commenced an offer to exchange (the “June 25, 2020 Exchange Offer”) up to $750,000 aggregate principal amount of the outstanding 6.125% Notes for a combination of $600,000 newly issued 8.0% Senior Secured Notes due 2026 (the “8.0% Notes”) and $145,500 cash. On July 10, 2020, the Company increased the maximum amount of 6.125% Notes that may be accepted for exchange from $750,000 to $1,125,000 and, on July 24, 2020, the Company announced that it accepted for payment $1,062,682 aggregate principal amount of the 6.125% Notes in exchange for $849,918 aggregate principal amount of newly issued 8.0% Notes and $206,373 in cash. In connection therewith, the Company recorded a gain on debt modification of $5,274 which is included in the results of operations and cash flows of continuing operations. The 8.0% Notes are secured on an equal and ratable basis by the same assets that secure the 7.500% Notes. The 8.0% Notes are guaranteed on a senior secured basis by the same subsidiaries that guarantee the 7.500% Notes. In conjunction with the June 25, 2020 Exchange Offer, the Company also commenced a solicitation of consents from the holders of outstanding 6.125% Notes to certain proposed amendments to the indenture governing the 6.125% Notes. On July 9, 2020, following the receipt of the requisite number of consents, the Company entered into a supplemental indenture, which modified certain limitations in the debt covenant to allow for the creation of the 8.0% Notes.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2021 and thereafter are as follows: 2021—$0; 2022—$0; 2023—$0; 2024—$1,531,808; 2025—$0 and $1,716,305 thereafter. These aggregate annual principal payments of long-term debt assume that the Company has repaid or refinanced its existing 6.125% Notes prior to December 31, 2022.

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

The following table is a summary of the Company’s components of net lease cost for the thirteen and thirty-nine week periods ended November 28, 2020 and November 30, 2019:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28, 2020	November 30, 2019	November 28, 2020	November 30, 2019
Operating lease cost	$160,794	$163,035	$483,558	$492,020
Financing lease cost:
Amortization of right-of-use asset	1,092	1,419	3,316	4,463
Interest on long-term finance lease liabilities	595	775	1,927	2,536
Total finance lease costs	$1,687	$2,194	$5,243	$6,999
Short-term lease costs	476	445	913	561
Variable lease costs	42,949	42,723	128,078	126,037
Less: sublease income	(3,511)	(5,195)	(11,530)	(16,353)
Net lease cost	$202,395	$203,202	$606,262	$609,264

Supplemental cash flow information related to leases for the thirty-nine week periods ended November 28, 2020 and November 30, 2019:

	Thirty-Nine Week Period Ended
	November 28, 2020	November 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$507,989	$469,207
Operating cash flows paid for interest portion of finance leases	1,927	2,536
Financing cash flows paid for principal portion of finance leases	3,613	4,939
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	342,915	265,612
Finance leases	—	—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Supplemental balance sheet information related to leases as of November 28, 2020 and February 29, 2020 (in thousands, except lease term and discount rate):

	November 28,	February 29,
	2020	2020
Operating leases:
Operating lease right-of-use asset	$2,892,445	$2,903,256

Short-term operating lease liabilities	$489,867	$490,161
Long-term operating lease liabilities	2,676,153	2,710,347
Total operating lease liabilities	$3,166,020	$3,200,508

Finance leases:
Property, plant and equipment, net	$17,031	$19,904

Current maturities of long-term debt and lease financing obligations	$7,097	$8,840
Lease financing obligations, less current maturities	17,098	19,326
Total finance lease liabilities	$24,195	$28,166
Weighted average remaining lease term
Operating leases	7.7	7.8
Finance leases	8.8	8.9

Weighted average discount rate
Operating leases	6.1%	6.1%
Finance leases	9.9%	10.2%

The following table summarizes the maturity of lease liabilities under finance and operating leases as of November 28, 2020:

	November 28, 2020
	Finance	Operating
Fiscal year	Leases	Leases (1)	Total
2021 (remaining thirteen weeks)	$5,040	$167,984	$173,024
2022	7,823	651,961	659,784
2023	3,470	604,610	608,080
2024	3,278	545,123	548,401
2025	2,922	450,389	453,311
Thereafter	14,540	1,553,990	1,568,530
Total lease payments	37,073	3,974,057	4,011,130
Less: imputed interest	(12,878)	(808,037)	(820,915)
Total lease liabilities	$24,195	$3,166,020	$3,190,215
(1)	– Future operating lease payments have not been reduced by minimum sublease rentals of $43 million due in the future under noncancelable leases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

During the thirteen week period ended November 28, 2020, the Company sold six owned and operating properties, including the Company’s Perryman, MD distribution center and five retail stores to independent third parties. In addition, during the thirty-nine week period ended November 28, 2020, the Company also sold one owned and operating property, the Company’s Ice Cream Plant, to an independent third party. Net proceeds from the sales were $80,551 and $89,012 for the thirteen and thirty-nine week periods ended November 28, 2020, respectively. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over minimum lease terms between 15 and 20 years. The Company accounted for these leases as operating lease right-of-use assets and corresponding operating lease liabilities in accordance with the Lease Standard. The transactions resulted in a gain of $33,092 and $39,311 which is included in the gain on sale of assets, net for the thirteen and thirty-nine week periods ended November 28, 2020, respectively. During the thirteen and thirty-nine week periods ended November 30, 2019, the Company did not enter into any sale-leaseback transactions. The Company has additional capacity under its outstanding debt agreements to enter into additional sale-leaseback transactions.

As of November 28, 2020, the Company has identified certain distribution center and store assets which it intends to sell and leaseback. The carrying amount of these assets of $42,231, comprised of land, buildings and improvements, were included in the Retail Pharmacy segment, and have been reclassified from their historical balance sheet presentation to current assets held for sale. There can be no assurance if or when the Company will enter into such transactions or the final terms thereof.

13. Stock Options and Stock Awards

The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the thirty-nine week periods ended November 28, 2020 and November 30, 2019 include $8,677 and $13,598, respectively, of compensation costs related to the Company’s stock-based compensation arrangements.

The Company provides certain of its associates with performance based incentive plans under which the associates will receive a certain number of shares of the Company’s common stock or cash based on the Company meeting certain financial and performance goals. If such goals are not met, no stock-based compensation expense is recognized and any recognized stock-based compensation expense is reversed. During the thirty-nine week periods ended November 28, 2020 and November 30, 2019, the Company incurred expense of $1,170 compared to a benefit of $715 related to these performance based incentive plans, respectively, which is recorded as a component of stock-based compensation expense.

The total number and type of newly awarded grants and the related weighted average fair value for the thirty-nine week periods ended November 28, 2020 and November 30, 2019 are as follows:

	November 28, 2020			November 30, 2019
	Shares	Weighted Average Fair Value		Shares	Weighted Average Fair Value
Stock options granted	—	$	N/A	612	$3.66
Restricted stock awards granted	766		$17.70	1,345	$7.70
Total awards	766			1,957

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

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

As of November 28, 2020, the total unrecognized pre-tax compensation costs related to unvested stock options and restricted stock awards granted, net of estimated forfeitures and the weighted average period of cost amortization are as follows:

November 28, 2020
	Unvested	Unvested	Unvested
	stock	restricted	performance
	options	stock	shares
Unrecognized pre-tax costs	$1,468	$16,335	$6,323
Weighted average amortization period	2.5 years	2.3 years	2.3 years

14. Retirement Plans

Net periodic pension expense for the thirteen and thirty-nine week periods ended November 28, 2020 and November 30, 2019, for the Company’s defined benefit plan includes the following components:

	Defined Benefit		Defined Benefit
	Pension Plan		Pension Plan
	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28,	November 30,	November 28,	November 30,
	2020	2019	2020	2019
Service cost	$144	$143	$432	$428
Interest cost	1,199	1,556	3,598	4,667
Expected return on plan assets	(1,177)	(1,214)	(3,531)	(3,641)
Amortization of unrecognized net loss	911	415	2,734	1,245
Net periodic pension expense	$1,077	$900	$3,233	$2,699

During the thirteen and thirty-nine week periods ended November 28, 2020 the Company contributed $4,597 and $5,451, respectively to the Defined Benefit Pension Plan. During the remainder of fiscal 2021, the Company expects to contribute $854 to the Defined Benefit Pension Plan.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The following is balance sheet information for the Company’s reportable segments:

	Retail	Pharmacy
	Pharmacy	Services	Eliminations(1)	Consolidated
November 28, 2020:
Total Assets	$6,696,953	$2,750,031	$(17,581)	$9,429,403
Goodwill	43,492	1,064,644	—	1,108,136
February 29, 2020:
Total Assets	$6,757,196	$2,709,737	$(14,564)	$9,452,369
Goodwill	43,492	1,064,644	—	1,108,136
(1)	As of November 28, 2020 and February 29, 2020, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $0 against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $17,581 and $14,564, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the thirteen and thirty-nine week periods ended November 28, 2020 and November 30, 2019:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
November 28, 2020:
Revenues	$4,109,592	$2,084,402	$(76,956)	$6,117,038
Gross Profit	1,079,708	123,391	—	1,203,099
Adjusted EBITDA(2)	88,557	48,848	—	137,405
Additions to property and equipment and intangible assets	67,727	2,708	—	70,435
November 30, 2019:
Revenues	$3,909,946	$1,613,109	$(60,757)	$5,462,298
Gross Profit	1,070,852	118,123	—	1,188,975
Adjusted EBITDA(2)	108,579	49,511	—	158,090
Additions to property and equipment and intangible assets	58,546	4,256	—	62,802
Thirty-Nine Week Period Ended
November 28, 2020:
Revenues	$12,250,775	$6,100,026	$(224,417)	$18,126,384
Gross Profit	3,223,157	338,606	—	3,561,763
Adjusted EBITDA(2)	273,879	122,521	—	396,400
Additions to property and equipment and intangible assets	146,455	9,637	—	156,092
November 30, 2019:
Revenues	$11,622,858	$4,758,470	$(180,177)	$16,201,151
Gross Profit	3,133,791	326,346	—	3,460,137
Adjusted EBITDA(2)	285,260	117,367	—	402,627
Additions to property and equipment and intangible assets	146,118	16,452	—	162,570
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(2)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” in MD&A for additional details.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 28, 2020 and November 30, 2019:

	November 28,	November 30,	November 28,	November 30,
	2020	2019	2020	2019
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Net income (loss) from continuing operations	$4,324	$52,286	$(81,575)	$(125,758)
Interest expense	50,835	57,856	151,389	176,228
Income tax expense (benefit)	437	876	(7,534)	35,878
Depreciation and amortization	83,336	82,007	249,556	248,977
LIFO (credit) charge	(9,487)	(7,440)	(30,303)	7,553
Lease termination and impairment charges	7,453	166	22,734	2,115
Intangible asset impairment charges	—	—	29,852	—
Gain on debt modifications and retirements, net	—	(55,692)	(5,274)	(55,692)
Merger and Acquisition-related costs	1,136	—	1,136	3,599
Stock-based compensation expense	2,867	3,506	8,677	13,598
Restructuring-related costs	12,175	25,275	71,096	93,770
Inventory write-downs related to store closings	704	93	2,596	4,083
Gain on sale of assets, net	(16,305)	(1,371)	(17,473)	(5,670)
Other	(70)	528	1,523	3,946
Adjusted EBITDA from continuing operations	$137,405	$158,090	$396,400	$402,627

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

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

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

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

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

The Company is a defendant in a lawsuit filed by North Carolina, North Dakota, Alabama, Utah, Oregon, Washington and New Jersey Blue Cross/Blue Shield plans alleging that the Company improperly submitted various usual and customary overcharges by failing to report its Rx Savings Program pricing to several Pharmacy Benefit Managers with which Rite Aid and the insurers had independent contracts. On October 8, 2020, two Minnesota Blue Cross/Blue Shield entities filed a similar action in the same court asserting the same claims against the Company. At this stage of the proceedings, the Company is not able to either predict the outcome of this litigation proceeding or estimate a potential range of loss, and is defending itself against these claims.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

17. Supplementary Cash Flow Data

	Thirty-Nine Week Period Ended
	November 28, 2020	November 30, 2019
Cash paid for interest(a)	$101,668	$134,302
Cash payments for income taxes, net(a)	$6,945	$6,564
Equipment financed under capital leases	$1,682	$2,119
Gross borrowings from revolver(a)	$6,233,000	$2,430,000
Gross repayments to revolver(a)	$5,892,000	$2,170,000
(a)	— Amounts are presented on a total company basis.

Significant components of cash provided by Other Liabilities of $45,867 for the thirty-nine week period ended November 28, 2020 include cash provided from the employer payroll tax payment deferral under the CARES act of $82,827 and an increase in accrued interest of $39,949, partially offset by a reduction in the wellness+ loyalty program revenue deferral of $47,068 and a decrease in benefit and other operating expense related accruals of $35,809.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 28, 2020 and November 30, 2019

(Dollars and share information in thousands, except per share amounts)

(unaudited)

18. Subsequent Events

On December 18, 2020, pursuant to that certain stock purchase agreement, dated as of October 7, 2020, by and between the Company and Bartell Drug Company (“Bartell”), the Company acquired Bartell, a Washington corporation, for approximately $95,000 in cash, subject to certain customary post-closing working capital adjustments.  The Company has not yet completed its valuation procedures relative to the Acquisition, and consequently, is unable to provide a preliminary purchase price allocation.  Bartell operates 67 retail drug stores and one distribution center in the greater Seattle Washington area.  Bartell will operate as a 100 percent owned subsidiary of the Company within its Retail Pharmacy segment.

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

As a result of the restructuring that we announced in March 2019, we achieved annual cost savings of approximately $55.0 million. These savings offset the reduction in TSA fees that we experienced in fiscal 2020. We have implemented further restructuring activities in support of our RxEvolution and other initiatives, which resulted in additional restructuring charges due to further reductions in corporate staffing levels, charges associated with rationalizing SKU’s in our front-end offering and other operational changes. These restructuring activities are expected to provide future growth and expense efficiency benefits. We anticipate our total fiscal 2021 restructuring-related costs to be approximately $80.0 million and expect to realize annualized cost savings of approximately $55.0 million over the next two years, as well as benefits to sales, productivity and working capital from our remerchandise initiatives, although a prolonged impact of COVID-19 could impact the amount and timing of the benefit recognized. There can be no assurance that we will not incur additional restructuring charges or that we will achieve the cost savings and remerchandising benefits in the amounts or time anticipated.

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

We had agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the TSA, we provided various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA had been extended to October 17, 2020, unless earlier terminated. In connection with these services, we purchased the related inventory and incurred cash payments for the selling, general and administrative activities, which, we billed on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen and thirty-nine week periods ended November 28, 2020 were $0.0 million and $35.2 million, respectively. Total billings for these items during the thirteen and thirty-nine week periods ended November 30, 2019 were $0.6 billion and $2.7 billion, respectively, of which $105.4 million is included in Accounts receivable, net. We recorded WBA TSA fees of $0 million and $1.5 million during the thirteen and thirty-nine week periods ended November 28, 2020, respectively, which are reflected as a reduction to selling, general and administrative expenses. We recorded WBA TSA fees of $7.9 million and $33.4 million during the thirteen and thirty-nine week periods ended November 30, 2019, respectively, which are reflected as a reduction to selling, general and administrative expenses. In conjunction with the transfer of the final distribution center during the quarter ended May 30, 2020, we have substantially completed our obligations under the TSA. On July 14, 2020, we entered into a letter agreement with WBA to terminate the services under the TSA, other than certain specified services relating to real estate, accounting, tax, and accounts receivable systems that continued until October 17, 2020 and certain specified services relating to human resources to be performed after October 17, 2020.

Based on its magnitude and because we exited certain markets, the Sale represented a significant strategic shift that has a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale as required by GAAP.

Overview of Financial Results from Continuing Operations

Our net income from continuing operations for the thirteen week period ended November 28, 2020 was $4.3 million or $0.08 per basic and diluted share compared to net income of $52.3 million or $0.98 per basic and diluted share for the thirteen week period ended November 30, 2019. The decline in net income for the thirteen week period ended November 28, 2020 was due primarily to a $55.7 million gain on debt retirements in the prior year and a decrease in

Adjusted EBITDA, partially offset by lower restructuring-related costs and a higher gain on sale of assets resulting from the sale-leaseback of our Perryman, MD distribution center.

Our net loss from continuing operations for the thirty-nine week period ended November 28, 2020 was $81.6 million or $1.52 per basic and diluted share compared to a net loss of $125.8 million or $2.37 per basic and diluted share for the thirty-nine week period ended November 30, 2019. The improvement in net loss for the thirty-nine week period ended November 28, 2020 was due primarily to decreases in income tax and interest expense and a LIFO credit in the current year compared to a LIFO charge in the prior year. These benefits were partially offset by a gain on debt retirements in the prior year, current year intangible asset impairment charges associated with the rebranding of Elixir and higher lease termination and impairment charges caused by the wind down of our RediClinic business.

Our Adjusted EBITDA from continuing operations for the thirteen and thirty-nine week periods ended November 28, 2020 was $137.4 million or 2.3% of revenues and $396.4 million or 2.2% of revenues, respectively, compared to $158.1 million or 2.9% of revenues and $402.6 million or 2.5% of revenues, respectively, for the thirteen and thirty-nine week periods ended November 30, 2019. The decrease in Adjusted EBITDA for the thirteen week period ended November 28, 2020 was due to a decrease in both the Retail Pharmacy and Pharmacy Services segments. Adjusted EBITDA decreased $20.0 million in the Retail Pharmacy segment due primarily to higher SG&A expenses, partially offset by increased gross profit. SG&A expenses were negatively impacted by incremental costs associated with the COVID-19 pandemic and the absence of TSA income in the current quarter, as services under that agreement have been completed. Gross profit benefited from increased revenue, partially offset by continued pharmacy reimbursement rate pressure and the impact of the reduction in over-the-counter front-end sales on front-end margin. Adjusted EBITDA decreased by $0.7 million in the Pharmacy Services segment.

The decrease in Adjusted EBITDA for the thirty-nine week period ended November 28, 2020 was due to a decrease in the Retail Pharmacy segment, partially offset an increase in the Pharmacy Services segment. Adjusted EBITDA decreased $11.4 million in the Retail Pharmacy segment due primarily to an increase in SG&A expenses, incremental costs associated with the COVID-19 pandemic and the completion of services provided under the TSA. Adjusted EBITDA increased by $5.2 million in the Pharmacy Services segment due primarily to increased revenues and improved pharmacy network management, partially offset by reduced rebates resulting from the change in rebate aggregator at our MedTrak subsidiary. Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations-Continuing Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28,	November 30,	November 28,	November 30,
	2020	2019	2020	2019

	(dollars in thousands except per share amounts)
Revenues(a)	$6,117,038	$5,462,298	$18,126,384	$16,201,151
Revenue growth (decline)	12.0%	0.2%	11.9%	(0.4)%
Net income (loss)	$4,324	$52,286	$(81,575)	$(125,758)
Net income (loss) per diluted share	$0.08	$0.98	$(1.52)	$(2.37)
Adjusted EBITDA(b)	$137,405	$158,090	$396,400	$402,627
Adjusted Net Income (b)	$21,578	$29,135	$33,104	$27,904
Adjusted Net Income per Diluted Share(b)	$0.40	$0.54	$0.61	$0.52
(a)	Revenues for the thirteen and thirty-nine week periods ended November 28, 2020 exclude $76,956 and $224,417, respectively, of inter-segment activity that is eliminated in consolidation. Revenues for the thirteen and thirty-nine week periods ended November 30, 2019 exclude $60,757 and $180,177, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 12.0% and 11.9% for the thirteen and thirty-nine weeks ended November 28, 2020, respectively, compared to an increase of 0.2% and a decrease of 0.4% for the thirteen and thirty-nine weeks ended November 30, 2019, respectively. Revenues for the thirteen week period ended November 28, 2020 were positively impacted by a $199.6 million increase in Retail Pharmacy segment revenues and a $471.3 million increase in Pharmacy Services segment revenues. Revenues for the thirty-nine week period ended November 28, 2020 were positively impacted by a $627.9 million increase in Retail Pharmacy segment revenues and a $1,341.6 million increase in Pharmacy Services segment revenues.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28,	November 30,	November 28,	November 30,
	2020	2019	2020	2019

	(dollars in thousands)
Cost of revenues(a)	$4,913,939	$4,273,323	$14,564,621	$12,741,014
Gross profit	1,203,099	1,188,975	3,561,763	3,460,137
Gross margin	19.7%	21.8%	19.6%	21.4%
Selling, general and administrative expenses	$1,156,355	$1,134,854	$3,469,644	$3,433,036
Selling, general and administrative expenses as a percentage of revenues	18.9%	20.8%	19.1%	21.2%
Lease termination and impairment charges	7,453	166	22,734	2,115
Intangible asset impairment charges	—	—	29,852	—
Interest expense	50,835	57,856	151,389	176,228
Gain on debt modifications and retirements, net	—	(55,692)	(5,274)	(55,692)
Gain on sale of assets, net	(16,305)	(1,371)	(17,473)	(5,670)
(a)	Cost of revenues for the thirteen and thirty-nine week periods ended November 28, 2020 exclude $76,956 and $224,417, respectively, of inter-segment activity that is eliminated in consolidation. Cost of revenues for the thirteen and thirty-nine week periods ended November 30, 2019 exclude $60,757 and $180,177, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit increased by $14.1 million for the thirteen week period ended November 28, 2020 compared to the thirteen week period ended November 30, 2019. Gross profit increased by $101.6 million for the thirty-nine week period ended November 28, 2020 compared to the thirty-nine week period ended November 30, 2019. Gross profit for the thirteen week period ended November 28, 2020 includes an increase of $8.9 million in our Retail Pharmacy segment and an increase of $5.3 million in our Pharmacy Services segment. Gross profit for the thirty-nine week period ended

November 28, 2020 includes an increase of $89.4 million in our Retail Pharmacy segment and an increase of $12.3 million in our Pharmacy Services segment. Gross margin was 19.7% for the thirteen week period ended November 28, 2020 compared to 21.8% for the thirteen week period ended November 30, 2019. Gross margin was 19.6% for the thirty-nine week period ended November 28, 2020 compared to 21.4% for the thirty-nine week period ended November 30, 2019. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A increased by $21.5 million and increased by $36.6 million for the thirteen and thirty-nine week periods ended November 28, 2020, respectively, compared to the thirteen and thirty-nine week periods ended November 30, 2019. The increase in SG&A for the thirteen week period ended November 28, 2020 includes an increase of $22.8 million relating to our Retail Pharmacy segment, partially offset by a decrease of $1.3 million relating to our Pharmacy Services segment. The increase in SG&A for the thirty-nine week period ended November 28, 2020 includes an increase of $45.7 million relating to our Retail Pharmacy segment, partially offset by a decrease of $9.1 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Lease Termination and Impairment Charges

Lease termination and impairment charges consist of amounts as follows:

	Thirteen Week		Thirty-Nine Week
	Period Ended		Period Ended
	November 28,	November 30,	November 28,	November 30,
	2020	2019	2020	2019
Impairment charges	$3,797	$121	$15,230	$1,533
Lease termination charges	—	—	—	—
Facility exit charges	3,656	45	7,504	582
	$7,453	$166	$22,734	$2,115

During the thirty-nine week period ended November 28, 2020, we recorded impairment charges of $15.2 million of which $4.6 million relates to a terminated software project and the replacement of existing software, $5.0 million relates to the closure of the remaining RediClinic operations and $5.6 million relates to store and corporate assets.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Lease Termination and Impairment Charges” included in our Fiscal 2020 10-K for a detailed description of our impairment and lease termination methodology for fiscal 2020.

Interest Expense

Interest expense was $50.8 million and $151.4 million for the thirteen and thirty-nine week periods ended November 28, 2020 respectively, compared to $57.9 million and $176.2 million for the thirteen and thirty-nine week periods ended November 30, 2019, respectively. The weighted average interest rate on our indebtedness for the thirty-nine week periods ended November 28, 2020 and November 30, 2019 was 4.7% and 5.1%, respectively.

Income Taxes

We recorded an income tax expense from continuing operations of $0.4 million and $0.9 million for the thirteen week periods ended November 28, 2020 and November 30, 2019, respectively. We recorded an income tax benefit from continuing operations of $7.5 million and an income tax expense from continuing operations of $35.9 million for the thirty-nine week periods ended November 28, 2020 and November 30, 2019, respectively. The effective tax rate for the thirteen week periods ended November 28, 2020 and November 30, 2019 was 9.2% and 1.6%, respectively. The effective tax rate for the thirty-nine week periods ended November 28, 2020 and November 30, 2019 was 8.5% and (39.9)%, respectively. The effective tax rate for the thirteen and thirty-nine week periods ended November 28, 2020 was net of an adjustment of (61.0)% and (5.2)%, respectively, to increase the valuation allowance against deferred tax assets. The effective tax rate for the thirteen and thirty-nine week periods ended November 30, 2019 was net of an adjustment of (31.8)% and (61.0)%, respectively, to increase the valuation allowance against deferred tax assets.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $1,676.9 million and $1,673.1 million, which relates to federal and state deferred tax assets that may not be realized based on our future projections of taxable income at November 28, 2020 and February 29, 2020, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
November 28, 2020:
Revenues	$4,109,592	$2,084,402	$(76,956)	$6,117,038
Gross Profit	1,079,708	123,391	—	1,203,099
Adjusted EBITDA(*)	88,557	48,848	—	137,405
November 30, 2019:
Revenues	$3,909,946	$1,613,109	$(60,757)	$5,462,298
Gross Profit	1,070,852	118,123	—	1,188,975
Adjusted EBITDA(*)	108,579	49,511	—	158,090
Thirty-Nine Week Period Ended
November 28, 2020:
Revenues	$12,250,775	$6,100,026	$(224,417)	$18,126,384
Gross Profit	3,223,157	338,606	—	3,561,763
Adjusted EBITDA(*)	273,879	122,521	—	396,400
November 30, 2019:
Revenues	$11,622,858	$4,758,470	$(180,177)	$16,201,151
Gross Profit	3,133,791	326,346	—	3,460,137
Adjusted EBITDA(*)	285,260	117,367	—	402,627
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28,	November 30,	November 28,	November 30,
	2020	2019	2020	2019

	(dollars in thousands)
Revenues	$4,109,592	$3,909,946	$12,250,775	$11,622,858
Revenue growth (decline)	5.1%	(1.7)%	5.4%	(1.4)%
Same store sales growth (decline)	4.3%	(0.1)%	4.8%	0.6%
Pharmacy sales growth (decline)	8.1%	(1.5)%	4.8%	(0.5)%
Same store prescription count growth, adjusted to 30-day equivalents	3.1%	2.8%	2.0%	3.1%
Same store pharmacy sales growth	6.1%	0.1%	3.5%	1.3%
Pharmacy sales as a % of total retail sales	69.5%	67.7%	66.8%	67.3%
Front-end sales (decline) growth	(0.4)%	(2.0)%	7.1%	(2.7)%
Same store front-end sales (decline) growth	(0.7)%	(0.5)%	6.1%	(0.9)%
Front-end sales as a % of total retail sales	30.5%	32.3%	33.2%	32.7%
Adjusted EBITDA(*)	$88,557	$108,579	$273,879	$285,260
Store data:
Total stores (beginning of period)	2,450	2,464	2,461	2,469
New stores	—	—	—	1
Store acquisitions	—	—	—	—
Closed stores	(3)	—	(14)	(6)
Total stores (end of period)	2,447	2,464	2,447	2,464
Relocated stores	—	1	—	2
Remodeled and expanded stores	3	14	4	65

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 5.1% for the thirteen weeks ended November 28, 2020 compared to a decrease of 1.7% for the thirteen weeks ended November 30, 2019. The increase in revenues for the thirteen week period ended November 28, 2020 was primarily a result of an increase in same store sales.

Pharmacy same store sales increased by 6.1% for the thirteen week period ended November 28, 2020 compared to an increase of 0.1% in the thirteen week period ended November 30, 2019. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 3.1% for the thirteen week period ended November 28, 2020 driven by increases in maintenance prescriptions, supported by personalized Medication Therapy Management interventions and home deliveries. Flu immunizations increased by 28% over the prior year period, which offset a 19% decline in acute scripts related to cough cold and flu. In total, acute prescriptions decreased by 1.9%.

Front-end same store sales decreased 0.7% during the thirteen week period ended November 28, 2020 compared to a decrease of 0.5% during the thirteen week period ended November 30, 2019. Front-end same store sales, excluding cigarettes and tobacco products, increased 0.3%, driven by increases in immunity, first aid and paper products, offset by decreases in over-the-counter products related to cough, cold and flu and Halloween candy sales.

Revenues increased 5.4% for the thirty-nine weeks ended November 28, 2020 compared to a decrease of 1.4% for the thirty-nine weeks ended November 30, 2019. The increase in revenues for the thirty-nine week period ended November 28, 2020 was primarily a result of an increase in same store sales.

Pharmacy same store sales increased by 3.5% for the thirty-nine week period ended November 28, 2020 compared to an increase of 1.3% in the thirty-nine week period ended November 30, 2019. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 2.0% for the thirty-nine week period ended November 28, 2020 driven by increases in maintenance medication fills, supported by personalized Medication Therapy Management interventions and home deliveries, partially offset by a reduction in acute prescriptions of 7.1% resulting from the postponement of outpatient medical visits and elective surgical procedures in connection with the COVID-19 pandemic.

Front-end same store sales increased 6.1% during the thirty-nine week period ended November 28, 2020 compared to a decrease of 0.9% during the thirty-nine week period ended November 30, 2019. Front-end same store sales, excluding cigarettes and tobacco products, increased 7.5%, driven by increases in general cleaning products, sanitizers, wipes, paper products, liquor, over-the-counter products, and summer and other seasonal items, which were driven by the COVID-19 pandemic.

We include in same store sales all stores that have been open at least one year. Relocation stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28,	November 30,	November 28,	November 30,
	2020	2019	2020	2019

	(dollars in thousands)
Cost of revenues	$3,029,884	$2,839,094	$9,027,618	$8,489,067
Gross profit	1,079,708	1,070,852	3,223,157	3,133,791
Gross margin	26.3%	27.4%	26.3%	27.0%
FIFO gross profit(*)	1,070,221	1,063,412	3,192,854	3,141,344
FIFO gross margin(*)	26.0%	27.2%	26.1%	27.0%
Selling, general and administrative expenses	$1,067,027	$1,044,236	3,206,078	3,160,379
Selling, general and administrative expenses as a percentage of revenues	26.0%	26.7%	26.2%	27.2%

(*)  See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit increased $8.9 million for the thirteen week period ended November 28, 2020 compared to the thirteen week period ended November 30, 2019, driven by higher sales volume and an increase in maintenance prescriptions, partially offset by a reduction in acute prescriptions and continued pharmacy reimbursement rate pressure.

Gross profit increased $89.4 million for the thirty-nine week period ended November 28, 2020 compared to the thirty-nine week period ended November 30, 2019, driven by an increase in front-end gross profit resulting from the increase in same store sales, partially offset by a restructuring charge of $25.8 million to establish an inventory reserve on product lines we are exiting and will no longer carry as part of our rebranding initiative and continued pharmacy reimbursement rate pressure.

Gross margin was 26.3% of sales for the thirteen week period ended November 28, 2020 compared to 27.4% of sales for the thirteen week period ended November 30, 2019. The decline in gross margin as a percentage of revenues is due primarily to continued pharmacy reimbursement rate pressure and the impact of the reduction in over-the-counter front-end sales.

Gross margin was 26.3% of sales for the thirty-nine week period ended November 28, 2020 compared to 27.0% of sales for the thirty-nine week period ended November 30, 2019. The decline in gross margin as a percentage of revenues is due primarily to higher markdowns related to increased sales volume to our wellness+ members, continued

pharmacy reimbursement rate pressures and higher discounts on front-end merchandise provided to our associates in response to the COVID-19 pandemic.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO credits were $9.5 million and $30.3 million for the thirteen and thirty-nine week periods ended November 28, 2020, respectively, compared to LIFO credits of $7.4 million for the thirteen week period ended November 30, 2019 and LIFO charges of $7.6 million for the thirty-nine week period ended November 30, 2019. The LIFO credit in the thirteen week period ended November 28, 2020 was mostly due to the planned reduction in front-end inventory resulting from our rebranding initiative and lower expected pharmacy inflation.

Selling, General and Administrative Expenses

SG&A expenses improved as a percentage of sales, but SG&A dollars increased $22.8 million for the thirteen week period ended November 28, 2020 due primarily to incremental costs associated with the COVID-19 pandemic and the absence of TSA income in the current quarter, as services under that agreement have been completed.

SG&A expenses increased $45.7 million for the thirty-nine week period ended November 28, 2020 due primarily to a reduction in WBA TSA fees and the current year incurrence of COVID-19 related expenses, including our Hero Pay and Hero Bonus programs, store cleaning and sanitation and related measures to keep our associates and customers safe, partially offset by the changes to modernize our associate PTO plans. SG&A expenses as a percentage of revenues for the thirty-nine week period ended November 28, 2020 was 26.2% compared to 27.2% for the thirty-nine week period ended November 30, 2019 due to the associate PTO plan change and increased sales leverage, partially offset by higher COVID-19 related expenses.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28,	November 30,	November 28,	November 30,
	2020	2019	2020	2019

	(dollars in thousands)
Revenues	$2,084,402	$1,613,109	$6,100,026	$4,758,470
Revenue growth	29.2%	5.7%	28.2%	2.8%
Adjusted EBITDA(*)	$48,848	$49,511	$122,521	$117,367

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Pharmacy Services segment revenues for the thirteen week period ended November 28, 2020 were $2,084.4 million as compared to revenues of $1,613.1 million for the thirteen week period ended November 30, 2019. Pharmacy Services segment revenues for the thirty-nine week period ended November 28, 2020 were $6,100.0 million as compared to revenues of $4,758.5 million for the thirty-nine week period ended November 30, 2019. The increase in revenues for the segment is primarily due to an increase in Medicare Part D membership.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28,	November 30,	November 28,	November 30,
	2020	2019	2020	2019

	(dollars in thousands)
Cost of revenues	$1,961,011	$1,494,986	$5,761,420	$4,432,124
Gross profit	123,391	118,123	338,606	326,346
Gross margin	5.9%	7.3%	5.6%	6.9%
Selling, general and administrative expenses	$89,328	$90,618	263,566	272,657
Selling, general and administrative expenses as a percentage of revenues	4.3%	5.6%	4.3%	5.7%

Gross Profit and Cost of Revenues

Gross profit for the thirteen week period ended November 28, 2020 was $123.4 million as compared to gross profit of $118.1 million for the thirteen week period ended November 30, 2019. Gross profit for the thirty-nine week period ended November 28, 2020 was $338.6 million as compared to gross profit of $326.3 million for the thirty-nine week period ended November 30, 2019. The increase in the thirteen and thirty-nine week period gross profit for the segment is primarily due to increased revenues and improved pharmacy network management.

Gross margin was 5.9% of sales for the thirteen week period ended November 28, 2020 compared to 7.3% of sales for the thirteen week period ended November 30, 2019. Gross margin was 5.6% of sales for the thirty-nine week period ended November 28, 2020 compared to 6.9% of sales for the thirty-nine week period ended November 30, 2019. The decline in gross margin is due primarily to an increase in Medicare Part D drug costs and the change in rebate aggregator at our MedTrak subsidiary in the second quarter of fiscal 2021.

Selling, General and Administrative Expenses

Pharmacy Services segment selling, general and administrative expenses for the thirteen week period ended November 28, 2020 was $89.3 million as compared to $90.6 million for the thirteen week period ended November 30, 2019. Pharmacy Services segment selling, general and administrative expenses for the thirty-nine week period ended November 28, 2020 was $263.6 million as compared to $272.7 million for the thirty-nine week period ended November 30, 2019. Selling, general and administrative expenses as a percentage of Pharmacy Services segment revenue was 4.3% and 5.6% for the thirteen week periods ended November 28, 2020 and November 30, 2019, respectively. Selling, general and administrative expenses as a percentage of Pharmacy Services segment revenue was 4.3% and 5.7% for the thirty-nine week periods ended November 28, 2020 and November 30, 2019, respectively. The decrease in the thirteen and thirty-nine week periods selling, general and administrative expenses is primarily the result of reductions in payroll and indirect spend overall, partially offset by higher costs associated with supporting the increased Medicare Part D membership.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our revolving credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of November 28, 2020 was $1,602.7 million, which consisted of revolver borrowing capacity of $1,601.3 million and invested cash of $1.4 million.

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

Our borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 28, 2020, we had approximately $1,441.0 million of borrowings outstanding under the Existing Facilities and had letters of credit outstanding against the Senior Secured Revolving Credit Facility of approximately $107.7 million, which resulted in additional borrowing capacity under the Senior Secured Revolving Credit Facility of $1,601.3 million. If at any time the total credit exposure outstanding under the Existing Facilities and the principal amount of our other senior obligations exceed the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall.

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

The Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200.0 million or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of November 28, 2020, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the Credit Agreement’s financial covenant. The Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

The indentures that govern our guaranteed unsecured notes and our guaranteed secured notes contain restrictions on the amount of additional secured and unsecured debt that we may incur. As of November 28, 2020, we had the ability to (i) draw the full amount under our revolving credit facility, or (ii) incur additional secured debt. In addition, we have the ability to enter into certain sale and leaseback transactions.  The ability to issue additional unsecured debt under the indenture is generally governed by an interest coverage ratio test. As of November 28, 2020, we had the ability to issue additional secured and unsecured debt under the indentures governing our unguaranteed unsecured notes.

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

	November 28,	February 29,
In millions	2020	2020
Due from EIC	$270.9	$—
Other current assets	3,645.4	3,657.0
Total current assets	$3,916.3	$3,657.0

Operating lease right-of-use assets	$2,892.4	$2,903.3
Goodwill	1,108.1	1,108.1
Other noncurrent assets	1,490.4	1,753.9
Total noncurrent assets	$5,490.9	$5,765.3

Due to EIC	$—	$13.3
Other current liabilities	2,642.0	2,731.1
Total current liabilities	$2,642.0	$2,744.4

Long-term debt less current maturities	$3,200.6	$3,077.3
Long-term operating lease liabilities	2,676.2	2,710.3
Other noncurrent liabilities	278.1	215.8
Total noncurrent liabilities	$6,154.9	$6,003.4

	Thirteen Week Period Ended	Thirty-Nine Week Period Ended
In millions	November 28, 2020	November 28, 2020
Revenues (a)	$5,967.6	$17,667.2
Cost of revenues (b)	4,763.1	14,125.1
Gross profit	1,204.5	3,542.1

Net income (loss) from continuing operations	15.2	(71.7)
Net income from discontinued operations	—	9.2
Net income (loss)	$15.2	$(62.5)

Net income (loss) attributable to Rite Aid	$4.3	$(72.4)
(a)	Includes $43.2 million and $7.4 million of revenues generated from the non-guarantor for the thirteen and thirty-nine week periods ended November 28, 2020, respectively.
(b)	Includes $43.1 million and $7.1 million of cost of revenues incurred in transactions with the non-guarantor for the thirteen and thirty-nine week periods ended November 28, 2020, respectively.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash used in operating activities was $253.8 million compared to cash provided by operating activities of $93.7 million for the thirty-nine week periods ended November 28, 2020 and November 30, 2019, respectively. Operating cash flow was negatively impacted by the growth in our CMS receivable, timing differences in the receipt of our monthly capitation payment from CMS, timing of receipts from pharmacy third-party payors, and lower employee benefit related accruals and wellness+ deferral, partially offset by the $82.8 million benefit from the payroll tax deferral under the CARES act and higher accrued liabilities relating to Elixir’s pharmacy network due to timing.

Cash used in investing activities was $45.5 million and $106.6 million for the thirty-nine week periods ended November 28, 2020 and November 30, 2019, respectively. Cash used for the purchase of property, plant, and equipment was lower than the prior year due to less store remodels in the current year. During the thirty-nine week period ended November 28, 2020, we remodeled four stores, spent $28.7 million on prescription file purchases and received proceeds of $89.0 million from sale-leaseback transactions. Proceeds from insured loss includes cash proceeds associated with civil unrest.

Cash flow provided by financing activities was $119.8 million and $141.1 million for the thirty-nine week periods ended November 28, 2020 and November 30, 2019, respectively. Cash provided by financing activities for the thirty-nine weeks ended November 28, 2020 reflects net revolver borrowings, in addition to borrowings to facilitate the June 25, 2020 Exchange Offer.

Capital Expenditures

During the thirteen and thirty-nine week periods ended November 28, 2020 and November 30, 2019 capital expenditures were as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28,	November 30,	November 28,	November 30,
	2020	2019	2020	2019

New store construction, store relocation and store remodel projects	$45,511	$15,628	$62,207	$52,962
Technology enhancements, improvements to distribution centers and other corporate requirements	18,793	29,447	65,182	76,173
Purchase of prescription files from other retail pharmacies	6,131	17,727	28,703	33,435
Total capital expenditures	$70,435	$62,802	$156,092	$162,570

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

Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), charges or credits for facility closing and impairment, goodwill and intangible asset impairment charges, inventory write-downs related to store closings, gains or losses on debt modifications and retirements, the WBA merger termination fee, and other items (including stock-based compensation expense, merger and acquisition-related costs, a non-recurring litigation settlement, severance, restructuring-related costs and costs related to facility closures and gain or loss on sale of assets). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors. In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 28, 2020 and November 30, 2019:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28,	November 30,	November 28,	November 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net income (loss) from continuing operations	$4,324	$52,286	$(81,575)	$(125,758)
Interest expense	50,835	57,856	151,389	176,228
Income tax expense (benefit)	437	876	(7,534)	35,878
Depreciation and amortization	83,336	82,007	249,556	248,977
LIFO (credit) charge	(9,487)	(7,440)	(30,303)	7,553
Lease termination and impairment charges	7,453	166	22,734	2,115
Intangible asset impairment charges	—	—	29,852	—
Gain on debt modifications and retirements, net	—	(55,692)	(5,274)	(55,692)
Merger and Acquisition‑related costs	1,136	—	1,136	3,599
Stock-based compensation expense	2,867	3,506	8,677	13,598
Restructuring-related costs	12,175	25,275	71,096	93,770
Inventory write-downs related to store closings	704	93	2,596	4,083
Gain on sale of assets, net	(16,305)	(1,371)	(17,473)	(5,670)
Other	(70)	528	1,523	3,946
Adjusted EBITDA from continuing operations	$137,405	$158,090	$396,400	$402,627

The following is a reconciliation of our net income (loss) from continuing operations to Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share for the thirteen and thirty-nine week periods ended November 28, 2020 and November 30, 2019. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, a non-recurring litigation settlement, gains or losses on debt modifications and retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, restructuring-related costs and the WBA merger termination fee. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods. Adjusted Net Income (Loss) per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income (Loss):

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 28,	November 30,	November 28,	November 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net income (loss)	$4,324	$52,286	$(81,575)	$(125,758)
Add back - Income tax expense (benefit)	437	876	(7,534)	35,878
Income (loss) before income taxes	4,761	53,162	(89,109)	(89,880)
Adjustments:
Amortization expense	21,236	24,920	68,351	79,176
LIFO (credit) charge	(9,487)	(7,440)	(30,303)	7,553
Intangible asset impairment charges	—	—	29,852	—
Gain on debt modifications and retirements, net	—	(55,692)	(5,274)	(55,692)
Merger and Acquisition‑related costs	1,136	—	1,136	3,599
Restructuring-related costs	12,175	25,275	71,096	93,770
Adjusted income before income taxes	29,821	40,225	45,749	38,526
Adjusted income tax expense (a)	8,243	11,090	12,645	10,622
Adjusted net income	21,578	$29,135	$33,104	$27,904
Net income (loss) per diluted share	$0.08	$0.98	$(1.52)	$(2.37)
Adjusted net income per diluted share	$0.40	$0.54	$0.61	$0.52
(a)	The fiscal year 2021 and 2020 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL’s, state credits and valuation allowance, was used for the thirteen and thirty-nine weeks ended November 28, 2020 and November 30, 2019, respectively.

In addition to Adjusted EBITDA, Adjusted Net (Loss) Income and Adjusted Net (Loss) Income per Diluted Share, we occasionally refer to several other Non-GAAP measures, on a less frequent basis, in order to describe certain components of our business and how we utilize them to describe our results. These measures include but are not limited to Adjusted EBITDA Gross Margin and Gross Profit (gross margin/gross profit excluding non-Adjusted EBITDA items), Adjusted EBITDA SG&A (SG&A expenses excluding non-Adjusted EBITDA items), FIFO Gross Margin and FIFO Gross Profit (gross margin/gross profit before LIFO charges), and Free Cash Flow (Adjusted EBITDA less cash paid for interest, rent on closed stores, capital expenditures, restructuring-related costs and the change in working capital).

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of November 28, 2020 and assumes that we have repaid or refinanced our existing 6.125% Notes prior to December 31, 2022.

								Fair Value at
	2021	2022	2023	2024	2025	Thereafter	Total	November 28, 2020

	(Dollars in thousands)
Long-term debt, including current portion, excluding financing lease obligations
Fixed Rate	$—	$—	$—	$90,808	$—	$1,716,305	$1,807,113	$1,771,995
Average Interest Rate	0.00%	0.00%	0.00%	6.13%	0.00%	7.76%	7.68%
Variable Rate	$—	$—	$—	$1,441,000	$—	$—	$1,441,000	$1,441,000
Average Interest Rate	0.00%	0.00%	0.00%	2.14%	0.00%	0.00%	2.14%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of November 28, 2020, our annual interest expense would change by approximately $14.4 million.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of common stock during the third quarter of fiscal 2021.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced	Purchased under the
Fiscal period:	Repurchased	Per Share	Plans or Programs	Plans or Programs
August 30 to September 26, 2020	—	$—	—	—
September 27 to October 24, 2020	6	$10.31	—	—
October 25 to November 28, 2020	—	$—	—	—

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

Exhibit 4.3 to Form 8-K filed on July 27, 2020
10.1	2010 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.2	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.3	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan	Exhibit 10.8 to Form 10-K, filed on April 23, 2013
10.4	2012 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
10.5	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan	Exhibit 10.10 to Form 10-K, filed on April 23, 2013
10.6	2014 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 23, 2014
10.7	Form of Award Agreement	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.8	Supplemental Executive Retirement Plan	Exhibit 10.6 to Form 10-K, filed on April 28, 2010
10.9	Executive Incentive Plan for Officers of Rite Aid Corporation	Exhibit 10.1 to Form 8-K, filed on February 24, 2012
10.10	Amended and Restated Employment Agreement by and between Rite Aid Corporation and John T. Standley, dated as of January 21, 2010	Exhibit 10.7 to Form 10-K, filed on April 28, 2010
10.11	Employment Agreement, dated as of July 24, 2014, by and between Rite Aid Corporation and Darren W. Karst	Exhibit 10.2 to Form 10-Q, filed on October 2, 2014
10.12	Letter Agreement, dated October 26, 2015, to the Employment Agreement by and between Rite Aid Corporation and Darren W. Karst, dated as of July 24, 2014	Exhibit 10.1 to Form 8-K, filed on October 28, 2015
10.13	Employment Agreement by and between Rite Aid Corporation and Jocelyn Konrad dated as of August 18, 2015	Exhibit 10.1 to Form 10-Q, filed on January 6, 2016
10.14	Employment Agreement by and between Rite Aid Corporation and Bryan Everett dated as of June 22, 2015	Exhibit 10.2 to Form 10-Q, filed on January 6, 2016
10.15	Credit Agreement, dated as of December 20, 2018, among Rite Aid Corporation, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on December 20, 2018
10.16

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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009

Exhibit Numbers	Description	Incorporation By Reference To

10.17	Employment Agreement by and between RxOptions, LLC and its affiliates operating the EnvisionRXOptions business and Ben Bulkley dated February 15, 2019	Exhibit 10.27 to Form 10-K, filed on April 25, 2019
10.18	Separation Agreement by and between Rite Aid Corporation and John T. Standley, dated as of March 12, 2019	Exhibit 10.28 to Form 10-Q, filed on July 11, 2019
10.19	Separation Agreement by and between Rite Aid Corporation and Darren Karst, dated as of March 12, 2019	Exhibit 10.29 to Form 10-Q, filed on July 11, 2019
10.20	Separation Agreement by and between Rite Aid Corporation and Kermit Crawford, dated as of March 12, 2019	Exhibit 10.30 to Form 10-Q, filed on July 11, 2019
10.21	Amendment to Employment Agreement by and between Rite Aid Corporation and Bryan Everett, dated as of March 12, 2019	Exhibit 10.31 to Form 10-Q, filed on July 11, 2019
10.22	Amendment to Employment Agreement by and between Rite Aid Corporation and Jocelyn Z. Konrad, dated as of March 12, 2019	Exhibit 10.32 to Form 10-Q, filed on July 11, 2019
10.23	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.24	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019	Exhibit 10.34 to Form 10-Q, filed on July 11, 2019
10.25	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017	Exhibit 10.35 to Form 10-Q, filed on July 11, 2019
10.26	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016	Exhibit 10.36 to Form 10-Q, filed on July 11, 2019
10.27	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001	Exhibit 10.37 to Form 10-Q, filed on July 11, 2019
10.28	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019*	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.29	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019**	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.30	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019	Exhibit 10.2 to Form 8-K, filed on August 12, 2019
10.31	Consulting Agreement by and between Rite Aid Corporation and Avalon Retail Consulting, Inc., through its president, John T. Standley, dated August 14, 2019	Exhibit 10.1 to Form 8-K, filed on August 16, 2019
10.32	Employment Agreement dated October 2, 2019 by and between Rite Aid Corporation and James Peters	Exhibit 10.1 to Form 8-K, filed on October 2, 2019
10.33	Separation Agreement dated October 2, 2019 by and between Rite Aid Corporation and Bryan Everett	Exhibit 10.2 to Form 8-K, filed on October 2, 2019
10.34	Consulting Agreement dated October 2, 2019 by and between Rite Aid Corporation and Bryan Everett	Exhibit 10.3 to Form 8-K, filed on October 2, 2019
10.35	Employment Agreement by and between Rite Aid Corporation and James J. Comitale, dated as of October 26, 2015	Exhibit 10.41 to Form 10-K filed on April 27, 2020
10.36	Amendment to Employment Agreement by and between James J. Comitale, dated November 6, 2019	Exhibit 10.42 to Form 10-K filed on April 27, 2020

Exhibit Numbers	Description	Incorporation By Reference To
10.37	Employment Agreement by and between Rite Aid Corporation and Jessica Kazmaier, dated as of March 12, 2019	Exhibit 10.43 to Form 10-K filed on April 27, 2020
10.38	Amendment to Employment Agreement by and between Jessica Kazmaier, dated November 6, 2019	Exhibit 10.44 to Form 10-K filed on April 27, 2020
10.39	Employment Agreement by and between Justin Mennen, dated as of December 7, 2018	Exhibit 10.45 to Form 10-K filed on April 27, 2020
10.40	Amendment to Employment Agreement by and between Justin Mennen, dated November 6, 2019	Exhibit 10.46 to Form 10-K filed on April 27, 2020
10.41	Employment Agreement by and between Rite Aid Corporation and Andre Persaud, dated as of January 28, 2020	Exhibit 10.47 to Form 10-K filed on April 27, 2020
10.42	Employment Agreement by and between RxOptions, LLC and Dan Robson, dated as of December 12, 2019	Exhibit 10.48 to Form 10-K filed on April 27, 2020
10.43	Separation Agreement by and between Rite Aid Corporation and James C. Comitale, as of May 21, 2020	Exhibit 10.45 to Form 10-Q filed on July 2, 2020
10.44	Employment Agreement by and between Rite Aid Corporation and Paul D. Gilbert, as of July 29, 2020	Exhibit 10.46 to Form 10-Q filed on October 6, 2020
22	List of Subsidiary Guarantors	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

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

Date: January 6, 2021	RITE AID CORPORATION

	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Executive Vice President and Chief Financial Officer

Date: January 6, 2021	By:	/s/ BRIAN T. HOOVER
Brian T. Hoover
Senior Vice President and Chief Accounting Officer