Form 10-K
period 2021-02-27
RITE AID CORP
filed 2021-04-27
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended February 27, 2021
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on August 29, 2020 was approximately $737,566,209. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.

As of April 15, 2021 the registrant had outstanding 55,101,661 shares of common stock, par value $1.00 per share.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	the impact of widespread health developments, including the continued impact of the global coronavirus (“COVID-19”) pandemic, and the responses thereto (such as quarantines, shut downs and other restrictions on travel and commercial, social and other activities), including changing consumer behavior and preferences and the reinstitution of more stringent regulations (including mandatory stay at home orders and the availability, rollout and supply chain of vaccines to treat the virus), which could materially and adversely affect, among other things, the economic, financial and labor markets in which we operate, access to credit, our front-end and pharmaceutical operations, supply chain, associates and executive and administrative personnel. These widespread health developments, or an increase in the number of cases, could also materially and adversely affect our third-party service providers, including suppliers, vendors and business partners, and customers. The COVID-19 pandemic has resulted in recessionary economic conditions which could negatively impact our sales. Any of these developments could result in a material adverse effect on our business, financial conditions and results of operations;

●	our ability to successfully implement RxEvolution, attract and retain a sufficient number of our target consumers, integrate acquisitions, our ability to obtain permits required for store remodels, and improve the operating performance of our stores;

●	our high level of indebtedness, the ability to refinance such indebtedness on acceptable terms, and our ability to satisfy our obligations and the other covenants contained in our debt agreements;

●	the nature, cost and outcome of pending and future litigation, other legal or regulatory proceedings, or governmental investigations, including those related to Opioids, “usual and customary” pricing or other matters;

●	general competitive, economic, industry, market, political (including healthcare reform) and regulatory conditions, civil unrest (including any resulting store closures, damage, or loss of inventory), as well as other factors specific to the markets in which we operate;

●	the severity and resulting impact of the cough, cold and flu season;

●	the impact on retail pharmacy business as pharmacy benefit management (“PBM”) payors incent or mandate movement away from retail pharmacies to PBM mail order pharmacies;

●	our ability to achieve the benefits of our efforts to reduce the costs of our generic and other drugs;

●	the risk that changes in federal or state laws or regulations, including to those relating to labor or wages, the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection and the Affordable Care Act (or "ACA"), and decisions of the United States Supreme Court regarding those and other matters relevant to the Company or its operations, and any regulations enacted thereunder may occur;

●	the impact of the loss of one or more major third party payor contracts and the risk that providers and state contract changes may occur;

●	the risk that we may need to take further impairment charges if our future results do not meet our expectations;

●	our ability to sell our Centers of Medicare and Medicaid Services (“CMS”) receivables, in whole or in part, which could negatively impact our leverage ratio if we do not consummate a sale;

●	our ability to grow prescription count and realize front-end sales growth;

●	our ability to achieve cost savings and the other benefits of our organizational restructuring within our anticipated timeframe, if at all;

●	decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

●	our ability to manage expenses and our investments in working capital;

●	the continued impact of gross margin pressure in the PBM industries due to continued consolidation and client demand for lower prices while providing enhanced service offerings;

●	risks related to breaches of our information or payment systems or unauthorized access to confidential or personal information of our associates or customers;

●	our ability to maintain our current pharmacy services business and obtain new pharmacy services business, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations and the risk that we cannot meet client guarantees;

●	our ability to manage our Medicare Part D Plan medical loss ratio (“MLR”) and meet the financial obligations of the plan;

●	the risk that we could experience deterioration in our current Star rating with the CMS or incur CMS penalties and/or sanctions;

●	the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

●	changes in future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies;

●	the nature, cost and outcome of pending and future litigation and other legal or regulatory proceedings, and governmental investigations;

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1.   Business

Overview

Rite Aid Corporation (“Rite Aid” or the “Company”) is on the front lines of delivering health care services and retail products to over one million Americans daily. Our pharmacists are uniquely positioned to engage with customers and improve their health outcomes. We provide an array of whole being health products and services for the entire family through over 2,500 retail pharmacy locations across 17 states. Through Elixir, our pharmacy benefits manager, we provide pharmacy benefits and services to over three million members nationwide.

Our corporate headquarters are located at 30 Hunter Lane, Camp Hill, Pennsylvania 17011, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange under the trading symbol of “RAD.” We were incorporated in 1968 and are a Delaware corporation.

The terms “Company,” “Rite Aid,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to Rite Aid Corporation and its affiliates. The term “affiliates” means direct and indirect subsidiaries of Rite Aid Corporation and partnerships and joint ventures in which such subsidiaries are partners.

Fiscal 2021 was a year of significant challenges for Rite Aid as COVID-19 affected all aspects of our retail pharmacy business and well-being of our customers. In the third week of our fiscal year, in response to the pandemic we implemented business continuity efforts including closing corporate office and call center locations, moving virtually all of our corporate associates to a work from home model, and taking steps to implement safety protocols for our retail and distribution center associates and pharmacy customers. Notwithstanding these challenges, our purchasing teams sourced essential items to stock our stores.

The efforts of our team enabled us to respond to the challenges brought on by the pandemic while also executing on our strategic initiatives aimed at operating as a fully integrated, stand-alone healthcare company with a retail footprint. Our key accomplishments include, but are not limited to, i) advancing our pharmacy strategy, including rebranding our retail stores and Elixir, our pharmacy services operations, ii) launching a new member portal at Elixir, iii) extending all but $91 million of our calendar 2023 bond maturities to calendar 2025 and calendar 2026, iv) introducing three flagship remodels, refreshing over half of our store exteriors and resetting 75% of store merchandise, and v) expanding COVID-19 testing to over 1,200 drive-through locations and beginning the process of expanding our COVID-19 vaccine administration, which covered nearly half of our stores in the first quarter of fiscal 2022. These accomplishments advanced our efforts to drive our new strategy - RxEvolution.

RxEvolution – On March 16, 2020, we held an analyst day where we announced our new strategic plan and initiatives, named “RxEvolution,” which includes significant rebranding, a merchandising overhaul, new marketing, and integration and operational initiatives, in both our Retail Pharmacy and Pharmacy Services segments. The execution of these overarching initiatives includes reintroducing the Rite Aid brand to a new generation of consumers, maintaining relevance in an ever-changing marketplace, and thriving as a significant health care services company with a retail footprint. Our initiatives are focused on three primary areas: i) establishing Elixir as a clearly differentiated market leader, ii) unlocking the value of our pharmacists, and iii) renewing our retail and digital experience.

Establishing Elixir as a clearly differentiated market leader: Rite Aid’s pharmacy benefits and services company, Elixir, includes technology and claims adjudication software, mail delivery and specialty pharmacy services, network and rebate administration, as well as prescription discount programs and Medicare Part D insurance for individuals and groups. With an integrated offering, this rebranded business is well positioned with mid-market employer groups and regional health plans seeking an alternative to the large, health plan affiliated PBMs. Additionally, given the connection with Rite Aid’s stores, Elixir has the opportunity to improve its competitive positioning, deliver exceptional retail and mail order pharmacy services, and contribute to positive health outcomes. Elixir is now the only payor agnostic PBM operated together with a retail pharmacy footprint. We believe Elixir is positioned for improved profitability, and represents a significant growth opportunity for Rite Aid.

Unlocking the value of Rite Aid’s pharmacists: Rite Aid is innovating across all of its retail and mail order pharmacy channels, including its PBM and suite of pharmacy service solutions. These innovations go beyond just filling prescriptions to offering an array of over-the-counter, clinical and holistic health and wellness solutions focused on helping customers thrive. Pharmacists are highly educated, knowledgeable, accessible, and among the most trusted healthcare providers; however, their full potential has not been realized. Rite Aid’s approximately 6,400 pharmacists are whole-being health advocates, allowing them to practice at the top of their license and education. Our pharmacists are pushing beyond their traditional role to an expanded role, in which they are encouraging a holistic approach to health. Rite Aid is leveraging LEAN tools, to develop new workflows and technologies to free up our pharmacists’ time, and we are also launching our new Pharmacy of the Future, which moves our pharmacists physically closer to the consumer. These new workflows, tools and space will allow our pharmacists to engage more personally with our consumers. Our initiatives to free up pharmacists time are also helping us to expand our pharmacy services to administer COVID-19 vaccines and COVID-19 testing.

Renewing Rite Aid’s retail and digital experience: As consumers increasingly focus on self-care, they seek to strike the perfect balance between traditional health and holistic wellness. Rite Aid’s goal is to be a whole being health destination that treats mind, body and spirit. To introduce new generations to our iconic brand, Rite Aid is elevating its in-store experience, increasing personalized digital engagement, and refreshing merchandise to include a wide assortment of products with ingredients that are meaningful to Millennial and Gen X shoppers. Rite Aid has re-branded with a new logo to signal this change in pharmacy and retail strategy. Rite Aid continues its store-remodel initiative, including the unveiling of new flagship stores in select markets that demonstrate how Rite Aid is evolving into a trusted household wellness destination that helps consumers on the journey of care for themselves and their parents, children and pets.

We believe that the strategy inherent in our RxEvolution will enable us to unlock the incredible potential of our trusted and iconic brand. By reinvigorating our PBM offerings, enhancing the role of our approximately 6,400 pharmacists and revitalizing our retail and digital experience, we believe Rite Aid will not only remain relevant to a new generation of consumers, but can thrive as an independent healthcare company with a significant retail footprint.

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

Asset Sale—On September 18, 2017, we entered into the Amended and Restated Asset Purchase Agreement (the “Amended and Restated Asset Purchase Agreement”) with WBA and Walgreen Co., an Illinois corporation and wholly-owned direct subsidiary of WBA (“Buyer”), which amended and restated in its entirety the previously disclosed Asset Purchase Agreement (the “Original Asset Purchase Agreement”), dated as of June 28, 2017, by and among Rite Aid, WBA and Buyer. Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer purchased from Rite Aid 1,932 Acquired Stores, three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of approximately $4.375 billion, on a cash-free, debt-free basis (the “Asset Sale” or “Sale”). As of February 27, 2021, we sold all 1,932 Acquired Stores, three distribution centers and related assets to WBA in exchange for proceeds of $4.375 billion.

The term of the Transition Services Agreement (“TSA”) had been extended to October 17, 2020, unless earlier terminated. On July 14, 2020, we entered into a letter agreement with WBA to terminate the services under the TSA, other than certain specified services relating to real estate, accounting, tax, and accounts receivable systems that continued until October 17, 2020 and certain specified services relating to human resources to be performed after October 17, 2020.

Based on its magnitude and because we exited certain markets, the Sale represented a significant strategic shift that had a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale, as required by generally accepted accounting principles (“GAAP”).

We report our business in two distinct segments. Our Retail Pharmacy Segment consists of Rite Aid stores, Health Dialog, and RediClinic, which was closed during fiscal 2021. Our Pharmacy Services Segment consists of Elixir, our PBM.

Retail Pharmacy Segment— In our Rite Aid retail stores, our highly trained pharmacists dispense medications pursuant to prescriptions written by medical providers and educate our customers on alternative remedies that can supplement traditional options. We offer a wide range of healthcare services, including administering immunizations against COVID-19, the flu, shingles and more; assisting our customers with high blood pressure, cholesterol and diabetes; providing guidance on combating obesity and tobacco addiction; and educating our customers on managing medications and potential side effects. Through the pandemic, pharmacists are on the front lines of testing and vaccinating, and made great strides in changing perceptions of pharmacists as providers whose reach extends well beyond filling prescriptions. We believe that offerings such as these will gain additional momentum in a rapidly changing healthcare environment, and establish pharmacists as the most accessible and trusted last-mile connectors in healthcare.

In addition, we offer a wide assortment of front-end merchandise to complement our pharmacy services and to provide convenience to our customers. In fiscal 2021, prescription drug sales accounted for 66.7% of our total drugstore sales. We believe that our pharmacy operations will continue to represent a significant part of our business due to a combination of our efforts to expand the role of our approximately 6,400 pharmacists as whole-being health advocates; demographic trends such as an aging population and increased life expectancy; our focus on growth customers, particularly women between the ages of 25 to 49 who take care of themselves, their children, aging parents, and even pets; anticipated growth in the federally funded Medicare Part D prescription program as “baby boomers” continue to enroll; and the discovery of new and better prescription drug and over-the-counter therapies. We carry a full assortment of front-end products, which accounted for the remaining 33.3% of our total drug store sales in fiscal 2021. Front-end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, food and beverages, greeting cards, seasonal merchandise, pet care, and numerous other every day and convenience products.

We seek to differentiate our stores from larger chain drugstores, in part, through our emphasis on the benefits of both traditional and alternative remedies, a reconstituted assortment of clean, natural, organic and eco-friendly merchandise, brand new flagship store format, owned brands and our strategic partnership with GNC, a retailer of vitamin and mineral supplements. We offer a wide variety of products through our portfolio of owned brands, which contributed approximately 19% of our front-end sales in fiscal 2021, and which we are positioning for future growth.

We completed the acquisition of the Bartell Drug Company during December 2020. The strategic acquisition of the Bartell Drug Company fits into our RxEvolution strategy, complementing our commitment to total health and wellness, the importance of the pharmacist as a trusted health advisor and the critical role the neighborhood pharmacy plays. This expansion within the greater Seattle area will allow us to better service customers, health plans and healthcare provides.

The average size of each store in our chain is approximately 13,600 square feet, and average store size is larger for our locations in the western United States. As of February 27, 2021, 59% of our stores were freestanding; 54% of our stores included a drive-through pharmacy; and 66% included a GNC store within a Rite Aid store.

Health Dialog is a provider of healthcare coaching and disease management services to health plans and employers. Health Dialog provides these services using a call-in line staffed by nurse practitioners and through an online platform.

RediClinic, based in Houston, was an operator of retail clinics. RediClinics were staffed by board-certified nurse practitioners and physician assistants, who were trained and licensed to treat common conditions and provide preventative services, in collaboration with local physicians who were affiliated with a leading health care system in each market. We closed all RediClinic locations as of late summer 2020, however, we continue to offer virtual health care services through telehealth.

Pharmacy Services Segment—Elixir, our mid-market national pharmacy benefits manager (“PBM”), provides a suite of PBM offerings including technology solutions, mail delivery services, specialty pharmacy, network and rebate administration, claims adjudication and pharmacy discount programs. Elixir also provides prescription discount programs and Medicare Part D insurance offerings for individuals and groups. Elixir provides services to various clients across its different lines of business, including major health plans, commercial employers, labor groups and state and local governments, representing approximately 3.25 million covered lives, including approximately 1 million covered lives through our Medicare Part D insurance offerings. Elixir continues to focus its efforts and offerings to its target market of small to mid-market employers, labor unions and regional health plans, including provider-led health plans and government sponsored Medicaid and Medicare plans.

Elixir is an integral component of our new strategy and we believe that Elixir will be established as a differentiated market leader by lowering total healthcare costs through consumer engagement. We are broadening the engagement channels for our members through the introduction of a new member portal in January 2021, modernizing our technology platforms, enhancing our clinical programs and launching our new best in class specialty offering across our book of business. And in markets that overlap with Rite Aid and Bartell stores, we can offer a highly curated clinical offering that not only lowers costs, but also engages members in our stores with our pharmacists. Rite Aid has owned 100% of Elixir (formerly EnvisionRxOptions) since 2015.

Industry Trends

COVID-19—The COVID-19 crisis brought many new challenges to the industry, and severely impacted the U.S. economy. We executed preparedness plans to maintain continuity of our operations, including transitioning many office-based associates to a remote work environment and installing protective equipment in our retail pharmacies. We also provided enhanced benefits to our associates, including bonuses to frontline associates, paid sick leave for part-time associates and paid time off to associates who test positive or are quarantined due to exposure to COVID-19, job protected administrative leave for associates who did not feel comfortable coming to work due to health concerns, and expanded resources to assist associates with the stress caused by the pandemic. Going forward, we expect to incur costs for enhanced cleaning, associate benefits and protection for both our associates and customers, and to provide COVID-19 testing and vaccinations. The longer-term impact of the pandemic including changes in consumer behavior and delayed medical procedures are still being evaluated, but we believe these will continue through our fiscal year 2022.

Aside from the effects of COVID-19, the rate of pharmacy sales growth in the United States continues to be negatively impacted by a decline in new blockbuster drugs, a longer FDA approval process, drug safety concerns, higher copays and an increase in the use of generic (non-brand name) drugs, which are less expensive but do generate higher gross margins. New drug development in the next few years is expected to be concentrated in specialty prescriptions, which are high cost drugs targeted toward complex or rare chronic conditions. On the other hand, we expect prescription usage to continue to grow in the coming years due to the aging U.S. population, increased life expectancy, “baby boomers” continuing to become eligible for the federally funded Medicare prescription program, and new drug therapies. Additionally, rising U.S. healthcare costs and the shortage of primary care physicians are creating opportunities for pharmacists and drugstores to play a more active role in driving positive health outcomes for patients. Services such as immunizations, including those for COVID-19, medication therapy management, chronic condition management, clinics, medication adherence and counseling can all be handled by our trained pharmacists.

In terms of our traditional drug dispensing business, generic prescription drugs continue to help lower overall costs for customers and third party payors. We believe the utilization of existing generic pharmaceuticals will continue to increase, although the pace of introduction of new generic drugs has slowed. The gross profit from a generic drug prescription in the retail drugstore industry is generally greater than the gross profit from a brand drug prescription. However, the sale amount can be substantially less and has impacted our overall revenues and same store sales.

The retail drugstore industry is highly competitive and consolidation has accelerated. We believe that the competitive advantages from the increasing trend toward vertical integration resulting from the combination of retail pharmacy companies with PBMs and insurance companies, such as CVS Health, and aggressive generic pricing programs at competitors such as Wal-Mart and various supermarket chains, will further increase competitive pressures in the industry. Front-end product pricing has continued to be highly promotional in the retail drugstore business, which contributes to additional competitive pressures.

The retail drugstore industry continues to rely significantly on third-party payors. Over the past several years, third-party payors, including the Medicare Part D plans and the state-sponsored Medicaid and related managed care Medicaid agencies, have changed the eligibility requirements of participants and have successfully reduced certain reimbursement rates. This trend is expected to continue, which puts added pressure on Rite Aid and our competitors’ results. Medicare Part D providers have also introduced plans that have restricted network options, under which a patient can elect a plan with a lower copay in exchange for the choice to use a limited number of pharmacies to fill their prescriptions. In order to participate in these restricted networks, retail pharmacies generally are required to accept lower reimbursement rates. We expect the use of these restricted network strategies to continue to increase. When third party payors, including the Medicare Part D program and state-sponsored Medicaid agencies, reduce the number of participants and/or reduce their reimbursement rates, sales and margins in the industry could be reduced, and profitability of the industry adversely affected. These possible adverse effects can be partially offset by lowering our product cost, controlling expenses, dispensing higher-margin generics, finding new revenue streams through pharmacy services and growing our share of dispensing prescriptions.

The PBM industry is generally concentrated among the three largest PBMs, although niche PBMs and organizations seeking to carve out specific PBM-related services continue to emerge.  Plan sponsor clients of PBMs are seeking new and innovative solutions to manage pharmacy benefit costs.  Certain market segments, such as regional health plans, and union/municipal plans and certain mid-market employers are seeking viable alternatives to the Big 3 PBM providers.  Also, plan sponsors with covered populations in geographically concentrated areas, such as hospital/health system clients and small to mid-sized employers, are seeking to leverage geographic opportunities to negotiate more favorable pharmacy pricing and/or integrate their community based clinical management resources with Elixir and Rite Aid pharmacies.

Strategy

Our RxEvolution strategy is intended to transform us into the leading whole health destination that treats mind, body and spirit. We strive to fundamentally change our role in health care and become the industry leader in whole health. Our goal is to help our customers get beyond healthy and get thriving.

Rite Aid seeks to deliver a fresh, differentiated experience across all channels by targeting our growth customer – women between the ages of 25 to 49 who take care of themselves, their children, aging parents, and even pets. During the past year the company has been building the foundation for an elevated customer experience. Rite Aid has been establishing on-trend supplier relationships, resetting categories representing over 75% of front end sales according to our new merchandising standards, delivering new and enhanced training, tools and work processes to all in-store associates, using LEAN methodology to free up pharmacists' time, modernizing its e-commerce infrastructure and online experience, and physically refreshing its fleet of stores. Together, this comprehensive approach is aimed at helping customers achieve a level of well-being that goes beyond traditional perceptions of healthy.

Elixir, our pharmacy benefits manager, offers compelling healthcare services to improve clinical outcomes, digital engagement tools and connection to our over 2,500 Rite Aid and Bartell Drugs retail stores. With our integrated offerings and solutions, Elixir provides mid-market employer groups and regional health plans with an alternative to the large, health-plan affiliated PBMs.

As a healthcare company with a retail footprint that operates in many communities throughout the country and engages over one million customers per day through our various lines of business, we believe we are positioned to continue making a meaningful difference in the lives of our customers, associates and neighbors.

Products and Services

Sales of prescription drugs for our Retail Pharmacy segment represented approximately 66.7%, 67.0% and 66.6% of our total drugstore sales in fiscal years 2021, 2020 and 2019, respectively. In fiscal years 2021, 2020 and 2019, prescription drug sales were $10.9 billion, $10.4 billion and $10.4 billion, respectively. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and our consolidated financial statements.

We carry a full assortment of non-prescription, or front-end, products. The types and number of front-end products in each store vary, and selections are based on customer needs and preferences and available space. No single front-end product category contributed significantly to our sales during fiscal 2021. Our Retail Pharmacy segment’s principal classes of products in fiscal 2021 were the following:

Percentage of
Product Class	Sales
Prescription drugs	66.7%
Over-the-counter medications and personal care	10.8%
Health and beauty aids	4.8%
General merchandise and other	17.7%

We offer a wide variety of own brand products to meet the needs of our customers in virtually every non-pharmacy department. We intend to increase our private brand sales and penetration in fiscal 2022 by expanding our assortment, redefining our brand architecture and brand names, refreshing our package design, and driving greater support through our marketing. We believe that today’s consumer expects high quality differentiated own brand products that deliver performance equal to national brands at a better value. A refresh our own brand offering is critical to improving our gross margin and reducing our working capital investment in inventory.

We have a strategic alliance with GNC under which we have opened 1,652 GNC stores within Rite Aid stores as of February 27, 2021, and have a contractual commitment to open at least 33 additional GNC stores within Rite Aid stores by December 2021. We believe the GNC stores enhance our wellness offerings and help differentiate us from our competitors. GNC is a leading nationwide retailer of vitamin and mineral supplements, personal care, fitness and other health-related products.

Through Elixir, we provide a fully integrated suite of PBM offerings including technology solutions, mail delivery services, specialty pharmacy, network and rebate administration, claims adjudication and pharmacy discount programs. In addition to its PBM offerings, Elixir also offers fully integrated mail-order and specialty pharmacy services through Elixir Pharmacy. Through Elixir Insurance (“EI”), Elixir also serves seniors enrolled in Medicare Part D. In addition, Elixir, through its Laker Software, performs prescription adjudication services for its own claims.

Technology

All of our stores are integrated into a common pharmacy system, which enables our customers to fill or refill prescriptions in any of our stores throughout the country, identifies adverse drug interactions, and enables our pharmacists to fill prescriptions more accurately and efficiently. Our customers may also order prescription refills online, at www.riteaid.com, using our mobile app, or over the phone through our telephonic automated refill systems for pick up at a Rite Aid store or home delivery from a majority of our stores. We have automated pharmacy dispensing units in high volume stores, which are linked to our pharmacists’ computers that fill and label prescription drug orders. We utilize central fill technology to facilitate the automated picking, packaging, and labeling of prescriptions in a central filling location, which are sent to certain retail stores for delivery to the customer. We also utilize workload sharing technology within our stores, whereby stores within a close proximity can shift the fulfillment of prescriptions to stores with excess capacity. The efficiency of these processes allows our pharmacists to spend more time consulting with and answering our customers’ questions and concerns about their prescription medications and health conditions. Additionally, each of our stores employs point-of-sale technology that supports sales analysis and recognition of customer trends. This same point-of-sale technology facilitates the maintenance of perpetual inventory records which, together with our sales analysis, drives our automated inventory replenishment process.

We launched our new website, mobile application, and e-commerce solution in the first quarter of fiscal 2021.  This personalized user experience is built on a modern and scalable platform that will serve as the foundation for our digital and omni-channel solutions. Through RxEvolution, we will continue to enhance and modernize the technology platforms that support our company, with a meaningful focus on customer experience and design.

We continue to enhance our Elixir mobile app with a focus on providing members with the best and most effective low cost medications, in a manner that is completely personalized. It will not simply facilitate transactions, but rather advance a members ability to improve whole health.

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

Customers and Third Party Payors

During fiscal 2021, our stores filled approximately 164.1 million prescriptions and served over one million customers per day. The loss of any one customer would not have a material impact on our results of operations.

In fiscal 2021, substantially all of our pharmacy sales were to customers covered by third party payors (such as insurance companies, prescription benefit management companies, government agencies, private employers or other managed care providers) that agree to pay for all or a portion of a customer’s eligible prescription purchases based on negotiated and contracted reimbursement rates. During fiscal 2021, the top five third party payors accounted for approximately 77.9% of our pharmacy sales. The largest third party payor, Caremark, represented 30.4% of our pharmacy sales. The loss of, or a significant change to the prescription drug reimbursement rates by, a major third party payor could decrease our revenue and harm our business.

During fiscal 2021, Medicaid and related managed Medicaid payors sales were approximately 17.9% of our pharmacy sales, of which the largest single Medicaid payor was approximately 1.3% of our pharmacy sales. During fiscal 2021, approximately 39.6% of our pharmacy sales were to customers covered by Medicare Part D.

Through our Pharmacy Services segment we provide innovative pharmaceutical solutions for our clients which are primarily employers, insurance companies, unions, government employee groups, health plans, managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States.

During fiscal 2021, Medicare Part D payor revenue was approximately 51.4% of our Pharmacy Services Segment revenue, of which the largest single Medicare Part D payer was approximately 36.6% of our Pharmacy Services Segment revenue. During fiscal 2021, approximately 19.3% of our Pharmacy Services Segment revenue was to customers covered by Commercial payors.  During fiscal 2021, approximately 12.1% of our Pharmacy Services Segment revenue was to customers covered by Medicaid payors.

Competition

The retail drugstore and pharmacy benefit management industries are highly competitive. Many of our competitors are larger, better capitalized, have access to greater financial and other resources, are diversified through other industries and have an international presence. Additionally, some of our competitors are vertically integrated, allowing them to leverage healthcare, health plan, and PBM operations together with their retail pharmacy footprint. Increasingly, these competitors are expanding in our existing markets. Greater competition exerts pressure on our pricing and promotional models and may force us to modify or reduce our prices.

Our retail drugstore operations compete with, among others, retail drugstore chains, such as Walgreens and CVS, along with independently owned drugstores, supermarkets such as Kroger, mass merchandisers like Walmart and Target, discount stores, wellness offerings, dollar stores and mail order and internet pharmacies. We compete on the basis of store location, payor access, convenience, price, customer service, and product selection.

Our pharmacy benefit management company competes with other pharmacy benefit managers, such as Caremark, Express Scripts, OptumRx and mid-market PBMs. We will increasingly compete on the basis of our PBM service offerings flexibility, clinical offerings, network management, Rite Aid as an anchor (in Rite Aid markets), omni-channel consumer engagement and the strength of client facing teams.

We believe continued consolidation in the healthcare industry, and the aggressive pricing by supermarkets and mass merchandisers and other PBM service providers will further increase competitive pressures in our industries.

Marketing and Advertising

In fiscal 2021, we advanced efforts to provide a seamlessly connected omni-channel customer experience. We continued to take a holistic approach to managing our media mix while shifting towards a digital-centric strategy. Marketing and advertising expense was approximately $122.7 million. This spend encompasses digital marketing to support pharmacy and front end sales, the wellness+ program and customer relationship marketing, in-store communication, weekly circular (print and digital), marketing campaign support including television, radio, and direct mail. During fiscal 2021, our marketing activities were primarily focused on the following:

●	Relaunching the Rite Aid brand through in-store, digital, broadcast, and print media. This was a significant portion of our marketing spend, and we continue to reinforce the new brand proposition into fiscal 2022.
●	Reinforcing the new Rite Aid brand position of fusing traditional and alternative remedies to support immunity.
●	Supporting the launch of new items and brands as part of our merchandising refresh, including the support of new own brand items.
●	Continued optimization of print media to drive marketing spend into more efficient and effective digital channels. We executed a multi-phase test and control program to determine where print advertising was less productive than digital spend, and adjusted marketing investment by channel throughout the year based on these learnings.
●	Continued weekly promotional marketing as an important component of our marketing message mix, as we focused on promotions of items and categories that were most relevant to our customers during COVID-19.
●	Supported our free wellness+ rewards loyalty program as a component of our customer proposition.
●	Supported market-specific initiatives and individual store programs such as grand openings for new and remodeled stores (including the launch of our new store prototype)
●	Focused efforts on our omni-channel marketing initiatives including our Rite Aid mobile app, social media, our riteaid.com website and e-commerce
●	Additional programs focused on safety and convenience during the pandemic such as free delivery, ancillary immunizations and COVID-19 testing

Human Capital

Overview

As a healthcare company that operates in communities throughout the country and supports the whole health of millions of customers through our various lines of business, Rite Aid is positioned to make a meaningful difference in the lives of our customers. Our mission is to keep our communities healthy and thriving, and at the core of that mission is our associates.

We believe our associates are integral to the success of our business transformation, through our RxEvolution strategy. In order to transform and grow our business, it is important for us to invest in our associates, giving them opportunities to grow professionally, care for themselves and their families, work in diverse and inclusive environments and be whole health ambassadors in their communities.

As of February 27, 2021, we employed over 50,000 associates across the United States, including Puerto Rico.

Communication and Engagement

Because our associates are so essential to our business strategy, we engage with them to measure and understand their perspectives and gather critical feedback. For the past two years, more than 70% of our associates have participated in our annual and periodic pulse associate surveys. The surveys give us valuable information regarding topics such as career development and growth, well-being, compensation, benefits, recognition, and leadership effectiveness.

Training and Development

Growing and developing our talent is key to our future and our ability to lead at our best every day. We seek to inspire a high-performance culture and promote talent development. We offer development on leadership, safety, compliance and other critical business skills. We offer various instructor-led and virtual instructor-led programs and maintain a vast curriculum of relevant, on-demand learning and development resources.

We also provide discounted tuition and reimbursement programs for associates to pursue degrees at select colleges or universities. We have recently been certified as an ACEP, Accredited Provider of Continuing Pharmacy Education, which will allow us to offer courses that count toward the CE licensing requirements of our pharmacists. In addition, we offer an accredited pharmacy technician certification program. Both efforts allow us to develop pharmacy associates to meet the demands of our business.

Our goal is to grow leaders at all levels and provide associates best-in-class opportunities to develop and grow the skills needed to meet personal goals and support Rite Aid’s future growth and success.

Diversity, Equity and Inclusion

We are proud to be a part of diverse communities with associates and customers that reflect the diversity of those communities. As such, we believe that an inclusive and welcoming culture is essential. We are committed to building a workplace in which every associate is appreciated and respected for their uniqueness and differences. We are transforming our business by viewing health and wellness through the lens of both traditional medicines and alternative remedies; we just don’t want to get healthy - we want to get thriving. On a parallel path, our approach to Diversity, Equity & Inclusion is intended to also be transformative. We just don’t strive to increase diversity; we want our talent to thrive.

We are focused on strengthening our DEI infrastructure which includes the development of a DEI team (a Center of Excellence) and DEI integrated strategy that will address talent processes such as talent acquisition, talent development and talent management. A key focus will be to develop solutions that seek to enhance the work environment so our associates can perform to their best potential and provide an optimum customer experience.

As of December 31, 2020 67% of associates self-reported as female. In addition, associates reported their race/ethnicity as: White 56%; Hispanic 15%; Black 13%; Asian 11%; and Other 5%.

Total Rewards and Recognition

We design compensation and benefit programs to support, recognize and reward performance of our associates. Included within the package of offerings for associates are annual bonuses, 401(k) plans, healthcare benefits, paid time off, life and disability coverage, merchandise discounts, and many other services and programs. In addition, we offer our associates wellness programs and tools for whole health in areas of importance such as mental health, disease management and financial wellness.

We also value and encourage associate recognition in order to celebrate outstanding contributions. We’ve recently added financial incentives into our recognition platform, and we utilize this tool to both celebrate the great achievements of our teams and create a community experience for our workforce.

COVID-19 Response

Rite Aid associates have been at the heart of our response to the pandemic, providing communities with medications, essential supplies, COVID-19 related information, COVID-19 tests, and COVID-19 vaccines.

During fiscal 2021, we supported our associates and their families in the following ways: bonuses and additional pay for our frontline associates who were working directly for and with our customers; pandemic pay for associates who tested positive or who were required to quarantine due to exposure; additional 15% associate discount; and job protected administrative leave for associates who did not feel comfortable coming to work due to health concerns. Additionally, the separately funded Rite Aid Foundation Associate Relief Fund provided over $3 million in assistance to grant recipient associates experiencing COVID-19 related hardships through financial support payments. As the safety of our customers and associates were our top concern, we also enacted protocols around cleaning, safety and social distancing.

Research and Development

We do not make significant expenditures for research and development.

Licenses, Trademarks and Patents

The Rite Aid name is our most significant trademark and the most important factor in marketing our stores and private brand products. Additionally, we utilize important tradenames for our Elixir operations and the recently acquired Bartell Drugs. We hold licenses to sell beer, wine and liquor, cigarettes and lottery tickets. As part of our strategic alliance with GNC, we have a license to operate GNC “stores-within-Rite Aid-stores.” We also hold licenses to operate our pharmacies and our distribution facilities. Through our 100% owned subsidiary Elixir, we hold a license to conduct Medicare Part D business with CMS.

Collectively, these licenses are material to our operations.

Seasonality

We experience seasonal fluctuations in our results of operations concentrated in the first and fourth fiscal quarters as the result of the concentration of the cough, cold and flu season and the holidays. We tailor certain front-end merchandise to capitalize on holidays and seasons. We increase our inventory levels during our third fiscal quarter in anticipation of the seasonal fluctuations described above. Our results of operations in the fourth and first fiscal quarters may fluctuate based upon the timing and severity of the cough, cold and flu season, both of which are unpredictable.

Regulation

Our business is subject to federal, state and local laws, regulations, and administrative practices concerning the provision of and payment for health care services, including, without limitation: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims; the ACA; regulations of the U.S. Food and Drug Administration, the U.S Consumer Product Safety Commission, the U.S. Federal Trade Commission, and the U.S. Drug Enforcement Administration, including regulations governing the purchase, sale, storing and dispensing of controlled substances, listed chemicals, and other products, as well as regulations promulgated by state and other federal agencies concerning automated outbound contacts such as phone calls, text messages and emails and the sale, advertisement and promotion of the products we sell, including nicotine products and alcoholic beverages. We are also subject to laws governing our relationship with our associates, including health and safety, minimum wage requirements, overtime, sick leave, working conditions, equal employment opportunity and unionizing efforts.

The legal environment affecting our business will continue to become more complex as new legal requirements and rules are introduced and existing laws are modified. Such legal changes could also create areas of uncertainty and require that we make material changes in our business operations and practices. Finally, any real or alleged non-compliance with these laws could materially and adversely impact our business and financial condition.

Legal Developments Relating to COVID-19

As one of the federal legislative responses to the COVID-19 pandemic, in March 2020, Congress enacted the Families First Coronavirus Response Act (the “Families First Act”) and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which require insurers and other payors to provide coverage for COVID-19 related medical services, in many cases without member cost-sharing. Pursuant to the government’s implementation of COVID-19 related legislation, the Company has received reimbursement for furnishing COVID-19 related testing, vaccinations, and monoclonal antibody treatment. We received provider relief funds under the CARES Act. We also elected to defer paying our employer share of Social Security tax payments for the period beginning March 27, 2020, and we plan to remit such payments by making two equal installments on or about December 31, 2021 and December 31, 2022.

The American Rescue Plan Act of 2021, which was signed into law on March 15, 2021, authorized the government to spend approximately $1.9 trillion to address continued impacts from the COVID-19 pandemic, including approximately $415 billion in increased funding to cover the national vaccination program, COVID-19 testing, contract tracing, research and development, and medical supply manufacturing. Our business began offering COVID-19 vaccinations in its stores during the fourth quarter of fiscal 2021 to eligible individuals based on state and local jurisdiction guidelines.

In addition to the above legislation, we have operated pursuant to a large number of new laws, regulations, and directives from federal, state, county, and city authorities related to the COVID-19 pandemic. For the remainder of the COVID-19 pandemic and for some time thereafter, we anticipate additional mandates and directives, from federal, state, county, and city authorities. Such directives could include additional travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns or the reinstitution of more stringent regulations (including mandatory stay at home orders). While there is uncertainty regarding the financial and operational impacts of COVID-19 related governmental actions and inactions, such impacts could be material and adverse or could require substantial and permanent changes in the Company’s operations.

Health Care Fraud and Abuse Laws

Because we submit claims and other information to Medicare, Medicaid, and other government-sponsored health care programs, the Company is subject to various health care fraud and abuse laws, including the federal False Claims Act (“FCA”) and Anti-Kickback Statute (“AKS”), of which many states have similar state counterparts, as well as the federal Physician Self-Referral Law (“Stark Law”), and the beneficiary inducement provision of the Civil Monetary Penalties Law (“CMPL”). Violations of these laws can result in various forms of sanctions, including civil and criminal fines, treble damages, imprisonment, and exclusion from participation in government-sponsored health care programs. FCA lawsuits can be initiated by the government or by individual whistleblowers who pursue qui tam actions on behalf of the government. In order to participate in government health care programs and mitigate our risks under the health care fraud and abuse laws, the Company maintains a compliance program. The Department of Health and Human Services (“HHS”) has the authority to monitor our operations and compliance efforts through audits and investigations, and noncompliance can result in the imposition of significant civil and criminal penalties and exclusion from future participation in government programs.

Medicare Laws and Regulations

We participate in the federal government’s Medicare Part D program as a stand-alone Prescription Drug Plan (“PDP”) through our EI subsidiary, and our PBM business contracts to provide drug benefit administration services for other Medicare plans. Accordingly, we are subject to federal, state, and local regulations, including rules, guidance, memoranda, and updates published by CMS. This includes the governance set forth by the Medicare Part D program, which makes prescription drug coverage available to eligible Medicare beneficiaries through private insurers. This program regulates the provision of Medicare outpatient prescription drug coverage, including enrollment, formularies, pharmacy networks, marketing, and claims processing. Some Medicare regulations, including those governing pharmacy network, benefit designs, and product pricing, have been and may continue to be modified.

CMS could decrease Medicare reimbursement or increase fees imposed upon PDPs. Among other things, PDPs could be required to pay Medical Loss Ratio (“MLR”) rebates for failure to meet minimum MLRs in a given year and repeated failure to meet such minimum annual thresholds can serve as a basis for program termination by CMS. Because our Medicare plan clients are subject to these same regulations, if they are negatively impacted by legal noncompliance or unexpected reimbursement cuts, they could seek to terminate or renegotiate contractual arrangements with our Company.

CMS assesses the quality of PDPs through star ratings, which may impact beneficiary enrollment numbers and sustained negative star ratings can result in plan termination. PDPs that fail or are unable to achieve or maintain star ratings can be terminated from Medicare.

Pharmacy, Professional Licensure, and Controlled Substance Laws and Regulations

We are subject to a wide range of statutes and regulations at the federal and state levels regarding the practice, licensure, and professional regulation of pharmacy and nursing. These statutes and regulations govern our retail, mail order, and specialty pharmacy operations, as well as the professional conduct of our pharmacists, pharmacy technicians, nurses, and physician assistants. Federal and state law also governs the regulation of prescriptions, drug products, and controlled substances. Governmental agencies with regulatory authority to audit and/or investigate our Company’s operations in this area include, but are not limited to CMS, DEA, DOJ, FDA, state pharmacy boards, state nursing boards, state controlled substance regulators, and the state attorneys general. These agencies are authorized to impose criminal, civil, and administrative law sanctions for failure to comply with these laws and regulations.

HIPAA, Privacy, and Security Laws

Our business is also subject to patient and consumer privacy obligations, including corporate, pharmacy and associate responsibility imposed by the Health Insurance Portability and Accountability Act (“HIPAA”), as modified by the American Recovery and Reinvestment Act of 2009, including the Health Information Technology for Economic and Clinical Health Act. As a HIPAA covered entity, we are required to implement privacy standards, train our associates on the permitted uses and disclosures of protected health information (“PHI”), report breaches of PHI, provide a notice of privacy practices to our pharmacy customers and permit pharmacy customers to access and amend their records and receive an accounting of disclosures of PHI. We are also subject to regulations governing the receipt of remuneration in exchange for PHI and are subject to audit for HIPAA compliance and failure to satisfy HIPAA standards may result in civil and criminal penalties. Corresponding state health privacy laws also apply to our business to the extent they are more stringent than HIPAA, and require additional compliance efforts that may vary by state.

Data Protection and Cybersecurity Laws

Our business is subject to federal and state privacy and data security laws, with respect to our receipt, use and disclosure by us of personally identifiable information (“PII”), which laws require us to provide appropriate privacy and security safeguards for such information. The Cybersecurity Information Sharing Act of 2015 invites business entities to share cyber threat indicators with the federal government and directs HHS to create a set of voluntary cybersecurity best practices for health care entities. In addition, we are subject to the recently enacted California Consumer Privacy Act (“CCPA”), which established numerous consumer rights including rights of access and deletion of consumer’s data upon request. The approved California Privacy Rights Act (the “CPRA”) with a January 1, 2023 compliance deadline amends and expands the CCPA. Similarly, Virginia has enacted the Virginia Consumer Data Protection Act (“CDPA”), which goes into effect on January 1, 2023, and provides for consumer privacy rights and protections that are in many ways similar to those in the California law, although the CDPA does not include a private right of action. Other states are considering laws that would give consumers increased control over their personal data. Courts also may adopt the standards for fair information practices promulgated by the FTC that concern consumer notice, choice, security, and access. Likewise, a number of states that have passed data safeguard legislation, most notably New York’s Stop Hacks and Improve Electronic Data Security Act (the “SHIELD Act”), signed into law in July 2019, that requires any person or business owning or licensing computerized data that includes the private information of a resident of New York to implement and maintain reasonable safeguards to protect the security, confidentiality, and integrity of the private information. We are also subject to the Payment Card Industry Data Security Standard promulgated by the payment card industry in connection with handling credit card data. This standard contains requirements devised to aid entities that process, store or transmit credit card information to maintain a secure environment.

Our business faces a significant compliance burden in seeking to satisfy federal as well as multiple and sometimes inconsistent state laws regarding privacy and data security. We further anticipate the introduction of new state data security laws that could increase our compliance burdens or negatively impact our future business plans and operations. Additionally, many of the public health insurance exchanges (“Public Exchanges”) governed by the Patient Protection and Affordable Care Act (“ACA”) impose their own privacy and security standards. Because these standards may impact downstream entities, such as PBMs, they may impose additional compliance burdens for our business.

Consumer Protection Laws

Our business is required to comply with certain federal and state consumer protection laws. Applicable federal laws include the Federal Trade Commission Act, the Federal Postal Service Act, and the Consumer Product Safety Act. Our retail pharmacies and clinics are also subject to federal and state laws regarding the accessibility of goods and services to people with disabilities. Moreover, our website operations and electronic marketing and customer communications must be employed in compliance with certain consumer protection requirements. Under these laws, regulated entities may be subject to legal action and government investigations in regards to a wide array of customer-facing matters, including product pricing and expiration, disability access, and member loyalty and other financial incentive programs.

Telemarketing and Other Outbound Contacts

The Company engages in certain telemarketing activities that involve outbound phone calls, texts and emails. Accordingly, we are subject to various federal and state laws, including, but not limited to the federal Telephone Consumer Protection Act and the federal Telemarketing Sales Rule, under which federal and state regulators and private individuals may be authorized to take legal action and seek financial penalties for violations.

The Affordable Care Act

The ACA made broad and far-reaching changes to the U.S. health care system and increased access to coverage for persons who may be our patients or enrollees through federally-subsidized coverages. Among other things, the ACA expanded the Medicaid program eligibility in states that accepted federal incentives on such expansion. Pursuant to the ACA, the Company’s PBM and PDP businesses, and its health plan clients, have also been subjected to greater government oversight and regulation, including in relation to minimum MLR requirements, benefit plan design mandates, and group rating and pricing practices. Parts of the ACA continue to change over time through federal and state regulatory and policy actions and related litigation. The U.S. Supreme Court is expected to rule on a major legal challenge to the constitutionality of the ACA and the U.S. Congress could take action to repeal, modify, or expand the ACA in the future. While the American Rescue Plan Act of 2021 increased federal subsidies for insurance obtained under the health exchange marketplace, this increase is temporary and it is unclear whether or not Congress will extend the subsidies beyond their current expiration date at the end of 2022. As a result, there is significant uncertainty regarding the ACA and its ongoing impacts. Furthermore, any changes to the ACA and any state responses to such changes could have a significant adverse effect on our business operations and finances.

340B Drug Pricing Program

Under the 340B Drug Pricing Program, which is overseen by HHS and the Health Resources and Services Administration (“HRSA”), drug manufacturers are required to sell outpatient prescription drugs to certain safety net covered entities at discount prices. Drugs covered under the 340B Program may be dispensed by the covered entity or through contract pharmacies. In recent years, there has been litigation and enforcement actions regarding the dispensing of program drugs by contract pharmacies and the payment of mandatory 340B Program drug discounts by drug manufacturers. To the extent these actions could restrict the scope of the 340B Program or contract pharmacy arrangements, our Company’s participation in the program could be significantly impacted. Congressional action with respect to the program might also have an impact.

Environmental, Safety, Hazardous Materials Laws

In connection with the ownership and operations of our stores, distribution centers and other sites, we are subject to laws and regulations at the federal, state, and local levels relating to the protection of the environment, public health, and occupational safety matters, including those governing the management and disposal of hazardous substances and the cleanup of contaminated sites. Failure to comply with such laws or regulations could result in fines or other government-imposed sanctions.

Pharmacy Network, Audit, and Plan Design Legislation

Medicare Part D and many states have implemented “any willing provider” laws and related legal provisions that regulate the ability of drug benefit plans and PBMs to utilize limited pharmacy networks. In addition, an increasing number of states have imposed conditions restricting or modifying the ability of health plans and PBMs to audit pharmacies and recover overpayments. Finally, CMS and the various states may regulate the design and structure of prescription drug formularies with regard to Medicare Part D and ACA-regulated plans. Some of these regulations may limit the ability of PBMs and health plans to impose formulary conditions or restrictions, such as copayment differentials and drug tiering designs, which may be used to manage drug benefits and promote cost-efficient utilization. These laws can significantly affect the ability of PBMs to develop and enforce pharmacy networks, formularies, and other plan design features to manage costs and to effectively conduct audits aimed at recovering overpayments for our health plan clients.

Medicare November 2020 Rebate Rule

Our Medicare PDP and PBM businesses could be impacted by the HHS final rule issued in November 2020, which would eliminate AKS safe harbor protection for rebates offered by drug manufacturers to PDPs and their contracting PBMs in exchange for formulary placement. The final rule would replace the previous safe harbor with two narrower safe harbors, one of which applies to certain point-of-sale rebates and the other to certain fixed service fees paid by manufacturers to PBMs. The final rule has been the subject of industry legal challenge, and pursuant to a court order, its implementation date has been delayed until at least January 1, 2023. It is currently unclear whether the final rule will survive legal challenge and be implemented as currently drafted, or whether it will be struck down, modified, or rescinded. Moreover, even if implemented in its current form, it is unclear what the final rule’s resulting impact could be to the Company and its PBM and PDP businesses.

Pharmacy Pricing Legislation

An increasing number of states are regulating Maximum Allowable Cost reimbursement (“MAC”), which may be employed by PBMs to regulate generic drugs costs. State MAC laws are frequently designed to regulate MAC pricing methodologies, price transparency, the types of drugs subject to MAC pricing, and MAC pricing appeals by pharmacies. In December 2020, the U.S. Supreme Court held that an Arkansas law that regulated PBM activities relating to MAC pricing and procedures was not preempted under ERISA. This decision affords states greater latitude to enact and enforce MAC laws that could restrict the ability of PBMs to impose and enforce MAC pricing parameters to maximize cost efficiency.

Antitrust and Unfair Competition Laws

The Company falls under the oversight of the U.S. Federal Trade Commission (“FTC”) and state regulatory authorities that are charged with investigating and enforcing laws relating to unfair and deceptive trade practices and “unfair methods of competition.” Some government investigations and prosecutions have focused on competitive and trade practices employed by PBMs with regard to rebates, drug pricing, and restrictive pharmacy networks, as well as various other business practices of PBMs and retail pharmacies. In addition, the federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. Antitrust enforcement in the healthcare sector is currently a priority of the FTC and the U.S. Department of Justice. Violations of federal or state antitrust and unfair trade practices laws and regulations could result in substantial statutory penalties and other sanctions.

FDA Regulation

The Company’s business operations include, among other things, the distribution and dispensing of prescription drugs, the sale of over-the-counter medications and products, the private labeling of certain drug products and medical devices, and the sale of prepared food, all of which are regulated in whole or in part by the FDA. The FDA is authorized to impose various forms of sanction, including financial penalties, for failure to comply with regulations governing matters within its oversight.

ERISA Regulation

Our PBM business provides prescription drug administrative services for various employer and union sponsored health plans, many of which are governed by the Employee Retirement Income Security Act of 1974 (“ERISA”). In some cases, our PBM business may contract with a plan sponsor to assume limited fiduciary responsibilities and may be subject to direct civil and/or criminal liability under ERISA for any illegal remuneration provided to or received from plan sponsors.

ERISA generally preempts state and local laws that relate to employee benefit plans, but there is a lack of clarity as to the scope of ERISA preemption, which has been a frequent subject of litigation. In December 2020, the U.S. Supreme Court upheld an Arkansas law designed to restrict the ability of PBMs to impose certain financial and operational parameters on network pharmacies. To the extent that future cases further limit ERISA’s preemptive scope, PBMs could be increasingly subject to state-imposed legal requirements.

PBM Laws and Regulations

Many states have implemented laws and regulations designed to more stringently regulate PBM activities, including by means of PBM licensure and registration requirements, restrictions on pharmacy audits, MAC pricing transparency, and restrictions on PBM pharmacy network designs and dispensing channels. In addition, various quasi-regulatory organizations and credentialing organizations have issued (or may propose) model standards or other requirements concerning PBMs, specialty pharmacies, or health plans. Examples include the National Association of Boards of Pharmacy, the National Association of Insurance Commissioners (“NAIC”), the National Committee for Quality Assurance (“NCQA”), and the Utilization Review Accreditation Commission (“URAC”), among others. Cumulatively, these efforts could restrict PBMs’ leeway to manage costs and lead to greater inconsistency among state standards and laws, thereby increasing PBM compliance burdens.

PBMs are also subject to various federal and state fraud, waste, and abuse laws, including the FCA, AKS, and state false claims act and anti-kickback laws. Failure to comply with any of these laws could invite financial penalties and/or civil or criminal sanctions.

Government Agreements and Mandates

The Company may, from time to time, be subject to certain agreements or mandates imposed by federal, state, and local authorities in the form of consent orders, corporate integrity agreements, corrective action plans, and settlements. Currently, our business is subject to consent orders that pertain to information security, tobacco, pricing and product expiration dates.

Among other actions, the Company maintains a comprehensive security program designed to protect the security, confidentiality, and integrity of personal information collected from or about our consumers. Compliance with these consent orders requires regular assessments and reports and our compliance activities may occasionally be subject to audit or inspection. Any failure to abide by the terms of these consent orders could result in civil, criminal, or administrative remedies or penalties.

Consumer Financial Laws

The Company offers various financial products and services at certain of our retail store locations that include money (wire) transfer services, bill payment, money orders, check cashing, prepaid gift cards, and digital payment platforms. Accordingly, our business is subject to certain international, federal, and state anti-money laundering and consumer financial laws. Violations of these laws and regulations can result in civil and criminal penalties as well as reputational harm.

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

Summary

The following is a summary of the principal risks we face:

Risks Related to our Financial Condition

●	Widespread health developments, including the global COVID-19 pandemic, could materially and adversely affect our business, financial condition and results of operations.
●	We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.
●	Borrowings under our senior secured credit facilities are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates or changes affecting the availability of LIBOR occur.
●	The covenants in the instruments that govern our current indebtedness may limit our operating and financial flexibility.

Risks Related to our Operations

●	We need to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot effectively implement our business strategy or if our strategy is negatively affected by worsening economic conditions.
●	We purchase all of our brand and generic drugs from a single wholesaler. A disruption in this relationship may have a negative effect on us.
●	Recent significant changes to our executive leadership team and any future loss of members of such team, and the resulting management transitions could materially adversely affect our financial performance.
●	Our ability to attract and motivate talented employees is uncertain and poses financial risks.
●	Failure or significant disruption to our information technology systems/infrastructure or a cyber-security breach could adversely affect our operations.
●	We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.
●	Any failure to protect the security of personal information about our customers and associates, could result in significant business liability and reputational harm.
●	Any inability to keep existing store locations or open new locations in desirable places may have a negative impact on our operations.
●	A variety of business continuity hazards and risks could materially and adversely affect our and our vendors’ business operations and our quarterly results may fluctuate significantly.

Risks Related to the Retail Pharmacy and PBM Industries in which we Operate

●	The markets in which we operate are very competitive and further increases in competition could adversely affect us.
●	A change in our pharmacy and payor mix could adversely affect our profit margins.

●	Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.
●	There are risks related to the availability, pricing, and safety profiles of the pharmacy drugs and products we purchase and sell.
●	Changes in third party reimbursement levels for prescription drugs and changes in industry pricing benchmarks could reduce our margins and have a material adverse effect on our business.
●	A substantial portion of our pharmacy revenue is currently generated from a limited number of third party payors, and, if there is a loss of, or significant change to prescription drug reimbursement rates by, a major third party payor, our revenue will decrease and our business and prospects could be adversely impacted.
●	A substantial portion of our Pharmacy Services segment revenue is currently generated from a limited number of customers, and, if there is a loss of a major customer, our revenue will decrease and our business and prospects could be adversely impacted.
●	We are exposed to risks related to litigation and other legal proceedings.
●	We are subject to governmental regulations, procedures and requirements; our noncompliance or a significant legislative, regulatory, or public policy change could adversely affect our business, the results of our operations or our financial condition.
●	Government audits, investigations, and reviews could lead to liability and operational changes.
●	If our compliance or other systems and processes fail or are deemed inadequate, we may become subject to regulatory actions and/or litigation.
●	Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us.
●	We may be subject to significant liability should the consumption of any of our products cause injury, illness or death.
●	Risks of declining gross margins in the PBM industry could adversely impact our profitability.
●	The possibility of PBM client loss and/or the failure to win new PBM business could impact our ability to secure new business.
●	Regulatory or business changes relating to our participation in Medicare Part D, the medical loss ratio for our Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D, may adversely impact our business and our financial results.
●	Failure to timely identify or effectively respond to changing consumer preferences and spending patterns, an inability to expand the products being purchased by our clients and customers, or the failure or inability to obtain or offer particular categories of products could negatively affect our relationship with our clients and customers and the demand for our products and services.
●	The impact of extreme events, natural disasters, and climate change could create unpredictability for our business operations.
●	The seasonal nature of our business causes fluctuations in operations.

●	Changes in laws governing labor, employers, and union organizing may increase our labor costs.

Risks Related to our Financial Condition

Widespread health developments, including the global COVID-19 pandemic, could materially and adversely affect our business, financial condition and results of operations.

We continue to closely monitor the events and impacts relating to COVID-19, which has been declared a pandemic by the World Health Organization, and has spread to, and impacted the economies of, every state in the U.S. and countries around the world. This pandemic, as well as the reality or fear of any other adverse public health developments, has impacted and could further adversely and materially affect, among other things, our workforce, operations, stores, consumer behavior, and supply chain, and the operations of our customers, suppliers and business partners. The local, national and international responses to the virus have continued to evolve and have included voluntary and in some cases, mandatory quarantines as well as shut downs and other restrictions on travel and commercial, social, medical and other activities, and declarations of emergencies. Such measures have contributed to increases in the unemployment rate and changes in customer spending.

The nature and scope of COVID-19’s impacts to our business and operations will depend on a series of evolving factors and developments that are difficult to assess, predict, or control, which include, but are not limited to, the following:

●	the severity and duration of the pandemic, including whether there are additional outbreaks or spikes in the number of COVID-19 cases, and future mutations or related strains of the virus in areas where we operate;

●	the duration, degree, and effectiveness of governmental, business, or other measures implemented in response to the pandemic, including but not limited to quarantine, shelter-in-place, social distancing and face mask measures; restrictions on or changes to our operations up to and including complete or partial closure of our stores, facilities and distribution centers; economic measures; access to unemployment compensation; stimulus payments and other fiscal policy changes; or additional measures that may not yet be effected;

●	the timing, availability and supply chain of, and prevalence of access to and utilization of, effective medical treatments and vaccines for COVID-19;

●	changes in the timing and extent of restrictions impacting our business and our customers as a result of COVID-19, which may vary materially over time and among the different regions and markets we serve;

●	the extent and duration of the effect on consumer confidence, economic well-being, spending, and drug utilization, deferred medical care, the rate of elective procedures and even recommended screening tests, as well as customer demand, consumer behavior, buying patterns and shopping behaviors, including spend on discretionary categories, which often include higher margin products, and increased utilization of online sales channels, both during and after the pandemic;

●	the health of our associates, costs to field our team, and our ability to meet staffing needs in our stores, distribution facilities, corporate offices and other critical functions, including if associates are quarantined as a result of exposure;

●	the impacts on our distribution channels and supply chain, including manufacturers and suppliers of products we sell, including the supply chain of COVID-19 vaccines and other pharmaceuticals, and logistics and transportation providers, and on our other strategic partners and service providers, including the ability of these third parties to pay amounts owed to us timely or in full or to remain in business;

●	consequences on our business performance and strategic initiatives stemming from the substantial investment of time and other resources to the pandemic response;

●	high MLR on our Part D business due to stockpiling maintenance medications;

●	continued delays in new request for proposals (“RFP”) from new or existing PBM customers or RFP decisions during our PBM selling season;

●	volatility or disruptions in the credit and financial markets during and/or after the pandemic;

●	any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions;

●	the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our associates and business partners, among others;

●	changes to, and modifications of, business practices and internal policies and procedures, including in response to regulatory changes as a result of COVID-19;

●	increased cyber security risks, including as a result of our associates, and employees of our business partners, vendors, suppliers and other third parties with which we do business, working remotely;

●	the impact of regulatory and judicial changes in liability for workers compensation and potential increases in insurance costs, medical claims costs and workers’ compensation claim costs;

●	the impact of litigation or claims from customers, employees, suppliers, regulators or other third parties relating to COVID-19 or our actions in response thereto;

●	the potential reputational harm to our brands if we fail to appropriately respond, or are perceived to have inadequately responded, to risks relating to COVID-19;

●	additional increased costs associated with operating during the global pandemic;

●	evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary and inflationary pressures;

●	the impact of the pandemic on economic activity and the pace and extent of recovery when the pandemic subsides, which may vary materially over time and among the different regions and markets we serve; and

●	the long-term impact of the COVID-19 pandemic on the global economy, trade relations, consumer behavior, our industry, and our business operations.

The above factors and risks, among others, are difficult to predict and could result in material adverse impacts to our business, operations, cash flows, and financial condition. In addition, it is difficult to predict the potentially adverse impacts that COVID-19 could have on our customers, suppliers, vendors, and other business partners, which, in turn could materially and adversely impact our business.

In response to the spread of COVID-19, we have modified certain of our business practices (including store hours and access, employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our associates, customers, suppliers and business partners. We have also modified certain other parts of our operations during the pandemic, including by changing protocols for employee-customer interactions and customer traffic and imposing other restrictions or modifications in operations due to applicable legal or other requirements. These measures have adversely affected, and may continue to adversely affect, the customer experience, sales, and operations, and there can be no assurance that such measures will be sufficient to mitigate the risks posed by the pandemic. Further, the initiatives we have implemented to slow and/or reduce the impact of COVID-

19 and the related support programs we have put in place for our associates and customers have in some instances, increased our operating expenses and reduced the efficiency of our operations. There can be no assurance that a continued effect of COVID-19 will not impact the measures we have taken to reduce costs.

We have incurred additional costs to meet the safety and needs of our associates and customers, including the installation of Plexiglas shields at pharmacy and front-end counters to provide additional protection, providing additional cleaning materials for our stores and other facilities, and focusing on home delivery and digital services. In addition, we have enhanced certain employee benefits and compensation for those on the front-line. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic. Additionally, a substantial number of our associates have transitioned to remote working environments as a result of the pandemic, which has increased risks for our business, including an increased demand for information technology resources, increased risk of business interruptions, increased risk for cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive, personal, proprietary, or confidential information.

Efforts to mitigate COVID-19, have required and will continue to require, a large investment of time and resources across the company and may delay other value added services. COVID-19 or any other adverse public health developments could inhibit or delay our ability to execute our strategic initiatives, including, without limitation (i) improving our PBM business, (ii) redefining the role of our pharmacists, (iii) updating our retail and digital experience; (iv) the roll-out of our future store concept, merchandising changes and rebranding efforts; and (v) our plan to increase the sales volume and profitability of our existing brands. Additionally, the impact of COVID-19 on our business may be impacted by the costs of treatment of COVID-19, unemployment, and the related effects on customer insurance coverage caused by governmental actions to mitigate the impact of COVID-19 or other adverse public health developments, including reduced demand for acute medication.

While the FDA has authorized certain COVID-19 vaccines for emergency use, and vaccines have become more widely available, the COVID-19 pandemic continues to evolve and the severity and duration of the pandemic, and the nature of the governmental response to it, remain unknown at this time. The extent to which COVID-19 may impact our business depends on numerous factors, which are highly uncertain and cannot be predicted and are outside of our control, including new information concerning the severity of the virus, the scope of the outbreak and the actions to contain the virus or treat its impact and the disruption, the emergence of new, and potentially more infectious or deadly strains of the virus, the disruption of the vaccine supply chain and the reluctance of some to receive the vaccine which could result in prolonging the pandemic, the impact of stimulus legislation, volatility in the global capital markets, which may increase the cost of capital and adversely impact our access to capital and to what extent normal economic and operating conditions can resume, among others. The pandemic has also contributed to adverse conditions in the global economy and reduced expectations for the global economy, which could adversely affect our business as well as the businesses of many of our largest customers and other companies with which we do business. As a result, the impact on our financial and operating results cannot be reasonably estimated at this time, but the impact could be material. Additionally, the impact of COVID-19 could further exacerbate the impact of the other risk factors contained in this and the other reports the Company files with the SEC.

We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

We had, as of February 27, 2021, approximately $3.1 billion of outstanding indebtedness and stockholders’ equity of $615.2 million. We also had additional borrowing capacity under our $2.7 billion senior secured asset-based revolving credit facility (the “Senior Secured Revolving Credit Facility” or “revolver”) of $1,643.1 million, net of outstanding letters of credit of approximately $122.0 million.

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

We believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal 2022 and have no significant debt maturities prior to December 2023. However, if our operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, we could face liquidity constraints. Additionally, we improved our leverage and liquidity position this past year by selling our rights in our calendar 2020 Medicare Part D final reconciliation payment. There can be no assurance that we will enter into a similar transaction for our calendar 2021 payment, or that if we do so, that the terms of such transaction will differ, and such differences could be material. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, or need to change certain elements of our strategy, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Additionally, the impact of COVID-19 on the financial markets and the economy may make it more difficult to consummate any such transaction, or result in terms that are less favorable to us. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or refinance our indebtedness could have a material adverse effect on us.

Borrowings under our senior secured credit facilities are based upon variable rates of interest, which could result in higher expense in the event of increases in interest rates or changes affecting the availability of LIBOR occur.

Borrowings under our senior secured credit agreement, dated as of December 20, 2018 (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Credit Agreement”), consisting of a $2,700.0 million senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a $450.0 million “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan”) (collectively, the “Existing Facilities”) bear interest at a rate that varies depending on the London Interbank Offered Rate (“LIBOR”). If LIBOR rises, the interest rates on borrowings under our Existing Facilities will increase. Therefore an increase in LIBOR, would increase our interest payment obligations under those borrowings and have a negative effect on our cash flow and financial condition.

Further, in July 2017, the U.K. Financial Conduct Authority (the authority which regulates LIBOR) announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021. In March 2021, ICE Benchmark Administration, the administrator for LIBOR, confirmed its intention to cease publishing one week and two-month USD LIBOR after December 2021 and all remaining USD LIBOR tenors in mid-2023. Concurrently, the U.K. Financial Conduct Authority announced the cessation or loss of representativeness of the USD LIBOR tenors from those dates. The Alternative Reference Rates Committee, a group of market participants convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”), a rate calculated based on repurchase agreements backed by treasury securities, as its recommended alternative benchmark rate to replace USD LIBOR. These reforms may cause LIBOR to perform differently than it has in the past, and it is expected that LIBOR will cease to be available after 2021 or mid-2023, as applicable. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after 2021 or mid-2023, as applicable. There is uncertainty about how applicable law and the courts will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts. After LIBOR ceases to exist, interest rates on future indebtedness may be adversely affected or we may need to renegotiate the terms of our

Existing Facilities to replace LIBOR with the new standard benchmark rate that is established, if any, or to otherwise agree with the trustees or agents on a new means of calculating interest. In addition, changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.

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

The Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200.0 million, or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250 million. As of February 27, 2021, we had availability under our revolver of approximately $1,643.1 million, our fixed charge coverage ratio was greater than 1.00 to 1.00, and therefore, we were in compliance with the Credit Agreement’s financial covenant. The Credit Agreement also limits our ability to maintain cash, without repaying a portion of our outstanding borrowings under the Senior Secured Revolving Credit Facility, above a specified amount. For additional details, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Future Liquidity”.

Risks Related to our Operations

We need to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot effectively implement our business strategy or if our strategy is negatively affected by worsening economic conditions.

We have not achieved the sales productivity level of our major competitors. Improving our retail sales, prescription volumes and profitability at our PBM are essential to enable us to cover our fixed staffing costs and to improve profitability and operating cash flow. If we are not successful in implementing our strategies, including our efforts to increase sales and further reduce costs, or if our strategies are not effective, we may not be able to improve our operations. A prolonged impact of COVID-19 may also make it more difficult to implement our strategies or cause a delay in such implementation. Furthermore, any adverse change or weakness in general economic conditions or major industries can adversely affect drug benefit plans and reduce our pharmacy sales. Adverse changes in general economic conditions, including those resulting from COVID-19, such as increased unemployment, could affect consumer buying practices and consequently reduce our sales of front-end products, and cause a decrease in our profitability. Failure to improve operations or weakness in major industries or general economic conditions would adversely affect our results of operations, financial condition and cash flows and our ability to make principal or interest payments on our debt.

We purchase all of our brand and generic drugs from a single wholesaler. A disruption in this relationship may have a negative effect on us.

We purchase all of our brand drugs and, with limited exceptions, all of our generic drugs from a single wholesaler, McKesson. Because McKesson acts as a wholesaler for drugs purchased from manufacturers worldwide, any disruption in the supply of a given drug, including disruptions related to COVID-19 or to extreme weather or natural disasters, supply shortages of key ingredients, or regulatory actions by domestic or foreign governmental agencies, or specific actions taken by drug manufacturers, could adversely impact McKesson’s ability to fulfill our demands, which could adversely affect us. Pharmacy sales represented approximately 66.7% of our total drugstore sales during fiscal 2021. While we believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available, a significant disruption in our relationship with McKesson could result in disruptions to our business until we execute a replacement wholesaler agreement or develop and implement self-distribution processes. We believe we could obtain qualified alternative sources, including through self-distribution, for substantially all of the prescription drugs we sell on an acceptable basis, and accordingly that the impact of any disruption would be temporary, although the impact of COVID-19 could make it more challenging to find a suitable replacement on our then desired timeline. On February 28, 2019, we and McKesson entered into a contract that will continue our pharmaceutical sourcing and distribution partnership for an additional ten years. Under the terms, McKesson will continue providing us with sourcing and direct-to-store delivery for brand and generic pharmaceutical products through March 2029.

Recent significant changes to our executive leadership team and any future loss of members of such team, and the resulting management transitions could materially adversely affect our financial performance.

Our success depends to a significant degree on the continued contributions of members of our senior management and other key operations, merchandising and administrative personnel, and the loss of any such persons could have a material effect on our business. During the past several years we experienced significant changes to our executive leadership team, including a new President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, among others. These types of management changes have the potential to disrupt our operations due to the operational and administrative inefficiencies, added costs, increased likelihood of turnover, and the loss of personnel with vital institutional knowledge, experience and expertise, which could result in significant disruptions to our operations. In addition, we must successfully integrate the new executive leadership within our organization in order to achieve our operating objectives, and changes in key leadership positions may temporarily affect our financial performance and results of operations as new leadership becomes familiar with our business. We are currently engaging in these activities primarily on a work from home basis as a result of COVID-19.

Our ability to attract and motivate talented employees is uncertain and poses financial risks.

We regularly compete with similar companies for talented employees and our success depends in part on attracting, retaining, and/or replacing key personnel with equally qualified employees. Given the ongoing risk of employee loss, we may occasionally need to increase salaries or experience increases in employment-related costs, which may reduce our revenue. We may also lose employees due to illness or other sudden occurrences, which makes succession planning difficult.

Loss and/or transition of Company personnel, including senior executives, creates uncertainty as there is no guarantee that new personnel or leadership will adequately perform or smoothly transition into their new roles. Moreover, our investors, business partners, and employees prefer stability and any high level of employee turnover could undermine stakeholder support. Ultimately, the unpredictability regarding employee continuity and potential disruption stemming from employee losses pose a threat to our overall financial condition and operations.

Failure or significant disruption to our information technology systems/infrastructure or a cyber-security breach could adversely affect our operations.

Technology and computer systems are critical to many aspects of our pharmacy business, including, but not limited to, the drug supply chain, our dispensing of drugs, and our reimbursement. For instance, we rely extensively on computer systems used by Rite Aid, Elixir, Bartell Drugs, and Health Dialog, to manage our ordering, pricing, point-of-sale, inventory replenishment and other processes. Our computer systems are at risk for failures, security breaches, and natural disasters, and they have been subject to attack by perpetrators of random or targeted malicious technology-related events, such as cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information, including credit card information. These sorts of attacks could subject our systems to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, coordinated cyber security attacks, severe weather conditions, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. Although we deploy an information security program designed to protect confidential information against data security breaches through a multi-layered approach to address information security threats and vulnerabilities, including ones from a cyber-security standpoint, a compromise of our information security controls or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could adversely affect our business, financial position and results of operations. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. We could also be adversely impacted by any significant disruptions in, or security breaches of, the systems and technology of third party suppliers or processors we interact with, including key payors and vendors with whom we share information including PHI. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Any compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or our data could also result in a violation of applicable privacy, information security, and other laws, significant legal and financial exposure, fines or lawsuits, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business. Although we maintain cyber security insurance, we cannot assure you that the coverage limits under our insurance program will be adequate to protect us against future claims.

To effectively compete with our competitors and continue business partner relations, we must constantly invest in and update our technology and computer systems. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. We must ensure that our security operations are current and that our technology can properly interface with our business partners. These investments are costly, long-term, and unpredictable. There are risks that our technology investments will not be successful, will not provide a return on investment, and/or may fail or never be deployed. Oftentimes, we are implementing multiple updates or technology changes at the same time. We are currently in the process of changing our omni-channel distribution and there can be no assurance that we will be able to implement this technology on its intended timeline or that it will achieve its intended benefits.

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

Any failure to protect the security of personal information about our customers and associates, could result in significant business liability and reputational harm.

In the ordinary course of business, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our web site, or otherwise communicate and interact with us, including in connection with our administration of COVID-19 vaccines. We may collect, maintain, and store information about our associates in the normal course of business and contract with third party business associates and vendors to accomplish these tasks. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, security could be compromised and confidential customer or business information misappropriated, for which we have paid related penalties in the past. Data breaches or violations of data protection laws may result in liability for the Company, even if caused, in whole or in part, by a business associate, vendor, or other third party. The unlawful handling or disclosure of sensitive personal information could also pose a serious risk to our customers’ trust in the Company, including the unlawful handling or disclosure due to security breaches of the systems and technology of third party suppliers or processors that we interact with, including key payors and vendors with whom we share information including PHI, PII and personal credit card information (“PCI”). Ransomware attacks or loss of customer or business information could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, payment card associations and other persons, or result in governmental investigation and enforcement, sanctions, fines, and/or penalties, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, compliance with more rigorous privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. Our brand, reputation, and customer loyalty may be negatively impacted in the event of any personal information security failures. The occurrence or scope of any future data security failures are unpredictable, and it may prove difficult or impossible to fully mitigate or remediate their negative consequences. If we fail to comply or are alleged to have failed to comply with applicable data protection and privacy laws and regulations, we could be subject to government enforcement actions or private lawsuits.

Any inability to keep existing store locations or open new locations in desirable places may have a negative impact on our operations.

We compete with other retailers and businesses to identify and develop desirable locations for retail store operations. Our ability to find suitable locations and our store construction, renovation, and operating costs can vary based on the specific state and locality and applicable zoning, environmental, and real estate laws. Additionally, construction delays, adverse modifications in lease terms, and changes in community demographics can negatively impact our store operations and revenues, and in some instances may cause us to close or relocate stores.

A variety of business continuity hazards and risks could materially and adversely affect our and our vendors’ business operations and our quarterly results may fluctuate significantly.

A variety of potential hazards, risks, and factors could adversely impact our and our vendors’ operations and performance, including, but not limited to, health epidemics or pandemics like COVID-19 and the unexpected impact of mitigation efforts, such as social distancing, mask mandates and the delay of elective medical procedures, could have on the demand for cough, cold and flu products and acute prescriptions, natural disasters, acts of war or terrorism, extended protests or periods of civil unrest, labor disputes, quality control issues, infrastructure failures, trade sanctions, inflation, changing market conditions, the introduction of new prescriptions drugs, the seasonal nature of our business, and changes in payor reimbursement rates and terms. These and other factors could also lead to disruptions in domestic and global supply chains and our ability to source products and find qualified vendors to access appropriate products in a timely and efficient manner. We could also be liable for any resulting personal injury or property damage arising from these risks to the extent our existing insurance coverage is insufficient or unavailable to cover associated losses. Due to these often unavoidable risks, some of which are beyond our management and control, our businesses, operating results, cash flows, and financial condition could be adversely affected.

Historically, our operating results have varied on a quarterly basis, and one or more of the above or other factors or risks could cause our results to fluctuate significantly. Accordingly, quarter-to-quarter comparisons of our operating results are not necessarily meaningful and a single quarter’s results may not provide reliable insight into our anticipated future performance.

Risks Related to the Retail Pharmacy and PBM Industries in which we Operate

The markets in which we operate are very competitive and further increases in competition could adversely affect us.

In the retail pharmacy business, we face intense competition with local, regional and national companies, including other drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Many of our competitors are larger, better capitalized, have access to greater financial and other resources, are diversified through other industries and have an international presence. Additionally, some of our competitors are vertically integrated, allowing them to leverage healthcare, health plan, and PBM operations together with their retail pharmacy footprint. Increasingly, these competitors are expanding in our existing markets. Greater competition exerts pressure on our pricing and promotional models and may force us to modify or reduce our prices.

Competition from grocers and on-line retailers has significantly increased during the past few years. Some of our competitors have or may merge with or acquire pharmacies, pharmaceutical services companies, PBMs, health insurance companies, specialty or mail order facilities and/or enter into strategic partnership alliances with Group Purchasing Organizations or wholesalers, which may further increase competition. We may not be able to effectively compete against them because our existing or potential competitors have financial and other resources that are superior to ours.

In the PBM business, we also face competition from other PBMs, including large, national PBMs, PBMs owned by national health plans and smaller standalone PBMs. Certain of these competitors entered into the PBM industry before us, and there is no assurance that we will successfully compete with entities with more established PBM businesses and scale. Further, we may be at a competitive disadvantage because we are more highly leveraged than our competitors. The ability of our stores to achieve profitability depends on their ability to achieve a critical mass of loyal, repeat customers.

We cannot assure you that we will be able to continue to effectively compete in our markets or increase our sales volume in response to further increased competition, or that any of our competitors are not in a better position to absorb the impact of COVID-19.

Our market dynamics are subject to fluctuation due to consumer behavior and technology changes, among other factors. We must adjust our operations and business model to meet these evolving market demands. If we fail to make proper adjustments to meet changing market conditions, we may lose customers, which would have a negative impact on our revenue.

Increasingly, a greater volume or proportion of dispensed prescriptions involve specialty drugs, which are often furnished through limited distribution channels. Because these channels are restricted, there is substantial competition among out competitors to be included in these networks. Furthermore, participation in these networks is challenging, as the higher costs and complexities of specialty drugs may be difficult to manage. If we are unable to effectively compete for specialty drug business and access this market, we face potential harm to our business operations and adverse impacts to our financial condition.

A change in our pharmacy and payor mix could adversely affect our profit margins.

Our Retail Pharmacy segment is subject to changes in pharmacy and payor mix, including shifts in pharmacy prescription volume toward programs offering less favorable reimbursement terms, which could adversely affect the results of our operations. For instance, we anticipate that a growing number of prescription drug sales will involve government subsidized drug benefit programs, 90-day fill programs, and specialty drug sales, under which our business may receive lower margins. As our government-funded businesses grow, our exposure to changes in law and policy under those programs will increase. Also, the government could reduce funding for health care or other programs or cancel, decline to renew, or modify our contracts, which could adversely impact our business, operating results, and cash flows. Moreover, many Medicare Part D plans and commercial payors are adopting preferred pharmacy networks, in which participating pharmacies must accept lower reimbursement in exchange for access to the payors’ patient population. We could incur negative financial impacts should the terms and conditions of such preferred networks become less favorable or if we are unable to offset lower reimbursement with additional prescription volume, other business, or improved efficiencies. We could also be negatively impacted by changes in the relative distribution of drugs dispensed at our pharmacies between brands and generics or if we experience an increase in the amounts we pay to procure pharmaceutical products.

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

There are risks related to the availability, pricing, and safety profiles of the pharmacy drugs and products we purchase and sell.

The continued conversion of various prescription drugs, including potential conversions of a number of popular medications, to over-the-counter medications may reduce our pharmacy sales and customers may seek to purchase such medications at non-pharmacy stores. Also, if the rate at which new prescription drugs become available slows or if new prescription drugs that are introduced into the market fail to achieve popularity, our pharmacy sales may be adversely affected. Additionally, we cannot assure you that the historic approval time for new drugs will not be impacted by the FDA’s priorities in response to COVID-19. The withdrawal of certain drugs from the market, including COVID-19 vaccines, increased safety risk profiles or regulatory restrictions, concerns about the safety or effectiveness of certain drugs, or negative publicity surrounding certain categories of drugs may also have a negative effect on our pharmacy sales or may cause shifts in our pharmacy or front-end product mix. Additionally, as we offer new products and services, our litigation and regulatory risk profile may change and increase our exposure to new risks that we have not previously encountered or addressed.

The availability of brand versus generic drugs and changes in those markets may also negatively impact our financial condition. Brand name drugs may become subject to inflation. Moreover, as generic drug utilization has increased, and due to consolidation within the generic drug manufacturing industry, our pharmacy business has experienced decreasing profit margins on generic drug sales. If our businesses are unable to accommodate shrinking profit margins and decreased sales on certain prescription drug products, our costs, revenue and overall profits could be adversely and materially impacted.

Changes in third party reimbursement levels for prescription drugs and changes in industry pricing benchmarks could reduce our margins and have a material adverse effect on our business.

Sales of prescription drugs reimbursed by third party payors, including the Medicare Part D plans and state sponsored Medicaid and related managed care Medicaid plans, represented substantially all of our pharmacy sales in our Retail Pharmacy segment in fiscal 2021.

The continued efforts of Congress and Federal agencies, health maintenance organizations, managed care organizations, PBM companies, other State and local government entities, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may impact our profitability. These efforts may be increased as a result of increased deficits or sudden losses as a result of the impact of COVID-19. The competitive success of our pharmacy business is largely dependent on our ability to establish and maintain contractual relationships with PBMs and other payors on acceptable terms as they may adopt narrow or restricted retail or specialty pharmacy networks. Some of these entities may offer pricing terms that we may not be willing to accept or otherwise restrict or exclude our participation in their networks of pharmacy providers. Any significant loss of third-party business could have a material adverse effect on our business and results of operations. In particular, there has been a growth in the number of preferred Medicare Part D networks, many of which we are excluded from participating in. Decreased reimbursement payments to retail and mail order pharmacies for brand and generic drugs has caused a reduction in our profit. Historically, the effect of this trend has been mitigated by our efforts to negotiate reduced acquisition costs of generic pharmaceuticals with manufacturers. Additionally, it has resulted in us providing contractual financial performance guarantees to certain of our PBM clients with respect to minimum drug price discounts for our retail pharmacy network and mail order pharmacy. Any inability to achieve guaranteed minimum drug price discounts provided to our PBM clients could have an adverse effect on our results of operations.

In addition, it is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace Average Wholesale Price (“AWP”), which is the pricing reference used for many of our PBM client contracts, pharmaceutical manufacturer rebate agreements, retail pharmacy network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of drug payments. Future changes to the use of AWP or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact the reimbursement we receive from Medicare programs and Medicaid health plans, the reimbursement we receive from PBM clients and other payors and/or our ability to negotiate rebates with pharmaceutical manufacturers, acquisition discounts with wholesalers and retail discounts with network pharmacies. Likewise, Congress or the federal agencies could take actions that reduce or eliminate drug rebates obtained through negotiation with pharmaceutical manufacturers. The effect of these possible changes on our business cannot be predicted at this time.

During the past several years, the United States health care industry has been subject to an increase in governmental regulation, licensing and audits at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are continuing at the federal and state government levels. Changing political, economic and regulatory influences may significantly affect health care financing and reimbursement practices. A change in the composition of pharmacy prescription volume toward programs offering lower reimbursement rates could negatively impact our profitability. Additionally, significant changes in legislation, regulation and government policy could significantly impact our business and the health care and retail industries. While it is not possible to predict whether and when any such changes will occur or what form any such changes may take, legislative proposals have been made that could have a material adverse effect on our business include, but are not limited to, the repeal of all or part of the ACA and other significant changes to health care system legislation as well as changes with respect to tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries.

The repeal of all or part of the ACA, significant changes to Medicaid funding or even significant destabilization of the Health Insurance Marketplaces could impact the number of Americans with health insurance and, consequently, prescription drug coverage. Even if the ACA remains, significant provisions of the ACA have not yet been finalized (e.g., nondiscrimination in health programs and activities, excise tax on high-cost employer-sponsored health coverage) and it is uncertain whether or in what form these provisions will be finalized. We cannot predict the effect, if any, a repeal of all or part of the ACA, the implementation or failure to implement the outstanding provisions of the ACA, or the enactment of new health care system legislation to replace current legislation may have on our retail pharmacy and pharmacy services operations.

A substantial portion of our pharmacy revenue is currently generated from a limited number of third party payors, and, if there is a loss of, or significant change to prescription drug reimbursement rates by, a major third party payor, our revenue will decrease and our business and prospects could be adversely impacted.

A substantial portion of our pharmacy revenue is currently generated from a limited number of third party payors. While we are not limited in the number of third party payors with which we can do business and results may vary over time, our top five third party payors accounted for 77.9%, 79.9% and 80.4% of our pharmacy revenue during fiscal 2021, 2020 and 2019, respectively. The largest third party payor, Caremark, represented 30.4%, 28.8% and 28.3% of pharmacy sales during fiscal 2021, 2020 and 2019, respectively. We expect that a limited number of third party payors will continue to account for a significant percentage of our pharmacy revenue, and the loss of all or a portion of, or a significant change to customer access or prescription drug reimbursement rates by, a major third party payor could decrease our revenue and harm our business.

A substantial portion of our Pharmacy Services segment revenue is currently generated from a limited number of customers, and, if there is a loss of a major customer, our revenue will decrease and our business and prospects could be adversely impacted.

A substantial portion of our Pharmacy Services segment revenue is currently generated from a limited number of customers. While we are not limited in the number of customers with which we can do business and results may vary over time, our top five customers accounted for 59.7%, 53.2% and 49.3% of our Pharmacy Services segment revenue during fiscal 2021, 2020 and 2019, respectively. The largest payor, CMS, represented 36.6%, 27.4% and 23.0% of Pharmacy Services segment revenue during fiscal 2021, 2020 and 2019, respectively. We expect that a limited number of customers will continue to account for a significant percentage of our Pharmacy Services segment revenue, and the loss of all or a portion of a major customer could decrease our revenue and harm our business.

We are exposed to risks related to litigation and other legal proceedings.

We operate in a highly regulated and litigious environment. We and/ or one or more of our subsidiaries are regularly involved in a variety of legal proceedings arising in the ordinary course of our business, including arbitration, litigation (and related settlement discussions), and other claims, and are subject to regulatory proceedings including audits, inspections, inquiries, investigations, and similar actions by health care, insurance, pharmacy, tax and other governmental authorities. Legal proceedings, in general, and securities, derivative action and class action and multi-district litigation, in particular, can be expensive and disruptive, and may exceed any applicable insurance coverage. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years.

For example, we, along with certain of our chain pharmacy competitors, have been named as a defendant in numerous lawsuits relating to the distribution and dispensing of prescription opioids, including in the consolidated federal multi-district litigation entitled In re National Prescription Opiate Litigation (MDL No. 2804), currently pending in the United States District Court for the Northern District of Ohio. Similar cases that name us as a defendant also have been filed in numerous state court proceedings by any array of plaintiffs, including state Attorneys General, counties, cities, municipalities, Native American tribes, hospitals, third-party payors, and individuals. The Company has also received subpoenas, civil investigative demands, and other requests relating to opioid matters from the Department of Justice and several state Attorneys General.

We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Proceedings that we believe are insignificant may develop into material proceedings and subject us to unforeseen outcomes or expenses. Additionally, the actions of certain participants in our industry may encourage legal proceedings against us or cause us to reconsider our litigation strategies. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could harm our reputation and have a material adverse effect on our results of operations, financial condition and business practices.

We are subject to governmental regulations, procedures and requirements; our noncompliance or a significant legislative, regulatory, or public policy change could adversely affect our business, the results of our operations or our financial condition.

Our business is subject to numerous federal, state and local laws and regulations. Changes in these laws, regulations, or in related public policy may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including: (i) suspension of payments from government programs; (ii) loss of required government certifications; (iii) loss of authorizations or changes in requirements for participating in, or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; (iv) loss of licenses; or (v) significant fines or monetary penalties. The regulations to which we are subject include, but are not limited to, federal, state and local registration and regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine, among others; applicable Medicare and Medicaid Regulations; HIPAA; regulations relating to the protection of the environment and health and safety matters, including those governing exposure to and the management and disposal of hazardous substances; regulations enforced by the U.S. Federal Trade Commission, the U.S. Department of Health and Human Services and the Drug Enforcement Administration as well as state regulatory authorities, governing the sale, advertisement and promotion of products we sell; anti-kickback laws; false claims laws and federal and state laws governing the practice of the profession of pharmacy. We are also governed by federal and state laws of general applicability, including laws regulating matters of wage and hour laws, working conditions, health and safety and equal employment opportunity.

Our dealings with customers face scrutiny from the federal and state government agencies, including the Federal Trade Commission, who are charged with enforcing consumer protection laws and deterring alleged unfair or deceptive trade practices. Under these laws, regulated entities may be subject to legal action and government investigations in regards to a wide array of customer-facing matters, including product pricing and expiration, disability access, and member loyalty and other financial incentive programs. A failure to keep our customers adequately informed of our practices could result in government investigations or regulatory action which may result in potential fines and penalties.

Additionally, Congress passed the ACA in 2010, which resulted in significant structural changes to the health insurance system. However, in December 2017, the individual mandate was repealed. If the individual mandate repeal or a rollback of other aspects of the ACA, such as Medicaid expansion, actually leads to a significant reduction in demand for the healthcare services, the demand for our pharmacy services businesses may decline and could have a material impact on our business. A major legal challenge to the constitutionality of the ACA is currently pending before the U.S. Supreme Court and the U.S. Congress could take action to repeal, modify, or expand the ACA in the future. Therefore, we cannot predict what effect, if any, the repeal of all or part of the ACA or any subsequent replacement legislation may have on our retail pharmacy and pharmacy services businesses.

Government audits, investigations, and reviews could lead to liability and operational changes.

Our pharmacy, PBM, and PDP businesses are subject to periodic audits, investigations, and reviews from state and federal regulators and agencies. Health care laws and regulations, particularly within the pharmacy sector, are complex and subject to frequent change. Moreover, federal and state regulators are highly focused on and engage in vigorous enforcement efforts with regard to fraud, waste and abuse within the health care and pharmacy industry. Accordingly, we invest significant resources in our compliance efforts and must constantly re-evaluate our efforts, as the laws, regulations, and enforcement trends may change.

Because our business is subject to varied audits, investigations, and reviews, we face risks including financial penalties, civil and/or criminal liability, suspension or exclusion from government programs, and possible licensure sanction. For example, because our PDP is governed by CMS’ audit authority, it could be subject to financial recoupment, penalties, beneficiary enrollment restrictions, and other forms of sanction. In addition, our PBM’s operations could be indirectly and adversely impacted if any of its Medicare plan clients are subjected to adverse government audits or enforcement actions. The outcome of any given audit, investigation, and/or review could require significant changes to our business practices, revenue flow, and overall financial condition, with a resulting adverse impact on the Company as a whole.

If our compliance or other systems and processes fail or are deemed inadequate, we may become subject to regulatory actions and/or litigation.

In addition to Rite Aid being subject to extensive and complex regulations, many contracts that Elixir has with its customers impose compliance obligations on it. These compliance obligations frequently are reviewed and audited by Elixir’s customers and regulators. More generally, if the Company’s systems and processes designed to maintain compliance with applicable legal and contractual requirements, and to prevent and detect instances of, or the potential for, non-compliance fail or are deemed inadequate, we may be subject to regulatory actions, litigation and other proceedings which may result in damages, fines, suspension or loss of licensure, suspension or exclusion from participation in government programs and/or other penalties, any of which could adversely affect our businesses, operating results, cash flows and/or financial condition.

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

Products that we sell could become subject to contamination, product tampering, mislabeling or other damage requiring us to recall our products. In addition, errors in the dispensing and packaging of pharmaceuticals could lead to serious injury or death. Product liability claims may be asserted against us with respect to any of the products or pharmaceuticals we sell and we may be obligated to recall our products. Moreover, while we have insurance to cover potential product liability and some claims may be subject to indemnification from other parties, we cannot guarantee that our insurance limits and/or indemnification will be adequate to cover any and all product related claims. We also may not be able to maintain this insurance on acceptable terms in the future. A product liability judgment against the Company or a product recall could have a material, adverse effect on our business, reputation, financial condition or results of operations.

Risks of declining gross margins in the PBM industry could adversely impact our profitability.

The PBM industry has been experiencing margin pressure as a result of competitive pressures and increased client demands for lower prices, performance guarantees, enhanced service offerings and higher rebate yields. With respect to rebate yields, we maintain contractual relationships with brand name pharmaceutical manufacturers that provide for rebates on drugs dispensed by pharmacies in our retail network and by our mail order pharmacy (all or a portion of which may be passed on to clients). Manufacturer rebates often depend on a PBM’s ability to meet contractual market share or other requirements, including in some cases the placement of a manufacturer’s products on the PBM’s formularies. If we lose our relationship with one or more pharmaceutical manufacturers, or if the rebates provided by pharmaceutical manufacturers decline, our business and financial results could be adversely affected. Further, changes in existing federal or state laws or regulations or the adoption of new laws or regulations relating to patent term extensions, rebate arrangements with pharmaceutical manufacturers, or to formulary management or other PBM services could also reduce or eliminate the manufacturer rebates we receive. We also have performance guarantees with select customers for rebates, and if our rebate aggregation contracts change or we are unable to meet our obligations due to mix of brand drugs, our financial performance for this business could be impacted.

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

Legislation exists under Medicare Part D and in the majority of states that affect the ability of our PBM business (and its health plan clients) to limit access to pharmacy provider networks or remove pharmacy network providers. For instance, “any willing provider” laws may mandate that our PBM or its health plan clients admit nonparticipating pharmacies that are willing and able to satisfy the applicable terms and conditions for network participation. Medicare Part D and many states have implemented laws or rules that limit the ability of PBMs and health plans to impose formulary conditions or restrictions, such as copayment differentials, and drug tiering designs, which may be used to manage drug benefits and promote cost-efficient utilization. Together, these laws could affect the ability of our PBM to effectively manage costs for its health plan clients. Additionally, many states now have legislation impacting the ability of our PBM to conduct audits of claims submitted by network pharmacies. These laws could hinder our PBM’s ability to recover overpayments identified through audits and negatively affect our PBM’s services and its ability to achieve enhanced economic outcomes for its health plan clients.

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

Regulatory or business changes relating to our participation in Medicare Part D, the medical loss ratio for our Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D, may adversely impact our business and our financial results.

One of our subsidiaries, Elixir Insurance, is an insurer domiciled in Ohio (with Ohio as its primary insurance regulator) and licensed in all 50 states, and is approved to function as a Medicare Part D Prescription Drug Plan (“PDP”) plan sponsor for purposes of individual insurance products offered to Medicare-eligible beneficiaries and for purposes of making employer/union-only group waiver plans available for eligible clients. We also provide other products and services in support of our clients’ Medicare Part D plans or the Federal Retiree Drug Subsidy program. We are working to minimize the working capital tied to the business by reducing and/or selling the receivable as we did for calendar 2020, however there are no assurances that we can reduce or sell the receivable for calendar 2021. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program and we can give no assurance that these risks will not materially adversely impact our business and financial results in future periods.

EI is subject to various contractual and regulatory compliance requirements associated with participating in Medicare Part D. EI is subject to certain aspects of state laws regulating the business of insurance in all jurisdictions in which EI offers its PDP plans. As a PDP sponsor, EI is required to comply with Federal Medicare Part D laws and regulations applicable to PDP sponsors. Additionally, the receipt of Federal funds made available through the Part D program by us, our affiliates, or clients is subject to compliance with the Part D regulations and established laws and regulations governing the Federal government’s payment for healthcare goods and services, including the Anti-Kickback Statute and the False Claims Act. Similar to our requirements with other clients, our policies and practices associated with operating our PDP are subject to audit. If material contractual or regulatory non-compliance was to be identified, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, could be imposed. Further, the adoption or promulgation of new or more complex Medicare Part D regulatory requirements, including those governing pharmacy networks, benefit designs, and product pricing, could require us to incur significant costs which could adversely impact our business and our financial results. Similar negative impacts could result from potential Part D reimbursement reductions, adverse CMS audits, government enforcement actions, or decreases in star ratings. Further, EI’s level of margin is limited by minimum Medical Loss Ratio (“MLR”) requirements imposed by the ACA. Medicare PDPs are subject to minimum MLR audits and EI could be required to pay MLR rebates for failure to meet minimum MLRs in a given year and repeated MLR failures could lead to CMS termination.

In addition, due to the availability of Medicare Part D, some of our employer clients may decide to stop providing pharmacy benefit coverage to retirees, instead allowing the retirees to choose their own Part D plans, which could cause a reduction in demand for our Medicare Part D group insurance products. Extensive competition among Medicare Part D plans could also result in the loss of Medicare Part D members by our managed care customers, which would also result in a decline in our membership base. For example, if we were to lose our current Star rating with the CMS, fewer customers may select our plans, which could have an adverse effect on our financial results. Like many aspects of our business, the administration of the Medicare Part D program is complex. Any failure to execute the provisions of the Medicare Part D program may have an adverse effect on our financial position, results of operations or cash flows. As discussed above, in March 2010, comprehensive healthcare reform was enacted into federal law through the passage of the ACA. Additionally, as described above, the ACA contains various changes to the Part D program and could have a financial impact on our PDP and our clients’ demand for our other Part D products and services. Further, a major constitutional challenge to the ACA is currently pending before the U.S. Supreme Court and it is unclear what effect, if any, the case and/or the potential repeal of all or part of the ACA may have on the Part D program.

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

Finally, Elixir’s specialty pharmacy business focuses on complex and high-cost medications that serve a relatively limited universe of patients. As a result, the future growth of our specialty pharmacy business is dependent largely upon expanding our base of drugs or penetration in certain treatment categories. Any contraction of our base of patients or reduction in demand for the prescriptions we currently dispense could have an adverse effect on our business, financial condition and results of operations.

The impact of extreme events, natural disasters, and climate change could create unpredictability for our business operations.

Extreme weather, natural disasters, and pandemics, such as COVID-19, can have severe negative ramifications for the pharmacy industry, including interfering with revenue flows, reimbursement, and the drug supply chain. More broadly, long-term climate change has unknown and potentially negative impacts on our industry. These sorts of extreme events can lead to unknown cost increases for our business to supply health care services and therefore pose a risk to our business and operating results.

The seasonal nature of our business causes fluctuations in operations.

Our first and fourth fiscal quarter operation results generally fluctuate during the holidays, and cough, cold, and flu season, during which time we typically experience a larger proportion of retail sales and earnings as compared to other fiscal quarters. We increase our merchandise and inventory levels in anticipation of the holiday season, and there is a risk that unpredictable events, such as inclement weather, could impact retail sales and earnings during this time. Furthermore, the unpredictable timing and severity of the cough, cold, and flu season may impact our first and fourth fiscal quarter operation results, including in regards to prescription and non-prescription drug sales. Additionally, the continued impact of COVID-19 and the related mitigation efforts, such as social distancing, mask mandates and the delay of elective medical procedures, could further exacerbate our seasonal trends for the cough, cold and flu season and prescription sales.

Changes in laws governing labor, employers, and union organizing may increase our labor costs.

The Company’s business costs are directly impacted by legal and regulatory mandates governing employers and unionizing activities. Federal and state labor laws are subject to ongoing legislative changes, and any new or more stringent mandates imposed on employers, such as minimum wage increases or additional paid leave requirements, will increase our costs as an employer. Our employee-related operating costs could also increase in response to any union organizing activities among our employees. Overall, these potential labor, wage and union-related changes could increase our operating costs and thereby negatively impact our financial condition.

Item 1B.   Unresolved SEC Staff Comments

None

Item 2.    Properties

As of February 27, 2021, we operated 2,510 retail drugstores. The average selling square feet of each store in our chain is approximately 10,500 square feet. The average total square feet of each store in our chain is approximately 13,600. The stores in the eastern part of the U.S. average 8,800 selling square feet per store (11,200 average total square feet per store). The stores in the western part of the U.S. average 14,000 selling square feet per store (18,500 average total square feet per store).

The table below identifies the number of stores by state as of February 27, 2021:

Store
State	Count
California	534
Connecticut	34
Delaware	38
Idaho	14
Massachusetts	10
Maryland	42
Michigan	260
Nevada	1
New Hampshire	60
New Jersey	129
New York	318
Ohio	206
Oregon	71
Pennsylvania	517
Vermont	6
Virginia	70
Washington	200
Total	2,510

Our stores have the following attributes at February 27, 2021:

Attribute	Number	Percentage
Freestanding	1,468	58.5%
Drive through pharmacy	1,356	54.0%
GNC stores within a Rite Aid store	1,652	65.8%

We lease 2,386 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases. The remaining 124 drugstore facilities are owned.

We own our corporate headquarters, which is located in a 213,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We lease 175,000 square feet of space in various buildings near Harrisburg,

Pennsylvania for document warehousing use and additional administrative personnel. We own additional buildings near Harrisburg, Pennsylvania which total 100,000 square feet and house our model store and additional administrative personnel.

We operate the following distribution centers and satellite distribution locations, which we own or lease as indicated:

	Owned or	Approximate
Location	Leased	Square Footage
Distribution centers, continuing operations
Perryman, Maryland	Leased	885,000
Perryman, Maryland(1)	Leased	262,000
Pontiac, Michigan	Owned	325,000
Woodland, California	Leased	513,000
Woodland, California(1)	Leased	108,000
Wilsonville, Oregon	Leased	547,000
Lancaster, California	Leased	914,000
Liverpool, New York	Owned	828,000
Des Moines, Washington	Leased	266,000
(1)	Satellite distribution locations.

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

We also lease a 55,800 square foot ice cream manufacturing facility and lease a 30,000 square foot storage facility located in El Monte, California.

Our Pharmacy Services segment leases approximately 247,000 square feet of space in various buildings primarily in Twinsburg, Ohio for additional administrative personnel. In addition, we own approximately 52,000 square feet of space in North Canton, Ohio for our mail order and specialty drug facilities.

On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. We also evaluate strategic dispositions and acquisitions of facilities and prescription files. When we reduce in size, close or relocate a store or close distribution center facilities, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of February 27, 2021, we had 1,994,067 square feet of excess space, 1,197,174 square feet of which was subleased.

Item 3.   Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 22, Commitments, Contingencies and Guarantees of the Consolidated Financial Statements of this Annual Report.

Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that, among other matters, the Company reasonably believes will exceed an applied threshold not to exceed $1 million. Applying this threshold, there are no environmental matters to disclose for this period.

Item 4.   Mine Safety Disclosures

Not applicable

Information about our Executive Officers

The following sets forth the name, age and biographical information for each of the Registrant’s executive officers as of February 27, 2021. In each case the officer’s term of office extends to the date of the meeting of the Board following the next annual meeting of stockholders of Rite Aid Corporation. Previous positions and responsibilities held by each of the executive officers over the past five years or more are indicated below:

Heyward Donigan, 60, Ms. Donigan was appointed Chief Executive Officer in 2019 and President and Chief Executive Officer in February 2020. From 2015 to 2019 Ms. Donigan served as President and Chief Executive Officer of Sapphire Digital, which designs and develops omni-channel platforms that help consumers choose their best fit healthcare providers. Previously, she served as President and Chief Executive Officer of Value Options, then the nation’s largest independent behavioral health improvement company, and prior to that she served as Executive Vice President and Chief Marketing Officer at Premara Blue Cross and as Senior Vice President of all operations at Cigna Healthcare. She previously held executive roles at General Electric, Empire BCBS and U.S. Healthcare. She has served on the Board of Directors of Rite Aid since 2019.

James J. Peters, 49, Mr. Peters was appointed Chief Operating Officer in October 2019. From 2016 until 2019 Mr. Peters served as chief executive officer of Skyward Health, a strategic healthcare advisory firm. Prior to joining Skyward Health, Mr. Peters was a 12-year senior executive of Geisinger Health System, helping establish Geisinger’s national reputation for healthcare innovation. At Geisinger, Mr. Peters held roles including chief executive officer of Geisinger Medical Management Corporation, managing partner of Geisinger Ventures and senior vice president, chief strategic partnerships officer. Prior to joining Geisinger, Mr. Peters served as principal at Updata Capital, a venture capital firm focused on software, data analytics and health information technology, from 2002 to 2004. Mr. Peters is a member of the American College of Corporate Directors, and from 2016 until its acquisition in 2019 Mr. Peters was an independent director of NxStage Medical, Inc. In 2020, Mr. Peters was elected as a board member of the National Association of Chain Drug Stores and appointed to its executive committee.

Matthew Schroeder, 51, Mr. Schroeder was appointed Chief Financial Officer of Rite Aid Corporation in March 2019 and was named Executive Vice President in September 2019. Prior to his promotion to this position, Mr. Schroeder served as Senior Vice President, Chief Accounting Officer and Treasurer from 2017 until 2019. Mr. Schroeder joined Rite Aid in 2000 as Vice President of Financial Accounting and served as Group Vice President of Strategy, Investor Relations and Treasurer from 2010 to 2017. Prior to joining the Company, Mr. Schroeder worked in public accounting for Arthur Andersen, LLP. Mr. Schroeder serves as a member of the board of directors of The Rite Aid Foundation.

Jessica Kazmaier, 44, Ms. Kazmaier has been the Chief Human Resources Officer at Rite Aid since March 2019 and was named Executive Vice President of Rite Aid in September 2019. Ms. Kazmaier joined Rite Aid in 2001 in the total rewards function and has held various human resources positions of increasing responsibility, including Vice President, Total Rewards; and Group Vice President, Compensation, Benefits and Human Resources Corporate Services. Ms. Kazmaier previously served as retirement benefits manager at Harsco Corporation. Ms. Kazmaier has served as the President of The Rite Aid Foundation since October 2019.

Jocelyn Z. Konrad, 51, Ms. Konrad was appointed Executive Vice President and Chief Pharmacy Officer of Rite Aid in September 2019. Ms. Konrad joined Rite Aid in 2007 as a result of the Eckerd acquisition. Prior positions at Rite Aid include Regional Pharmacy Vice President; Vice President of Healthcare Initiatives; Group Vice President of Pharmacy Initiatives and Clinical Services; Executive Vice President, Pharmacy; and most recently, Executive Vice President, Pharmacy and Retail Operations. Ms. Konrad served as a District Manager for Eckerd Pharmacy from 1997 through 2007. From 1992 to 1997, she served as a pharmacist for Thrift Drug Pharmacy. Ms. Konrad serves as a member of the board of directors of The Rite Aid Foundation.

Brian T. Hoover, 56, Mr. Hoover was appointed Chief Accounting Officer in March 2019. Prior to his promotion to this position, Mr. Hoover served as Group Vice President and Controller of the Company since 2017. Prior to that position, Mr. Hoover served as Vice President, Financial Reporting and Accounting from 2008 to 2017. Prior to that role, Mr. Hoover served in various positions of increasing responsibility at the Company. Mr. Hoover served for six years in public accounting at KPMG.

Justin Mennen, 40, Mr. Mennen was appointed Senior Vice President and Chief Information Officer in January 2019 and was named Executive Vice President in October 2019. Prior to joining Rite Aid, Mr. Mennen served as chief digital officer and chief information officer for CompuCom Systems Inc. from 2016 to December 2018. Before CompuCom, Mr. Mennen led technology organizations across several industries, most recently as the vice president of enterprise architecture and technology innovation for Estée Lauder Companies Inc. from 2014 to 2016 and as the regional chief information officer Asia Pacific and Japan for Dell Technologies from 2012 to 2014.

Andre Persaud, 52, Mr. Persaud was appointed Executive Vice President, Retail for Rite Aid in February 2020. From 2018 to January 2020 Mr. Persaud was an executive consultant with Wakefern Food Corporation, the nation’s largest retailer-owned cooperative, where he worked on the company’s ongoing strategic transformation. From 2016 to January 2020 Mr. Persaud was the principal of The AVNP Group LLC, which provided management consulting services to drive organization transformations. From 2015 to 2016 Mr. Persaud served as executive vice president, retail, for Shopko Stores Operating Company with direct responsibility for all operating divisions and banners across retail, pharmacy and optical. Mr. Persaud also served as senior vice president, store operations for Burlington Stores and senior vice president, central operations and merchandising for Loblaw Companies Limited, Canada’s leading grocery business. Prior to Loblaw, Mr. Persaud served in senior operational leadership roles for Shoppers Drug Mart. He began his career as a pharmacist and served in progressive leadership roles to eventually lead drug store operations for Walmart Canada. Mr. Persaud has served on the National Association of Chain Drug Stores’ board of directors and as a board advisor for Profitect, an AI and prescriptive analytics company.

Paul Gilbert, 54, Mr. Gilbert was appointed Executive Vice President, General Counsel and Corporate Secretary in August 2020. Mr. Gilbert was a partner at Epstein Becker & Green, P.C from 2017 to 2020. Before that, he served for 10 years as the executive vice president, chief legal officer and corporate governance officer at LifePoint Health, Inc.  While at LifePoint, he also served as Chief Development Officer and Corporate Secretary.

Erik Keptner, 48, Mr. Keptner was appointed Senior Vice President and Chief Marketing and Merchandising Officer in June 2019. Mr. Keptner served as Senior Vice President, Marketing of Wakefern Food Corporation from 2018 to June 2019 and as Senior Vice President, Sales, Marketing & Merchandising at Giant Food Stores (a subsidiary of Ahold Delhaize) from 2014 to 2018. Prior to these roles Mr. Keptner served in various leadership positions at Ahold Delhaize and Giant Food Stores.

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

Our common stock is listed on the NYSE under the symbol “RAD.” On April 15, 2021, we had approximately 9,652 stockholders of record. The following table shows the quarterly high and low sales prices for our common stock, adjusted on a retroactive basis to reflect the reverse stock split:

Fiscal Year	Quarter	High	Low
2022 (through April 15, 2021)	First	$28.90	$17.17
2021	First	19.93	9.24
	Second	18.64	12.21
	Third	14.08	8.86
	Fourth	32.48	12.87
2020	First	15.00	7.03
	Second	9.96	5.04
	Third	11.58	6.09
	Fourth	23.88	7.49

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

STOCK PERFORMANCE GRAPH

The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Russell 2000 Consumer Staples Index, (ii) the Russell 3000 Consumer Staples Index, (iii) the Russell 2000 Index, and (iv) the Russell 3000 Index, over the same period (assuming the investment of $100.00 in our common stock and such indexes on February 27, 2016 and reinvestment of dividends).

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

STOCK PERFORMANCE GRAPH

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100 on February 27, 2016

February 27, 2021

	2017	2018	2019	2020	2021
RITE AID CORP	68.47	23.99	9.17	8.56	12.30
Russell 2000 Index	136.44	152.03	159.75	150.52	227.28
Russell 2000 Consumer Staples Index	108.60	110.41	115.84	102.60	163.73
Russell 3000 Index	126.38	144.97	154.16	163.66	221.47
Russell 3000 Consumer Staples Index	111.70	108.45	110.18	117.27	132.57

Item 6.   Selected Financial Data—Continuing Operations

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and the audited consolidated financial statements and related notes.

	Fiscal Year Ended(1)
	February 27,	February 29,	March 2,	March 3,	March 4,
	2021	2020	2019	2018	2017
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)

	(Dollars in thousands, except per share amounts)
Summary of Continuing Operations:
Revenues from continuing operations	$24,043,240	$21,928,393	$21,639,557	$21,528,968	$22,927,540
Net (loss) income from continuing operations	(100,070)	(469,219)	(666,954)	(349,532)	4,080
Basic and diluted (loss) income per share:
Basic (loss) income per share from continuing operations	$(1.87)	$(8.82)	$(12.62)	$(6.66)	$0.08
Diluted (loss) income per share from continuing operations	$(1.87)	$(8.82)	$(12.62)	$(6.66)	$0.08
Total assets	9,335,404	9,452,369	7,591,367	8,989,327	11,593,752
Total debt	3,086,207	3,105,434	3,494,760	3,942,292	7,328,693
(1)	As noted above, and further detailed in Note 4 to the consolidated financial statements, in connection with the Sale, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (“ASC 210-05”). In accordance with ASC 205-20, the Company reclassified the assets and liabilities to be sold, including 1,932 stores (the “Acquired Stores”), three (3) distribution centers, related inventory and other specified assets and liabilities thereto (collectively the “Assets to be Sold” or “Disposal Group”) to assets and liabilities held for sale on its consolidated balance sheets, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Overview

We are a healthcare company with a retail footprint, providing our customers and communities with a high level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our Pharmacy Services segment. We accomplish our goal of delivering comprehensive care to our customers through our retail drugstores and our PBM, Elixir. We also offer fully integrated mail-order and specialty pharmacy services through Elixir Pharmacy. Additionally through Elixir Insurance, Elixir also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide value and choice to customers, patients and payors and allows us to compete in today’s evolving healthcare marketplace.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs and various other pharmacy services, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our over 2,500 retail pharmacy locations across 17 states. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmaceutical Purchasing and Delivery Agreement with McKesson, and the majority of our front-end products through our network of distribution centers.

Pharmacy Services Segment

Our Pharmacy Services segment provides a fully integrated suite of PBM offerings including technology solutions, mail delivery services, specialty pharmacy, network and rebate administration, claims adjudication and pharmacy discount programs. Elixir also provides prescription discount programs and Medicare Part D insurance offerings for individuals and groups. Elixir provides services to various clients across its different lines of business, including major health plans, commercial employers, labor groups and state and local governments, representing approximately 3.25 million covered lives, including approximately 1 million covered lives through our Medicare Part D insurance offerings. Elixir continues to focus its efforts and offerings to its target market of small to mid-market employers, labor unions and regional health plans, including provider-led health plans and government sponsored Medicaid and Medicare plans.

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

As a result of the restructuring that we announced in March 2019, we achieved annual cost savings of approximately $55.0 million. These savings offset the reduction in TSA fees that we experienced in fiscal 2020. We have implemented further restructuring activities in support of our RxEvolution and other initiatives, which resulted in additional restructuring charges due to further reductions in corporate staffing levels, charges associated with rationalizing SKU’s in our front-end offering and other operational changes. These and future restructuring activities are expected to provide future growth and expense efficiency benefits. There can be no assurance that our current and future restructuring charges will achieve the cost savings and remerchandising benefits in the amounts or time anticipated.

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

We had agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the TSA, we provided various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA had been extended to October 17, 2020, unless earlier terminated. In connection with these services, we purchased the related inventory and incurred cash payments for the selling, general and administrative activities, which, we billed on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the fifty-two week periods ended February 27, 2021 and February 29, 2020 were $35.2 million and $3.0 billion, respectively, of which $0.0 million and $38.7 million is included in Accounts receivable, net. We charged WBA TSA fees of $1.5 million, $37.9 million and $80.2 million during the fifty-two week periods ended February 27, 2021, February 29, 2020 and March 2, 2019, which are reflected as a reduction to selling, general and administrative expenses. In conjunction with the transfer of the final distribution center during the quarter ended May 30, 2020, we have substantially completed our obligations under the TSA. On July 14, 2020, we entered into a letter agreement with WBA to terminate the services under the TSA, other than certain specified services relating to real estate, accounting, tax, and accounts receivable systems that continued until October 17, 2020 and certain specified services relating to human resources to be performed after October 17, 2020.

Based on its magnitude and because we exited certain markets, the Sale represented a significant strategic shift that had a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale as required by GAAP.

Impact of COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has severely impacted the economies of the United States and other countries around the world.

Since the onset of the COVID-19 pandemic, Rite Aid has been on the front lines of providing communities with essential care, services and products, including the administration of COVID-19 testing and vaccines. We have taken numerous steps to ensure that Rite Aid can continue providing these vital services during this time of great need, including hiring additional full and part-time associates to support our stores and distribution center teams, providing our front line associates with our Hero Pay and Hero Bonus programs and instituted a Pandemic Pay policy that ensures associates are compensated if diagnosed with the virus or quarantined due to exposure. We also implemented safety protocols to keep our associates and customers safe, and transitioned our office-based associates to a remote work environment. Our strong local presence and scale in communities in our markets enables us to play a central role in the response to COVID-19, as well as provide seamless support for our customers wherever they need it; at our stores and at their homes through our delivery services.

The COVID-19 pandemic had a significant impact on our operating results for the fiscal year ended February 27, 2021, and will continue to have an impact on several factors underlying our operating results in fiscal 2022. Those factors include the number of individuals that receive a COVID-19 vaccine; the availability, rollout and supply of COVID-19 vaccines; demand for COVID-19 testing; the timing and extent to which elective procedures return to pre-pandemic levels; the demand for flu and other immunizations and the length and severity of the upcoming cough, cold flu season.

Overview of Financial Results from Continuing Operations

The following information summarizes our financial results from continuing operations for fiscal 2021 compared to fiscal 2020. For discussion of our financial results from continuing operations for fiscal 2020 to fiscal 2019, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2020, which we filed with the SEC on April 27, 2020.

Net Loss: Our net loss from continuing operations for fiscal 2021 was $100.1 million or $1.87 per basic and diluted share compared to net loss from continuing operations for fiscal 2020 of $469.2 million or $8.82 per basic and diluted share. The reduction in net loss is due to lower income tax expense, a gain on sale of assets compared to a loss on sale of assets in the prior year, and a gain on the acquisition of Bartell Drugs. These items were partially offset by incremental SG&A expenses associated with the COVID-19 pandemic and a reduction in gross profit resulting from a restructuring charge relating our rebranding initiatives and a lower LIFO credit, a lower gain on debt modifications and retirements and higher intangible asset impairment charges.

Adjusted EBITDA: Our Adjusted EBITDA from continuing operations for fiscal 2021 was $437.7 million or 1.8 percent of revenues, compared to $538.2 million or 2.5 percent of revenues for fiscal year 2020. The decrease in Adjusted EBITDA from continuing operations was due primarily to a decrease of $90.5 million in the Retail Pharmacy segment and a decrease of $10.0 million in the Pharmacy Services segment. The decrease in the Retail Pharmacy Segment Adjusted EBITDA was driven by higher SG&A expenses partially offset by increased Adjusted EBITDA gross profit. SG&A expenses were negatively impacted by incremental costs associated with the COVID-19 pandemic and the completion of services provided under the Transition Services Agreement with Walgreens. The improvement in Adjusted EBITDA gross profit relates to improvements in both pharmacy and front-end. Pharmacy gross profit benefited from an increase in maintenance prescription counts, partially offset by lower acute prescriptions resulting from the pandemic and continued reimbursement rate pressures. Front-end gross profit benefited from increased sales volume during the first quarter relating to the COVID-19 pandemic, partially offset by a nearly 37% decline in cough, cold and flu related categories during the fourth quarter. The decrease in the Pharmacy Services Segment Adjusted EBITDA was due to increased drug costs within Medicare Part D, a decrease in gross profit within the segment’s small group business and SG&A spend related to an increase in Medicare Part D members. Please see the sections entitled “Segment Analysis” and Adjusted EBITDA, Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations—Continuing Operations

Revenue and Other Operating Data

	Year Ended
	February 27, 2021	February 29, 2020	March 2, 2019
	(52 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands except per share amounts)
Revenues(a)	$24,043,240	$21,928,393	$21,639,557
Revenue growth	9.6%	1.3%	0.5%
Net loss	$(100,070)	$(469,219)	$(666,954)
Net loss per diluted share	$(1.87)	$(8.82)	$(12.62)
Adjusted EBITDA(b)	$437,665	$538,211	$563,444
Adjusted Net (Loss) Income (b)	$(8,052)	$8,013	$(3,051)
Adjusted Net (Loss) Income per Diluted Share(b)	$(0.15)	$0.15	$(0.06)
(a)	Revenues for the fiscal years ended February 27, 2021, February 29, 2020 and March 2, 2019 exclude $292,157, $247,353 and $211,283, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Fiscal 2021 compared to Fiscal 2020: The 9.6% increase in revenues was due primarily to a $1,410.6 million increase in Pharmacy Services segment revenues and a $749.1 million increase in Retail Pharmacy segment revenues. Same store sales trends for fiscal 2021 and fiscal 2020 are described in the “Segment Analysis” section below.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Year Ended
	February 27, 2021	February 29, 2020	March 2, 2019
	(52 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
Cost of revenues(a)	$19,338,918	$17,201,635	$16,963,205
Gross profit	4,704,322	4,726,758	4,676,352
Gross margin	19.6%	21.6%	21.6%
Selling, general and administrative expenses	$4,657,185	$4,587,336	$4,592,375
Selling, general and administrative expenses as a percentage of revenues	19.4%	20.9%	21.2%
Lease termination and impairment charges	58,403	42,843	107,994
Goodwill and intangible asset impairment charges	29,852	—	375,190
Interest expense	201,388	229,657	227,728
(Gain) loss on debt modifications and retirements, net	(5,274)	(55,692)	554
(Gain) loss on sale of assets, net	(69,300)	4,226	(38,012)
Gain on Bartell acquisition	(47,705)	—	—
(a)	Cost of revenues for the fiscal years ended February 27, 2021, February 29, 2020 and March 2, 2019 exclude $292,157, $247,353 and $211,283, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit decreased by $22.4 million in fiscal 2021 compared to fiscal 2020. Gross profit for fiscal 2021 includes a decrease of $19.0 million in our Retail Pharmacy segment and a decrease in gross profit of $3.4 million relating to our Pharmacy Services segment. Gross margin was 19.6% for fiscal 2021 compared to 21.6% in fiscal 2020. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A increased by $69.8 million in fiscal 2021 compared to fiscal 2020. The increase in SG&A includes an increase of $78.3 million relating to our Retail Pharmacy segment, partially offset by a decrease of $8.5 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

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

We recorded impairment charges of $46.3 million in fiscal 2021, $39.9 million in fiscal 2020 and $63.5 million in fiscal 2019. Our methodology for recording impairment charges has been consistently applied in the periods presented.

At February 27, 2021, approximately $850.5 million of our long-lived assets, including intangible assets, were associated with 2,510 active operating stores. Additionally, in connection with the adoption of ASU 2016-02, Leases (Topic 842), we have approximately $2.8 billion of operating lease right-of-use assets associated with the active stores.

If an operating store’s estimated future undiscounted cash flows are not sufficient to cover its carrying value, its carrying value is reduced to fair value based on its estimated future discounted cash flows. The discount rate is commensurate with the risks associated with the recovery of a similar asset. Beginning in fiscal year 2020, operating lease right-of-use assets are included within the stores’ asset groups. We obtain fair values of these right-of-use assets based on real estate market data.

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

We recorded impairment charges for active stores of $29.8 million in fiscal 2021, $34.8 million in fiscal 2020 and $46.4 million in fiscal 2019.

We review key performance results for active stores on a quarterly basis and approve certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors, in addition to, the operating store’s individual operating results. We recorded impairment charges for closed facilities of $16.5 million in fiscal 2021, $5.1 million in fiscal 2020 and $2.8 million in fiscal 2019.

The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2021, 2020 and 2019:

	February 27, 2021		February 29, 2020		March 2, 2019
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Active stores:
Stores previously impaired(1)	174	$21,372	274	$11,449	288	$17,939
New, relocated and remodeled stores(2)	2	1,519	8	11,228	22	10,595
Remaining stores not meeting the recoverability test(3)	19	6,854	38	12,148	74	17,885
Total impairment charges—active stores	195	29,745	320	34,825	384	46,419
Total impairment charges—closed facilities	33	16,542	30	5,050	62	2,788
Total impairment charges—other(4)	—	—	—	—	—	14,285
Total impairment charges—all locations	228	$46,287	350	$39,875	446	$63,492
(1)	These charges are related to stores that were impaired for the first time in prior periods. In an effort to improve the operating results or to meet geographical competition, we will often make additional capital additions in stores that were impaired in prior periods. These additions will be impaired in future periods if they are deemed to be unrecoverable. In connection with our March 3, 2019 adoption of ASU 2016-02, Leases (Topic 842), under the alternative transition method, and the recording of our corresponding right-of-use asset (“ROU”), we include the ROU in our recoverability assessment. Our fiscal 2021 impairment charge includes $15,459 of impairment relating to our ROU and $5,913 of capital additions. Our fiscal 2020 impairment charge includes $6,594 of impairment relating to our ROU and $4,855 of capital additions.
(2)	These charges are related to new stores (open at least three years) and relocated stores (relocated in the last two years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met our original return on investment projections and have a historical loss of at least two years. Their future cash flow projections do not recover their current carrying value. Our fiscal 2021 impairment charge includes $347 of impairment relating to our ROU and $1,172 of capital assets. Our fiscal 2020 impairment charge includes $5,625 of impairment relating to our ROU and $5,603 of capital assets.
(3)	These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least two years. Their future cash flow projections do not recover their current carrying value. Our fiscal 2021 impairment charge includes $3,177 of impairment relating to our ROU and $3,677 of capital assets. Our fiscal 2020 impairment charge includes $2,228 of impairment relating to our ROU and $9,920 of capital assets.
(4)	These fiscal 2019 charges were due to the impairment of assets related to the termination of a project to replace the point of sale software used in our stores.

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

To the extent that actual future cash flows may differ from our projections materially certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 and 100 basis point decrease in our future sales assumptions as of February 27, 2021 would have resulted in 17 and 36, respectively, additional stores being subjected to our impairment analysis.

Lease Termination Charges: Upon adoption of ASU 2016-02, Leases (Topic 842), we recorded a future lease liability for every real estate lease and therefore, we no longer record a lease termination charge. Post adoption, we record ancillary costs in connection with store closings. Prior to the adoption of ASU 2016-02, charges to close a store, which principally consist of continuing lease obligations associated with ancillary costs, are recorded at the time the store is closed and all inventory is liquidated, pursuant to the guidance set forth in ASC 420, “Exit or Disposal Cost Obligations.” We calculate our liability for closed stores on a store-by-store basis. The calculation for stores where remaining lease term exceeds one year includes the ancillary costs from the date of closure to the end of the remaining lease term. We evaluate these assumptions each quarter and adjust the liability accordingly. As part of our ongoing business activities, we assess stores and distribution centers for potential closure and relocation. Decisions to close or relocate stores or distribution centers in future periods would result in lease exit costs and inventory liquidation charges, as well as impairment of assets at these locations.

In fiscal 2021, 2020 and 2019, we recorded lease termination charges of $12.1 million, $2.9 million, and $44.5 million, respectively.

Goodwill and intangible asset impairment charges

In connection with the RxEvolution initiatives previously announced on March 16, 2020, the Company rebranded its EnvisionRxOptions and MedTrak subsidiaries to its new brand name, Elixir. These trademarks qualify as Level 3 within the fair value hierarchy. Upon the implementation of the rebranding initiatives during the first quarter of fiscal 2021, the Company has determined that the carrying value exceeded the fair value and consequently the Company incurred an impairment charge of $29,852 for these trademarks, which is included within goodwill and intangible asset impairment charges within the condensed consolidated statement of operations.

In the fiscal fourth quarter of fiscal 2021 and fiscal 2020, we completed a quantitative goodwill impairment assessment and determined after evaluating the results, events and circumstances, that sufficient evidence existed to assert that it is more likely than not that the fair values of the reporting units exceeded their carrying values. Therefore, no goodwill impairment charge was assessed for the fiscal years ended February 27, 2021 and February 29, 2020.

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

Interest Expense

In fiscal 2021, 2020 and 2019, interest expense was $201.4 million, $229.7 million and $227.7 million, respectively.

The annual weighted average interest rates on our indebtedness in fiscal 2021, 2020 and 2019 were 5.4%, 5.7% and 5.6%, respectively.

Income Taxes—Continuing Operations

Income tax benefit of $20.2 million and income tax expense of $387.6 million and $77.5 million, has been recorded for fiscal 2021, 2020 and 2019, respectively. Net loss for fiscal 2021 included a provision for income tax based on an overall tax rate of 16.8%, which was net of adjustments to maintain a full valuation allowance for federal deferred tax assets as well as the majority of our state deferred tax assets. These assets may not be realized based on our most recent assessment that it is more likely than not that sufficient taxable income may not be generated to realize the tax benefits of our net deferred tax assets. Additionally, the overall tax rate includes a permanent tax benefit related to our bargain purchase gain on the Bartell acquisition resulting in an impact of 8.3%.

Net loss for fiscal 2020 included a provision for income tax based on an overall tax rate of (476.2)% which included a (427.0)% impact for an increase related to establishing a full valuation allowance for federal deferred tax assets and an increase to the valuation allowance for state net deferred tax assets that may not be realized based on our most recent assessment that it is more likely than not that sufficient taxable income may not be generated to realize the tax benefits of the majority of our net deferred tax assets.

We recognized tax expense of $4.3 million, $7.0 million and $91.1 million within Net income from discontinued operations, net of tax, in the Statement of Operations in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Our effective income tax rate from discontinued operations included adjustments to the valuation allowance of $0.0 million, $0.0 million and $(2.4) million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

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

We maintained a valuation allowance of $1,657.6 million, $1,673.1 million and $1,091.4 million against remaining net deferred tax assets at fiscal year-end 2021, 2020 and 2019, respectively.

Our ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if we were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 for the period ended February 27, 2021. It is important to note, that the limitation that would be created upon an ownership change would only apply to income earned after the event that caused the ownership change.

The CARES Act, enacted on March 27, 2020, includes changes to certain tax law related to net operating losses, the deductibility of interest expense, and the acceleration of refunds for certain federal tax credits. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The provisions enacted under the CARES Act related to net operating losses and deductibility of interest expense had a favorable $0.4 million and $2.6 million impact on our fiscal 2021 and fiscal 2020 current state income tax, respectively, and no net impact to our deferred income tax provisions. Additionally, we recorded a current income tax benefit of $6.7 million for fiscal 2021 related to refundable alternative minimum tax credits that were accelerated under the CARES Act.

Dilutive Equity Issuances

On February 27, 2021, 55.1 million shares of common stock, which includes unvested restricted shares, were outstanding and an additional 0.8 million shares of common stock were issuable related to outstanding stock options.

On February 27, 2021, our 0.8 million shares of potentially issuable common stock consisted of the following (shares in thousands):

Outstanding
Stock
Strike price	Options(a)
$0.00 - $19.99	612
$20.00 to $39.99	104
$40.00 to $59.99	27
$60.00 to $79.99	—
$80.00 to $99.99	—
$100.00 to $119.99	—
$120.00 to $139.99	—
$140.00 to $159.99	16
$160.00 and over	21
Total issuable shares	780
(a)	The exercise of these options would provide cash of $14.5 million.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the consolidated financial statements:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
February 27, 2021:
Revenues	$16,365,260	$7,970,137	$(292,157)	$24,043,240
Gross Profit	4,255,791	448,531	—	4,704,322
Adjusted EBITDA(*)	279,896	157,769	—	437,665
February 29, 2020:
Revenues	$15,616,186	$6,559,560	$(247,353)	$21,928,393
Gross Profit	4,274,836	451,922	—	4,726,758
Adjusted EBITDA(*)	370,435	167,776	—	538,211
March 2, 2019:
Revenues	$15,757,152	$6,093,688	$(211,283)	$21,639,557
Gross Profit	4,258,716	417,636	—	4,676,352
Adjusted EBITDA(*)	405,206	158,238	—	563,444
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.
(*)	See the section entitled “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Retail Pharmacy Segment Results of Continuing Operations

Revenues and Other Operating Data

	Year Ended
	February 27, 2021	February 29, 2020	March 2, 2019
	(52 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
Revenues	$16,365,260	$15,616,186	$15,757,152
Revenue growth (decline)	4.8%	(0.9)%	(0.5)%
Same store sales growth	3.5%	1.1%	0.6%
Pharmacy sales growth (decline)	4.8%	(0.4)%	0.6%
Same store prescription count growth, adjusted to 30-day equivalents	1.3%	3.5%	0.7%
Same store pharmacy sales growth	3.2%	1.4%	1.7%
Pharmacy sales as a % of total retail sales	66.7%	67.0%	66.6%
Front-end sales growth (decline)	3.3%	(1.9)%	(2.5)%
Same store front-end sales growth (decline)	3.1%	(0.6)%	(1.4)%
Front-end sales as a % of total retail sales	33.3%	33.0%	33.4%
Adjusted EBITDA(*)	$279,896	$370,435	$405,206
Store data:
Total stores (beginning of period)	2,461	2,469	2,550
New stores	—	2	1
Store acquisitions	67	—	—
Closed stores	(18)	(10)	(82)
Total stores (end of period)	2,510	2,461	2,469
Relocated stores	3	5	1
Remodeled and expanded stores	7	76	134
(*)	See the section entitled “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Revenues

Fiscal 2021 compared to Fiscal 2020: The 4.8% increase in revenue was primarily the result of an increase in same store sales. Same store sales trends for fiscal 2021 and fiscal 2020 are described in the following paragraphs. We include in same store sales all stores that have been open at least one year except stores in liquidation, which are not included. Relocation stores are not included in same store sales until they have been open for one year.

Pharmacy same store sales increased 3.2%. Pharmacy same store sales were positively impacted by an increase of 1.3% in same store prescription count compared to the prior year driven by increases in maintenance prescriptions, supported by personalized Medication Therapy Management interventions and home deliveries, partially offset by a pandemic influenced reduction in acute prescriptions of 9.0%.

Front-end same store sales increased 3.1%. Front-end same stores sales, excluding cigarettes and tobacco products, increased 4.2% driven by increases in immunity, first aid and paper products, offset by decreases in over-the-counter products related to cough, cold and flu.

Costs and Expenses

	Year Ended
	February 27, 2021	February 29, 2020	March 2, 2019
	(52 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
Cost of revenues	$12,109,469	$11,341,350	$11,498,436
Gross profit	4,255,791	4,274,836	4,258,716
Gross margin	26.0%	27.4%	27.0%
FIFO gross profit(*)	4,204,099	4,210,032	4,282,070
FIFO gross margin(*)	25.7%	27.0%	27.2%
Selling, general and administrative expenses	$4,299,152	$4,220,851	$4,251,378
Selling, general and administrative expenses as a percentage of revenues	26.3%	27.0%	27.0%
(*)	See the section entitled “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased by $19.0 million in fiscal 2021 compared to fiscal 2020. Gross profit was negatively impacted by a restructuring charge of $20.9 million relating to product lines that we exited and no longer carry as part of our rebranding initiative and a lower LIFO credit in the current year, partially offset by an increase in both pharmacy and front-end gross profit. Pharmacy gross profit benefited from an increase in maintenance prescription counts, partially offset by lower acute prescriptions resulting from the pandemic and continued reimbursement rate pressures. Front-end gross profit benefited from increased sales volume during the first quarter relating to the COVID-19 pandemic, partially offset by a nearly 37% decline in cough, cold and flu related categories during the fourth quarter.

Overall gross margin was 26.0% for fiscal 2021 compared to 27.4% in fiscal 2020. The decline in gross margin is due to the $20.9 million restructuring charge as noted above and reductions in both pharmacy and front-end gross margin. The decline in pharmacy gross margin was driven primarily by continued reimbursement rate pressures. The decline in front-end gross margin was driven by higher markdowns and associate discounts related to the COVID-19 pandemic sales increases and the fourth quarter decline in cough, cold and flu sales as these categories are generally comprised of higher margin products.

We use the LIFO method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. The LIFO credit for fiscal 2021 was $51.7 million compared to a LIFO credit of $64.8 million in fiscal 2020. The LIFO credit for fiscal 2021 is due to the reduction in front-end inventory resulting from our rebranding initiative and lower pharmacy inflation.

Selling, General and Administrative Expenses

SG&A increased $78.3 million. Increased costs for hero pay and bonus, pandemic paid time off and costs for cleaning supplies due to the impact of the COVID-19 pandemic and the inclusion of $37.9 million in income related to services provided under the Walgreens TSA in prior year’s SG&A were partially offset by a one-time benefit of $40 million due to a change in the paid time off (“PTO”) plan, reductions in medical expense and the impact of cost control initiatives. SG&A as a percentage of revenue was 26.3% in fiscal 2021 compared to 27.0% in fiscal 2020 due to the associate PTO plan change and the impact of cost control initiatives, partially offset by higher COVID-19 related expenses.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Year Ended
	February 27,	February 29,	March 2,
	2021	2020	2019
	(52 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
Revenues	$7,970,137	$6,559,560	$6,093,688
Revenue growth	21.5%	7.6%	3.3%
Adjusted EBITDA(*)	$157,769	$167,776	$158,238
(*)	See the section entitled “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Revenues

Pharmacy Services segment revenue was $7,970.1 million and $6,559.6 million, respectively, for fiscal 2021 and 2020. The increase in the fiscal 2021 revenue for the segment is due to the increase in Medicare Part D membership.

Costs and Expenses

	Year Ended
	February 27,	February 29,	March 2,
	2021	2020	2019
	(52 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
Cost of revenues	$7,521,606	$6,107,638	$5,676,052
Gross profit	448,531	451,922	417,636
Gross margin	5.6%	6.9%	6.9%
Selling, general and administrative expenses	$358,033	$366,485	$340,997
Selling, general and administrative expenses as a percentage of revenues	4.5%	5.6%	5.6%

Gross Profit and Cost of Revenues

Gross profit decreased by $3.4 million in fiscal 2021 compared to fiscal 2020. The decrease in gross profit was due to an increase in Medicare Part D drug costs, costs associated with contract renewals on our small group business and a charge related to a change in a rebate aggregation contract, offset by improvements in network management.

Gross margin was 5.6% in fiscal 2021 compared to 6.9% in fiscal 2020. The decline in gross margin is due primarily to an increase in Medicare Part D membership at EI and the factors noted above.

Selling, General and Administrative Expenses

Pharmacy Services segment selling, general and administrative expenses for fiscal 2021 was $358.0 million or 4.5% of revenues as compared to $366.5 million or 5.6% of revenues for fiscal 2020. The decrease in SG&A is primarily the result of reductions in payroll and indirect spend cost reduction initiatives, partially offset by higher costs associated with supporting the increased Medicare Part D membership.

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

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our Existing Facilities. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of February 27, 2021 was $1,706.0 million, which consisted of revolver borrowing capacity of $1,643.1 million and invested cash of $62.9 million.

Credit Facilities

On December 20, 2018, we entered into a senior secured credit agreement (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Credit Agreement”), consisting of a $2.7 billion senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a $450.0 million “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan,” and together with the Senior Secured Revolving Credit Facility, collectively, the “Existing Facilities”). We used proceeds from the Existing Facilities to refinance our prior $2.7 billion existing credit agreement (the “Old Facility”). The Existing Facilities extend our debt maturity profile and provide additional liquidity. Borrowings under the Senior Secured Revolving Credit Facility bear interest at a rate per annum between LIBOR plus 1.25% and LIBOR plus 1.75% based upon the Average ABL Availability (as defined in the Credit Agreement).  Borrowings under the Senior Secured Term Loan bear interest at a rate per annum of LIBOR plus 3.00%.  We are required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Senior Secured Revolving Credit Facility, depending on Average ABL Availability.  The Existing Facilities mature on December 20, 2023, subject to an earlier maturity on December 31, 2022 if we have not repaid or refinanced our existing 6.125% Notes due 2023 prior to such date.  We intend to repay the remaining balance due under the 6.125% Notes due 2023 prior to the early maturity becoming effective.

Our borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At February 27, 2021, we had approximately $1,300.0 million of borrowings outstanding under the Existing Facilities and had letters of credit outstanding against the Senior Secured Revolving Credit Facility of approximately $122.0 million, which resulted in additional borrowing capacity under the Senior Secured Revolving Credit Facility of $1,643.1 million. If at any time the total credit exposure outstanding under the Existing Facilities and the principal amount of our other senior obligations exceed the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall.

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

The Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200.0 million, or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of February 27, 2021, our fixed charge coverage ratio was greater than 1.00 to 1.00 and we were in compliance with the Credit Agreement’s financial covenant. The Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

The indentures that govern our guaranteed unsecured notes and our guaranteed secured notes contain restrictions on the amount of additional secured and unsecured debt that we may incur. As of February 27, 2021, we had the ability to (i) draw the full amount under our revolving credit facility, or (ii) incur additional secured debt. In addition, we have the ability to enter into certain sale and leaseback transactions.  The ability to issue additional unsecured debt under the indenture is generally governed by an interest coverage ratio test. As of February 27, 2021, we had the ability to issue additional secured and unsecured debt under the indentures governing our unguaranteed unsecured notes.

Fiscal 2019, 2020 and 2021 Transactions

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

On June 25, 2020, we commenced an offer to exchange (the “June 25, 2020 Exchange Offer”) up to $750.0 million aggregate principal amount of the outstanding 6.125% Notes for a combination of $600.0 million newly issued 8.0% Senior Secured Notes due 2026 (the “8.0% Notes”) and $145.5 million cash. On July 10, 2020, we increased the maximum amount of 6.125% Notes that may be accepted for exchange from $750.0 million to $1,125.0 million and, on July 24, 2020, we announced that we accepted for payment $1,062.7 million aggregate principal amount of the 6.125% Notes in exchange for $849.9 million aggregate principal amount of newly issued 8.0% Notes and $206.4 million in cash. In connection therewith, we recorded a gain on debt modification of $5.3 million which is included in the results of operations and cash flows of continuing operations. The 8.0% Notes are secured on an equal and ratable basis by the same assets that secure the 7.500% Notes. The 8.0% Notes are guaranteed on a senior secured basis by the same subsidiaries that guarantee the 7.500% Notes. In conjunction with the June 25, 2020 Exchange Offer, we also commenced a solicitation of consents from the holders of outstanding 6.125% Notes to certain proposed amendments to the indenture governing the 6.125% Notes. On July 9, 2020, following the receipt of the requisite number of consents, we entered into a supplemental indenture, which modified certain limitations in the debt covenant to allow for the creation of the 8.0% Notes.

Guarantor Summarized Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22 to this Annual Report on Form 10-K, have guaranteed our obligations under the 6.125% Notes and the 7.500% Notes (collectively, the "Guaranteed Notes"). As discussed in Note 16 to the consolidated financial statements, the Guaranteed Notes were issued by us, as the parent company, and are guaranteed by substantially all of the parent company’s consolidated subsidiaries (the “guarantors” or “Subsidiary Guarantors”) except for EI (the “non-guarantor”). The parent company and guarantors are referred to as the “obligor group”. The Subsidiary Guarantors fully and unconditionally and jointly and severally guarantee the Guaranteed Notes. The 6.125% Notes and the obligations under the related guarantees are unsecured. The 7.500% Notes and the obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and other collateral to the extent it does not constitute ABL priority collateral (as defined below), and (ii) a second-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivables, payment intangibles, inventory, prescription files (including eligible script lists) and, intellectual property (prior to the repayment of the Senior Secured Term Loan) (collectively, the “ABL priority collateral”), which, in each case, also secure the Existing Facilities.

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

Condensed Combined Financial Information

The following tables include summarized financial information of the obligor group. Investments in and the equity in the earnings of EI, which is not a member of the obligor group, have been excluded. The summarized financial information of the obligor group is presented on a combined basis with intercompany balances and transactions between entities in the obligor group eliminated. The obligor group’s amounts due to/from and transactions with EI have been presented in separate line items, if material.

	February 27,	February 29,
In millions	2021	2020
Due from EI	$96.1	$—
Other current assets	3,431.8	3,657.0
Total current assets	$3,527.9	$3,657.0

Operating lease right-of-use assets	$3,064.1	$2,903.3
Goodwill	1,108.1	1,108.1
Other noncurrent assets	1,604.2	1,753.9
Total noncurrent assets	$5,776.4	$5,765.3

Due to EI	$—	$13.3
Other current liabilities	2,579.9	2,731.1
Total current liabilities	$2,579.9	$2,744.4

Long-term debt less current maturities	$3,063.1	$3,077.3
Long-term operating lease liabilities	2,829.3	2,710.3
Other noncurrent liabilities	216.9	215.8
Total noncurrent liabilities	$6,109.3	$6,003.4

Year Ended
February 27, 2021
In millions	(52 Weeks)
Revenues (a)	$23,455.0
Cost of revenues (b)	18,763.9
Gross profit	4,691.1

Net income (loss) from continuing operations	(77.9)
Net income from discontinued operations	9.2
Net income (loss)	$(68.7)

Net income (loss) attributable to Rite Aid	$(90.9)
(a)	Includes $45.6 million of revenues generated from the non-guarantor for the fifty-two week period ended February 27, 2021.
(b)	Includes $45.2 million of cost of revenues incurred in transactions with the non-guarantor for the fifty-two week period ended February 27, 2021.

Off-Balance Sheet Arrangements

As of February 27, 2021, we had no material off balance sheet arrangements.

Contractual Obligations and Commitments

The following table details the maturities of our indebtedness and lease financing obligations as of February 27, 2021, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total

	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$167,148	$1,713,389	$844,032	$1,174,562	$3,899,131
Lease financing obligations(2)	8,595	7,000	5,893	13,990	35,478
Operating leases	694,268	1,238,737	887,784	1,391,732	4,212,521
Open purchase orders	161,435	—	—	—	161,435
Other, primarily self insurance and retirement plan obligations(3)	50,822	44,226	10,483	34,488	140,019
Minimum purchase commitments(4)	50,110	43,932	—	—	94,042
Total contractual cash obligations	$1,132,378	$3,047,284	$1,748,192	$2,614,772	$8,542,626

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Commitments
Lease guarantees(5)	$1,753	$1,873	$494	$703	$4,823
Lease guarantees(6)	238,847	365,137	260,591	315,289	1,179,864
Outstanding letters of credit	65,267	56,768	—	—	122,035
Total contractual cash obligations and commitments	$1,438,245	$3,471,062	$2,009,277	$2,930,764	$9,849,348
(1)	Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of February 27, 2021.
(2)	Represents the minimum lease payments on non-cancelable leases, including interest, net of sublease income on a continuing operations basis as the minimum lease payments on non-cancelable leases, including interest, net of sublease income is being assumed by WBA as part of the Sale.
(3)	Includes the undiscounted payments for self-insured medical coverage, actuarially determined undiscounted payments for self-insured workers’ compensation and general liability, and actuarially determined obligations for defined benefit pension and nonqualified executive retirement plans.
(4)	Represents commitments to purchase products and licensing fees from certain vendors.
(5)	Represents lease guarantee obligations for 6 former stores related to certain business dispositions. The respective purchasers assume the obligations and are, therefore, primarily liable for these obligations.
(6)	Represents lease guarantee obligations for 1,125 former stores related to the Asset Sale. WBA assumed the obligations and are, therefore, primarily liable for these obligations.

Obligations for income tax uncertainties pursuant to ASC 740, “Income Taxes” of approximately $20.9 million are not included in the table above as we are uncertain as to if or when such amounts may be settled.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities from Continuing Operations

Cash flow provided by operating activities was $105.2 million in fiscal 2021. Operating cash flow was positively impacted by the sale of our calendar 2020 Medicare Part D receivable from CMS, management initiatives to reduce inventory levels and benefit from the employer payroll tax payment deferral under the CARES act of $102.0 million. These amounts were partially offset by the timing of Medicare Part D capitation payments from CMS, increases in manufacturer rebates receivable and reductions in payroll related accruals and revenue deferrals resulting from the changes made to our wellness+ loyalty program.

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

Cash used in investing activities was $109.3 million in fiscal 2021. Cash used for the purchase of property, plant and equipment was higher than in the prior year resulting from investments in our stores in connection with our RxEvolution strategy. Cash used in investing activities also includes the net outlay of $86.2 million for the acquisition of Bartell during the fourth quarter. These amounts are partially offset by proceeds from sale leaseback transactions, including the sale leaseback of our Woodland and Lancaster CA distribution centers in the fourth quarter fiscal 2021, and our Perryman MD distribution center in the third quarter fiscal 2021.

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

Cash used in financing activities was $65.2 million in fiscal 2021. Cash used by financing activities reflects net revolver borrowings offset by principal payments to facilitate the June 25, 2020 Exchange Offer.

Cash used by financing activities was $326.7 million in fiscal 2020, which reflects net revolver repayments and the repayment of a portion of our 6.875% notes and 7.7% notes.

Capital Expenditures

During the fiscal years ended February 27, 2021, February 29, 2020 and March 2, 2019 capital expenditures were as follows:

	Year Ended
	February 27,	February 29,	March 2,
	2021	2020	2019
	(52 weeks)	(52 weeks)	(52 weeks)

	(Dollars in thousands)
New store construction, store relocation and store remodel projects	$97,662	$62,379	$94,334
Technology enhancements, improvements to distribution centers and other corporate requirements	97,479	109,326	102,444
Purchase of prescription files from other retail pharmacies	29,800	42,681	47,911
Total capital expenditures	$224,941	$214,386	$244,689

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

The following critical accounting policies require the use of significant judgments and estimates by management:

Inventory shrink: The carrying value of our inventory is reduced by a reserve for estimated shrink losses that occur between physical inventory dates. When estimating these losses, we consider historical loss results at specific locations. Shrink expense is recognized by applying the estimated shrink rate to sales since the last physical inventory. Although possible, we do not expect a significant change to our shrink rate in future periods. A 10 basis point difference in our estimated shrink rate for the year ended February 27, 2021, would have affected pre-tax income by approximately $4.0 million.

Goodwill Impairment: Our policy is to perform an impairment test of goodwill at least annually, and more frequently if events or circumstances occurred that would indicate a reduced fair value in our reporting units could exist. In our quantitative impairment test, fair value estimates are calculated using an average of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates and market activity in assessing fair value and are reporting unit specific. If the carrying amount exceeds the reporting unit’s fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, we consider the income tax effect of any tax deductible goodwill when measuring a goodwill impairment loss. Our Pharmacy Services reporting unit has goodwill of $1.06 billion at February 27, 2021 and the fair value of the reporting unit is approximately 25% higher than the carrying value.

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

If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 and 100 basis point decrease in our future sales assumptions as of February 27, 2021 would have resulted in 17 and 36, respectively, additional stores being subjected to our impairment analysis.

Revenue recognition for our loyalty program: We offer a chain-wide customer loyalty program, “wellness+ Rewards”. Members participating in our wellness+ Rewards loyalty card program earned points on a calendar year basis for eligible front-end merchandise purchases and qualifying prescriptions. The existing wellness+ program was terminated as of July 1, 2020, with benefits earned as of that date available to be used through the end of calendar 2020. In December 2020, the Company granted a temporary extension of benefits to previous members that were eligible for a discount as of December 31, 2020 such that those prior members will be eligible to continue to receive that discount on purchases made through June 30, 2021 with no additional purchase requirement. New and existing customers who were not already eligible for “Gold” benefits will still have the opportunity to earn additional discounts on purchases made through June 30, 2021.

Prior to the wellness+ program termination, effective January 1, 2020, members reached specific wellness+ tiers based on points accumulated during the six calendar month periods between January 1st and June 30th, and July 1st through December 31st, which entitled such customers to certain future discounts and other benefits upon reaching that tier. For example, any customer that reaches 500 points during the six calendar month period between January 1st and June 30th achieves the “Gold” tier, enabling him or her to receive a 20% discount on qualifying purchases of front-end merchandise for the remaining portion of that six calendar month period and for the following six calendar months. There is also a similar “Silver” level with a lower threshold and benefit level. Prior to January 1, 2020, the wellness+ tiers were based on points accumulated for a full calendar year, and entitled such customers to wellness+ benefits for the remainder of that calendar year and also the next calendar year.

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

Self-insurance liabilities: We expense claims for self-insured workers’ compensation and general liability insurance coverage as incurred including an estimate for claims incurred but not paid. The expense for self-insured workers’ compensation and general liability claims incurred but not paid is determined using several factors, including historical claims experience and development, severity of claims, medical costs and the time needed to settle claims. We discount the estimated expense for workers’ compensation to present value as the time period from incurrence of the claim to final settlement can be several years. We base our estimates for such timing on previous settlement activity. The discount rate is based on the current market rates for Treasury bills that approximate the average time to settle the workers’ compensation claims. These assumptions are updated on an annual basis. A 30 basis point difference in the discount rate for the year ended February 27, 2021, would have affected pretax income by approximately $1.8 million.

Income taxes: We currently have net operating loss (“NOL”) carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate significant deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Our ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 for the period ended February 27, 2021. It is important to note that the limitation that would be created upon an ownership change would only apply to income earned after the event that caused the ownership change.

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

We participate in the federal government’s Medicare Part D program as a Prescription Drug Plan (“PDP”) through our EI subsidiary. Our net revenues include insurance premiums earned by the PDP, which are determined based on the PDP’s annual bid and related contractual arrangements with CMS. The insurance premiums include a beneficiary premium, which is the responsibility of the PDP member, but is subsidized by CMS in the case of low-income members, and a direct premium paid by CMS. Premiums collected in advance are initially deferred as accrued expenses and are then recognized ratably as revenue over the period in which members are entitled to receive benefits.

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

Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), charges or credits for facility closing and impairment, goodwill and intangible asset impairment charges, inventory write-downs related to store closings, gains or losses on debt modifications and retirements, the WBA merger termination fee, and other items (including stock-based compensation expense, merger and acquisition-related costs, a non-recurring litigation settlement (as further discussed below), severance, restructuring-related costs and costs related to facility closures, gain on Bartell Drugs acquisition and gain or loss on sale of assets). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors. In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

The following is a reconciliation of our net loss to Adjusted EBITDA for fiscal 2021, 2020 and 2019:

	February 27, 2021	February 29, 2020	March 2, 2019
	(52 weeks)	(52 weeks)	(52 weeks)

	(Dollars in thousands)
Net loss from continuing operations	$(100,070)	$(469,219)	$(666,954)
Interest expense	201,388	229,657	227,728
Income tax (benefit) expense	(20,157)	387,607	77,477
Depreciation and amortization	327,124	328,277	357,882
LIFO (credit) charge	(51,692)	(64,804)	23,354
Lease termination and impairment charges	58,403	42,843	107,994
Goodwill and intangible asset impairment charges	29,852	—	375,190
(Gain) loss on debt modifications and retirements, net	(5,274)	(55,692)	554
Merger and Acquisition‑related costs	10,549	3,599	37,821
Stock-based compensation expense	13,003	16,087	12,115
Restructuring-related costs	84,552	105,642	4,704
Inventory write-downs related to store closings	3,709	4,652	13,487
Litigation settlement	—	—	18,000
(Gain) loss on sale of assets, net	(69,300)	4,226	(38,012)
Gain on Bartell acquisition	(47,705)	—	—
Other	3,283	5,336	12,104
Adjusted EBITDA from continuing operations	$437,665	$538,211	$563,444

The following is a reconciliation of our net loss from continuing operations to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share for fiscal 2021, 2020 and 2019. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, a non-recurring litigation settlement (as further discussed below), gains or losses on debt modifications and retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, restructuring-related costs, gain on Bartell Drugs acquisition and the WBA merger termination fee. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net

Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods. Adjusted Net Income (Loss) per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income (Loss):

	February 27, 2021	February 29, 2020	March 2, 2019
	(52 weeks)	(52 weeks)	(52 weeks)

	(Dollars in thousands)
Net loss	$(100,070)	$(469,219)	$(666,954)
Add back - Income tax (benefit) expense	(20,157)	387,607	77,477
Loss before income taxes	(120,227)	(81,612)	(589,477)
Adjustments:
Amortization expense	89,020	103,941	125,640
LIFO (credit) charge	(51,692)	(64,804)	23,354
Goodwill and intangible asset impairment charges	29,852	—	375,190
(Gain) loss on debt modifications and retirements, net	(5,274)	(55,692)	554
Merger and Acquisition‑related costs	10,549	3,599	37,821
Restructuring-related costs	84,552	105,642	4,704
Gain on Bartell acquisition	(47,705)	—	—
Litigation settlement	—	—	18,000
Adjusted (loss) income before income taxes	(10,925)	11,074	(4,214)
Adjusted income tax (benefit) expense (a)	(2,873)	3,061	(1,163)
Adjusted net (loss) income	(8,052)	$8,013	$(3,051)
Net loss per diluted share	$(1.87)	$(8.82)	$(12.62)
Adjusted net (loss) income per diluted share	$(0.15)	$0.15	$(0.06)
(a)	The fiscal year 2021, 2020 and 2019 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOLs, state credits and valuation allowance, was used for the fifty-two weeks ended February 27, 2021, the fifty-two weeks ended February 29, 2020 and the fifty-two weeks ended March 2, 2019, respectively.

We have in the past and may in the future be involved in litigation, claims and proceedings that result in legal settlements or similar payments. We have historically not made adjustments for amounts related to these matters when calculating Adjusted EBITDA and Adjusted Net Income (Loss). Given the nature of a material legal settlement incurred in the second quarter of fiscal 2019, for comparability purposes we have added the amount of this settlement back to net income when calculating Adjusted EBITDA and Adjusted Net Income (Loss) for the fifty-two week period ended March 2, 2019 to help investors better compare our operating performance over multiple periods. For additional information regarding the settlement see Note 22 to the consolidated financial statements.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of February 27, 2021 and assumes that we have repaid or refinanced our existing 6.125% Senior Notes due 2023 prior to December 31, 2022.

								Fair Value at
	2022	2023	2024	2025	2026	Thereafter	Total	February 27, 2021

	(Dollars in thousands)
Long-term debt, including current portion, excluding financing lease obligations
Fixed Rate	$—	$—	$90,808	$—	$600,000	$1,116,305	$1,807,113	$1,876,322
Average Interest Rate	0.00%	0.00%	6.13%	0.00%	7.50%	7.91%	7.68%
Variable Rate	$—	$—	$1,300,000	$—	$—	$—	$1,300,000	$1,300,000
Average Interest Rate	0.00%	0.00%	2.18%	0.00%	0.00%	0.00%	2.18%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of February 27, 2021, our annual interest expense would change by approximately $13.0 million.

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

(b)    Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded from our assessment the internal control over financial reporting the operations of the Bartell Drug Company, which we acquired on December 18, 2020, which has not been converted to the legacy Rite Aid systems as of February 27, 2021. The Bartell Drug Company accounted for 3.4% of our total assets and 0.4% of our total revenues as of and for the year ended February 27, 2021. Based on this evaluation, our management has concluded that, as of February 27, 2021, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our internal control over financial reporting is included after the next paragraph.

(c)    Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended February 27, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rite Aid Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Rite Aid Corporation and subsidiaries (the “Company”) as of February 27, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 27, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 27, 2021, of the Company and our report dated April 27, 2021, expressed an unqualified opinion on those consolidated financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Bartell Drug Company, which was acquired on December 18, 2020, and whose financial statements constitute 3.4% of total assets and .4% of total revenues of the consolidated financial statement amounts as of and for the year ended February 27, 2021. Accordingly, our audit did not include the internal control over financial reporting at Bartell Drug Company.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

April 27, 2021

Item 9B.   Other Information

None

PART III

We intend to file with the SEC a definitive proxy statement for our 2021 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after February 27, 2021. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from that proxy statement. Our 2021 Annual Meeting of Stockholders is scheduled to be held on July 7, 2021.

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

Exhibit 4.3 to Form 8-K filed on July 27, 2020
10.1	2010 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.2	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.3	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan	Exhibit 10.8 to Form 10-K, filed on April 23, 2013
10.4	2012 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
10.5	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan	Exhibit 10.10 to Form 10-K, filed on April 23, 2013
10.6	2014 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 23, 2014
10.7	Form of Award Agreement	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.8	Executive Incentive Plan for Officers of Rite Aid Corporation	Exhibit 10.1 to Form 8-K, filed on February 24, 2012
10.9	Employment Agreement by and between Rite Aid Corporation and Jocelyn Konrad dated as of August 18, 2015	Exhibit 10.1 to Form 10-Q, filed on January 6, 2016
10.10	Credit Agreement, dated as of December 20, 2018, among Rite Aid Corporation, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on December 20, 2018
10.11

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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.12	Amendment to Employment Agreement by and between Rite Aid Corporation and Jocelyn Z. Konrad, dated as of March 12, 2019	Exhibit 10.32 to Form 10-Q, filed on July 11, 2019
10.13	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.14	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019	Exhibit 10.34 to Form 10-Q, filed on July 11, 2019
10.15	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017	Exhibit 10.35 to Form 10-Q, filed on July 11, 2019

Exhibit Numbers	Description	Incorporation By Reference To
10.16	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016	Exhibit 10.36 to Form 10-Q, filed on July 11, 2019
10.17	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001	Exhibit 10.37 to Form 10-Q, filed on July 11, 2019
10.18	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019*	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.19	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019*	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.20	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019	Exhibit 10.2 to Form 8-K, filed on August 12, 2019
10.21	Employment Agreement dated October 2, 2019 by and between Rite Aid Corporation and James Peters	Exhibit 10.1 to Form 8-K, filed on October 2, 2019
10.22	Employment Agreement by and between Rite Aid Corporation and James J. Comitale, dated as of October 26, 2015	Exhibit 10.41 to Form 10-K filed on April 27, 2020
10.23	Amendment to Employment Agreement by and between James J. Comitale, dated November 6, 2019	Exhibit 10.42 to Form 10-K filed on April 27, 2020
10.24	Employment Agreement by and between Rite Aid Corporation and Jessica Kazmaier, dated as of March 12, 2019	Exhibit 10.43 to Form 10-K filed on April 27, 2020
10.25	Amendment to Employment Agreement by and between Jessica Kazmaier, dated November 6, 2019	Exhibit 10.44 to Form 10-K filed on April 27, 2020
10.26	Employment Agreement by and between Justin Mennen, dated as of December 7, 2018	Exhibit 10.45 to Form 10-K filed on April 27, 2020
10.27	Amendment to Employment Agreement by and between Justin Mennen, dated November 6, 2019	Exhibit 10.46 to Form 10-K filed on April 27, 2020
10.28	Employment Agreement by and between Rite Aid Corporation and Andre Persaud, dated as of January 28, 2020	Exhibit 10.47 to Form 10-K filed on April 27, 2020
10.29	Employment Agreement by and between RxOptions, LLC and Dan Robson, dated as of December 12, 2019	Exhibit 10.48 to Form 10-K filed on April 27, 2020
10.30	Separation Agreement by and between Rite Aid Corporation and James C. Comitale, as of May 21, 2020	Exhibit 10.45 to Form 10-Q filed on July 2, 2020
10.31	Employment Agreement by and between Rite Aid Corporation and Paul D. Gilbert, as of July 29, 2020	Exhibit 10.46 to Form 10-Q filed on October 6, 2020
10.32	Separation Agreement by and between Rite Aid Corporation and Dan Robson, as of January 27, 2021*	Filed herewith
10.33	Rite Aid Corporation 2020 Omnibus Equity Plan	Appendix B to Schedule 14A (Definitive Proxy Statement) filed on May 26, 2020
10.34	Form Award Agreement (Executive) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.2 to Form 8-K filed on July 8, 2020
10.35	Form Award Agreement (Non-employee Director) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.3 to Form 8-K filed on July 8, 2020
21	Subsidiaries of the Registrant	Filed herewith
22	List of Subsidiary Guarantors	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
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

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RITE AID CORPORATION

By:	/s/ BRUCE G. BODAKEN
Bruce G. Bodaken
Chairman
Dated:	April 27, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on April 27, 2021.

Signature	Title

/s/ HEYWARD DONIGAN	President and Chief Executive Officer (principal executive officer)
Heyward Donigan

/s/ MATTHEW C. SCHROEDER	Executive Vice President and Chief Financial Officer (principal financial officer)
Matthew C. Schroeder

/s/ BRIAN T. HOOVER	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Brian T. Hoover

/s/ BRUCE G. BODAKEN	Director
Bruce G. Bodaken

/s/ ELIZABETH BURR	Director
Elizabeth Burr

/s/ BARI HARLAM	Director
Bari Harlam

/s/ ROBERT E. KNOWLING, JR	Director
Robert E. Knowling, Jr

/s/ KEVIN E. LOFTON	Director
Kevin E. Lofton

/s/ LOUIS P. MIRAMONTES	Director

Signature	Title
Louis P. Miramontes

/s/ ARUN NAYAR	Director
Arun Nayar

/s/ KATHERINE QUINN	Director
Katherine Quinn

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rite Aid Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the "Company") as of February 27, 2021 and February 29, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended February 27, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 27, 2021 and February 29, 2020, and the results of its operations and its cash flows for each of the three years in the period ended February 27, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 27, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 27, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Pharmacy Services Reporting Unit — Refer to Note 14 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to the carrying value of each reporting unit. The Company uses either a qualitative assessment approach or a quantitative assessment approach. For the quantitative approach, the Company estimates fair value using an average based on an income approach and a market approach. The income approach is based on the present value of future cash flows of the reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates, and market activity. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $1.108 billion as of February 27, 2021, of which $1.065 billion is allocated to the Pharmacy Services reporting unit.

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

April 27, 2021

We have served as the Company's auditor since 1999.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 27,	February 29,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$160,902	$218,180
Accounts receivable, net	1,462,441	1,286,785
Inventories, net	1,864,890	1,921,604
Prepaid expenses and other current assets	106,941	181,794
Current assets held for sale	—	92,278
Total current assets	3,595,174	3,700,641
Property, plant and equipment, net	1,080,499	1,215,838
Operating lease right-of-use assets	3,064,077	2,903,256
Goodwill	1,108,136	1,108,136
Other intangibles, net	340,519	359,491
Deferred tax assets	14,964	16,680
Other assets	132,035	148,327
Total assets	$9,335,404	$9,452,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$6,409	$8,840
Accounts payable	1,437,421	1,484,081
Accrued salaries, wages and other current liabilities	642,364	746,318
Current portion of operating lease liabilities	516,752	490,161
Current liabilities held for sale	—	37,063
Total current liabilities	2,602,946	2,766,463
Long-term debt, less current maturities	3,063,087	3,077,268
Long-term operating lease liabilities	2,829,293	2,710,347
Lease financing obligations, less current maturities	16,711	19,326
Other noncurrent liabilities	208,213	204,438
Total liabilities	8,720,250	8,777,842
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 55,143 and 54,716	55,143	54,716
Additional paid-in capital	5,897,168	5,890,903
Accumulated deficit	(5,313,103)	(5,222,194)
Accumulated other comprehensive loss	(24,054)	(48,898)
Total stockholders’ equity	615,154	674,527
Total liabilities and stockholders’ equity	$9,335,404	$9,452,369

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	February 27,	February 29,	March 2,
	2021	2020	2019
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Revenues	$24,043,240	$21,928,393	$21,639,557
Costs and expenses:
Cost of revenues	19,338,918	17,201,635	16,963,205
Selling, general and administrative expenses	4,657,185	4,587,336	4,592,375
Lease termination and impairment charges	58,403	42,843	107,994
Goodwill and intangible asset impairment charges	29,852	—	375,190
Interest expense	201,388	229,657	227,728
(Gain) loss on debt modifications and retirements, net	(5,274)	(55,692)	554
(Gain) loss on sale of assets, net	(69,300)	4,226	(38,012)
Gain on Bartell acquisition	(47,705)	—	—
	24,163,467	22,010,005	22,229,034
Loss from continuing operations before income taxes	(120,227)	(81,612)	(589,477)
Income tax (benefit) expense	(20,157)	387,607	77,477
Net loss from continuing operations	(100,070)	(469,219)	(666,954)
Net income from discontinued operations, net of tax	9,161	17,045	244,741
Net loss	$(90,909)	$(452,174)	$(422,213)
Computation of (loss) income attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(100,070)	$(469,219)	$(666,954)
Income from discontinued operations attributable to common stockholders—basic and diluted	9,161	17,045	244,741
Loss attributable to common stockholders—basic and diluted	$(90,909)	$(452,174)	$(422,213)
Basic and diluted (loss) income per share:
Continuing operations	$(1.87)	$(8.82)	$(12.62)
Discontinued operations	$0.18	$0.32	$4.63
Net basic and diluted loss per share	$(1.69)	$(8.50)	$(7.99)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	February 27,	February 29,	March 2,
	2021	2020	2019
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Net loss	$(90,909)	$(452,174)	$(422,213)
Other comprehensive income (loss):
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0, $0 and $1,765 income tax expense	24,382	(17,351)	3,490
Change in fair value of interest rate cap	462	(488)	—
Total other comprehensive income (loss)	24,844	(17,839)	3,490
Comprehensive loss	$(66,065)	$(470,013)	$(418,723)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE MARCH 3, 2018	53,366	$53,366	$5,864,664	$(4,282,471)	$(34,549)	$1,601,010
Net loss				(422,213)		(422,213)
Other comprehensive income:
Changes in Defined Benefit Plans, net of $1,765 tax expense					3,490	3,490
Comprehensive loss						(418,723)
Adoption of ASU 2014-09				(8,560)		(8,560)
Exchange of restricted shares for taxes	(70)	(70)	(2,349)			(2,419)
Issuance of restricted stock	709	709	(709)			—
Cancellation of restricted stock	(88)	(88)	88			—
Amortization of restricted stock balance			14,628			14,628
Stock-based compensation expense			(1,539)			(1,539)
Stock options exercised	99	99	2,194			2,293
BALANCE MARCH 2, 2019	54,016	$54,016	$5,876,977	$(4,713,244)	$(31,059)	$1,186,690
Net loss				(452,174)		(452,174)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					(17,351)	(17,351)
Change in fair value of interest rate cap					(488)	(488)
Comprehensive loss						(470,013)
Adoption of ASU 2016-02				(56,776)		(56,776)
Exchange of restricted shares for taxes	(240)	(240)	(1,680)			(1,920)
Issuance of restricted stock	1,402	1,402	(1,402)			—
Cancellation of restricted stock	(462)	(462)	462			—
Amortization of restricted stock balance			15,840			15,840
Stock-based compensation expense			706			706
BALANCE FEBRUARY 29, 2020	54,716	$54,716	$5,890,903	$(5,222,194)	$(48,898)	$674,527
Net loss				(90,909)		(90,909)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					24,382	24,382
Change in fair value of interest rate cap					462	462
Comprehensive loss						(66,065)
Exchange of restricted shares for taxes	(189)	(189)	(2,897)			(3,086)
Issuance of restricted stock	780	780	(780)			—
Cancellation of restricted stock	(166)	(166)	166			—
Amortization of restricted stock balance			9,126			9,126
Stock-based compensation expense			599			599
Stock options exercised	2	2	51			53
BALANCE FEBRUARY 27, 2021	55,143	$55,143	$5,897,168	$(5,313,103)	$(24,054)	$615,154

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 27,	February 29,	March 2,
	2021	2020	2019
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities:
Net loss	$(90,909)	$(452,174)	$(422,213)
Net income from discontinued operations, net of tax	9,161	17,045	244,741
Net loss from continuing operations	$(100,070)	$(469,219)	$(666,954)
Adjustments to reconcile to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	327,124	328,277	357,882
Lease termination and impairment charges	58,403	42,843	107,994
Goodwill and intangible asset impairment charges	29,852	—	375,190
LIFO (credit) charge	(51,692)	(64,804)	23,354
(Gain) loss on sale of assets, net	(69,300)	4,226	(38,012)
Gain on Bartell acquisition	(47,705)	—	—
Stock-based compensation expense	13,003	16,087	12,115
(Gain) loss on debt modifications and retirements, net	(5,274)	(55,692)	554
Changes in deferred taxes	(10,633)	385,904	95,638
Changes in operating assets and liabilities:
Accounts receivable	(182,404)	486,563	(75,844)
Inventories	177,263	15,141	(44,645)
Accounts payable	(35,372)	(92,062)	125,925
Operating lease right-of-use assets and operating lease liabilities	(28,044)	14,112	—
Other assets	80,975	(38,351)	1,000
Other liabilities	(50,947)	(62,168)	(439,906)
Net cash provided by (used in) operating activities of continuing operations	105,179	510,857	(165,709)
Investing activities:
Payments for property, plant and equipment	(195,141)	(171,705)	(196,778)
Intangible assets acquired	(29,800)	(42,681)	(47,911)
Acquisition of business, net of cash acquired	(86,230)	—	—
Proceeds from insured loss	12,500	—	—
Proceeds from dispositions of assets and investments	11,444	59,658	43,550
Proceeds from sale-leaseback transactions	177,892	4,879	2,587
Net cash used in investing activities of continuing operations	(109,335)	(149,849)	(198,552)
Financing activities:
Proceeds from issuance of long-term debt	849,918	600,000	450,000
Net proceeds from (payments to) revolver	200,000	(225,000)	875,000
Principal payments on long-term debt	(1,058,537)	(706,103)	(440,370)
Change in zero balance cash accounts	(36,463)	12,671	(59,481)
Net proceeds from issuance of common stock	53	—	2,294
Payments for taxes related to net share settlement of equity awards	(3,086)	(1,921)	(2,419)
Financing fees paid for early debt redemption	(2,399)	(518)	(171)
Deferred financing costs paid	(14,729)	(5,781)	(21,564)
Net cash (used in) provided by financing activities of continuing operations	(65,243)	(326,652)	803,289
Cash flows from discontinued operations:
Operating activities of discontinued operations	(82,189)	(23,836)	(62,956)
Investing activities of discontinued operations	94,310	63,307	664,740
Financing activities of discontinued operations	—	—	(1,343,793)
Net cash provided by (used in) discontinued operations	12,121	39,471	(742,009)
(Decrease) increase in cash and cash equivalents	(57,278)	73,827	(302,981)
Cash and cash equivalents, beginning of period	218,180	144,353	447,334
Cash and cash equivalents, end of period	$160,902	$218,180	$144,353

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

The Company is a Delaware corporation and through its 100% owned subsidiaries, operates a pharmacy retail healthcare company in the United States of America. The Company operates through its two reportable segments: the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy segment operates one of the largest retail drugstore chains in the United States, with 2,510 stores in operation as of February 27, 2021. The Retail Pharmacy segment’s drugstores’ primary business is the sale of brand and generic prescription drugs. The Retail Pharmacy segment also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line. The Pharmacy Services segment provides a fully integrated suite of PBM offerings including technology solutions, mail delivery services, specialty pharmacy, network and rebate administration, claims adjudication and pharmacy discount programs, through Elixir Pharmacy and Laker Software. Elixir also offers a national Medicare Part D prescription drug plan through Elixir Insurance (“EI”). See Note 21 for additional details on the Company’s reportable segments.

The discussion and presentation of the operating and financial results of our business segments have been impacted by the following event.

Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement (the "Amended and Restated Asset Purchase Agreement"), dated as of September 18, 2017, by and among Rite Aid, WBA and Walgreen Co., an Illinois corporation and 100% owned subsidiary of WBA ("Buyer"), Buyer agreed to purchase from Rite Aid 1,932 stores (the "Acquired Stores"), three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of approximately $4,375,000, on a cash free, debt free basis (the "Asset Sale" or the "Sale"). As of February 27, 2021, the Company has sold all 1,932 Acquired Stores, three distribution centers and related assets to WBA in exchange for proceeds of $4,375,000, which were used to repay outstanding debt. Based on its magnitude and because the Company has exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Asset Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the assets and liabilities to be sold, including the 1,932 Acquired Stores, three distribution centers, related inventory and other specified assets and liabilities related thereto (collectively the “Assets to be Sold” or “Disposal Group”) to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended February 27, 2021 and February 29, 2020, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, corporate support activities related to the Disposal Group were not reclassified to discontinued operations. See additional information as provided in Note 4 Asset Sale to WBA.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

Revenues for the Company are as follows:

	Year Ended
	February 27,	February 29,	March 2,
	2021	2020	2019
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Retail Pharmacy segment:
Pharmacy sales	$10,915,442	$10,354,293	$10,391,539
Front-end sales	5,322,943	5,114,976	5,215,152
Other revenue	126,875	146,917	150,461
Total Retail Pharmacy segment	16,365,260	15,616,186	15,757,152
Pharmacy Services segment revenue	7,970,137	6,559,560	6,093,688
Intersegment elimination	(292,157)	(247,353)	(211,283)
Total revenue	$24,043,240	$21,928,393	$21,639,557

Sales of prescription drugs for our Retail Pharmacy segment represented approximately 66.7%, 67.0% and 66.6% of the Company’s total drugstore sales in fiscal years 2021, 2020 and 2019, respectively. The Retail Pharmacy segment’s principal classes of products in fiscal 2021 were the following:

Percentage
Product Class	of Sales
Prescription drugs	66.7%
Over-the-counter medications and personal care	10.8%
Health and beauty aids	4.8%
General merchandise and other	17.7%

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal years ended February 27, 2021, February 29, 2020 and March 2, 2019 included 52 weeks.

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

Allowance for Uncollectible Receivables

In our Retail Pharmacy segment, substantially all prescription sales are made to customers who are covered by third-party payors, such as insurance companies, government agencies and employers. The Company recognizes receivables that represent the amount owed to the Company for sales made to customers or employees of those payors that have not yet been paid. In our Pharmacy Services segment, receivables are recorded for claims for prescriptions

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

issued for customers, customer administrative fees, amounts due from CMS for Medicare Part D, and amounts due from certain drug manufacturers for rebates. The Company maintains a reserve for the expected credit losses associated with these receivables. This reserve is calculated based upon historical collection activity adjusted for current conditions.

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

The Company capitalizes direct internal and external development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

fiscal years 2021, 2020 and 2019, the Company capitalized costs of approximately $12,669, $15,240 and $13,716, respectively.

Goodwill

The Company recognizes goodwill as the excess of the purchase price over the fair value of the assets acquired and liabilities assumed during business combinations. The Company accounts for goodwill under ASC Topic 350, “Intangibles—Goodwill and Other”, which does not permit amortization, but instead requires the Company to perform an annual impairment review, or more frequently if events or circumstances indicate that impairment may be more likely. See Note 14 for additional information on goodwill.

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

Deferred Financing Costs

Costs incurred to issue debt are deferred and amortized as a component of interest expense over the terms of the related debt agreements. Amortization expense of deferred financing costs was $11,201, $10,187 and $10,761 for fiscal 2021, 2020 and 2019, respectively.

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

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

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

The Retail Pharmacy segment offers a chain-wide loyalty card program titled wellness+. Individual customers were able to become members of the wellness+ program. Members participating in the wellness+ loyalty card program earned points on a calendar year basis for eligible front-end merchandise purchases and qualifying prescription purchases. The existing wellness+ program was terminated as of July 1, 2020, with benefits earned as of that date available to be used through the end of calendar 2020. In December 2020, the Company granted a temporary extension of benefits to previous members that were eligible for a discount as of December 31, 2020 such that those prior members will be eligible to continue to receive that discount on purchases made through June 30, 2021 with no additional purchase requirement. New and existing customers who were not already eligible for “Gold” benefits will still have the opportunity to earn additional discounts on purchases made through June 30, 2021

Prior to its termination, effective January 1, 2020, members reached specific wellness+ tiers based on points accumulated during the six calendar month periods between January 1st and June 30th, and July 1st through December 31st, which entitled such customers to certain future discounts and other benefits upon reaching that tier. For example, any customer that reaches 500 points during the six calendar month period between January 1st and June 30th achieves the “Gold” tier, enabling him or her to receive a 20% discount on qualifying purchases of front-end merchandise for the remaining portion of that six calendar month period and for the following six calendar months. There is also a similar “Silver” level with a lower threshold and benefit level. Prior to January 1, 2020, the wellness+ tiers were based on points accumulated for a full calendar year, and entitled such customers to wellness+ benefits for the remainder of that calendar year and also the next calendar year.

Points earned pursuant to the wellness+ program represent a performance obligation and the Company allocates revenue between the merchandise purchased and the wellness+ points based on the relative stand-alone selling price of each performance obligation. The relative value of the wellness+ points is initially deferred as a contract liability (included in other current and noncurrent liabilities). As members receive discounted front-end merchandise or when the benefit period expires, the Retail Pharmacy segment recognizes an allocable portion of the deferred contract liability into revenue. For the fifty-two week period ended February 27, 2021, the Company recognized $48,914 of deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $3,754 as of February 27, 2021, which is included in other current liabilities. The Retail Pharmacy segment had accrued contract liabilities of $52,668 as of February 29, 2020, which is included in other current liabilities.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

Medicare Part D—The Pharmacy Services segment, through its EI subsidiary, participates in the federal government’s Medicare Part D program as a Prescription Drug Plan (“PDP”). Please refer to Note 10, Medicare Part D.

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by major source in each segment for the fiscal year ended February 27, 2021:

February 27,
2021
In thousands	(52 Weeks)
Retail Pharmacy segment:
Pharmacy sales	$10,915,442
Front-end sales	5,322,943
Other revenue	126,875
Total Retail Pharmacy segment	16,365,260
Pharmacy Services segment	7,970,137
Intersegment elimination	(292,157)
Total revenue	$24,043,240

See Note 21 for additional information about the revenues of the Company’s business segments.

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

See Note 21 for additional information about the cost of revenues of the Company’s business segments.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

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

Rebates payable to clients for the Pharmacy Services segment

The Pharmacy Services segment has contractual arrangements with clients, including health plans, commercial employers, labor groups, and state and local governments, which entitles such clients to a portion of certain rebates received by Pharmacy Services segment.  Estimated rebates payable to clients are recognized when prescriptions are dispensed and are generally paid to clients up to eight months in arrears.  Historically, the effect of adjustments resulting from the reconciliation of estimated rebates payable to clients recognized and the amount actually paid has not been material to the Pharmacy Services segment’s results of operations.  The Pharmacy Services segment accounts for the effect of any such difference as a change in accounting estimate in the period the reconciliation is completed.  Estimated rebates payable to clients are recorded as a reduction of revenues.

Leases

The Company determines if an arrangement contains a lease at the inception of a contract. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and operating lease liabilities are recognized at the commencement date based on the present value of the remaining future minimum lease payments. As the interest rate implicit in the Company’s leases is not readily

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

determinable, the Company utilizes its incremental borrowing rate, determined by class of underlying asset, to discount the lease payments. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses quoted interest rates obtained from financial institutions in an input to derive its incremental borrowing rate as the discount rate for the lease. The ROU asset is equal to the operating lease liability plus lease payments made before commencement, less lease incentives received from the landlord.

The Company’s real estate leases typically contain options that permit lease extensions for additional periods of up to five years each. For real estate leases, generally, the renewal periods are not included within the lease term and the associated payments are not included in the measurement of the ROU asset and operating lease liability as the options to extend are not considered reasonably certain to occur at lease commencement. The Company reevaluates each lease on a regular basis to consider the economic and strategic incentives of exercising the renewal options and will include all reasonably certain options in the measurement of its lease term. Generally, the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the operating lease right-of-use asset and the operating lease liability until the renewals are i) evaluated and ii) determined to be exercised. The Company has an insignificant amount of non-real estate leases however, renewal options are not included in the lease term for non-real estate leases because they are not considered reasonably certain of being exercised at lease commencement. The Company rarely executes leases less than 12 months.

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

Advertising

Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2021, 2020 and 2019 were $122,725, $142,079 and $147,519, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

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

The Company is also self-insured for certain employee health and welfare plans. We record the related self-insurance liabilities based on claims incurred and an estimate of claims incurred but not yet reported.

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

Stock-Based Compensation

The Company has several stock award plans, which are described in detail in Note 18. The Company accounts for stock-based compensation under ASC 718, “Compensation—Stock Compensation.” The Company recognizes expense over the requisite service period of the award, net of an estimate for the impact of award forfeitures.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

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

Significant Concentrations

Retail Pharmacy Segment

The Company’s pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third party payor that agrees to pay for all or a portion of a customer’s eligible prescription purchases. During fiscal 2021, the top five third party payors accounted for approximately 77.9% of the Company’s pharmacy sales. The largest third party payor, Caremark, represented 30.4%, 28.8% and 28.3% of pharmacy sales during fiscal 2021, 2020 and 2019, respectively. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers.

During fiscal 2021, state sponsored Medicaid agencies and related managed care Medicaid payors accounted for approximately 17.9% of the Company’s pharmacy sales, the largest of which was approximately 1.3% of the Company’s pharmacy sales. During fiscal 2021, approximately 39.6% of the Company’s pharmacy sales were to customers covered by Medicare Part D. Any significant loss of third- party payor business could have a material adverse effect on the Company’s business and results of operations.

During fiscal 2021, the Company purchased brand and generic pharmaceuticals, which amounted to approximately 99.1% of the dollar volume of its prescription drugs from McKesson Corporation (“McKesson”) under its expanded agreement executed on February 17, 2014 and amended in fiscal 2019 for its pharmaceutical purchasing and distribution whereby McKesson assumed responsibility for purchasing essentially all of the brand and generic medications the Company dispenses as well as providing a new direct store delivery model to all of the Company’s stores. If the Company’s relationship with McKesson was disrupted, it could temporarily have difficulty filling

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

prescriptions for brand-named and generic drugs until it executed a replacement wholesaler agreement or developed and implemented self-distribution processes.

Pharmacy Services Segment

The Company’s Pharmacy Services segment revenue is currently generated from a limited number of customers. During fiscal 2021, its top five customers accounted for 59.7% of its Pharmacy Services segment revenue. The largest payor, CMS, represented 36.6%, 27.4% and 23.0% of Pharmacy Services segment revenue during fiscal 2021, 2020 and 2019, respectively. Pharmacy Services segment customers are entities such as employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States.

The Pharmacy Services segment, through its EI subsidiary, participates in the federal government’s Medicare Part D program as a PDP. During fiscal 2021, fiscal 2020 and fiscal 2019, net revenues of $630,104 (2.6% of consolidated revenues), $436,435 (2.0% of consolidated revenues) and $391,024 (1.8% of consolidated revenues), respectively, include insurance premiums earned by the PDP, which are determined based on the PDP’s annual bid and related contractual arrangements with CMS.

Derivatives

The Company may enter into interest rate swap agreements to hedge the exposure to increasing rates with respect to its variable rate debt, when the Company deems it prudent to do so. Upon inception of interest rate swap or cap agreements, or modifications thereto, the Company performs a comprehensive review of the interest rate swap agreements based on the criteria as provided by ASC 815, “Derivatives and Hedging.” On March 15, 2019, the Company entered into an interest rate cap ("Cap"), which has been assigned to the variable interest rate payments on the first $650.0 million notional amount of variable rate indebtedness. The Cap has an effective date of March 21, 2019 and expired on March 21, 2021. The Cap provides the Company with interest rate protection in the event that LIBOR increases above 2.75%.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

2. Acquisition

On December 18, 2020, pursuant to that certain stock purchase agreement, dated as of October 7, 2020, by and between the Company and Bartell Drug Company (“Bartell”), the Company acquired Bartell (the “Acquisition”), a Washington corporation, for approximately $89,724 in cash, subject to certain customary post-closing working capital adjustments.  Bartell operates 67 retail drug stores and one distribution center in the greater Seattle Washington area.  Bartell will operate as a 100 percent owned subsidiary of the Company within its Retail Pharmacy segment.

The Company financed the Acquisition with borrowings under its Senior Secured Revolving Credit Facility together with cash on hand. The closing balance sheet has not yet been finalized as the Company is still in process of finalizing the valuation and the working capital adjustment, and therefore, the final purchase price and related purchase price allocation of the Acquisition is subject to change.

The Company’s consolidated financial statements for fiscal 2021 include Bartell’s results of operations from the Acquisition date of December 18, 2020 through February 27, 2021, including revenues of $101,083. The Company’s financial statements reflect preliminary purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

The following allocation of the purchase price and the estimated transaction costs is preliminary and is based on information available to the Company’s management at the time the consolidated financial statements were prepared. Accordingly, the allocation is subject to change and the impact of such changes may be material.

Preliminary purchase price
Cash consideration	$89,724
Total	89,724
Preliminary purchase price allocation
Cash and cash equivalents	$3,494
Accounts receivable	24,188
Inventories	69,046
Prepaid expenses and other current assets	1,857
Total current assets	98,585
Property and equipment	28,229
Operating lease right-of-use assets	143,651
Intangible assets(1)	68,700
Other assets	1,805
Total assets acquired	340,970
Accounts payable	24,166
Accrued salaries, wages and other current liabilities	18,386
Current portion of operating lease liabilities	24,617
Total current liabilities	67,169
Long-term operating lease liabilities	124,023
Other long-term liabilities	—
Total liabilities assumed	191,192
Deferred tax liabilities recorded on purchase	12,349
Net assets acquired	137,429
Bargain purchase gain	(47,705)
Total purchase price	$89,724

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

	Estimated Fair Value	Estimated Useful Life (In Years)
Prescription files	$54,300	10
Tradename	14,400	Indefinite
Total	$68,700

The Acquisition resulted in a bargain purchase gain of $47,705 primarily due to fair value adjustments related to prescription files and the tradename compared to book values. The Company believes that the bargain purchase gain was primarily the result of the decision by the Bartell stockholders to sell their interests as Bartell had been experiencing increasing borrowings under its credit agreements to meet its operating needs and increasing net losses. The agreed upon purchase price reflected the fact the seller would have needed to incur further significant debt to cover the operating costs of Bartell, which would have required amendments to its credit arrangements. With the Company’s existing infrastructure, scale and expertise, the Company believe that it has access to the necessary synergies to allow necessary operational improvements to be implemented more efficiently than the seller was capable of.

During fiscal 2021, acquisition costs of $10,549 were expensed as incurred. The following unaudited pro forma combined financial data gives effect to the Acquisition as if it had occurred as of March 1, 2019.

The unaudited combined pro forma results do not include any incremental cost savings that may result from the integration. The adjustments are based on information available to the Company at this time. Accordingly, the adjustments are subject to change and the impact of such changes may be material.

The unaudited combined pro forma information is for informational purposes only.  The pro forma information is not necessarily indicative of what the combined company’s results actually would have been had the Acquisition been completed as of the beginning of the periods as indicated.  In addition, the unaudited pro forma information does not purport to project the future results of the combined company.

	Year Ended
	February 27,	February 29,
	2021	2020
	(52 Weeks)	(52 Weeks)
	Pro forma	Pro forma
Net revenues as reported	$24,043,240	$21,928,393
Supplemental Pro forma revenues	$24,468,777	$22,487,418

Net loss as reported	$(90,909)	$(452,174)
Supplemental Pro forma net loss	$(116,729)	$(462,332)

3. Restructuring

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

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

For the year ended February 27, 2021, the Company incurred total restructuring-related costs of $84,552, of which $63,613 is included as a component of SG&A and $20,939 is included as a component of cost of revenues. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$13,443	$4,353	$17,796
Non-executive retention costs associated with the March 2019 reorganization (b)	1,136	(124)	1,012
Professional and other fees relating to restructuring activities (c)	40,053	4,752	44,805
SKU optimization charges (d)	20,939	—	20,939
Total restructuring-related costs	$75,571	$8,981	$84,552

In addition, during the fiscal year ended February 27, 2021, the Company incurred intangible asset impairment charges of $29,852 in connection with its rebranding initiatives as described in Note 14, Goodwill and Other Intangibles.

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

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

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

A summary of activity for the year ended February 27, 2021 in the restructuring-related liabilities associated with the programs noted above, which is included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related		Professional and
	costs (a)	Retention costs (b)	other fees (c)	Total

Balance at February 29, 2020	$36,228	$6,432	$2,394	$45,054
Additions charged to expense	4,811	629	4,532	9,972
Cash payments	(13,055)	—	(5,046)	(18,101)
Balance at May 30, 2020	$27,984	$7,061	$1,880	$36,925
Additions charged to expense	10,588	383	12,215	23,186
Cash payments	(9,077)	(7,444)	(12,554)	(29,075)
Balance at August 29, 2020	$29,495	$—	$1,541	$31,036
Additions charged to expense	1,159	—	11,016	12,175
Cash payments	(11,770)	—	(7,473)	(19,243)
Balance at November 28, 2020	$18,884	$—	$5,084	$23,968
Additions charged to expense	1,238	—	17,042	18,280
Cash payments	(7,465)	—	(19,293)	(26,758)
Balance at February 27, 2021	$12,657	$—	$2,833	$15,490
(a)	– Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with ongoing reorganization efforts.
(b)	– As part of its March 2019 reorganization, the Company incurred costs with the implementation of a retention plan for certain of its key associates.
(c)	– Professional and other fees include costs incurred in connection with the identification and implementation of initiatives associated with restructuring activities.
(d)	– Inventory reserve on product lines the Company is exiting and will no longer carry as part of its rebranding initiative.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

4. Asset Sale to WBA

On September 18, 2017, the Company entered into the Amended and Restated Asset Purchase Agreement with WBA and Buyer, which amended and restated in its entirety the previously disclosed Asset Purchase Agreement, dated as of June 28, 2017, by and among the Company, WBA and Buyer. Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer purchased from the Company 1,932 Acquired Stores, three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of $4,375,000, on a cash-free, debt-free basis in the Sale. The Company completed the store transfer process in March of 2018, which resulted in the transfer of all 1,932 stores and related assets to WBA, and received cash proceeds of $4,156,686.

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

The Company had agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the TSA, the Company provided various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA had been extended to October 17, 2020, unless earlier terminated. In connection with these services, the Company purchased the related inventory and incurred cash payments for the selling, general and administrative activities, which, the Company billed on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the fifty-two week periods ended February 27, 2021 and February 29, 2020 were $35,167 and $3,030,967, respectively, of which $0 and $38,737 is included in Accounts receivable, net. The Company charged WBA TSA fees of $1,467, $37,922 and $80,277 during the fifty-two week periods ended February 27, 2021, February 29, 2020, and March 2, 2019 which are reflected as a reduction to selling, general and administrative expenses. In conjunction with the transfer of the final distribution center during the quarter ended May 30, 2020, the Company has substantially completed its obligations under the TSA. On July 14, 2020, the Company entered into a letter agreement with WBA to terminate the services under the TSA, other than certain specified services relating to real estate, accounting, tax, and accounts receivable systems that continued until October 17, 2020 and certain specified services relating to human resources to be performed after October 17, 2020.

Based on its magnitude and because the Company exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposal Group to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended February 27, 2021 and February 29, 2020, and reclassified the financial results of the Disposal Group in its consolidated statements of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

operations and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

The carrying amount of the Assets to be Sold, which were included in the Retail Pharmacy segment, have been reclassified from their historical balance sheet presentation to current assets and liabilities held for sale as follows:

	February 27,	February 29,
	2021	2020
Inventories	$—	$13,719
Property and equipment	—	43,576
Operating lease right-of-use asset	—	34,983
Current assets held for sale	$—	$92,278
Current portion of operating lease liabilities	$—	$2,002
Long-term operating lease liabilities	—	35,061
Current liabilities held for sale	$—	$37,063

The operating results of the discontinued operations that are reflected on the consolidated statements of operations within net income from discontinued operations are as follows:

	February 27,	February 29,	March 2,
	2021	2020	2019
	(52 weeks)	(52 weeks)	(52 weeks)
Revenues	$174	$(21)	$34,889
Costs and expenses:
Cost of revenues(a)	8	(5,639)	24,271
Selling, general and administrative expenses(a)	871	1,498	20,681
Loss on debt retirements, net	—	—	22,646
Interest expense(b)	—	1	4,616
Gain on stores sold to Walgreens Boots Alliance	—	—	(374,619)
(Gain) loss on sale of assets, net	(14,149)	(19,937)	1,486
	(13,270)	(24,077)	(300,919)
Income from discontinued operations before income taxes	13,444	24,056	335,808
Income tax expense	4,283	7,011	91,067
Net income from discontinued operations, net of tax	$9,161	$17,045	$244,741
(a)	Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.
(b)	In accordance with ASC 205-20, the operating results for the fifty-two week period ended February 27, 2021, the fifty-two week period ended February 29, 2020 and the fifty-two week period ended March 2, 2019, respectively, for the discontinued operations include interest expense relating to the outstanding indebtedness repaid with the estimated excess proceeds from the Sale.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

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

	February 27,	February 29,	March 2,
	2021	2020	2019
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Basic and diluted (loss) income per share:
Numerator:
Net loss from continuing operations	$(100,070)	$(469,219)	$(666,954)
Net income from discontinued operations	9,161	17,045	244,741
Loss attributable to common stockholders— basic and diluted	$(90,909)	$(452,174)	$(422,213)
Denominator:
Basic weighted average shares	53,653	53,228	52,854
Outstanding options and restricted shares, net	—	—	—
Diluted weighted average shares	53,653	53,228	52,854
Basic and diluted (loss) income per share:
Continuing operations	$(1.87)	$(8.82)	$(12.62)
Discontinued operations	0.18	0.32	4.63
Net basic and diluted loss per share	$(1.69)	$(8.50)	$(7.99)

Due to their antidilutive effect, 780, 1,295 and 1,036 potential common shares related to stock options have been excluded from the computation of diluted income per share as of February 27, 2021, February 29, 2020 and March 2, 2019, respectively. Also, excluded from the computation of diluted income per share as of February 27, 2021, February 29, 2020 and March 2, 2019 are restricted shares of 1,293, 1,253 and 1,008, respectively, which are included in shares outstanding.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

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

The Company recorded impairment charges of $46,287 in fiscal 2021, $39,875 in fiscal 2020 and $63,492 in fiscal 2019. The Company’s methodology for recording impairment charges has been consistently applied in the periods presented.

At February 27, 2021, $850.5 million of the Company’s long-lived assets, including intangible assets, were associated with 2,510 active operating stores. Additionally, in connection with the adoption of ASU 2016-02, Leases (Topic 842), we have approximately $2.8 billion of operating lease right-of-use assets associated with the active stores.

If an operating store’s estimated future undiscounted cash flows are not sufficient to cover its carrying value, its carrying value is reduced to fair value. Fair value is its estimated future discounted cash flows. The discount rate is commensurate with the risks associated with the recovery of a similar asset. Beginning in fiscal year 2020, operating lease right-of-use assets are included within the stores’ asset groups. The Company obtains fair values of these right-of-use assets based on real estate market data.

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

The Company recorded impairment charges for active stores of $29,745 in fiscal 2021, $34,825 in fiscal 2020 and $46,419 in fiscal 2019.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

The Company reviews key performance results for active stores on a quarterly basis and approves certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors, in addition to, the active store’s individual operating results. The Company recorded impairment charges for closed facilities of $16,542 in fiscal 2021, $5,050 in fiscal 2020 and $2,788 in fiscal 2019.

The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2021, 2020 and 2019:

	February 27, 2021		February 29, 2020		March 2, 2019
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Active stores:
Stores previously impaired(1)	174	$21,372	274	$11,449	288	$17,939
New, relocated and remodeled stores(2)	2	1,519	8	11,228	22	10,595
Remaining stores not meeting the recoverability test(3)	19	6,854	38	12,148	74	17,885
Total impairment charges—active stores	195	29,745	320	34,825	384	46,419
Total impairment charges—closed facilities	33	16,542	30	5,050	62	2,788
Total impairment charges—other(4)	—	—	—	—	—	14,285
Total impairment charges—all locations	228	$46,287	350	$39,875	446	$63,492
(1)	These charges are related to stores that were impaired for the first time in prior periods. In an effort to improve the operating results or to meet geographical competition, the Company will often make additional capital additions in stores that were impaired in prior periods. These additions will be impaired in future periods if they are deemed to be unrecoverable. In connection with our March 3, 2019 adoption of ASU 2016-02, Leases (Topic 842), under the alternative transition method, and the recording of our corresponding right-of-use asset (“ROU”), the Company includes the ROU in its recoverability assessment. The fiscal 2021 impairment charge includes $15,459 of impairment relating to the ROU and $5,913 of capital additions. The fiscal 2020 impairment charge includes $6,594 of impairment relating to the ROU and $4,855 of capital additions.
(2)	These charges are related to new stores (open at least three years) and relocated stores (relocated in the last two years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met their original return on investment projections and have a historical loss of at least two years. Their future cash flow projections do not recover their current carrying value. The fiscal 2021 impairment charge includes $347 of impairment relating to the ROU and $1,172 of capital assets. The fiscal 2020 impairment charge includes $5,625 of impairment relating to the ROU and $5,603 of capital assets.
(3)	These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. The fiscal 2021 impairment charge includes $3,177 of impairment relating to the ROU and $3,677 of capital assets. The fiscal 2020 impairment charge includes $2,228 of impairment relating to the ROU and $9,920 of capital assets.
(4)	These fiscal 2019 charges were due to the impairment of assets related to the termination of a project to replace the point of sale software used in the Company’s stores.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

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

The table below sets forth by level within the fair value hierarchy the long-lived assets, which include right-of-use assets, as of the impairment measurement date for which an impairment assessment was performed and total losses as of February 27, 2021 and February 29, 2020:

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	February 27, 2021
Long-lived assets held for use	$—	$74,448	$1,071	$75,519	$(43,185)
Long-lived assets held for sale	$—	$5,229	$—	$5,229	$(3,102)
Total	$—	$79,677	$1,071	$80,748	$(46,287)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

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

In fiscal 2021, 2020 and 2019, the Company recorded lease termination charges of $12,116, $2,968 and $44,502, respectively.

As part of the Company's ongoing business activities, the Company assesses stores and distribution centers for potential closure or relocation. Decisions to close or relocate stores or distribution centers in future periods would result in lease exit costs and inventory liquidation charges, as well as impairment of assets at these locations. When a store or distribution center is closed, the Company records an expense for unrecoverable costs and accrues a liability equal to the present value at current credit adjusted risk-free interest rates of any anticipated executory costs which are not included within the store or distribution center's respective lease liability under Topic 842. Other store or distribution center closing and liquidation costs are expensed when incurred.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Year Ended
	February 27,	February 29,	March 2,
	2021	2020	2019
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Balance—beginning of period	$2,253	$124,046	$133,290
Existing Topic 420 liabilities eliminated by recording a reduction to the ROU asset	—	(112,288)	—
Provision for present value of executory costs for closed stores	1,643	—	35,190
Changes in assumptions about future sublease income	(73)	—	737
Interest accretion	27	—	9,741
Cash payments, net of sublease income	(407)	(9,505)	(54,912)
Balance—end of period	$3,443	$2,253	$124,046

The Company’s revenues and income before income taxes for fiscal 2021, 2020 and 2019 included results from stores that have been closed or are approved for closure as of February 27, 2021. The revenue, operating expenses and income before income taxes of these stores for the periods are presented as follows:

	Year Ended
	February 27,	February 29,	March 2,
	2021	2020	2019
Revenues	$23,643	$69,352	$243,317
Operating expenses	25,000	72,259	264,590
Gain from sale of assets	(7,993)	(2,547)	(38,109)
Other expenses	2,646	1,782	2,647
Income (loss) before income taxes	3,990	(2,142)	14,189
Included in these stores’ loss before income taxes are:
Depreciation and amortization	191	934	1,634
Inventory liquidation charges	(1,528)	(505)	(5,536)

The above results are not necessarily indicative of the impact that these closures will have on revenues and operating results of the Company in the future, as the Company often transfers the business of a closed store to another Company store, thereby retaining a portion of these revenues and operating expenses.

7. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 6 for the recognition and disclosure of fair value measurements.

As of February 27, 2021 and February 29, 2020, the Company did not have any financial assets measured on a recurring basis. Please see Note 6 for fair value measurements of non-financial assets measured on a non-recurring basis.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of February 27, 2021 and February 29, 2020, the Company has $7,041 and $7,022, respectively, of investments carried at amortized cost as these investments are being held to maturity. These investments are included as a component of other assets as of February 27, 2021 and February 29, 2020. The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,063,087 and $3,176,322, respectively, as of February 27, 2021. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,077,268 and $3,021,385, respectively, as of February 29, 2020.

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

8. Income Taxes

The CARES Act, enacted on March 27, 2020, includes changes to certain tax law related to net operating losses, the deductibility of interest expense, and the acceleration of refunds for certain federal tax credits. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The provisions enacted under the CARES Act related to net operating losses and deductibility of interest expense had a favorable $357 and $2,600 impact on the Company’s fiscal 2021 and fiscal 2020 current state income tax, respectively, and no net impact to the deferred income tax provisions. Additionally, the Company recorded a current income tax benefit of $6,748 for fiscal 2021 related to refundable alternative minimum tax credits that were accelerated under the CARES Act.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

The provision for income tax expense (benefit) from continuing operations was as follows:

	Year Ended
	February 27,	February 29,	March 2,
	2021	2020	2019
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Current tax:
Federal	$(6,758)	$(6,758)	$(22,187)
State	4,145	13,725	9,866
	(2,613)	6,967	(12,321)
Deferred tax and other:
Federal	(12,649)	345,469	50,151
State	(4,895)	35,171	39,647

	(17,544)	380,640	89,798
Total income tax (benefit) expense	$(20,157)	$387,607	$77,477

A reconciliation of the expected statutory federal tax and the total income tax expense (benefit) from continuing operations was as follows:

	Year Ended
	February 27,	February 29,	March 2,
	2021	2020	2019
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Federal statutory rate*	$(25,247)	$(17,093)	$(123,790)
Nondeductible expenses	588	1,025	2,890
State income taxes, net	9,791	46,620	(12,605)
Bargain purchase gain	(10,018)	—	—
Decrease of previously recorded liabilities	(2,273)	(4,477)	(3,105)
Nondeductible compensation	3,764	2,623	1,798
Officer life insurance	—	5,555	—
Qualified fringe disallowance	313	974	—
Nondeductible excise tax	1,296	—	—
Stock based compensation	2,806	4,999	3,478
Valuation allowance	(1,827)	347,599	212,252
Other	650	(218)	(3,441)
Total income tax (benefit) expense	$(20,157)	$387,607	$77,477

*     Federal statutory rate included in the above table is 21.0% for the fiscal years ended February 27, 2021, February 29, 2020 and March 2, 2019 in accordance with the Tax Cuts and Jobs Act enacted December 22, 2017.

Net loss for fiscal 2021 from continuing operations included an income tax benefit of $20,157, of which $1,827 was recorded to maintain a full valuation allowance for federal deferred tax assets as well as the majority of the Company’s state deferred tax assets. These assets may not be realized based on the Company's most recent assessment that it is more likely than not that sufficient taxable income may not be generated to realize the tax benefits of the Company’s net deferred tax assets. Additionally, the overall tax rate includes a permanent tax benefit related to the Company’s bargain purchase gain on the Bartell acquisition resulting in an impact of 8.3%.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

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

The Company recognized tax expense of $4,283, $7,011 and $91,067 within Net loss (income) from discontinued operations, net of tax, in the Statement of Operations in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The Company’s effective income tax rate from discontinued operations included adjustments to the valuation allowance of $0, $0 and $(2,417) for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at February 27, 2021 and February 29, 2020:

	2021	2020
Deferred tax assets:
Accounts receivable	$17,032	$29,734
Accrued expenses	50,783	99,637
Pension, retirement and other benefits	73,870	98,408
Long-lived assets	258,871	303,630
Operating lease liabilities	934,978	903,020
Credits	24,133	35,197
Net operating losses	1,431,583	1,284,831
Other	562	1,426
Total gross deferred tax assets	2,791,812	2,755,883
Valuation allowance	(1,657,562)	(1,673,119)
Total deferred tax assets	1,134,250	1,082,764
Deferred tax liabilities:
Outside basis difference	5,632	5,616
Inventory	256,896	242,238
Operating lease right-of-use assets	856,758	818,230
Total gross deferred tax liabilities	1,119,286	1,066,084
Net deferred tax assets	$14,964	$16,680

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits from continuing operations was as follows:

	2021	2020	2019
Unrecognized tax benefits	$198,325	$219,839	$230,210
Increases to prior year tax positions	42	440	155
Decreases to tax positions in prior periods	(807)	(6,448)	(111)
Increases to current year tax positions	—	—	—
Settlements	—	—	—
Divestitures	—	—	(543)
Lapse of statute of limitations	(13,146)	(15,506)	(9,872)
Unrecognized tax benefits balance	$184,414	$198,325	$219,839

The amount of the above unrecognized tax benefits at February 27, 2021, February 29, 2020 and March 2, 2019 which would impact the Company’s effective tax rate, if recognized, was $20,923, $23,439 and $28,482 respectively. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is remaining against the Company’s net deferred tax assets.

The Company believes that it is reasonably possible that a decrease of up to $11,851 in unrecognized tax benefits related to state exposures may be necessary in the next twelve months however, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest and penalties related to tax contingencies as income tax expense. The Company recognized an expense/(benefit) for interest and penalties in connection with tax matters of $(123), $(220) and $(769) for fiscal years 2021, 2020 and 2019, respectively. As of February 27, 2021 and February 29, 2020 the total amount of accrued income tax-related interest and penalties was $6,209 and $6,332, respectively.

The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The consolidated federal income tax returns are closed for examination through fiscal year 2017. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. Tax examinations by various state taxing authorities could generally be conducted for a period of three to five years after filing of the respective return.

Net Operating Losses and Tax Credits

At February 27, 2021, the Company had federal net operating loss carryforwards of approximately $1,681,353. Of these, $900,383 will expire, if not utilized, between fiscal 2029 and 2031. An additional $178,246 will expire, if not utilized, between fiscal 2032 and 2038.

At February 27, 2021, the Company had state net operating loss carryforwards of approximately $11,603,310, the majority of which will expire ratably through fiscal 2031; the net tax effect of these carryforwards is $1,081,642 and are reflected in the table above.

At February 27, 2021, the Company had federal business tax credit carryforwards of $14,142 the majority of which will expire between 2022 and 2028. In addition to these credits, the Company had alternative minimum tax credit

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

carryforwards of $6,748 which will be refunded to the Company as a result of the provisions of the CARES Act. This amount has been recorded as a current income tax receivable in fiscal 2021.

Valuation Allowances

The valuation allowances as of February 27, 2021 and February 29, 2020 apply to the net deferred tax assets of the Company. The Company maintained a valuation allowance of $1,657,562 and $1,673,119 at February 27, 2021 and February 29, 2020, respectively. A valuation allowance has been recorded for fiscal 2021 and fiscal 2020 to reduce certain federal and state net deferred tax assets that may not be realized based on positive and negative evidence that currently does not support the realization of these assets.

9. Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. The allowance for uncollectible accounts at February 27, 2021 and February 29, 2020 was $14,722 and $12,849, respectively. The Company’s accounts receivable are due primarily from third-party payors (e.g., PBM companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

10. Medicare Part D

The Company offers Medicare Part D benefits through EI, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EI is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EI must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EI is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $15,070 as of December 31, 2020. EI was in excess of the minimum required amounts in these states as of February 27, 2021.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

On February 19, 2020, the Company entered into a receivable purchase agreement (the “2019 Receivable Purchase Agreement”) with Bank of America, N.A. (the “Purchaser”).

Pursuant to the terms and conditions set forth in the 2019 Receivable Purchase Agreement, the Company sold $501,422 of its calendar 2019 CMS receivable for $484,547, of which $449,949 was received on February 19, 2020 and the remainder was received in fiscal 2021 upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $16,875, which was included as a component of loss on sale of assets, net in the fourth quarter of fiscal 2020.

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

Pursuant to the terms and conditions set forth in the November 2020 Receivable Purchase Agreement, the Company sold $464,019, a portion of its calendar 2020 CMS receivable, for $444,812, of which $412,795 was received on November 12, 2020. The remaining $32,017, which is included in accounts receivable, net as of February 27, 2021, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $19,207, which is included as a component of (gain) loss on sale of assets, net.

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

On February 18, 2021, the Company entered into a receivable purchase agreement (the “February 2021 Receivable Purchase Agreement”) with Purchaser, which was on terms similar to the 2019 Receivable Purchase Agreement.

Pursuant to the terms and conditions set forth in the February 2021 Receivable Purchase Agreement, the Company sold $300,015, the remaining portion of its calendar 2020 CMS receivable, for $290,613, of which $269,912 was received on February 18, 2021. The remaining $20,701, which is included in accounts receivable, net as of February 27, 2021, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $9,403, which is included as a component of (gain) loss on sale of assets, net.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

On February 18, 2021, concurrent with the February 2021 Receivable Purchase Agreement, the Company entered into an indemnity agreement (the “February 2021 Indemnity Agreement”), whereby the Company has agreed to indemnify, reimburse and hold Purchaser harmless from certain liabilities and expenses actually suffered or incurred by the Purchaser resulting from the occurrence of certain events as specified in the February 2021 Indemnity Agreement. Based on its evaluation of the February 2021 Indemnity Agreement, the Company has determined that it is highly unlikely that the events covered under the February 2021 Indemnity Agreement would occur, and consequently, the Company has not recorded any indemnification liability associated with the February 2021 Indemnity Agreement.

As of February 27, 2021, accounts receivable, net included $69,800 of amounts due from CMS. As of February 29, 2020, accrued salaries, wages and other current liabilities included $14,083 due to CMS resulting from the receipt of the Company’s monthly capitation payment.

11. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables of $632,267 and $530,451 included in Accounts receivable, net of an allowance for uncollectable rebates of $10,132 and $6,399, as of February 27, 2021 and February 29, 2020, respectively.

12. Inventory

At February 27, 2021 and February 29, 2020, inventories were $485,859 and $539,640, respectively, lower than the amounts that would have been reported using the first-in, first-out (“FIFO”) cost flow assumption. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The Company recorded a LIFO credit for fiscal year 2021 of $51,692, compared to a LIFO credit of $64,804 for fiscal year 2020 and a LIFO charge of $23,354 for fiscal year 2019. During fiscal 2021, 2020 and 2019, a reduction in non-pharmacy inventories resulted in the liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $26,861, $14,449 and $5,884 cost of revenues decrease, with a corresponding reduction to the adjustment to LIFO for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

13. Property, Plant and Equipment

Following is a summary of property, plant and equipment, including capital lease assets, at February 27, 2021 and February 29, 2020:

	2021	2020
Land	$108,734	$131,814
Buildings	354,990	513,264
Leasehold improvements	1,577,594	1,533,729
Equipment	1,792,768	1,774,424
Software	77,646	60,035
Construction in progress	50,805	44,063
	3,962,537	4,057,329
Accumulated depreciation	(2,882,038)	(2,841,491)
Property, plant and equipment, net	$1,080,499	$1,215,838

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

Depreciation expense, which included the depreciation of assets recorded under capital leases, was $238,104, $224,336 and $232,242 in fiscal 2021, 2020 and 2019, respectively.

Included in property, plant and equipment was the carrying amount, which approximates fair value, of assets to be disposed of totaling $2,438 and $1,187 at February 27, 2021 and February 29, 2020, respectively.

14. Goodwill and Other Intangibles

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

In the fiscal fourth quarter of fiscal 2021 and fiscal 2020, the Company completed a quantitative goodwill impairment assessment and determined after evaluating the results, events and circumstances, that sufficient evidence existed to assert that it is more likely than not that the fair values of the reporting units exceeded their carrying values. Therefore, no goodwill impairment charge was recorded for the fiscal years ended February 27, 2021 and February 29, 2020. As of February 27, 2021 and February 29, 2020, the accumulated impairment losses for the Pharmacy Services segment was $574,712.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

Below is a summary of the changes in the carrying amount of goodwill by segment for the fiscal years ended February 27, 2021 and February 29, 2020:

	Retail	Pharmacy
	Pharmacy	Services	Total
Balance, March 2, 2019	$43,492	$1,064,644	$1,108,136
Goodwill impairment	—	—	—
Balance, February 29, 2020	43,492	1,064,644	1,108,136
Goodwill impairment	—	—	—
Balance, February 27, 2021	$43,492	$1,064,644	$1,108,136

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of February 27, 2021 and February 29, 2020.

	February 27, 2021					February 29, 2020
				Remaining					Remaining
				Weighted					Weighted
	Gross			Average		Gross			Average
	Carrying	Accumulated		Amortization		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period		Amount	Amortization	Net	Period
Non-compete agreements and other(a)	$193,916	$(172,618)	$21,298	3	years	$186,183	$(163,575)	$22,608	3	years
Prescription files	1,023,200	(900,321)	122,879	6	years	950,887	(867,430)	83,457	3	years
Customer relationships(a)	388,000	(261,584)	126,416	11	years	388,000	(231,015)	156,985	12	years
CMS license	57,500	(13,072)	44,428	20	years	57,500	(10,772)	46,728	21	years
Claims adjudication and other developed software	58,985	(47,887)	11,098	2	years	58,985	(39,459)	19,526	3	years
Trademarks	—	—	—	0	years	20,100	(9,413)	10,687	6	years
Backlog	11,500	(11,500)	—	0	years	11,500	(11,500)	—	0	years
Total finite	$1,733,101	$(1,406,982)	326,119			$1,673,155	$(1,333,164)	$339,991
Trademarks	14,400	—	14,400	Indefinite		19,500	—	19,500	Indefinite
Total	$1,747,501	$(1,406,982)	$340,519			$1,692,655	$(1,333,164)	$359,491
(a)	Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

In connection with the RxEvolution initiatives previously announced on March 16, 2020, the Company rebranded its EnvisionRxOptions and MedTrak subsidiaries to its new brand name, Elixir. These trademarks qualify as Level 3 within the fair value hierarchy. Upon the implementation of the rebranding initiatives during the first quarter of fiscal 2021, the Company has determined that the carrying value exceeded the fair value and consequently the Company incurred an impairment charge of $29,852 for these trademarks, which is included within intangible asset impairment charges within the consolidated statement of operations.

Amortization expense for these intangible assets and liabilities was $89,020, $103,941 and $125,640 for fiscal 2021, 2020 and 2019, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2022—$72,824; 2023—$57,531; 2024—$43,865; 2025—$32,581 and 2026—$21,976.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

15. Accrued Salaries, Wages and Other Current Liabilities

Accrued salaries, wages and other current liabilities consisted of the following at February 27, 2021 and February 29, 2020:

	2021	2020
Accrued wages, benefits and other personnel costs	$233,137	$254,773
Accrued interest	18,675	12,073
Accrued sales and other taxes payable	73,848	76,816
Accrued store expense	64,732	97,801
Other	251,972	304,855
	$642,364	$746,318

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

16. Indebtedness and Credit Agreement

Following is a summary of indebtedness and lease financing obligations at February 27, 2021 and February 29, 2020:

	February 27,	February 29,
	2021	2020
Secured Debt:
Senior secured revolving credit facility due December 2023 ($850,000 and $650,000 face value less unamortized debt issuance costs of $14,103 and $19,167)	$835,897	$630,833
FILO term loan due December 2023 ($450,000 face value less unamortized debt issuance costs of $2,230 and $3,046)	447,770	446,954
	1,283,667	1,077,787
Second Lien Secured Debt:
7.5% senior notes due July 2025 ($600,000 face value less unamortized debt issuance costs of $8,876 and $10,927)	591,124	589,073
8.0% senior notes due November 2026 ($849,918 and $0 face value less unamortized debt issuance costs of $17,477 and $0)	832,441	—
	1,423,565	589,073
Guaranteed Unsecured Debt:
6.125% senior notes due April 2023 ($90,808 and $1,153,490 face value less unamortized debt issuance costs of $448 and $8,430)	90,360	1,145,060
	90,360	1,145,060
Unguaranteed Unsecured Debt:
7.70% notes due February 2027 ($237,386 face value less unamortized debt issuance costs of $776 and $908)	236,610	236,478
6.875% fixed-rate senior notes due December 2028 ($29,001 face value less unamortized debt issuance costs of $116 and $131)	28,885	28,870
	265,495	265,348
Lease financing obligations	23,120	28,166
Total debt	3,086,207	3,105,434
Current maturities of long-term debt and lease financing obligations	(6,409)	(8,840)
Long-term debt and lease financing obligations, less current maturities	$3,079,798	$3,096,594

Credit Facility

On December 20, 2018, the Company entered into a senior secured credit agreement (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Credit Agreement”), consisting of a $2,700,000 senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a $450,000 “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan,” and together with the Senior Secured Revolving Credit Facility, collectively, the “Existing Facilities”). The Company used proceeds from the Existing Facilities to refinance its prior $2,700,000 existing credit agreement (the “Old Facility”). The Existing Facilities extend

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

the Company’s debt maturity profile and provide additional liquidity. Borrowings under the Senior Secured Revolving Credit Facility bear interest at a rate per annum between LIBOR plus 1.25% and LIBOR plus 1.75% based upon the Average ABL Availability (as defined in the Credit Agreement). Borrowings under the Senior Secured Term Loan bear interest at a rate per annum of LIBOR plus 3.00%. The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Senior Secured Revolving Credit Facility, depending on Average ABL Availability. The Existing Facilities mature on December 20, 2023, subject to an earlier maturity on December 31, 2022 if the Company has not repaid or refinanced its existing 6.125% Notes due 2023 prior to such date. The Company has refinanced the majority of its existing 6.125% Notes due 2023 and intends to repay the remaining balance prior to the early maturity becoming effective.

The Company’s borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At February 27, 2021, the Company had $1,300,000 of borrowings outstanding under the Existing Facilities and had letters of credit outstanding against the Senior Secured Revolving Credit Facility of $122,035 which resulted in additional borrowing capacity under the Senior Secured Revolving Credit Facility of $1,643,077. If at any time the total credit exposure outstanding under the Existing Facilities and the principal amount of our other senior obligations exceed the borrowing base, the Company will be required to make certain other mandatory prepayments to eliminate such shortfall.

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

With the exception of EI, substantially all of Rite Aid Corporation’s 100% owned subsidiaries guarantee the obligations under the Existing Facilities, the secured guaranteed notes and unsecured guaranteed notes. The Company’s obligations under the Existing Facilities and the Subsidiary Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivable, inventory, prescription files (including eligible script lists), intellectual property (prior to the repayment of the Senior Secured Term Loan) and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL priority collateral”) and (ii) a second-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and all other assets that do not constitute ABL priority collateral, in each case, subject to customary exceptions and limitations. The subsidiary guarantees related to the Company’s Existing Facilities, the secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several, and there are no restrictions on the ability of the Company to obtain funds from its subsidiaries. The Company has no independent assets or operations. Other than EI, the subsidiaries, including joint ventures, that do not guarantee the Existing Facilities and applicable notes, are minor.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

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

The Credit Agreement has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200,000 or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of February 27, 2021, the Company’s fixed charge coverage ratio was greater than 1.00 to 1.00 and the Company was in compliance with the Credit Agreement’s financial covenant. The Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

Fiscal 2019, 2020 and 2021 Transactions

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

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

Interest Rates and Maturities

The annual weighted average interest rate on the Company’s indebtedness was 5.4%, 5.7% and 5.6% for fiscal 2021, 2020 and 2019, respectively.

The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2022—$0; 2023—$0; 2024—$1,390,808; 2025—$0 and $1,716,305 in 2026 and thereafter. These aggregate annual

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

principal payments of long-term debt assume that the Company has repaid or refinanced its existing 6.125% Senior Notes due 2023 prior to December 31, 2022.

17. Leases

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

The following table is a summary of the Company’s components of net lease cost for the fiscal years ended February 27, 2021 and February 29, 2020:

	Year Ended
	February 27, 2021	February 29, 2020
Operating lease cost	$651,261	$653,803
Financing lease cost:
Amortization of right-of-use asset	4,359	5,722
Interest on long-term finance lease liabilities	2,505	3,276
Total finance lease costs	$6,864	$8,998
Short-term lease costs	3,214	1,160
Variable lease costs	172,088	168,849
Less: sublease income	(14,886)	(20,930)
Net lease cost	$818,541	$811,880

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

Supplemental cash flow information related to leases for the fiscal years ended February 27, 2021 and February 29, 2020:

	Year Ended
	February 27, 2021	February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$683,226	$641,709
Operating cash flows paid for interest portion of finance leases	2,505	3,276
Financing cash flows paid for principal portion of finance leases	4,744	6,313
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	513,215	365,192
Finance leases	—	—

Supplemental balance sheet information related to leases as of February 27, 2021 and February 29, 2020 (in thousands, except lease term and discount rate):

	February 27,	February 29,
	2021	2020
Operating leases:
Operating lease right-of-use asset	$3,064,077	$2,903,256

Short-term operating lease liabilities	$516,752	$490,161
Long-term operating lease liabilities	2,829,293	2,710,347
Total operating lease liabilities	$3,346,045	$3,200,508

Finance leases:
Property, plant and equipment, net	$16,074	$19,904

Current maturities of long-term debt and lease financing obligations	$6,409	$8,840
Lease financing obligations, less current maturities	16,711	19,326
Total finance lease liabilities	$23,120	$28,166
Weighted average remaining lease term
Operating leases	7.9	7.8
Finance leases	8.9	8.9

Weighted average discount rate
Operating leases	6.0%	6.1%
Finance leases	9.8%	10.2%

As a result of the Sale to WBA and the related Amended and Restated Asset Purchase Agreement, the Company has lease guarantee obligations related to 1,125 former stores. The Company is only obligated to pay for the lease guarantees in the event that WBA fails to perform under the lease agreements, as WBA is the primary obligor.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

The following table summarizes the maturity of lease liabilities under finance and operating leases as of February 27, 2021:

	February 27, 2021
	Finance	Operating
Fiscal year	Leases	Leases (1)	Total
2022	$8,595	$694,268	$702,863
2023	3,562	650,311	653,873
2024	3,438	588,426	591,864
2025	3,223	490,576	493,799
2026	2,670	397,208	399,878
Thereafter	13,990	1,391,732	1,405,722
Total lease payments	35,478	4,212,521	4,247,999
Less: imputed interest	(12,358)	(866,476)	(878,834)
Total lease liabilities	$23,120	$3,346,045	$3,369,165
(1)	– Future operating lease payments have not been reduced by minimum sublease rentals of $42 million due in the future under noncancelable leases.

Sale-Leaseback Transactions:

During the year ended February 27, 2021, the Company sold eleven owned and operating properties, including the Company’s Perryman, MD, Woodland, CA, and Lancaster, CA distribution centers, the Company’s Ice Cream Plant and seven retail stores to independent third parties. Net proceeds from the sales were $177,892. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over minimum lease terms between 15 and 20 years. The Company accounted for these leases as operating lease right-of-use assets and corresponding operating lease liabilities in accordance with the Lease Standard. The transactions resulted in a gain of $93,841 which is included in the (gain) loss on sale of assets, net for the fifty-two weeks ended February 27, 2021.

During the year ended February 29, 2020, the Company sold one owned operating store to an independent third party. Net proceeds from the sale were $4,879. Concurrent with this sale, the Company entered into an agreement to lease the store back from the purchaser over a minimum lease term of 10 years. The Company accounted for this lease as an operating lease right-of-use asset and a corresponding operating lease liability in accordance with the Lease Standard. The transaction resulted in a gain of $4,149 which is included in the (gain) loss on sale of assets, net for the fifty-two weeks ended February 29, 2020.

The Company has additional capacity under its outstanding debt agreements to enter into additional sale-leaseback transactions.

Prior year disclosure before the adoption of ASU 2016-02:

Total rental expense, net of sublease income of $4,509, was $626,166 in fiscal 2019. This amount includes contingent rentals of $7,084.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

18. Stock Option and Stock Award Plans

The Company recognizes share-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation.” Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for fiscal 2021, 2020 and 2019 include $13,003, $16,087 and $12,115 of compensation costs related to the Company’s stock-based compensation arrangements.

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

In July 2020, the stockholders of Rite Aid Corporation approved the adoption of the Rite Aid Corporation 2020 Omnibus Equity Plan. Under the plan, 3,350 shares of Rite Aid common stock plus any shares of common stock remaining available for grant under the Rite Aid Corporation 2010 Omnibus Equity Plan, the Rite Aid Corporation 2012 Omnibus Equity Plan and the Rite Aid Corporation 2014 Omnibus Equity Plan are available for granting of restricted stock, stock options, phantom stock, stock bonus awards and other equity based awards at the discretion of the Board of Directors. The adoption of the 2020 Omnibus Equity Plan became effective on July 8, 2020.

All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of remaining shares authorized for issuance for all plans is 1,862 as of February 27, 2021.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

Stock Options

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used for options granted in fiscal 2021, 2020 and 2019:

	2021	2020	2019
Expected stock price volatility(1)	N/A	56%	N/A
Expected dividend yield(2)	N/A	0.0%	N/A
Risk-free interest rate(3)	N/A	1.5%	N/A
Expected option life(4)	N/A	5.5 years	N/A
(1)	The expected volatility is based on the historical volatility of the stock price over the most recent period equal to expected life of the option.
(2)	The dividend rate that will be paid out on the underlying shares during the expected term of the options. The Company does not currently pay dividends on its common stock, as such, the dividend rate is assumed to be 0%.
(3)	The risk free interest rate is equal to the rate available on United States Treasury zero-coupon issues as of the grant date of the option with a remaining term equal to the expected term.
(4)	The period of time for which the option is expected to be outstanding. The Company analyzed historical exercise behavior to estimate the life.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

The weighted average fair value of options granted during fiscal 2021, 2020 and 2019 was $0.00, $3.66 and $0.00, respectively. Following is a summary of stock option transactions for the fiscal years ended February 27, 2021, February 29, 2020 and March 2, 2019:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding at March 3, 2018	1,343	$51.42
Granted	—	N/A
Exercised	(99)	23.07
Cancelled	(208)	71.07
Outstanding at March 2, 2019	1,036	$50.15
Granted	612	7.21
Exercised	—	N/A
Cancelled	(353)	48.56
Outstanding at February 29, 2020	1,295	$30.29
Granted	—	N/A
Exercised	(2)	25.08
Cancelled	(513)	48.16
Outstanding at February 27, 2021	780	$18.56	6.99	$7,567
Vested or expected to vest at February 27, 2021	780	$18.56	6.99	$7,567
Exercisable at February 27, 2021	330	$34.06	4.95	$1,996

As of February 27, 2021, there was $1,318 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.26 years.

Cash received from stock option exercises for fiscal 2021, 2020 and 2019 was $53, $0 and $2,294, respectively. The income tax benefit from stock options for fiscal 2021, 2020 and 2019 was $1, $0 and $7, respectively. The total intrinsic value of stock options exercised for fiscal 2021, 2020 and 2019 was $10, $0 and $726, respectively.

Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees.

Restricted Stock

The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans typically vest in equal annual installments over a three-year period. Unvested shares are

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

forfeited upon termination of employment. Following is a summary of restricted stock transactions for the fiscal years ended February 27, 2021, February 29, 2020 and March 2, 2019:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance at March 3, 2018	611	$66.34
Granted	700	16.05
Vested	(215)	76.99
Cancelled	(88)	72.87
Balance at March 2, 2019	1,008	$28.60
Granted	1,402	8.40
Vested	(695)	28.59
Cancelled	(462)	16.76
Balance at February 29, 2020	1,253	$10.32
Granted	780	17.79
Vested	(574)	13.37
Cancelled	(166)	12.23
Balance at February 27, 2021	1,293	$13.23

At February 27, 2021, there was $13,385 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.0 years.

The total fair value of restricted stock vested during fiscal years 2021, 2020 and 2019 was $7,670, $19,846 and $16,519, respectively.

Performance Based Incentive Plan

Beginning in fiscal 2015, the Company provided certain of its associates with performance based incentive plans under which the associates will receive a certain number of shares of the Company’s common stock or cash based on the Company meeting certain financial and performance goals. If such goals are not met, no stock-based compensation expense is recognized and any recognized stock-based compensation expense is reversed. The Company incurred $3,278, $(461) and $(1,084) related to these performance based incentive plans for fiscal 2021, 2020 and 2019, respectively, which is recorded as a component of stock-based compensation expense.

19. Retirement Plans

Defined Contribution Plans

The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. In accordance with those plan provisions, the Company matches 100% of a participant’s pretax payroll contributions, up to a maximum of 3% of such participant’s pretax annual compensation. Thereafter, the Company will match 50% of the participant’s additional pretax payroll contributions, up to a maximum of 2% of such participant’s

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

additional pretax annual compensation. Total expense recognized for the above plans was $36,270 in fiscal 2021, $42,746 in fiscal 2020 and $44,564 in fiscal 2019.

The Company sponsored a Supplemental Executive Retirement Plan (“SERP”) for its officers, based on an account-based plan design, that was subject to a five year graduated vesting schedule. On February 25, 2019, the SERP was terminated and additional allocations were discontinued and all prior benefits under the program became fully vested. During fiscal 2020, participant benefits under this program were paid in full. The expense recognized for the SERP was $0 in fiscal 2021, $3,871 in fiscal 2020 and $4,913 in fiscal 2019.

Defined Benefit Plans

The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company’s funding policy for The Rite Aid Pension Plan (the “Defined Benefit Pension Plan”) is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made contributions of $6,305 in fiscal 2021, $0 in fiscal 2020 and $2,715 in fiscal 2019.

Net periodic pension expense and other changes recognized in other comprehensive income for the defined benefit pension plans included the following components:

	Defined Benefit Pension Plan
	2021	2020	2019
Service cost	$486	$462	$597
Interest cost	4,753	6,186	6,159
Expected return on plan assets	(4,614)	(4,793)	(5,673)
Amortization of unrecognized prior service cost	—	—	—
Amortization of unrecognized net loss	3,749	1,695	1,769
Net periodic pension expense	$4,374	$3,550	$2,852
Other changes recognized in other comprehensive loss:
Unrecognized net (gain) loss arising during period	$(20,633)	$19,046	$(3,486)
Prior service cost arising during period	—	—	—
Amortization of unrecognized prior service costs	—	—	—
Amortization of unrecognized net (loss) gain	(3,749)	(1,695)	(1,769)
Net amount recognized in other comprehensive loss	(24,382)	17,351	(5,255)
Net amount recognized in pension expense and other comprehensive loss	$(20,008)	$20,901	$(2,403)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

The table below sets forth reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company’s defined benefit plans, as well as the funded status and amounts recognized in the Company’s balance sheet as of February 27, 2021 and February 29, 2020:

	Defined Benefit
	Pension Plan
	2021	2020
Change in benefit obligations:
Benefit obligation at end of prior year	$178,904	$150,705
Service cost	486	462
Interest cost	4,753	6,186
Distributions	(8,748)	(7,525)
Actuarial loss (gain)	(6,523)	29,076
Benefit obligation at end of year	$168,872	$178,904
Change in plan assets:
Fair value of plan assets at beginning of year	$132,130	$124,832
Employer contributions	6,305	—
Actual return on plan assets	18,725	14,823
Distributions (including expenses paid by the plan)	(8,748)	(7,525)
Fair value of plan assets at end of year	$148,412	$132,130
Funded status	$(20,460)	$(46,774)
Net amount recognized	$(20,460)	$(46,774)
Amounts recognized in consolidated balance sheets consisted of:
Accrued pension liability	(20,460)	(46,774)
Net amount recognized	$(20,460)	$(46,774)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(20,377)	$(44,760)
Amount recognized	$(20,377)	$(44,760)

The decrease in the benefit obligation during the year ended February 27, 2021, was driven by the increase in discount rate from 2.75% as of February 29, 2020 to 3.00% as of February 27, 2021. The pension plan also benefitted from updating the mortality improvement scale from MP-2019 to MP-2020.

The increase in the benefit obligation during the year ended February 29, 2020, was driven by the decrease in discount rate from 4.25% as of March 2, 2019 to 2.75% as of February 29, 2020.

The estimated net actuarial loss and prior service cost amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal 2022 are $492 and $0, respectively.

The accumulated benefit obligation for the defined benefit pension plan was $168,872 and $178,904 as of February 27, 2021 and February 29, 2020, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets as of February 27, 2021 and February 29, 2020 were as follows:

	Defined Benefit
	Pension Plan
	2021	2020
Accumulated Benefit Obligations	$168,872	$178,904
Fair Value of Plan Assets	$148,412	$132,130

The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets as of February 27, 2021 and February 29, 2020 were as follows:

	Defined Benefit
	Pension Plan
	2021	2020
Projected Benefit Obligations	$168,872	$178,904
Fair Value of Plan Assets	$148,412	$132,130

The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of February 27, 2021, February 29, 2020 and March 2, 2019 were as follows:

	Defined Benefit
	Pension Plan
	2021	2020	2019
Discount rate	3.00%	2.75%	4.25%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.50%	6.00%	6.25%

Weighted average assumptions used to determine net cost for the fiscal years ended February 27, 2021, February 29, 2020 and March 2, 2019 were:

	Defined Benefit
	Pension Plan
	2021	2020	2019
Discount rate	2.75%	4.25%	4.00%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.00%	6.25%	6.25%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 6.00% long-term rate of return on plan assets assumption for fiscal 2021, and the selection of 6.25% for 2020 and 2019.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

The Company’s pension plan asset allocations at February 27, 2021 and February 29, 2020 by asset category were as follows:

	February 27,	February 29,
	2021	2020
Equity securities	56%	47%
Fixed income securities	44%	53%
Total	100%	100%

The investment objectives of the Defined Benefit Pension Plan, the only defined benefit plan with assets, are to:

●	Achieve a rate of return on investments that exceeds inflation over a full market cycle and is consistent with actuarial assumptions;
●	Balance the correlation between assets and liabilities by diversifying the portfolio among various asset classes to address return risk and interest rate risk;
●	Balance the allocation of assets between the investment managers to minimize concentration risk;
●	Maintain liquidity in the portfolio sufficient to meet plan obligations as they come due; and
●	Control administrative and management costs.

The asset allocation established for the pension investment program reflects the risk tolerance of the Company, as determined by:

●	the current and anticipated financial strength of the Company;
●	the funded status of the plan; and
●	plan liabilities.

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

The following targets are to be applied to the allocation of plan assets.

Target
Category	Allocation
Equity securities	56%
Fixed income securities	44%
Total	100%

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

The Company expects to contribute $3,845 to the Defined Benefit Pension Plan during fiscal 2022.

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

The proceeding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at February 27, 2021.

The following table sets forth by level within the fair value hierarchy a summary of the plan’s investments measured at fair value on a recurring basis as of February 27, 2021 and February 29, 2020:

	Fair Value Measurements at February 27, 2021
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Equity Securities
International equity	$—	$—	$—	$24,628
Large Cap	—	—	—	28,397
Small-Mid Cap	—	—	—	5,071
Aon Global Real Estate	—	—	—	202
Aon Core Real Estate Fun	—	—	—	16,795
Aon High Yield Plus Bond	—	—	—	426
Aon Multi-Asset Credit	—	—	—	7,946
Fixed Income
Long Term Credit Bond Index	—	—	—	48,244
Long Term US Government Bonds	—	—	—	800
20+ Year Treasury STRIPS	—	—	—	108
Intermediate Fixed Income	—	—	—	14,590
AGT High Yield Bond	—	—	—	—
Other types of investments
Short Term Investments	—	1,205	—	1,205
Total	$—	$1,205	$—	$148,412

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

	Fair Value Measurements at February 29, 2020
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Equity Securities
International equity	$—	$—	$—	$15,251
Large Cap	—	—	—	33,174
Small-Mid Cap	—	—	—	14,223
Fixed Income
Long Term Credit Bond Index	—	—	—	25,129
Long Term US Government Bonds	—	—	—	18,897
20+ Year Treasury STRIPS	—	—	—	1,447
Intermediate Fixed Income	—	—	—	14,606
AGT High Yield Bond	—	—	—	7,673
Other types of investments
Short Term Investments	—	1,729	—	1,729
Total	$—	$1,729	$—	$132,129

Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan during the years indicated:

Defined Benefit
Fiscal Year	Pension Plan
2022	$9,318
2023	9,233
2024	9,503
2025	9,355
2026	9,330
2027 - 2031	45,640
Total	$92,379

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

The Company’s participation in these plans for the annual period ended February 27, 2021 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. The most recent Pension Protection Act zone status available for fiscal 2021 and fiscal

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

2020 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last two columns list the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject and any minimum funding requirements. There have been no significant changes that affect the comparability of total employer contributions of fiscal years 2021, 2020 and 2019.

									Expiration
				FIP/ RP					Date of
		Pension Protection		Status					Collective-	Minimum
	EIN/Pension	Act Zone Status		Pending/	Contributions of the Company			Surcharge	Bargaining	Funding
Pension	Plan Number	2021	2020	Implemented	2021	2020	2019	Imposed	Agreement	Requirements
1199 SEIU Health Care Employees Pension Fund	13-3604862-001	Green— 12/31/2019	Green— 12/31/2018	No	$9,613	$9,026	$9,670	No	4/18/2022	Contribution rate of 12.6% of gross wages per associate beginning 09/30/2018. Contribution rate of 10.76% of gross wages earned per associate beginning 01/01/2016.

Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	51-6029925-001	Red— 12/31/2020	Red— 12/31/2019	Implemented	8,239	8,495	8,273	No	7/17/2021

From 01/01/2021 through 01/01/2022 contributions of $1.844 per hour worked for pharmacists and $0.836 per hour worked for non-pharmacists. From 01/01/2020 through 12/31/2020 contributions of $1.758 per hour worked for pharmacists and $0.797 per hour worked for non-pharmacists. From 01/01/2019 through 12/31/2019 contributions of $1.672 per hour for worked for pharmacists and $0.758 per hour worked for non-pharmacists.

UFCW Pharmacists, Clerks and Drug Employers Pension Trust	94-2518312-001	Green— 12/31/2020	Green— 12/31/2019	No	2,319	2,421	2,666	No	7/13/2019

Effective 01/01/2020, contribution rate of $0.855 per hour worked for clerks and $1.239 per hour works for pharmacists. Effective 09/01/2014, contribution rate frozen at $0.55 per hour worked for associates.

United Food and Commercial Workers Union-Employer Pension Fund	34-6665155-001	Red— 9/30/2020	Red— 9/30/2019	Implemented	809	738	772	No	2/28/2021	Effective 02/02/2020 contribution rate of $2.30 per hour worked. Effective 02/03/2019 contribution rate of $2.16 per hour worked. Effective 02/04/2018 contribution rate of $2.03 per hour worked.

United Food and Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	51-6031766-001	Red— 9/30/2020	Yellow— 9/30/2019	Implemented	399	437	470	No	2/28/2021	Effective 10/01/2020 contribution rate of $2.15 per hour worked. Effective 10/01/2019 contribution rate of $2.06 per hour worked. Effective 10/01/2018 contribution rate of $1.97 per hour worked.

Other Funds					1,573	1,554	1,648
					$22,952	$22,671	$23,499

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

The Company was listed in these plans Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Year Contributions to Plan
Exceeded More Than 5 % of
Total Contributions (as of
Pension Fund	the Plan’s Year-End)
UFCW Pharmacists, Clerks and Drug Employers Pension Trust	12/31/2019 and 12/31/2018
Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	12/31/2019 and 12/31/2018
United Food & Commercial Workers Union - Employer Pension Fund	9/30/2019 and 9/30/2018
United Food & Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	9/30/2019 and 9/30/2018

At the date the Company’s financial statements were issued, certain Forms 5500 were not available.

During fiscal 2021, 2020 and 2019, the Company did not withdraw from any plans or incur any additional withdrawal liabilities.

21. Segment Reporting

The Company has two reportable segments, its retail drug stores (“Retail Pharmacy”), and its pharmacy services (“Pharmacy Services”) segments.

The Retail Pharmacy segment’s primary business is the sale of prescription drugs and related consultation to its customers. Additionally, the Retail Pharmacy segment sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line. The Pharmacy Services segment offers a full range of PBM services including plan design and administration, formulary management and claims processing. Additionally, the Pharmacy Services segment offers specialty and mail order services, infertility treatment, and drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program.

The Company’s chief operating decision makers are its Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer (collectively the “CODM”). The CODM has ultimate responsibility for enterprise decisions. The CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy and Pharmacy Services segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. The CODM relies on internal management reporting that analyzes enterprise results on certain key performance indicators, namely, revenues, gross profit and Adjusted EBITDA.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

The following is balance sheet information for the Company’s reportable segments:

	Retail	Pharmacy
	Pharmacy	Services	Eliminations(1)	Consolidated
February 27, 2021:
Total Assets	$6,613,370	$2,736,546	$(14,512)	$9,335,404
Goodwill	43,492	1,064,644	—	1,108,136
February 29, 2020:
Total Assets	$6,757,196	$2,709,737	$(14,564)	$9,452,369
Goodwill	43,492	1,064,644	—	1,108,136
(1)	As of February 27, 2021 and February 29, 2020, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $0 against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $14,512 and $14,564, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the fiscal years ended February 27, 2021, February 29, 2020 and March 2, 2019:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
February 27, 2021:
Revenues	$16,365,260	$7,970,137	$(292,157)	$24,043,240
Gross Profit	4,255,791	448,531	—	4,704,322
Adjusted EBITDA(2)	279,896	157,769	—	437,665
Additions to property and equipment and intangible assets	204,290	20,651	—	224,941
February 29, 2020:
Revenues	$15,616,186	$6,559,560	$(247,353)	$21,928,393
Gross Profit	4,274,836	451,922	—	4,726,758
Adjusted EBITDA(2)	370,435	167,776	—	538,211
Additions to property and equipment and intangible assets	192,489	21,897	—	214,386
March 2, 2019:
Revenues	$15,757,152	$6,093,688	$(211,283)	$21,639,557
Gross Profit	4,258,716	417,636	—	4,676,352
Adjusted EBITDA(2)	405,206	158,238	—	563,444
Additions to property and equipment and intangible assets	228,079	16,610	—	244,689
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

(2)	See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

The following is a reconciliation of net (loss) income to Adjusted EBITDA for fiscal 2021, 2020 and 2019:

	February 27,	February 29,	March 2,
	2021	2020	2019
	(52 weeks)	(52 weeks)	(52 weeks)
Net loss from continuing operations	$(100,070)	$(469,219)	$(666,954)
Interest expense	201,388	229,657	227,728
Income tax (benefit) expense	(20,157)	387,607	77,477
Depreciation and amortization	327,124	328,277	357,882
LIFO (credit) charge	(51,692)	(64,804)	23,354
Lease termination and impairment charges	58,403	42,843	107,994
Goodwill and intangible asset impairment charges	29,852	—	375,190
(Gain) loss on debt modifications and retirements, net	(5,274)	(55,692)	554
Merger and Acquisition-related costs	10,549	3,599	37,821
Stock-based compensation expense	13,003	16,087	12,115
Restructuring-related costs	84,552	105,642	4,704
Inventory write-downs related to store closings	3,709	4,652	13,487
Litigation settlement	—	—	18,000
(Gain) loss on sale of assets, net	(69,300)	4,226	(38,012)
Gain on Bartell acquisition	(47,705)	—	—
Other	3,283	5,336	12,104
Adjusted EBITDA from continuing operations	$437,665	$538,211	$563,444

.

22. Commitments, Contingencies and Guarantees

Legal Matters and Regulatory Proceedings

The Company is regularly involved in a variety of legal matters including arbitration, litigation (and related settlement discussions), and other claims, and is subject to regulatory proceedings including audits, inspections, inquiries, investigations, and similar actions by health care, insurance, pharmacy, tax and other governmental authorities arising in the ordinary course of its business, including, without limitation, the matters described below. The Company records accruals for outstanding legal matters and applicable regulatory proceedings when it believes it is probable that a loss has been incurred, and the amount can be reasonably estimated. The Company evaluates on a quarterly basis, developments in legal matters and regulatory proceedings that could affect the amount of any existing accrual or that warrant an accrual. If a loss contingency is not both probable and estimable, the Company typically does not establish an accrued liability. With respect to the litigation and other legal proceedings described below, the Company is unable to estimate the amount or range of reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings.

None of the Company’s accruals for outstanding legal matters or regulatory proceedings are currently material, individually or in the aggregate, to the Company’s consolidated financial position. However, during the course of any

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

proceeding, developments may result in the creation or an increase of an accrual that could be material. Additionally, unfavorable or unexpected outcomes in outstanding legal matters or regulatory proceedings could exceed any accrual and impact the Company’s financial position. Further, even if the Company is successful in its legal proceedings, the Company may incur significant costs and expenses defending itself or others that it is required to indemnify, and such costs and expenses may not be subject to or exceed reimbursement pursuant to any applicable insurance.

The Company’s contingencies are subject to significant uncertainties, many of which are beyond the Company’s control, including, among other factors: (i) the stage of any proceeding and delays in scheduling; (ii) whether class or collective action status is sought and the likelihood of a class being certified; (iii) the outcome of pending or potential appeals, motions and settlement discussions; (iv) the range and magnitude of potential damages, fines or penalties, which are often unspecified or indeterminate; (v) the impact of discovery on the matter; (vi) whether novel or unsettled legal theories are at issue or advanced; (vii) whether  there are significant factual issues to be resolved; (viii) in the case of certain government agency investigations, whether a qui tam lawsuit (“whistleblower” action) has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation, and/or (viii) changes in priorities following any change in political administration at the state or federal level.

California Employment Litigation.

The Company is currently a defendant in several lawsuits filed in courts in California that contain allegations regarding violations of the California Business and Professions Code, various California employment laws and regulations, industry wage orders, wage-and-hour laws, rules and regulations pertaining primarily to failure to pay overtime, failure to pay premiums for missed meals and rest periods, failure to provide accurate wage statements, and failure to reimburse business expenses (the “California Cases”). Some of the California Cases purport or may be determined to be class actions or representative actions under the California Private Attorneys General Act and seek substantial damages and penalties. These single-plaintiff and multi-plaintiff California Cases in the aggregate, seek substantial damages. The Company believes that it has meritorious defenses in the California Cases. The Company has aggressively defended itself and challenged the merits of the lawsuits and, where applicable, allegations that the lawsuits should be certified as class or representative actions.

Usual and Customary Litigation.

The Company is named as a defendant in a number of lawsuits, including the cases below, that allege that the Company’s retail stores overcharged for prescription drugs by not submitting the price available to members of the Rite Aid’s Rx Savings Program as the pharmacy’s usual and customary price, and related theories. The Company is defending itself against these claims.

In January 2017, qui tam plaintiff Azam Rahimi (“Relator”) filed a sealed False Claims Act (“FCA”) lawsuit in the United States District Court for the Eastern District of Michigan. The United States Attorney’s Office for the Eastern District of Michigan, 18 states, and the District of Columbia declined to intervene. The unsealed lawsuit alleges that the Company failed to report its Rx Savings Program prices as its usual and customary prices under the Medicare Part D program, federal and state Medicaid programs, and other publicly funded health care programs, and that the Company is thus liable under the federal FCA and similar state statutes. On December 12, 2019, the court granted the Company’s motion to dismiss and judgment on the pleadings based upon the FCA’s public disclosure bar. The Relator filed a motion for reconsideration which was denied. The Relator has appealed from the order granting the Company’s motion to dismiss and for judgment on the pleadings, and also from the order denying his motion for reconsideration. That appeal has been fully argued and briefed and is now awaiting decision.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

The State of Mississippi, by and through its Attorney General, filed a lawsuit against the Company and various purported related entities on September 27, 2016 alleging the Company failed to accurately report usual and customary prices to Mississippi’s Division of Medicaid.

The Company is involved in a putative consumer class action lawsuit in the United States District Court for the Southern District of California captioned Byron Stafford v. Rite Aid Corp. A separate lawsuit, Robert Josten v. Rite Aid Corp., was consolidated with this lawsuit in November, 2019. The lawsuit contains allegations that (i) the Company was obligated to charge the plaintiffs’ insurance companies its usual and customary prices for their prescription drugs; and (ii) the Company failed to do so because the prices it reported were not equal to or adjusted to account for the prices that Rite Aid offers to uninsured and underinsured customers through its Rx Savings Program. The cases are currently stayed pending an appeal of an order denying a motion to compel arbitration of claims in Stafford.

On February 6, 2019, Humana, Inc., filed an arbitration claim alleging that the Company improperly submitted various usual and customary overcharges by failing to report its Rx Savings Program prices as its usual and customary prices to Humana. An arbitral hearing is scheduled to commence in September 2021.

The Company is a defendant in two consolidated lawsuits pending in the United States District Court for the District of Minnesota filed in 2020 by various Blue Cross/Blue Shield plans that operate in eight different states (North Carolina, North Dakota, Alabama, Utah, Minnesota, Oregon, Washington and New Jersey) alleging that the Company improperly submitted various usual and customary overcharges by failing to report its Rx Savings Program pricing to several Pharmacy Benefit Managers with which Rite Aid and the insurers had independent contracts.

Drug Utilization Review and Code 1 Litigation

In June 2012, qui tam plaintiff, Loyd F. Schmuckley (“Relator”) filed a complaint under seal against the Company alleging that it failed to comply with certain requirements of California’s Medicaid program between 2007 and 2014. In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California regarding (1) the Company’s Drug Utilization Review and prescription dispensing protocol; and (2) the dispensing of drugs designated as “Code 1” by the State of California. Specifically, the Relator alleged that the Company did not perform special verification and documentation for certain medications known as “Code 1” drugs. While the complaint remained under seal, the United States Department of Justice conducted an extensive investigation and ultimately declined to intervene. Although numerous states declined to intervene, in September 2017, the State of California filed a complaint in intervention. The Company filed a motion to dismiss Relator’s and the State of California Department of Justice’s Bureau of Medical Fraud and Elder Abuse respective complaints in January 2018, the hearing was held on March 23, 2018. On September 5, 2018, the court issued an order denying the motion to dismiss. No trial date has been set.

Controlled Substances Litigation, Audits and Investigations

The Company, along with various other defendants, is named in multiple opioid-related lawsuits filed by counties, cities, municipalities, Native American tribes, hospitals, third-party payers, and others across the United States. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated and transferred more than a thousand federal opioid-related lawsuits that name the Company as a defendant to the multi-district litigation (“MDL”) pending in the United States District Court for the Northern District of Ohio under In re National Prescription Opiate Litigation (Case No. 17-MD-2804). A significant number of similar cases that are not part of the MDL and name the Company as a defendant are also pending in state courts. The plaintiffs in these opioid-related lawsuits generally allege claims that

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

include public nuisance and negligence theories of liability resulting from the impacts of widespread opioid abuse against defendants along the pharmaceutical supply chain, including manufacturers, wholesale distributors, and retail pharmacies. At this stage of the proceedings, the Company is not able to predict the outcome of the opioid-related lawsuits or estimate a potential range of loss regarding the lawsuits, and is defending itself against all relevant claims.

The Company also has received warrants, subpoenas, CIDs, and other requests for documents and information from, and is being investigated by, the federal and state governments regarding opioids and other controlled substances. The Company has been cooperating with and responding to these investigatory inquiries.

In April 2019, the Company initiated a coverage action styled Rite Aid Corporation et al. v. ACE American Ins. Co. et al. Through this action, the Company is seeking the recovery of defense costs and future settlement and/or judgment costs for the opioid-related lawsuits. The action seeks declaratory relief with respect to the obligations of the insurers under all of the policies at issue in the action and asserts claims for breach of contract and statutory remedies against an insurer. While the Company prevailed on a partial summary judgment motion that this insurer has a past and continuing duty to reimburse defense costs for the suits in excess of a satisfied $3,000,000 retention, that insurer has appealed the ruling and has refused to reimburse the Company for any of its defense costs. The briefing on the insurer’s appeal to the Delaware Supreme Court is expected to be completed on April 30, 2021.

Miscellaneous Litigation and Investigations.

The U.S. Securities and Exchange Commission (“SEC”) is investigating trading in the Company’s securities that occurred in or around January 2017, and has subpoenaed information from the Company in connection with that investigation. The Company is cooperating with the SEC in this matter. The Company has received a CID and requests for information with respect to consumer protection laws.

23. Supplementary Cash Flow Data

	February 27,	February 29,	March 2,
	2021	2020	2019
Cash paid for interest(a)	$181,634	$216,489	$267,760
Cash payments for income taxes, net(a)	$7,535	$(4,935)	$17,383
Equipment financed under capital leases	$1,849	$3,715	$4,165
Equipment received for noncash consideration	$—	$—	$—
Reduction in lease financing obligation	$—	$—	$—
Accrued capital expenditures	$19,904	$15,952	$15,298
Gross borrowings from revolver(a)	$7,912,000	$2,897,000	$4,257,000
Gross repayments to revolver(a)	$7,712,000	$3,122,000	$3,382,000

(a)–Amounts are presented on a total company basis.

Significant components of cash used by Other Liabilities of $50,947 for the fifty-two week period ended February 27, 2021 includes cash used resulting from changes in accrued wages, benefits and other personnel costs of $21,636 and changes in accrued store expenses of $33,069.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

24. Interim Financial Results (Unaudited)

	Fiscal Year 2021
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$6,027,376	$5,981,970	$6,117,038	$5,916,856	$24,043,240
Cost of revenues	4,829,057	4,821,625	4,913,939	4,774,297	19,338,918
Selling, general and administrative expenses	1,197,147	1,116,142	1,156,355	1,187,541	4,657,185
Lease termination and impairment charges	3,753	11,528	7,453	35,669	58,403
Intangible asset impairment charges	29,852	—	—	—	29,852
Interest expense	50,547	50,007	50,835	49,999	201,388
Gain on debt modifications and retirements, net	—	(5,274)	—	—	(5,274)
(Gain) loss on sale of assets, net	(2,260)	1,092	(16,305)	(51,827)	(69,300)
Gain on Bartell acquisition	—	—	—	(47,705)	(47,705)
	6,108,096	5,995,120	6,112,277	5,947,974	24,163,467
(Loss) income from continuing operations before income taxes	(80,720)	(13,150)	4,761	(31,118)	(120,227)
Income tax (benefit) expense	(8,018)	47	437	(12,623)	(20,157)
(Loss) income from continuing operations	(72,702)	(13,197)	4,324	(18,495)	(100,070)
Net income from discontinued operations, net of tax	9,161	—	—	—	9,161
Net (loss) income	(63,541)	(13,197)	4,324	(18,495)	(90,909)
Basic (loss) income per share(a):
Continuing operations	$(1.36)	$(0.25)	$0.08	$(0.34)	$(1.87)
Discontinued operations	$0.17	$—	$—	$—	$0.18
Net basic (loss) income per share	$(1.19)	$(0.25)	$0.08	$(0.34)	$(1.69)
Diluted (loss) income per share(a):
Continuing operations	$(1.36)	$(0.25)	$0.08	$(0.34)	$(1.87)
Discontinued operations	$0.17	$—	$—	$—	$0.18
Net diluted (loss) income per share	$(1.19)	$(0.25)	$0.08	$(0.34)	$(1.69)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

	Fiscal Year 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$5,372,589	$5,366,264	$5,462,298	$5,727,242	$21,928,393
Cost of revenues	4,245,866	4,221,825	4,273,323	4,460,621	17,201,635
Selling, general and administrative expenses	1,162,652	1,135,530	1,134,854	1,154,300	4,587,336
Lease termination and impairment charges	478	1,471	166	40,728	42,843
Interest expense	58,270	60,102	57,856	53,429	229,657
Gain on debt retirements, net	—	—	(55,692)	—	(55,692)
(Gain) loss on sale of assets, net	(2,712)	(1,587)	(1,371)	9,896	4,226
	5,464,554	5,417,341	5,409,136	5,718,974	22,010,005
(Loss) income from continuing operations before income taxes	(91,965)	(51,077)	53,162	8,268	(81,612)
Income tax expense	7,374	27,628	876	351,729	387,607
(Loss) income from continuing operations	(99,339)	(78,705)	52,286	(343,461)	(469,219)
Net (loss) income from discontinued operations, net of tax	(320)	(574)	(801)	18,740	17,045
Net (loss) income	$(99,659)	$(79,279)	$51,485	$(324,721)	$(452,174)
Basic (loss) income per share(a):
Continuing operations	$(1.88)	$(1.48)	$0.98	$(6.43)	$(8.82)
Discontinued operations	$—	$(0.01)	$(0.01)	$0.35	$0.32
Net basic (loss) income per share	$(1.88)	$(1.49)	$0.97	$(6.08)	$(8.50)
Diluted (loss) income per share(a):
Continuing operations	$(1.88)	$(1.48)	$0.98	$(6.43)	$(8.82)
Discontinued operations	$—	$(0.01)	$(0.02)	$0.35	$0.32
Net diluted (loss) income per share	$(1.88)	$(1.49)	$0.96	$(6.08)	$(8.50)
(a)	Income per share amounts for each quarter may not necessarily total to the yearly income per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

During the fourth quarter of fiscal 2021, the Company recorded a gain on Bartell acquisition of $47,705, a gain of $54,530 in connection with the sale-leaseback of two distribution centers and two retail stores, and facilities impairment charges of $31,057. Also, during the fourth quarter of fiscal 2021, the Company recorded a LIFO credit of $21,389 which resulted from deflation in generic drug costs, partially offset by brand drug inflation compared to a LIFO credit recognized at prior year end caused by higher deflation on pharmaceutical drugs.

During the fourth quarter of fiscal 2020, the Company recorded an income tax expense of $347,599 in connection with the revaluation of the Company’s deferred tax assets resulting from an increase in the valuation allowance as discussed in Note 8 and facilities impairment charges of $38,342. Also, during the fourth quarter of fiscal 2020, the Company recorded a LIFO credit of $72,357 which resulted from deflation in generic drug costs, partially offset by brand drug inflation compared to a LIFO charge recognized at prior year end caused by higher inflation on pharmaceutical drugs.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(In thousands, except per share amounts)

25. Financial Instruments

The carrying amounts and fair values of financial instruments at February 27, 2021 and February 29, 2020 are listed as follows:

	2021		2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Variable rate indebtedness	$1,283,667	$1,300,000	$1,077,787	$1,100,000
Fixed rate indebtedness	$1,779,420	$1,876,322	$1,999,481	$1,921,385

Cash, trade receivables and trade payables are carried at market value, which approximates their fair values due to the short-term maturity of these instruments. In addition, as of February 27, 2021 and February 29, 2020, the Company had $7,041 and $7,022, respectively, of investments carried at amortized cost, as these investments are being held to maturity. These investments are included as a component of other assets as of February 27, 2021 and February 29, 2020. The Company believes the carrying value of these investments approximates their fair value.

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

RITE AID CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended February 27, 2021, February 29, 2020 and March 2, 2019

(dollars in thousands)

		Additions
	Balance at	Charged to		Balance at
Allowances deducted from accounts receivable for estimated	Beginning	Costs and		End of
uncollectible amounts:	of Period	Expenses	Deductions	Period
Year ended February 27, 2021	$12,849	$43,855	$31,850	$24,854
Year ended February 29, 2020	$13,106	$40,357	$40,614	$12,849
Year ended March 2, 2019	$25,134	$48,728	$60,756	$13,106