Form 10-Q
period 2021-05-29
RITE AID CORP
filed 2021-07-06
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2021

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

The registrant had 55,086,812 shares of its $1.00 par value common stock outstanding as of June 23, 2021.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	the impact of widespread health developments, including the continued impact of the global coronavirus (“COVID-19”) pandemic, and the responses thereto (such as quarantines, shut downs and other restrictions on travel and commercial, social and other activities), including changing consumer behavior and preferences and the reinstitution of more stringent regulations (including mandatory stay at home orders and the availability, rollout and supply chain of vaccines to treat the virus), which could materially and adversely affect, among other things, the economic, financial and labor markets in which we operate, access to credit, our front-end and pharmaceutical operations, supply chain, associates and executive and administrative personnel. These widespread health developments, or an increase in the number of cases, could also materially and adversely affect our third-party service providers, including suppliers, vendors and business partners, and customers. The COVID-19 pandemic may result in further shutdowns or have a negative impact on our cough, cold and flu sales. Any of these developments could result in a material adverse effect on our business, financial conditions and results of operations;

●	our ability to successfully implement RxEvolution, attract and retain a sufficient number of our target consumers, integrate acquisitions, obtain permits required for store remodels, and improve the operating performance of our stores;

●	our high level of indebtedness, the ability to refinance such indebtedness on acceptable terms, and our ability to satisfy our obligations and the other covenants contained in our debt agreements;

●	the nature, cost and outcome of pending and future litigation, other legal or regulatory proceedings, or governmental investigations, including those related to Opioids, “usual and customary” pricing or other matters;

●	general competitive, economic, industry, market, political (including healthcare reform) and regulatory conditions, civil unrest (including any resulting store closures, damage, or loss of inventory), as well as other factors specific to the markets in which we operate;

●	the severity and resulting impact of the cough, cold and flu season;

●	the impact on retail pharmacy business as pharmacy benefit management (“PBM”) payors incent or mandate movement away from retail pharmacies to PBM mail order pharmacies;

●	our ability to achieve the benefits of our efforts to reduce the costs of our generic and other drugs;

●	the risk that changes in federal or state laws or regulations, including to those relating to labor or wages, the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection and the Affordable Care Act (or “ACA”), and decisions of the United States Supreme Court regarding those and other matters relevant to the Company or its operations, and any regulations enacted thereunder may occur;

●	the impact of the loss of one or more major third party payor contracts and the risk that providers and state contract changes may occur;

●	the risk that we may need to take further impairment charges if our future results do not meet our expectations;

●	our ability to sell our Centers of Medicare and Medicaid Services (“CMS”) receivables, in whole or in part, which could negatively impact our leverage ratio if we do not consummate a sale;

●	our ability to grow prescription count and realize front-end sales growth;

●	our ability to achieve cost savings and the other benefits of our organizational restructuring within our anticipated timeframe, if at all;

●	decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

●	our ability to manage expenses and our investments in working capital;

●	the continued impact of gross margin pressure in the PBM industries due to continued consolidation and client demand for lower prices while providing enhanced service offerings;

●	risks related to breaches of our information or payment systems or unauthorized access to confidential or personal information of our associates or customers;

●	our ability to maintain our current pharmacy services business and obtain new pharmacy services business, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations and the risk that we cannot meet client guarantees;

●	our ability to manage our Medicare Part D Plan medical loss ratio (“MLR”) and meet the financial obligations of the plan;

●	the risk that we could experience deterioration in our current Star rating with the CMS or incur CMS penalties and/or sanctions;

●	the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

●	changes in future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended February 27, 2021 (the “Fiscal 2021 10-K”), as well as in “Part I – Item 1A. Risk Factors” of the Fiscal 2021 10-K, which we filed with the SEC on April 27, 2021. To the extent that COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the risk factors described herein and in our Fiscal 2021 10-K.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	May 29,	February 27,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$118,480	$160,902
Accounts receivable, net	1,612,596	1,462,441
Inventories, net of LIFO reserve of $481,866 and $485,859	1,856,968	1,864,890
Prepaid expenses and other current assets	96,908	106,941
Total current assets	3,684,952	3,595,174
Property, plant and equipment, net	1,074,596	1,080,499
Operating lease right-of-use assets	3,013,577	3,064,077
Goodwill	1,108,136	1,108,136
Other intangibles, net	325,882	340,519
Deferred tax assets	14,964	14,964
Other assets	129,339	132,035
Total assets	$9,351,446	$9,335,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$7,261	$6,409
Accounts payable	1,537,469	1,437,421
Accrued salaries, wages and other current liabilities	677,151	642,364
Current portion of operating lease liabilities	517,602	516,752
Total current liabilities	2,739,483	2,602,946
Long-term debt, less current maturities	3,014,517	3,063,087
Long-term operating lease liabilities	2,771,797	2,829,293
Lease financing obligations, less current maturities	16,162	16,711
Other noncurrent liabilities	205,507	208,213
Total liabilities	8,747,466	8,720,250
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 55,093 and 55,143	55,093	55,143
Additional paid-in capital	5,898,951	5,897,168
Accumulated deficit	(5,326,160)	(5,313,103)
Accumulated other comprehensive loss	(23,904)	(24,054)
Total stockholders’ equity	603,980	615,154
Total liabilities and stockholders’ equity	$9,351,446	$9,335,404

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	May 29, 2021	May 30, 2020
Revenues	$6,160,985	$6,027,376
Costs and expenses:
Cost of revenues	4,876,110	4,829,057
Selling, general and administrative expenses	1,245,362	1,197,147
Facility exit and impairment charges	8,831	3,753
Intangible asset impairment charges	—	29,852
Interest expense	49,121	50,547
Loss on debt retirements, net	396	—
Gain on sale of assets, net	(6,558)	(2,260)
	6,173,262	6,108,096
Loss from continuing operations before income taxes	(12,277)	(80,720)
Income tax expense (benefit)	780	(8,018)
Net loss from continuing operations	(13,057)	(72,702)
Net income from discontinued operations, net of tax	—	9,161
Net loss	$(13,057)	$(63,541)
Computation of loss attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(13,057)	$(72,702)
Income from discontinued operations attributable to common stockholders—basic and diluted	—	9,161
Loss attributable to common stockholders—basic and diluted	$(13,057)	$(63,541)
Basic and diluted (loss) income per share:
Continuing operations	$(0.24)	$(1.36)
Discontinued operations	$—	$0.17
Net basic and diluted loss per share	$(0.24)	$(1.19)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	May 29, 2021	May 30, 2020
Net loss	$(13,057)	$(63,541)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	123	911
Change in fair value of interest rate cap	27	116
Total other comprehensive income	150	1,027
Comprehensive loss	$(12,907)	$(62,514)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE FEBRUARY 27, 2021	55,143	$55,143	$5,897,168	$(5,313,103)	$(24,054)	$615,154
Net loss				(13,057)		(13,057)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					123	123
Change in fair value of interest rate cap					27	27
Comprehensive loss						(12,907)
Exchange of restricted shares for taxes	(2)	(2)	(33)			(35)
Cancellation of restricted stock	(48)	(48)	48			—
Amortization of restricted stock balance			1,618			1,618
Stock-based compensation expense	—	—	150			150
BALANCE MAY 29, 2021	55,093	$55,093	$5,898,951	$(5,326,160)	$(23,904)	$603,980

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

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	May 29, 2021	May 30, 2020
Operating activities:
Net loss	$(13,057)	$(63,541)
Net income from discontinued operations, net of tax	—	9,161
Net loss from continuing operations	$(13,057)	$(72,702)
Adjustments to reconcile to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	75,859	79,103
Facility exit and impairment charges	8,831	3,753
Intangible asset impairment charges	—	29,852
LIFO credit	(3,993)	(12,066)
Gain on sale of assets, net	(6,558)	(2,260)
Stock-based compensation expense	2,811	1,874
Loss on debt retirements, net	396	—
Changes in operating assets and liabilities:
Accounts receivable	(149,487)	(308,636)
Inventories	11,918	43,647
Accounts payable	50,527	13,320
Operating lease right-of-use assets and operating lease liabilities	(5,909)	(6,595)
Other assets	7,978	99,177
Other liabilities	34,559	13,263
Net cash provided by (used in) operating activities of continuing operations	13,875	(118,270)
Investing activities:
Payments for property, plant and equipment	(59,164)	(28,459)
Intangible assets acquired	(5,436)	(10,715)
Proceeds from dispositions of assets and investments	2,448	2,755
Proceeds from sale-leaseback transactions	7,456	—
Net cash used in investing activities of continuing operations	(54,696)	(36,419)
Financing activities:
Net proceeds from revolver	39,000	242,000
Principal payments on long-term debt	(91,941)	(1,298)
Change in zero balance cash accounts	51,957	(26,567)
Financing fees paid for early debt redemption	(2)	—
Payments for taxes related to net share settlement of equity awards	(35)	(99)
Deferred financing costs paid	(580)	(1,332)
Net cash (used in) provided by financing activities of continuing operations	(1,601)	212,704
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	(82,189)
Investing activities of discontinued operations	—	94,310
Financing activities of discontinued operations	—	—
Net cash provided by discontinued operations	—	12,121
(Decrease) increase in cash and cash equivalents	(42,422)	70,136
Cash and cash equivalents, beginning of period	160,902	218,180
Cash and cash equivalents, end of period	$118,480	$288,316

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended May 29, 2021 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2021 10-K.

Revenue Recognition

The following table disaggregates the Company’s revenue by major source in each segment for the thirteen week periods ended May 29, 2021 and May 30, 2020:

	May 29,	May 30,
	2021	2020
In thousands	(13 weeks)	(13 weeks)
Retail Pharmacy segment:
Pharmacy sales	$2,997,044	$2,625,544
Front-end sales	1,321,699	1,465,467
Other revenue	32,939	32,260
Total Retail Pharmacy segment	4,351,682	4,123,271
Pharmacy Services segment	1,872,282	1,977,246
Intersegment elimination	(62,979)	(73,141)
Total revenue	$6,160,985	$6,027,376

The Retail Pharmacy segment offered a chain-wide loyalty card program titled wellness+. Individual customers were able to become members of the wellness+ program. Members participating in the wellness+ loyalty card program earned points on a calendar year basis for eligible front-end merchandise purchases and qualifying prescription purchases. The existing wellness+ program was terminated as of July 1, 2020, with benefits earned as of that date available to be used through the end of calendar 2020. In December 2020, the Company granted a temporary extension of benefits to previous members that were eligible for a discount as of December 31, 2020 such that those prior members will be eligible to continue to receive that discount on purchases made through December 31, 2021 with no additional purchase requirement. New and existing customers who were not already eligible for “Gold” benefits have the opportunity to earn additional discounts on purchases made through December 31, 2021.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

Points earned pursuant to the wellness+ program represent a performance obligation and the Company allocates revenue between the merchandise purchased and the wellness+ points based on the relative stand-alone selling price of each performance obligation. The relative value of the wellness+ points is initially deferred as a contract liability (included in other current and noncurrent liabilities). As members receive discounted front-end merchandise or when the benefit period expires, the Retail Pharmacy segment recognizes an allocable portion of the deferred contract liability into revenue. For the thirteen week period ended May 29, 2021, the Company recognized $1,613 of deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $2,141 as of May 29, 2021, which is included in other current liabilities. The Retail Pharmacy segment had accrued contract liabilities of $3,754 as of February 27, 2021, which is included in other current liabilities.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the recognition of deferred tax liabilities and the methodology for calculating income taxes in the interim period. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020 (fiscal 2022). The Company adopted ASU 2019-12 effective February 28, 2021 and the adoption of this standard did not have a material impact on the Company’s financial position.

2. Acquisition

On December 18, 2020, pursuant to that certain stock purchase agreement, dated as of October 7, 2020, by and between the Company and Bartell Drug Company (“Bartell”), the Company acquired Bartell (the “Acquisition”), a Washington corporation, for approximately $89,724 in cash, subject to certain customary post-closing working capital adjustments.  Bartell operates 67 retail drug stores and one distribution center in the greater Seattle, Washington area.  Bartell will operate as a 100 percent owned subsidiary of the Company within its Retail Pharmacy segment.

The Company financed the Acquisition with borrowings under its Senior Secured Revolving Credit Facility together with cash on hand. The closing balance sheet has not yet been finalized, and therefore, the final purchase price and related purchase price allocation of the Acquisition is subject to change.

The Company’s condensed consolidated financial statements for the thirteen weeks ended May 29, 2021 include Bartell’s results of operations. The Company’s financial statements reflect preliminary purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Estimated Fair Value	Estimated Useful Life (In Years)
Prescription files	$54,300	10
Tradename	14,400	Indefinite
Total	$68,700

The Acquisition resulted in a bargain purchase gain of $47,705 primarily due to fair value adjustments related to prescription files and the tradename compared to book values. The Company believes that the bargain purchase gain was primarily the result of the decision by the Bartell stockholders to sell their interests as Bartell had been experiencing increasing borrowings under its credit agreements to meet its operating needs and increasing net losses. The agreed upon purchase price reflected the fact the seller would have needed to incur further significant debt to cover the operating costs of Bartell, which would have required amendments to its credit arrangements. With the Company’s existing infrastructure, scale and expertise, the Company believes that it has access to the necessary synergies to allow necessary operational improvements to be implemented more efficiently than the seller was capable of.

During the thirteen week periods ended May 29, 2021 and May 30, 2020, acquisition costs of $3,886 and $0 were expensed as incurred. The following unaudited pro forma combined financial data gives effect to the Acquisition as if it had occurred as of March 1, 2019.

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

	May 29,	May 30,
	2021	2020
	(13 weeks)	(13 weeks)
	Pro forma	Pro forma
Net revenues as reported	$6,160,985	$6,027,376
Supplemental Pro forma revenues	$6,160,985	$6,164,616

Net loss as reported	$(13,057)	$(63,541)
Supplemental Pro forma net loss	$(13,057)	$(70,356)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3. Restructuring

Beginning in fiscal 2019, the Company initiated a series of restructuring plans designed to reorganize its executive management team, reduce managerial layers, and consolidate roles. In March 2020, the Company announced the details of its RxEvolution strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in its front-end offering to free up working capital and update its merchandise assortment, assessing its pricing and promotional strategy, rebranding its retail pharmacy and pharmacy services business, launching its Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services segment both within the segment and across Rite Aid. Other strategic initiatives include the expansion of the Company’s digital business, movement to a common client platform at Elixir and investments in talent in sales and underwriting at Elixir.

For the thirteen week period ended May 29, 2021, the Company incurred total restructuring-related costs of $5,932, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$—	$506	$506
Non-executive retention costs associated with the March 2019 reorganization (b)	—	—	—
Professional and other fees relating to restructuring activities (c)	1,621	3,805	5,426
Total restructuring-related costs	$1,621	$4,311	$5,932

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

In addition, during the thirteen week period ended May 30, 2020, the Company incurred intangible asset impairment charges of $29,852 in connection with its rebranding initiatives as described in Note 11, Goodwill and Other Intangible Assets.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

A summary of activity for the thirteen week period ended May 29, 2021 in the restructuring-related liabilities associated with the programs noted above, which is included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related		Professional and
	costs (a)	Retention costs (b)	other fees (c)	Total

Balance at February 27, 2021	$12,657	$—	$2,833	$15,490
Additions charged to expense	506	—	5,426	5,932
Cash payments	(4,826)	—	(7,636)	(12,462)
Balance at May 29, 2021	$8,337	$—	$623	$8,960
(a)	– Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with ongoing reorganization efforts.
(b)	– As part of its March 2019 reorganization, the Company incurred costs with the implementation of a retention plan for certain of its key associates.
(c)	– Professional and other fees include costs incurred in connection with the identification and implementation of initiatives associated with restructuring activities.
(d)	– Inventory reserve on product lines the Company is exiting and will no longer carry as part of its rebranding initiative.

The Company anticipates incurring approximately $30,000 during fiscal 2022 in connection with its continued restructuring activities.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The Company had agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the Transition Services Agreement (“TSA”), the Company provided various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA had been extended to October 17, 2020, unless earlier terminated. In connection with these services, the Company purchased the related inventory and incurred cash payments for the selling, general and administrative activities, which, the Company billed on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen week periods ended May 29, 2021 and May 30, 2020 were $0 and $31,005, respectively, of which $0 and $4,398 is included in Accounts receivable, net. The Company recorded WBA TSA fees of $0 and $1,080 during the thirteen week periods ended May 29, 2021 and May 30, 2020, respectively, which are reflected as a reduction to selling, general and administrative expenses. In conjunction with the transfer of the final distribution center during the quarter ended May 30, 2020, the Company has substantially completed its obligations under the TSA. On July 14, 2020, the Company entered into a letter agreement with WBA to terminate the services under the TSA, other than certain specified services relating to real estate, accounting, tax, and accounts receivable systems that continued until October 17, 2020 and certain specified services relating to human resources to be performed after October 17, 2020.

Based on its magnitude and because the Company exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company's operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05-Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposal Group to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended May 29, 2021 and February 27, 2021, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

As of February 27, 2021, there are no assets and liabilities classified as held for sale relating to the Asset Sale to WBA.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The operating results of the discontinued operations that are reflected on the consolidated statements of operations within net income from discontinued operations are as follows:

	May 29,	May 30,
	2021	2020
	(13 weeks)	(13 weeks)
Revenues	$—	$174
Costs and expenses:
Cost of revenues(a)	—	8
Selling, general and administrative expenses(a)	—	871
Gain on sale of assets, net	—	(14,149)
	—	(13,270)
Income from discontinued operations before income taxes	—	13,444
Income tax expense	—	4,283
Net income from discontinued operations, net of tax	$—	$9,161
(a)	Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	May 29,	May 30,
	2021	2020
Basic and diluted loss per share:
Numerator:
Net loss from continuing operations	$(13,057)	$(72,702)
Net income from discontinued operations	—	9,161
Loss attributable to common stockholders— basic and diluted	$(13,057)	$(63,541)
Denominator:
Basic weighted average shares	53,852	53,462
Outstanding options and restricted shares, net	—	—
Diluted weighted average shares	53,852	53,462
Basic and diluted (loss) income per share:
Continuing operations	$(0.24)	$(1.36)
Discontinued operations	-	0.17
Net basic and diluted loss per share	$(0.24)	$(1.19)

Due to their antidilutive effect, 773 and 1,264 potential common shares related to stock options have been excluded from the computation of diluted income (loss) per share for the thirteen week periods ended May 29, 2021 and May 30, 2020, respectively. Also, excluded from the computation of diluted income (loss) per share for the thirteen week periods ended May 29, 2021 and May 30, 2020 are restricted shares of 1,240 and 1,198, respectively, which are included in shares outstanding.

6. Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week Period
	Ended
	May 29,	May 30,
	2021	2020
Impairment charges	$4,313	$2,203
Facility exit charges	4,518	1,550
	$8,831	$3,753

Impairment Charges

These amounts include the write-down of long-lived assets at locations that were assessed for impairment because of management’s intention to relocate or close the location or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirteen week period ended May 29, 2021, long-lived assets from continuing operations with a carrying value of $4,313, primarily right-of-use assets in connection with leased office spaces, were written down to their fair value of $0, resulting in an impairment charge of $4,313. During the thirteen week period ended May 30, 2020, long-lived assets from continuing operations with a carrying value of $2,203, were written down to their fair value of $0, resulting in an impairment charge of $2,203. Of the $2,203, $1,919 relates to terminated software project and $284 relates to store assets. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at May 29, 2021 and May 30, 2020:

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	May 29, 2021
Long-lived assets held for use	$—	$—	$—	$—	$(4,313)
Long-lived assets held for sale	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$(4,313)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

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

Facility Exit Charges

As part of the Company's ongoing business activities, the Company assesses stores and distribution centers for potential closure or relocation. Decisions to close or relocate stores or distribution centers in future periods would result in facility exit charges and inventory liquidation charges, as well as impairment of assets at these locations. When a store or distribution center is closed, the Company records an expense for unrecoverable costs and accrues a liability equal to the present value at current credit adjusted risk-free interest rates of any anticipated executory costs which are not included within the store or distribution center's respective lease liability under Topic 842. Other store or distribution center closing and liquidation costs are expensed when incurred.

The following table reflects changes in the Company’s closed store liability relating to closed store and distribution center charges for new closures, changes in assumptions and interest accretion:

	Thirteen Week Period
	Ended
	May 29,	May 30,
	2021	2020
Balance—beginning of period	$3,443	$2,253
Provision for present value of executory costs for leases exited	1,708	—
Changes in assumptions and other adjustments	1,493	—
Interest accretion	7	—
Cash payments	(516)	(83)
Balance—end of period	$6,135	$2,170

7. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 6, Facility Exit and Impairment Charges, for the recognition and disclosure of fair value measurements.

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of May 29, 2021 and February 27, 2021, the Company has $7,043 and $7,041, respectively, of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets. The Company believes the carrying value of these investments approximates their fair value.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,014,517 and $3,100,602, respectively, as of May 29, 2021. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $3,063,087 and $3,176,322, respectively, as of February 27, 2021.

8. Income Taxes

The Company recorded an income tax expense from continuing operations of $780 and an income tax benefit from continuing operations of $8,018 for the thirteen week periods ended May 29, 2021 and May 30, 2020, respectively. The effective tax rate for the thirteen week periods ended May 29, 2021 and May 30, 2020 was (6.4)% and 9.9%, respectively. The effective tax rate for the thirteen week periods ended May 29, 2021 and May 30, 2020 was net of an adjustment of (18.5)%, and (10.6)%, respectively, to adjust the valuation allowance against deferred tax assets.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $1,660,547 and $1,657,562, which relates to federal and state deferred tax assets that may not be realized based on the Company's future projections of taxable income at May 29, 2021 and February 27, 2021, respectively.

9. Medicare Part D

The Company offers Medicare Part D benefits through Elixir Insurance (“EI”), which has contracted with CMS to be a Prescription Drug Plan (“PDP”) and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EI is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EI must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

believe these limitations on dividends and distributions materially impact its financial position. EI is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $14,767 as of March 31, 2021. EI was in excess of the minimum required amounts in these states as of May 29, 2021.

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

Pursuant to the terms and conditions set forth in the November 2020 Receivable Purchase Agreement, the Company sold $464,019, a portion of its calendar 2020 CMS receivable, for $444,812, of which $412,795 was received on November 12, 2020. The remaining $32,017, which is included in accounts receivable, net as of May 29, 2021, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $19,207, which is included as a component of gain on sale of assets, net.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

Pursuant to the terms and conditions set forth in the February 2021 Receivable Purchase Agreement, the Company sold $300,015, the remaining portion of its calendar 2020 CMS receivable, for $290,613, of which $269,912 was received on February 18, 2021. The remaining $20,701, which is included in accounts receivable, net as of May 29, 2021, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $9,403, which is included as a component of gain on sale of assets, net.

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

As of May 29, 2021, and February 27, 2021, accounts receivable, net included $257,860 and $69,800 due from CMS.

10. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables of $570,030 and $632,267 included in Accounts receivable, net, as of May 29, 2021 and February 27, 2021, respectively.

11. Goodwill and Other Intangible Assets

There was no goodwill impairment charge for the thirteen week period ended May 29, 2021. At May 29, 2021 and February 27, 2021, accumulated impairment losses for the Pharmacy Services segment was $574,712.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of May 29, 2021 and February 27, 2021.

	May 29, 2021					February 27, 2021
				Remaining					Remaining
				Weighted					Weighted
	Gross			Average		Gross			Average
	Carrying	Accumulated		Amortization		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period		Amount	Amortization	Net	Period
Non-compete agreements and other(a)	$195,238	$(174,573)	$20,665	3	years	$193,916	$(172,618)	$21,298	3	years
Prescription files	1,025,975	(907,329)	118,646	6	years	1,023,200	(900,321)	122,879	6	years
Customer relationships(a)	388,000	(268,674)	119,326	10	years	388,000	(261,584)	126,416	11	years
CMS license	57,500	(13,646)	43,854	19	years	57,500	(13,072)	44,428	20	years
Claims adjudication and other developed software	58,985	(49,994)	8,991	1	years	58,985	(47,887)	11,098	2	years
Backlog	11,500	(11,500)	—	0	years	11,500	(11,500)	—	0	years
Total finite	$1,737,198	$(1,425,716)	311,482			$1,733,101	$(1,406,982)	$326,119
Trademarks	14,400	—	14,400	Indefinite		14,400	—	14,400	Indefinite
Total	$1,751,598	$(1,425,716)	$325,882			$1,747,501	$(1,406,982)	$340,519
(a)	Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

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

Amortization expense for these intangible assets and liabilities was $20,460 and $24,420 for the thirteen week periods ended May 29, 2021 and May 30, 2020, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2022—$73,637; 2023—$58,620; 2024—$44,936; 2025—$33,650 and 2026—$23,045.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

12. Indebtedness and Credit Agreements

Following is a summary of indebtedness and lease financing obligations at May 29, 2021 and February 27, 2021:

	May 29,	February 27,
	2021	2021
Secured Debt:
Senior secured revolving credit facility due December 2023 ($889,000 and $850,000 face value less unamortized debt issuance costs of $12,837 and $14,103)	$876,163	$835,897
FILO term loan due December 2023 ($450,000 face value less unamortized debt issuance costs of $2,026 and $2,230)	447,974	447,770
	1,324,137	1,283,667
Second Lien Secured Debt:
7.5% senior notes due July 2025 ($600,000 face value less unamortized debt issuance costs of $8,363 and $8,876)	591,637	591,124
8.0% senior notes due November 2026 ($849,918 face value less unamortized debt issuance costs of $16,707 and $17,477)	833,211	832,441
	1,424,848	1,423,565
Guaranteed Unsecured Debt:
6.125% senior notes due April 2023 ($0 and $90,808 face value less unamortized debt issuance costs of $0 and $448)	—	90,360
	—	90,360
Unguaranteed Unsecured Debt:
7.70% notes due February 2027 ($237,386 face value less unamortized debt issuance costs of $742 and $776)	236,644	236,610
6.875% fixed-rate senior notes due December 2028 ($29,001 face value less unamortized debt issuance costs of $113 and $116)	28,888	28,885
	265,532	265,495
Lease financing obligations	23,423	23,120
Total debt	3,037,940	3,086,207
Current maturities of long-term debt and lease financing obligations	(7,261)	(6,409)
Long-term debt and lease financing obligations, less current maturities	$3,030,679	$3,079,798

Credit Facility

On December 20, 2018, the Company entered into a senior secured credit agreement (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Credit Agreement”), consisting of a $2,700,000 senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a $450,000 “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan,” and together with the Senior Secured Revolving Credit Facility, collectively, the “Existing Facilities”). The Company used proceeds from the Existing Facilities to refinance its prior $2,700,000 existing credit agreement (the “Old Facility”). The Existing Facilities extend the Company’s debt maturity profile and provide additional liquidity. Borrowings under the Senior Secured Revolving Credit Facility bear interest at a rate per annum between LIBOR plus 1.25% and LIBOR plus 1.75% based upon the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Average ABL Availability (as defined in the Credit Agreement). Borrowings under the Senior Secured Term Loan bear interest at a rate per annum of LIBOR plus 3.00%. The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Senior Secured Revolving Credit Facility, depending on Average ABL Availability. The Existing Facilities mature on December 20, 2023.

The Company’s borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At May 29, 2021, the Company had $1,339,000 of borrowings outstanding under the Existing Facilities and had letters of credit outstanding against the Senior Secured Revolving Credit Facility of $122,023 which resulted in additional borrowing capacity under the Senior Secured Revolving Credit Facility of $1,688,977. If at any time the total credit exposure outstanding under the Existing Facilities and the principal amount of our other senior obligations exceed the borrowing base, the Company will be required to make certain other mandatory prepayments to eliminate such shortfall.

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

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

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

The Credit Agreement has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200,000 or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of May 29, 2021, the Company’s fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the Credit Agreement’s financial covenant. The Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

Fiscal 2020, 2021 and 2022 Transactions

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

On April 28, 2021, the Company issued a notice of redemption for all of the 6.125% Notes that were outstanding on May 28, 2021, pursuant to the terms of the indenture of the 6.125% Notes. On May 28, 2021, the Company redeemed 100% of the remaining outstanding 6.125% Notes at par. In connection therewith, the Company recorded a loss on debt retirement of $396 which included unamortized debt issuance costs. The debt repayment and related loss on debt retirement is included in the results of operations and cash flows of continuing operations.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2022 and thereafter are as follows: 2022—$0; 2023—$0; 2024—$1,339,000; 2025—$0; 2026—$600,000 and $1,116,305 thereafter.

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

The following table is a summary of the Company’s components of net lease cost for the thirteen week periods ended May 29, 2021 and May 30, 2020:

	Thirteen Week Period Ended
	May 29, 2021	May 30, 2020
Operating lease cost	$169,494	$161,866
Financing lease cost:
Amortization of right-of-use asset	1,011	1,131
Interest on long-term finance lease liabilities	568	689
Total finance lease costs	$1,579	$1,820
Short-term lease costs	1,099	153
Variable lease costs	46,038	42,448
Less: sublease income	(3,343)	(4,132)
Net lease cost	$214,867	$202,155

Supplemental cash flow information related to leases for the thirteen week periods ended May 29, 2021 and May 30, 2020:

	Thirteen Week Period Ended
	May 29, 2021	May 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$176,591	$170,370
Operating cash flows paid for interest portion of finance leases	568	689
Financing cash flows paid for principal portion of finance leases	1,111	1,243
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	76,314	107,913
Finance leases	—	—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Supplemental balance sheet information related to leases as of May 29, 2021 and February 27, 2021 (in thousands, except lease term and discount rate):

	May 29,	February 27,
	2021	2021
Operating leases:
Operating lease right-of-use asset	$3,013,577	$3,064,077

Short-term operating lease liabilities	$517,602	$516,752
Long-term operating lease liabilities	2,771,797	2,829,293
Total operating lease liabilities	$3,289,399	$3,346,045

Finance leases:
Property, plant and equipment, net	$16,506	$16,074

Current maturities of long-term debt and lease financing obligations	$7,261	$6,409
Lease financing obligations, less current maturities	16,162	16,711
Total finance lease liabilities	$23,423	$23,120
Weighted average remaining lease term
Operating leases	7.8	7.9
Finance leases	8.4	8.9

Weighted average discount rate
Operating leases	6.0%	6.0%
Finance leases	10.1%	9.8%

The following table summarizes the maturity of lease liabilities under finance and operating leases as of May 29, 2021:

	May 29, 2021
	Finance	Operating
Fiscal year	Leases	Leases (1)	Total
2022(remaining thirty-nine weeks)	$7,868	$522,553	$530,421
2023	4,953	660,310	665,263
2024	3,390	599,834	603,224
2025	3,149	502,915	506,064
2026	2,367	410,090	412,457
Thereafter	13,548	1,441,967	1,455,515
Total lease payments	35,275	4,137,669	4,172,944
Less: imputed interest	(11,852)	(848,270)	(860,122)
Total lease liabilities	$23,423	$3,289,399	$3,312,822
(1)	– Future operating lease payments have not been reduced by minimum sublease rentals of $39 million due in the future under noncancelable leases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

During the thirteen week period ended May 29, 2021, the Company sold two owned and operating stores to independent third parties. Net proceeds from the sales were $7,456 for the thirteen week period ended May 29, 2021. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over a minimum lease term of 15 years. The Company accounted for these leases as operating lease right-of-use assets and corresponding operating lease liabilities in accordance with the Lease Standard. The transaction resulted in a gain of $3,688 which is included in the gain on sale of assets, net for the thirteen week period ended May 29, 2021. During the thirteen week period ended May 30, 2020, the Company did not enter into any sale-leaseback transactions. The Company has additional capacity under its outstanding debt agreements to enter into additional sale-leaseback transactions.

14. Retirement Plans

Net periodic pension expense for the thirteen week periods ended May 29, 2021 and May 30, 2020, for the Company’s defined benefit plan includes the following components:

	Defined Benefit
	Pension Plan
	Thirteen Week Period Ended
	May 29,	May 30,
	2021	2020
Service cost	$128	$144
Interest cost	1,232	1,199
Expected return on plan assets	(1,313)	(1,177)
Amortization of unrecognized net loss	123	911
Net periodic pension expense	$170	$1,077

During the thirteen week period ended May 29, 2021 the Company contributed $805 to the Defined Benefit Pension Plan. During the remainder of fiscal 2022, the Company expects to contribute $3,040 to the Defined Benefit Pension Plan.

15. Segment Reporting

The Company has two reportable segments, its retail drug stores (“Retail Pharmacy”), and its pharmacy services (“Pharmacy Services”) segments.

The Retail Pharmacy segment’s primary business is the sale of prescription drugs and related consultation to its customers. Additionally, the Retail Pharmacy segment sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line. The Pharmacy Services segment offers a full range of pharmacy benefit management services including plan design and administration, formulary management and claims processing. Additionally, the Pharmacy Services segment offers specialty and mail order services, and drug benefits to eligible beneficiaries under the federal government’s Medicare Part D program.

The Company’s chief operating decision makers are its Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, (collectively the “CODM”). The CODM has ultimate responsibility for enterprise decisions. The CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy and Pharmacy Services segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. The CODM relies on internal management reporting that analyzes enterprise results on certain key performance indicators, namely, revenues, gross profit, and Adjusted EBITDA.

The following is balance sheet information for the Company’s reportable segments:

	Retail	Pharmacy
	Pharmacy	Services	Eliminations(1)	Consolidated
May 29, 2021:
Total Assets	$6,561,475	$2,803,665	$(13,694)	$9,351,446
Goodwill	43,492	1,064,644	—	1,108,136
February 27, 2021:
Total Assets	$6,613,370	$2,736,546	$(14,512)	$9,335,404
Goodwill	43,492	1,064,644	—	1,108,136
(1)	As of May 29, 2021 and February 27, 2021, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $0 against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $13,694 and $14,512, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the thirteen week periods ended May 29, 2021 and May 30, 2020:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
May 29, 2021:
Revenues	$4,351,682	$1,872,282	$(62,979)	$6,160,985
Gross Profit	1,169,934	114,941	—	1,284,875
Adjusted EBITDA(2)	94,914	43,963	—	138,877
Additions to property and equipment and intangible assets	60,893	3,707	—	64,600
May 30, 2020:
Revenues	$4,123,271	$1,977,246	$(73,141)	$6,027,376
Gross Profit	1,081,536	116,783	—	1,198,319
Adjusted EBITDA(2)	62,982	44,410	—	107,392
Additions to property and equipment and intangible assets	36,607	2,567	—	39,174
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

(2)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” in MD&A for additional details.

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the thirteen week periods ended May 29, 2021 and May 30, 2020:

	May 29,	May 30,
	2021	2020
	(13 weeks)	(13 weeks)
Net loss from continuing operations	$(13,057)	$(72,702)
Interest expense	49,121	50,547
Income tax expense (benefit)	780	(8,018)
Depreciation and amortization	75,859	79,103
LIFO credit	(3,993)	(12,066)
Facility exit and impairment charges	8,831	3,753
Intangible asset impairment charges	—	29,852
Loss on debt retirements, net	396	—
Merger and Acquisition-related costs	3,886	—
Stock-based compensation expense	2,811	1,874
Restructuring-related costs	5,932	35,735
Inventory write-downs related to store closings	472	834
Litigation settlements	14,000	—
Gain on sale of assets, net	(6,558)	(2,260)
Other	397	740
Adjusted EBITDA from continuing operations	$138,877	$107,392

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

None of the Company’s accruals for outstanding legal matters or regulatory proceedings are currently material, individually or in the aggregate, to the Company’s consolidated financial position. However, during the course of any proceeding, developments may result in the creation or an increase of an accrual that could be material. Additionally, unfavorable or unexpected outcomes in outstanding legal matters or regulatory proceedings could exceed any accrual and impact the Company’s financial position. Further, even if the Company is successful in its legal proceedings, the Company may incur significant costs and expenses defending itself or others that it is required to indemnify, and such costs and expenses may not be subject to or exceed reimbursement pursuant to any applicable insurance.

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

California Employment Litigation.

The Company is currently a defendant in several lawsuits filed in courts in California that contain allegations regarding violations of the California Business and Professions Code, various California employment laws and regulations, industry wage orders, wage-and-hour laws, rules and regulations pertaining primarily to failure to pay overtime, failure to pay premiums for missed meals and rest periods, failure to provide accurate wage statements, and failure to reimburse business expenses (the “California Cases”). Some of the California Cases purport or may be determined to be class actions or representative actions under the California Private Attorneys General Act and seek substantial damages and penalties. These single-plaintiff and multi-plaintiff California Cases in the aggregate, seek substantial damages. In June 2021, the Company agreed to settle two of the California Cases in which the plaintiffs brought class-based claims alleging that they and all other similarly-situated associates were not paid for time waiting for their bags to be checked. One set of cases involving store associates was settled for $9,000, while the other involving distribution center associates was settled for $1,750. As class actions, both settlements must be approved by the court. The Company believes that it has meritorious defenses in the California Cases. The Company has aggressively defended itself and challenged the merits of the lawsuits and, where applicable, allegations that the lawsuits should be certified as class or representative actions.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

respective complaints in January 2018, the hearing was held on March 23, 2018. On September 5, 2018, the court issued an order denying the motion to dismiss. No trial date has been set.

Controlled Substances Litigation, Audits and Investigations

The Company, along with various other defendants, is named in multiple opioid-related lawsuits filed by counties, cities, municipalities, Native American tribes, hospitals, third-party payers, and others across the United States. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated and transferred more than a thousand federal opioid-related lawsuits that name the Company as a defendant to the multi-district litigation (“MDL”) pending in the United States District Court for the Northern District of Ohio under In re National Prescription Opiate Litigation (Case No. 17-MD-2804). A significant number of similar cases that are not part of the MDL and name the Company as a defendant are also pending in state courts. The plaintiffs in these opioid-related lawsuits generally allege claims that include public nuisance and negligence theories of liability resulting from the impacts of widespread opioid abuse against defendants along the pharmaceutical supply chain, including manufacturers, wholesale distributors, and retail pharmacies. At this stage of the proceedings, the Company is not able to predict the outcome of the opioid-related lawsuits or estimate a potential range of loss regarding the lawsuits, and is defending itself against all relevant claims. From time to time, some of these cases may be settled, dismissed or otherwise terminated, and additional such cases may be filed.

The Company also has received warrants, subpoenas, CIDs, and other requests for documents and information from, and is being investigated by, the federal and state governments regarding opioids and other controlled substances. The Company has been cooperating with and responding to these investigatory inquiries.

In April 2019, the Company initiated a coverage action styled Rite Aid Corporation et al. v. ACE American Ins. Co. et al. Through this action, the Company is seeking the recovery of defense costs and future settlement and/or judgment costs for the opioid-related lawsuits. The action seeks declaratory relief with respect to the obligations of the insurers under all of the policies at issue in the action and asserts claims for breach of contract and statutory remedies against an insurer. While the Company prevailed on a partial summary judgment motion that this insurer has a past and continuing duty to reimburse defense costs for the suits in excess of a satisfied $3,000 retention, that insurer has appealed the ruling and has refused to reimburse the Company for any of its defense costs. The briefing on the insurer’s appeal has been submitted. The Delaware Supreme Court has not yet set a date of oral argument or alternatively a date for disposition without argument.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 29, 2021 and May 30, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

17. Supplementary Cash Flow Data

	Thirteen Week Period Ended
	May 29, 2021	May 30, 2020
Cash paid for interest(a)	$12,813	$12,843
Cash payments for income taxes, net(a)	$556	$2,100
Equipment financed under capital leases	$1,585	$335
Gross borrowings from revolver(a)	$1,546,000	$2,139,000
Gross repayments to revolver(a)	$1,507,000	$1,897,000
(a)	— Amounts are presented on a total company basis.

A significant component of cash provided by Other Liabilities of $34,559 for the thirteen week period ended May 29, 2021 includes cash provided from an increase in accrued interest of $33,211.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Overview

We are a healthcare company with a retail footprint, providing our customers and communities with a high level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our Pharmacy Services segment. We accomplish our goal of delivering comprehensive care to our customers through our retail drugstores and our PBM, Elixir. We also offer fully integrated mail-order and specialty pharmacy services through Elixir Pharmacy. Additionally, through Elixir Insurance (“EI”), Elixir also serves one of the fastest-growing demographics in healthcare: seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide value and choice to customers, patients and payors and allows us to compete in today's evolving healthcare marketplace.

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

Pharmacy Services Segment

Our Pharmacy Services segment provides a fully integrated suite of PBM offerings including technology solutions, mail delivery services, specialty pharmacy, network and rebate administration, claims adjudication and pharmacy discount programs. Elixir also provides prescription discount programs and Medicare Part D insurance offerings for individuals and groups. Elixir provides services to various clients across its different lines of business, including major health plans, commercial employers, labor groups and state and local governments, representing approximately 3.2 million covered lives, including approximately 1 million covered lives through our Medicare Part D insurance offerings. Elixir continues to focus its efforts and offerings to its target market of small to mid-market employers, labor unions and regional health plans, including provider-led health plans and government sponsored Medicaid and Medicare plans.

Restructuring

Beginning in Fiscal 2019, we initiated a series of restructuring plans designed to reorganize our executive management team, reduce managerial layers, and consolidate roles. In March 2020, we announced the details of our RxEvolution strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in our front-end offering to free up working capital and update our merchandise assortment, assessing our pricing and promotional strategy, rebranding our retail pharmacy and pharmacy services business, launching our Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services segment both within the segment and across Rite Aid. Other strategic initiatives include the expansion of our digital business, movement to a common client platform at Elixir and investments in talent in sales and underwriting at Elixir.

These and future restructuring activities are expected to provide future growth and expense efficiency benefits. There can be no assurance that our current and future restructuring charges will achieve the cost savings and remerchandising benefits in the amounts or time anticipated.

Asset Sale to WBA

On September 18, 2017, we entered into the Amended and Restated Asset Purchase Agreement with Walgreens Boots Alliance, Inc. (“WBA”) and Walgreen Co., an Illinois corporation and 100% owned subsidiary of WBA (“Buyer”), in which the Buyer purchased from Rite Aid 1,932 stores, three distribution centers, related inventory and other specified assets and liabilities for a total purchase price of $4,375,000, on a cash-free, debt-free basis.

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

In connection with the asset sale, we agreed to provide transition services to Buyer. Under the terms of the Transition Services Agreement (“TSA”), we provided various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. In connection with these services, we purchased the related inventory and incurred cash payments for the selling, general and administrative activities, which, we billed on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen week periods ended May 29, 2021 and May 30, 2020 were $0 and $31,005, respectively, of which $0 and $4,398 is included in Accounts receivable, net. We recorded WBA TSA fees of $0 and $1,080 during the thirteen week periods ended May 29, 2021 and May 30, 2020, respectively, which are reflected as a reduction to selling, general and administrative expenses. In conjunction with the transfer of the final distribution center during the quarter ended May 30, 2020, we have substantially completed our obligations under the TSA.

Based on its magnitude and because we exited certain markets, the Sale represented a significant strategic shift that had a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale as required by GAAP.

Overview of Financial Results from Continuing Operations

Our net loss from continuing operations for the thirteen week period ended May 29, 2021 was $13.1 million or $0.24 per basic and diluted share compared to a net loss of $72.7 million or $1.36 per basic and diluted share for the thirteen week period ended May 30, 2020. The improvement in net loss for the thirteen week period ended May 29, 2021 was due primarily to improved operating results in the Retail Pharmacy segment, higher intangible asset impairment charges in the prior year first quarter, and lower restructuring-related costs as a result of last year’s rebranding initiatives. These benefits were partially offset by litigation settlements in the current quarter, a lower LIFO credit, and an increase in income tax expense.

Our Adjusted EBITDA from continuing operations for the thirteen week period ended May 29, 2021 was $138.9 million or 2.3% of revenues, compared to $107.4 million or 1.8% of revenues, for the thirteen week period ended May 30, 2020. The improvement in Adjusted EBITDA for the thirteen week period ended May 29, 2021 was due to an increase in Adjusted EBITDA in the Retail Pharmacy segment. Adjusted EBITDA increased $31.9 million in the Retail Pharmacy segment due primarily to an increase in gross profit resulting from higher pharmacy same store sales, partially offset by pharmacy reimbursement rate pressures that were not fully offset by generic drug cost reductions and a decline in front end gross profit as we cycled the impact of the prior year’s COVID-19 buying surge. Adjusted EBITDA in the Pharmacy Services segment was flat to the prior year. Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations-Continuing Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 29,	May 30,
	2021	2020

	(dollars in thousands except per share amounts)
Revenues(a)	$6,160,985	$6,027,376
Revenue growth	2.2%	12.2%
Net loss	$(13,057)	$(72,702)
Net loss per diluted share	$(0.24)	$(1.36)
Adjusted EBITDA(b)	$138,877	$107,392
Adjusted Net Income (Loss) (b)	$20,934	$(2,011)
Adjusted Net Income (Loss) per Diluted Share(b)	$0.38	$(0.04)
(a)	Revenues for the thirteen week periods ended May 29, 2021 and May 30, 2020 exclude $62,979 and $73,141, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 2.2% for the thirteen weeks ended May 29, 2021, compared to an increase of 12.2% for the thirteen weeks ended May 30, 2020. Revenues for the thirteen week period ended May 29, 2021 were positively impacted by a $228.4 million increase in Retail Pharmacy segment revenues, partially offset by a $105.0 million decrease in Pharmacy Services segment revenues.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended
	May 29,	May 30,
	2021	2020

	(dollars in thousands)
Cost of revenues(a)	$4,876,110	$4,829,057
Gross profit	1,284,875	1,198,319
Gross margin	20.9%	19.9%
Selling, general and administrative expenses	$1,245,362	$1,197,147
Selling, general and administrative expenses as a percentage of revenues	20.2%	19.9%
Facility exit and impairment charges	8,831	3,753
Intangible asset impairment charges	—	29,852
Interest expense	49,121	50,547
Loss on debt retirements, net	396	—
Gain on sale of assets, net	(6,558)	(2,260)
(a)	Cost of revenues for the thirteen week periods ended May 29, 2021 and May 30, 2020 exclude $62,979 and $73,141, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit increased by $86.6 million for the thirteen week period ended May 29, 2021 compared to the thirteen week period ended May 30, 2020. Gross profit for the thirteen week period ended May 29, 2021 includes an increase of $88.4 million in our Retail Pharmacy segment, partially offset by a decrease of $1.8 million in our Pharmacy Services segment. Gross margin was 20.9% for the thirteen week period ended May 29, 2021 compared to 19.9% for the thirteen week period ended May 30, 2020. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A increased by $48.2 million for the thirteen week period ended May 29, 2021, compared to the thirteen week period ended May 30, 2020. The increase in SG&A for the thirteen week period ended May 29, 2021 includes an increase of $47.1 million relating to our Retail Pharmacy segment and an increase of $1.2 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week
	Period Ended
	May 29,	May 30,
	2021	2020
Impairment charges	$4,313	$2,203
Facility exit charges	4,518	1,550
	$8,831	$3,753

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Lease Termination and Impairment Charges” included in our Fiscal 2021 10-K for a detailed description of our impairment and lease termination methodology for fiscal 2021.

Interest Expense

Interest expense was $49.1 million for the thirteen week period ended May 29, 2021, compared to $50.5 million for the thirteen week period ended May 30, 2020. The weighted average interest rate on our indebtedness for the thirteen week periods ended May 29, 2021 and May 30, 2020 was 5.3% and 4.9%, respectively.

Income Taxes

We recorded an income tax expense from continuing operations of $0.8 million and an income tax benefit from continuing operations of $8.0 million for the thirteen week periods ended May 29, 2021 and May 30, 2020, respectively. The effective tax rate for the thirteen week periods ended May 29, 2021 and May 30, 2020 was (6.4)% and 9.9%, respectively. The effective tax rate for the thirteen week periods ended May 29, 2021 and May 30, 2020 was net of an adjustment of (18.5)% and (10.6)%, respectively, to adjust the valuation allowance against deferred tax assets.

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

We believe that it is reasonably possible that a decrease of up to $11.9 million in unrecognized tax benefits related to state exposures may be necessary in the next twelve months however management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $1,660.5 million and $1,657.6 million, which relates to federal and state deferred tax assets that may not be realized based on our future projections of taxable income at May 29, 2021 and February 27, 2021, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
May 29, 2021:
Revenues	$4,351,682	$1,872,282	$(62,979)	$6,160,985
Gross Profit	1,169,934	114,941	—	1,284,875
Adjusted EBITDA(*)	94,914	43,963	—	138,877
May 30, 2020:
Revenues	$4,123,271	$1,977,246	$(73,141)	$6,027,376
Gross Profit	1,081,536	116,783	—	1,198,319
Adjusted EBITDA(*)	62,982	44,410	—	107,392
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 29,	May 30,
	2021	2020

	(dollars in thousands)
Revenues	$4,351,682	$4,123,271
Revenue growth	5.5%	6.7%
Same store sales growth	1.4%	6.6%
Pharmacy sales growth	14.1%	2.4%
Same store prescription count growth, adjusted to 30-day equivalents	11.2%	0.4%
Same store pharmacy sales growth	8.2%	2.2%
Pharmacy sales as a % of total retail sales	68.9%	64.2%
Front-end sales (decline) growth	(9.8)%	15.8%
Same store front-end sales (decline) growth	(12.0)%	14.2%
Front-end sales as a % of total retail sales	31.1%	35.8%
Adjusted EBITDA(*)	$94,914	$62,982
Store data:
Total stores (beginning of period)	2,510	2,461
New stores	1	—
Store acquisitions	—	—
Closed stores	(5)	(4)
Total stores (end of period)	2,506	2,457
Relocated stores	—	—
Remodeled and expanded stores	6	1

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 5.5% for the thirteen weeks ended May 29, 2021 compared to an increase of 6.7% for the thirteen weeks ended May 30, 2020. The increase in revenues for the thirteen week period ended May 29, 2021 was primarily a result of an increase in same store sales and incremental sales from our recently acquired Bartell stores.

Pharmacy same store sales increased by 8.2% for the thirteen week period ended May 29, 2021 compared to an increase of 2.2% in the thirteen week period ended May 30, 2020. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 11.2% for the thirteen week period ended May 29, 2021 driven primarily by our COVID-19 vaccination program and increases in other acute and maintenance prescriptions.

Front-end same store sales decreased 12.0% during the thirteen week period ended May 29, 2021 compared to an increase of 14.2% during the thirteen week period ended May 30, 2020. Front-end same store sales, excluding cigarettes and tobacco products, decreased 11.5%, driven by decreases in general cleaning products, sanitizers, wipes, paper products, liquor, and over-the-counter products resulting from the pandemic driven surge in the prior year quarter.

We include in same store sales all stores that have been open at least one year. Relocated and acquired stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended
	May 29,	May 30,
	2021	2020

	(dollars in thousands)
Cost of revenues	$3,181,748	$3,041,735
Gross profit	1,169,934	1,081,536
Gross margin	26.9%	26.2%
FIFO gross profit(*)	1,165,941	1,069,470
FIFO gross margin(*)	26.8%	25.9%
Selling, general and administrative expenses	1,156,039	1,108,976
Selling, general and administrative expenses as a percentage of revenues	26.6%	26.9%

(*)  See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit increased $88.4 million for the thirteen week period ended May 29, 2021 compared to the thirteen week period ended May 30, 2020. The increase in gross profit was driven by higher pharmacy same stores sales in the current year, incremental gross profit from our recently acquired Bartell stores, and cycling a prior year restructuring charge of $25.8 million related to exiting product lines as part of our rebranding initiatives. These increases were partially offset by pharmacy reimbursement rate pressures that were not fully offset by generic drug cost reductions and a decline in front end gross profit as we cycled the impact of the prior year’s COVID-19 buying surge.

Gross margin was 26.9% of sales for the thirteen week period ended May 29, 2021 compared to 26.2% of sales for the thirteen week period ended May 30, 2020. The improvement in gross margin as a percentage of revenues is due primarily to higher gross margin associated with COVID-19 vaccines and the cycling of the prior year restructuring charge and markdowns related to the prior year’s COVID-19 buying surge. These improvements are partially offset by continued pharmacy reimbursement rate pressures that were not fully offset by generic drug cost reductions.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO credits were $4.0 million for the thirteen week period ended May 29, 2021, respectively, compared to LIFO credits of $12.1 million for the thirteen week period ended May 30, 2020. The LIFO credit in the thirteen week period ended May 29, 2021 was mostly due to the planned reduction in front-end inventory, partially offset by higher anticipated front-end inflation in fiscal 2022.

Selling, General and Administrative Expenses

SG&A expenses increased $47.1 million for the thirteen week period ended May 29, 2021 due primarily to incremental costs from our recently acquired Bartell stores, costs incurred to support our COVID-19 vaccination program and litigation settlements, partially offset by labor savings due to the cycling of the prior year’s Hero Pay and Hero Bonus programs and the COVID-19 buying surge. SG&A expenses as a percentage of revenues for the thirteen week period ended May 29, 2021 was 26.6% compared to 26.9% for the thirteen week period ended May 30, 2020 due primarily to the increase in revenues.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 29,	May 30,
	2021	2020

	(dollars in thousands)
Revenues	$1,872,282	$1,977,246
Revenue growth	(5.3)%	26.2%
Adjusted EBITDA(*)	$43,963	$44,410

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased $105.0 million for the thirteen week period ended May 29, 2021 compared to the thirteen week period ended May 30, 2020. The decrease in revenues was primarily the result of a decrease in lives stemming from the loss of a large customer account and a decrease in Medicare Part D membership.

Costs and Expenses

	Thirteen Week Period Ended
	May 29,	May 30,
	2021	2020

	(dollars in thousands)
Cost of revenues	$1,757,341	$1,860,463
Gross profit	114,941	116,783
Gross margin	6.1%	5.9%
Selling, general and administrative expenses	89,323	88,171
Selling, general and administrative expenses as a percentage of revenues	4.8%	4.5%

Gross Profit and Cost of Revenues

Gross profit decreased $1.8 million for the thirteen week period ended May 29, 2021 compared to the thirteen week period ended May 30, 2020. The decrease in gross profit is primarily due to the reduction in covered lives in our commercial business and the decrease in our Medicare Part D membership, partially offset by improvements in our discount card business and good network management.

Gross margin was 6.1% of sales for the thirteen week period ended May 29, 2021 compared to 5.9% of sales for the thirteen week period ended May 30, 2020. The improvement in gross margin is due primarily to improvements in our discount card business and good network management, partially offset by an increase in the medical loss ratio tied to our Medicare Part D business.

Selling, General and Administrative Expenses

SG&A expenses increased $1.1 million for the thirteen week period ended May 29, 2021 compared to the thirteen week period ended May 30, 2020 due primarily to increased restructuring charges and higher discount card program costs, partially offset by further consolidation of administrative functions. SG&A expenses as a percentage of revenue was 4.8% for the thirteen week period ended May 29, 2021 compared to 4.5% for the thirteen week period ended May 30, 2020. The increase in the thirteen week period selling, general and administrative expenses as a percentage of revenues is due primarily to the decrease in revenues relating to the loss of lives from a large customer account and the decrease in Medicare Part D membership.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our revolving credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of May 29, 2021 was $1,690.2 million, which consisted of revolver borrowing capacity of $1,689.0 million and invested cash of $1.2 million.

Credit Facilities

On December 20, 2018, we entered into a senior secured credit agreement (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Credit Agreement”), consisting of a $2.7 billion senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a $450.0 million “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan,” and together with the Senior Secured Revolving Credit Facility, collectively, the “Existing Facilities”). We used proceeds from the Existing Facilities to refinance our prior $2.7 billion existing credit agreement (the “Old Facility”). The Existing Facilities extend our debt maturity profile and provide additional liquidity. Borrowings under the Senior Secured Revolving Credit Facility bear interest at a rate per annum between LIBOR plus 1.25% and LIBOR plus 1.75% based upon the Average ABL Availability (as defined in the Credit Agreement).  Borrowings under the Senior Secured Term Loan bear interest at a rate per annum of LIBOR plus 3.00%.  We are required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Senior Secured Revolving Credit Facility, depending on Average ABL Availability.  The Existing Facilities mature on December 20, 2023.

Our borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At May 29, 2021, we had approximately $1,339.0 million of borrowings outstanding under the Existing Facilities and had letters of credit outstanding against the Senior Secured Revolving Credit Facility of approximately $122.0 million, which resulted in additional borrowing capacity under the Senior Secured Revolving Credit Facility of $1,689.0 million. If at any time the total credit exposure outstanding under the Existing Facilities and the principal amount of our other senior obligations exceed the borrowing base, we will be required to make certain other mandatory prepayments to eliminate such shortfall.

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

The Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200.0 million or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of May 29, 2021, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the Credit Agreement’s financial covenant. The Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

The indentures that govern our guaranteed unsecured notes and our guaranteed secured notes contain restrictions on the amount of additional secured and unsecured debt that we may incur. As of May 29, 2021, we had the ability to (i) draw the full amount under our revolving credit facility, or (ii) incur additional secured debt. In addition, we have the ability to enter into certain sale and leaseback transactions.  The ability to issue additional unsecured debt under the indenture is generally governed by an interest coverage ratio test. As of May 29, 2021, we had the ability to issue additional secured and unsecured debt under the indentures governing our unguaranteed unsecured notes.

Guarantor Summarized Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q, have guaranteed our obligations under the 6.125% Notes and the 7.500% Notes (collectively, the "Guaranteed Notes"). As discussed in Note 12 to the condensed consolidated financial statements, the Guaranteed Notes were issued by us, as the parent company, and are guaranteed by substantially all of the parent company’s consolidated subsidiaries (the “guarantors” or “Subsidiary Guarantors”) except for EI (the “non-guarantor”). The parent company and guarantors are referred to as the “obligor group”. The Subsidiary Guarantors fully and unconditionally and jointly and severally guarantee the Guaranteed Notes. The 6.125% Notes and the obligations under the related guarantees are unsecured. The 7.500% Notes and the obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and other collateral to the extent it does not constitute ABL priority collateral (as defined below), and (ii) a second-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivables, payment intangibles, inventory, prescription files (including eligible script lists) and, intellectual property (prior to the repayment of the Senior Secured Term Loan) (collectively, the “ABL priority collateral”), which, in each case, also secure the Existing Facilities.

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

	May 29,	February 27,
In millions	2021	2021
Due from EI	$241.0	$96.1
Other current assets	3,373.7	3,431.8
Total current assets	$3,614.7	$3,527.9

Operating lease right-of-use assets	$3,013.6	$3,064.1
Goodwill	1,108.1	1,108.1
Other noncurrent assets	1,577.2	1,604.2
Total noncurrent assets	$5,698.9	$5,776.4

Due to EI	$—	$—
Other current liabilities	2,709.6	2,579.9
Total current liabilities	$2,709.6	$2,579.9

Long-term debt less current maturities	$3,014.5	$3,063.1
Long-term operating lease liabilities	2,771.8	2,829.3
Other noncurrent liabilities	213.7	216.9
Total noncurrent liabilities	$6,000.0	$6,109.3

Thirteen Week Period Ended
In millions	May 29, 2021
Revenues (a)	$6,019.0
Cost of revenues (b)	4,736.1
Gross profit	1,282.9

Net loss from continuing operations	(8.6)
Net income from discontinued operations	—
Net loss	$(8.6)

Net loss attributable to Rite Aid	$(13.1)
(a)	Includes $22.2 million of revenues generated from the non-guarantor for the thirteen week period ended May 29, 2021.
(b)	Includes $22.2 million of cost of revenues incurred in transactions with the non-guarantor for the thirteen week period ended May 29, 2021.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash provided by operating activities was $13.9 million compared to cash used in operating activities of $118.3 million for the thirteen week periods ended May 29, 2021 and May 30, 2020, respectively. Operating cash flow was positively impacted by the timing of payments to Elixir’s pharmacy network, a reduction of manufacturer rebates receivables, increases in operating expense accruals and inventory reductions. These are partially offset by growth in our CMS receivable and higher receivables from third-party payors mostly due to our COVID-19 vaccination program.

Cash used in investing activities was $54.7 million and $36.4 million for the thirteen week periods ended May 29, 2021 and May 30, 2020, respectively. Cash used for the purchase of property, plant, and equipment was higher than the prior year due to signage costs associated with our store rebranding activities in the current year. During the thirteen week period ended May 29, 2021, we remodeled six stores, spent $5.4 million on prescription file purchases and received proceeds of $7.5 million from sale-leaseback transactions.

Cash flow used in financing activities was $1.6 million compared to cash provided by financing activities $212.7 million for the thirteen week periods ended May 29, 2021 and May 30, 2020, respectively. Cash used in financing activities for the thirteen weeks ended May 29, 2021 reflects the repayment of our 6.125% Notes, partially offset by net revolver borrowings and the change in our zero balance accounts due to timing of payments.

Capital Expenditures

During the thirteen week periods ended May 29, 2021 and May 30, 2020 capital expenditures were as follows:

	Thirteen Week Period Ended
	May 29,	May 30,
	2021	2020

New store construction, store relocation and store remodel projects	$33,294	$6,732
Technology enhancements, improvements to distribution centers and other corporate requirements	25,870	21,727
Purchase of prescription files from other retail pharmacies	5,436	10,715
Total capital expenditures	$64,600	$39,174

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

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Critical Accounting Policies and Estimates” included in our Fiscal 2021 10-K, which we filed with the SEC on April 27, 2021.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” included in our Fiscal 2021 10-K.

Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), charges or credits for facility closing and impairment, goodwill and intangible asset impairment charges, inventory write-downs related to store closings, gains or losses on debt modifications and retirements, and other items (including stock-based compensation expense, merger and acquisition-related costs, non-recurring litigation settlements, severance, restructuring-related costs and costs related to facility closures and gain or loss on sale of assets). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors. In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the thirteen week periods ended May 29, 2021 and May 30, 2020:

	Thirteen Week Period Ended
	May 29,	May 30,
	2021	2020

	(dollars in thousands)
Net loss from continuing operations	$(13,057)	$(72,702)
Interest expense	49,121	50,547
Income tax expense (benefit)	780	(8,018)
Depreciation and amortization	75,859	79,103
LIFO credit	(3,993)	(12,066)
Facility exit and impairment charges	8,831	3,753
Intangible asset impairment charges	—	29,852
Loss on debt retirements, net	396	—
Merger and Acquisition‑related costs	3,886	—
Stock-based compensation expense	2,811	1,874
Restructuring-related costs	5,932	35,735
Inventory write-downs related to store closings	472	834
Litigation settlements	14,000	—
Gain on sale of assets, net	(6,558)	(2,260)
Other	397	740
Adjusted EBITDA from continuing operations	$138,877	$107,392

The following is a reconciliation of our net income (loss) from continuing operations to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share for the thirteen week periods ended May 29, 2021 and May 30, 2020. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, non-recurring litigation settlements, gains or losses on debt modifications and retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, and restructuring-related costs. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods.

	Thirteen Week Period Ended
	May 29,	May 30,
	2021	2020

	(dollars in thousands)
Net loss	$(13,057)	$(72,702)
Add back - Income tax expense (benefit)	780	(8,018)
Loss before income taxes	(12,277)	(80,720)
Adjustments:
Amortization expense	20,460	24,420
LIFO credit	(3,993)	(12,066)
Intangible asset impairment charges	—	29,852
Loss on debt retirements, net	396	—
Merger and Acquisition‑related costs	3,886	—
Restructuring-related costs	5,932	35,735
Litigation settlements	14,000	—
Adjusted income (loss) before income taxes	28,404	(2,779)
Adjusted income tax expense (benefit) (a)	7,470	(768)
Adjusted net income (loss)	$20,934	$(2,011)
Net loss per diluted share	$(0.24)	$(1.36)
Adjusted net income (loss) per diluted share	$0.38	$(0.04)

(a)	The fiscal year 2022 and 2021 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL’s, state credits and valuation allowance, was used for the thirteen weeks ended May 29, 2021 and May 30, 2020, respectively.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of May 29, 2021.

								Fair Value at
	2022	2023	2024	2025	2026	Thereafter	Total	May 29, 2021

	(Dollars in thousands)
Long-term debt, including current portion, excluding financing lease obligations
Fixed Rate	$—	$—	$—	$—	$600,000	$1,116,305	$1,716,305	$1,761,602
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	7.50%	7.91%	7.76%
Variable Rate	$—	$—	$1,339,000	$—	$—	$—	$1,339,000	$1,339,000
Average Interest Rate	0.00%	0.00%	2.17%	0.00%	0.00%	0.00%	2.17%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of May 29, 2021, our annual interest expense would change by approximately $13.4 million.

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

ITEM 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I — Item 1A. Risk Factors” in our Fiscal 2021 10-K, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of common stock during the first quarter of fiscal 2022.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced	Purchased under the
Fiscal period:	Repurchased	Per Share	Plans or Programs	Plans or Programs
February 28, 2021 to March 27, 2021	—	$—	—	—
March 28 to April 24, 2021	1	$21.36	—	—
April 25 to May 29, 2021	1	$19.09	—	—

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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.12	Amendment to Employment Agreement by and between Rite Aid Corporation and Jocelyn Z. Konrad, dated as of March 12, 2019	Exhibit 10.32 to Form 10-Q, filed on July 11, 2019
10.13	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.14	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019	Exhibit 10.34 to Form 10-Q, filed on July 11, 2019
10.15	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017	Exhibit 10.35 to Form 10-Q, filed on July 11, 2019

Exhibit Numbers	Description	Incorporation By Reference To
10.16	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016	Exhibit 10.36 to Form 10-Q, filed on July 11, 2019
10.17	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001	Exhibit 10.37 to Form 10-Q, filed on July 11, 2019
10.18	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019*	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.19	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019**	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.20	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019	Exhibit 10.2 to Form 8-K, filed on August 12, 2019
10.21	Employment Agreement dated October 2, 2019 by and between Rite Aid Corporation and James Peters	Exhibit 10.1 to Form 8-K, filed on October 2, 2019
10.22	Employment Agreement by and between Rite Aid Corporation and James J. Comitale, dated as of October 26, 2015	Exhibit 10.41 to Form 10-K filed on April 27, 2020
10.23	Amendment to Employment Agreement by and between James J. Comitale, dated November 6, 2019	Exhibit 10.42 to Form 10-K filed on April 27, 2020
10.24	Employment Agreement by and between Rite Aid Corporation and Jessica Kazmaier, dated as of March 12, 2019	Exhibit 10.43 to Form 10-K filed on April 27, 2020
10.25	Amendment to Employment Agreement by and between Jessica Kazmaier, dated November 6, 2019	Exhibit 10.44 to Form 10-K filed on April 27, 2020
10.26	Employment Agreement by and between Justin Mennen, dated as of December 7, 2018	Exhibit 10.45 to Form 10-K filed on April 27, 2020
10.27	Amendment to Employment Agreement by and between Justin Mennen, dated November 6, 2019	Exhibit 10.46 to Form 10-K filed on April 27, 2020
10.28	Employment Agreement by and between Rite Aid Corporation and Andre Persaud, dated as of January 28, 2020	Exhibit 10.47 to Form 10-K filed on April 27, 2020
10.29	Employment Agreement by and between RxOptions, LLC and Dan Robson, dated as of December 12, 2019	Exhibit 10.48 to Form 10-K filed on April 27, 2020
10.30	Separation Agreement by and between Rite Aid Corporation and James C. Comitale, as of May 21, 2020	Exhibit 10.45 to Form 10-Q filed on July 2, 2020
10.31	Employment Agreement by and between Rite Aid Corporation and Paul D. Gilbert, as of July 29, 2020	Exhibit 10.46 to Form 10-Q filed on October 6, 2020
10.32	Separation Agreement by and between Rite Aid Corporation and Dan Robson, as of January 27, 2021*	Exhibit 10.32 to Form 10-K filed on April 27, 2021
10.33	Rite Aid Corporation 2020 Omnibus Equity Plan	Appendix B to Schedule 14A (Definitive Proxy Statement) filed on May 26, 2020
10.34	Form Award Agreement (Executive) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.2 to Form 8-K filed on July 8, 2020
10.35	Form Award Agreement (Non-employee Director) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.3 to Form 8-K filed on July 8, 2020
22	List of Subsidiary Guarantors	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

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

Date: July 6, 2021	RITE AID CORPORATION

	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Executive Vice President and Chief Financial Officer

Date: July 6, 2021	By:	/s/ BRIAN T. HOOVER
Brian T. Hoover
Senior Vice President and Chief Accounting Officer