Form 10-Q
period 2021-08-28
RITE AID CORP
filed 2021-10-05
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2021

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

The registrant had 55,771,263 shares of its $1.00 par value common stock outstanding as of September 22, 2021.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	the impact of widespread health developments, including the continued impact of the global coronavirus (“COVID-19”) pandemic, and the governmental responses thereto and the reinstitution of more stringent regulations, the changing consumer behavior and preferences (including vaccine hesitancy, the emergence of new variants and the availability and administration of pediatric and booster vaccinations), and the impact of those things on the broader economy, financial and labor markets, wages, availability and access to credit and capital, our front-end and pharmacy operations and services, supply chain, our associates and executive and administrative personnel, our third-party service providers (including suppliers, vendors and business partners), and customers. The COVID-19 pandemic may result in further shutdowns or have a negative impact on our cough, cold and flu sales. Any of these developments could result in a material adverse effect on our business, financial conditions and results of operations;

●	our ability to successfully implement our RxEvolution strategy, attract and retain a sufficient number of our target consumers, integrate operations such as Elixir and any acquisitions, implement and integrate information technology and digital services, obtain permits required for store remodels, and improve the operating performance of our stores and pharmacy benefit management (“PBM”) operations;

●	our high level of indebtedness, the ability to refinance such indebtedness on acceptable terms, and our ability to satisfy our obligations and the other covenants contained in our debt agreements;

●	the nature, cost and outcome of pending and future litigation, other legal or regulatory proceedings, or governmental investigations, including those related to Opioids, “usual and customary” pricing or other matters;

●	general competitive, economic, industry, market, political (including healthcare reform) and regulatory conditions, as well as other factors specific to the markets in which we operate;

●	the severity and resulting impact of the cough, cold and flu season;

●	the impact on retail pharmacy business as PBM payors incent or mandate movement away from retail pharmacies to PBM mail order pharmacies;

●	our ability to achieve the benefits of our efforts to reduce the costs of our generic drugs;

●	the risk that changes in federal or state laws or regulations, including to those relating to labor or wages, the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection or the Affordable Care Act (or “ACA”), and decisions of agencies and courts including the United States Supreme Court regarding those and other matters relevant to the Company or its operations, and any regulations enacted thereunder may occur;

●	the impact of the loss of one or more major third party payor contracts and the risk that providers and state contract changes may occur;

●	the risk that we may need to take further impairment charges if our future results do not meet our expectations;

●	our ability to sell our Centers of Medicare and Medicaid Services (“CMS”) receivable, in whole or in part, which could negatively impact our liquidity and leverage ratio if we do not consummate a sale;

●	our ability to grow prescription count, realize front-end sales growth, and improve and grow the operations of our PBM;

●	our ability to achieve cost savings and the other benefits of our organizational restructuring within our anticipated timeframe, if at all;

●	decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

●	our ability to manage expenses and our investments in working capital;

●	the continued impact of gross margin pressure in the PBM industry due to continued consolidation and client demand for lower prices while providing enhanced service offerings;

●	risks related to breaches of our information or payment systems or unauthorized access to confidential or personal information of our associates or customers;

●	our ability to maintain our current pharmacy services business and obtain new pharmacy services business, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations and the risk that we cannot meet client guarantees;

●	our ability to manage our Medicare Part D Plan medical loss ratio (“MLR”) and meet the financial obligations of the plan;

●	the risk that we could experience deterioration in our current Star rating with the CMS or incur CMS penalties and/or sanctions;

●	the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

●	changes in future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended February 27, 2021 (the “Fiscal 2021 10-K”), which we filed with the SEC on April 27, 2021, and our Quarterly Report on Form 10-Q for the thirteen weeks ended May 29, 2021, which we filed on July 6, 2021, as well as in “Part I – Item 1A. Risk Factors” of the Fiscal 2021 10-K. To the extent that COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the risk factors described herein and in our Fiscal 2021 10-K.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	August 28,	February 27,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$146,564	$160,902
Accounts receivable, net	1,662,445	1,462,441
Inventories, net of LIFO reserve of $477,873 and $485,859	1,891,975	1,864,890
Prepaid expenses and other current assets	107,504	106,941
Current assets held for sale	24,294	—
Total current assets	3,832,782	3,595,174
Property, plant and equipment, net	1,024,091	1,080,499
Operating lease right-of-use assets	2,974,846	3,064,077
Goodwill	1,108,136	1,108,136
Other intangibles, net	315,833	340,519
Deferred tax assets	14,964	14,964
Other assets	92,938	132,035
Total assets	$9,363,590	$9,335,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$6,726	$6,409
Accounts payable	1,523,582	1,437,421
Accrued salaries, wages and other current liabilities	741,436	642,364
Current portion of operating lease liabilities	519,402	516,752
Total current liabilities	2,791,146	2,602,946
Long-term debt, less current maturities	3,114,351	3,063,087
Long-term operating lease liabilities	2,728,390	2,829,293
Lease financing obligations, less current maturities	15,723	16,711
Other noncurrent liabilities	208,695	208,213
Total liabilities	8,858,305	8,720,250
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 55,732 and 55,143	55,732	55,143
Additional paid-in capital	5,899,795	5,897,168
Accumulated deficit	(5,426,461)	(5,313,103)
Accumulated other comprehensive loss	(23,781)	(24,054)
Total stockholders’ equity	505,285	615,154
Total liabilities and stockholders’ equity	$9,363,590	$9,335,404

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	August 28, 2021	August 29, 2020
Revenues	$6,113,000	$5,981,970
Costs and expenses:
Cost of revenues	4,867,076	4,821,625
Selling, general and administrative expenses	1,267,753	1,116,142
Facility exit and impairment charges	11,353	11,528
Interest expense	48,592	50,007
Loss (gain) on debt modifications and retirements, net	2,839	(5,274)
Loss on sale of assets, net	12,378	1,092
	6,209,991	5,995,120
Loss from continuing operations before income taxes	(96,991)	(13,150)
Income tax expense	3,310	47
Net loss from continuing operations	(100,301)	(13,197)
Net income from discontinued operations, net of tax	—	—
Net loss	$(100,301)	$(13,197)
Computation of loss attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(100,301)	$(13,197)
Income from discontinued operations attributable to common stockholders—basic and diluted	—	—
Loss attributable to common stockholders—basic and diluted	$(100,301)	$(13,197)
Basic and diluted loss per share:
Continuing operations	$(1.86)	$(0.25)
Discontinued operations	$—	$—
Net basic and diluted loss per share	$(1.86)	$(0.25)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	August 28, 2021	August 29, 2020
Net loss	$(100,301)	$(13,197)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	123	912
Change in fair value of interest rate cap	—	115
Total other comprehensive income	123	1,027
Comprehensive loss	$(100,178)	$(12,170)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	August 28, 2021	August 29, 2020
Revenues	$12,273,985	$12,009,346
Costs and expenses:
Cost of revenues	9,743,186	9,650,682
Selling, general and administrative expenses	2,513,115	2,313,289
Facility exit and impairment charges	20,184	15,281
Intangible asset impairment charges	—	29,852
Interest expense	97,713	100,554
Loss (gain) on debt modifications and retirements, net	3,235	(5,274)
Loss (gain) on sale of assets, net	5,820	(1,168)
	12,383,253	12,103,216
Loss from continuing operations before income taxes	(109,268)	(93,870)
Income tax expense (benefit)	4,090	(7,971)
Net loss from continuing operations	(113,358)	(85,899)
Net income from discontinued operations, net of tax	—	9,161
Net loss	$(113,358)	$(76,738)
Computation of loss attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(113,358)	$(85,899)
Income from discontinued operations attributable to common stockholders—basic and diluted	—	9,161
Loss attributable to common stockholders—basic and diluted	$(113,358)	$(76,738)
Basic and diluted (loss) income per share:
Continuing operations	$(2.10)	$(1.60)
Discontinued operations	$—	$0.17
Net basic and diluted loss per share	$(2.10)	$(1.43)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 28, 2021	August 29, 2020
Net loss	$(113,358)	$(76,738)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	246	1,823
Change in fair value of interest rate cap	27	231
Total other comprehensive income	273	2,054
Comprehensive loss	$(113,085)	$(74,684)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE FEBRUARY 27, 2021	55,143	$55,143	$5,897,168	$(5,313,103)	$(24,054)	$615,154
Net loss				(13,057)		(13,057)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					123	123
Change in fair value of interest rate cap					27	27
Comprehensive loss						(12,907)
Exchange of restricted shares for taxes	(2)	(2)	(33)			(35)
Cancellation of restricted stock	(48)	(48)	48			—
Amortization of restricted stock balance			1,618			1,618
Stock-based compensation expense			150			150
BALANCE MAY 29, 2021	55,093	55,093	5,898,951	(5,326,160)	(23,904)	603,980
Net loss				(100,301)		(100,301)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					123	123
Comprehensive loss						(100,178)
Issuance of restricted stock	823	823	(823)			—
Exchange of restricted shares for taxes	(146)	(146)	(2,040)			(2,186)
Cancellation of restricted stock	(38)	(38)	38			—
Amortization of restricted stock balance			3,519			3,519
Stock-based compensation expense	—	—	150			150
BALANCE AUGUST 28, 2021	55,732	$55,732	$5,899,795	$(5,426,461)	$(23,781)	$505,285

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

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 28, 2021	August 29, 2020
Operating activities:
Net loss	$(113,358)	$(76,738)
Net income from discontinued operations, net of tax	—	9,161
Net loss from continuing operations	$(113,358)	$(85,899)
Adjustments to reconcile to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	149,718	166,220
Facility exit and impairment charges	20,184	15,281
Intangible asset impairment charges	—	29,852
LIFO credit	(7,986)	(20,816)
Loss (gain) on sale of assets, net	5,820	(1,168)
Stock-based compensation expense	8,603	5,810
Loss (gain) on debt modifications and retirements, net	3,235	(5,274)
Changes in operating assets and liabilities:
Accounts receivable	(212,855)	(636,555)
Inventories	(19,096)	4,473
Accounts payable	91,324	1,948
Operating lease right-of-use assets and operating lease liabilities	(12,309)	(18,493)
Other assets	25,185	79,513
Other liabilities	101,133	(11,484)
Net cash provided by (used in) operating activities of continuing operations	39,598	(476,592)
Investing activities:
Payments for property, plant and equipment	(105,356)	(63,085)
Intangible assets acquired	(14,479)	(22,572)
Proceeds from insured loss	10,436	12,500
Proceeds from dispositions of assets and investments	4,676	5,910
Proceeds from sale-leaseback transactions	14,185	8,461
Net cash used in investing activities of continuing operations	(90,538)	(58,786)
Financing activities:
Proceeds from issuance of long-term debt	350,000	849,918
Net proceeds from revolver	250,000	650,000
Principal payments on long-term debt	(542,988)	(1,056,182)
Change in zero balance cash accounts	(844)	(26,829)
Financing fees paid for early debt redemption	(833)	(2,399)
Payments for taxes related to net share settlement of equity awards	(2,221)	(2,101)
Deferred financing costs paid	(16,512)	(14,600)
Net cash provided by financing activities of continuing operations	36,602	397,807
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	(82,189)
Investing activities of discontinued operations	—	94,310
Financing activities of discontinued operations	—	—
Net cash provided by discontinued operations	—	12,121
Decrease in cash and cash equivalents	(14,338)	(125,450)
Cash and cash equivalents, beginning of period	160,902	218,180
Cash and cash equivalents, end of period	$146,564	$92,730

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended August 28, 2021 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2021 10-K.

Revenue Recognition

The following table disaggregates the Company’s revenue by major source in each segment for the thirteen and twenty-six week periods ended August 28, 2021 and August 29, 2020:

	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020
In thousands	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Retail Pharmacy segment:
Pharmacy sales	$2,939,656	$2,660,462	$5,936,700	$5,286,005
Front-end sales	1,307,245	1,322,932	2,628,943	2,788,399
Other revenue	30,317	34,518	63,257	66,779
Total Retail Pharmacy segment	4,277,218	4,017,912	8,628,900	8,141,183
Pharmacy Services segment	1,898,213	2,038,378	3,770,495	4,015,624
Intersegment elimination	(62,431)	(74,320)	(125,410)	(147,461)
Total revenue	$6,113,000	$5,981,970	$12,273,985	$12,009,346

The Retail Pharmacy segment offered a chain-wide loyalty card program titled wellness+. Individual customers were able to become members of the wellness+ program. Members participating in the wellness+ loyalty card program earned points on a calendar year basis for eligible front-end merchandise purchases and qualifying prescription purchases. The wellness+ program was terminated as of July 1, 2020, with benefits earned as of that date available to be used through the end of calendar 2020. In December 2020, the Company granted a temporary extension of benefits to previous members that were eligible for a discount as of December 31, 2020 such that those prior members will be eligible to continue to receive that discount on purchases made through June 30, 2021 with no additional purchase requirement. New and existing customers who were not already eligible for “Gold” benefits also had the opportunity to earn additional discounts on purchases made through June 30, 2021. In June 2021, the Company granted an additional extension of benefits to certain members that were eligible for a discount as of June 30, 2021 such that those prior members will be eligible to continue to receive discounts on purchases made through December 31, 2021 with no additional purchase requirement. New and existing customers who were not already eligible for “Gold” benefits have the opportunity to earn additional discounts on purchases made through December 31, 2021.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

Points earned pursuant to the wellness+ program represent a performance obligation and the Company allocates revenue between the merchandise purchased and the wellness+ points based on the relative stand-alone selling price of each performance obligation. The relative value of the wellness+ points is initially deferred as a contract liability (included in other current and noncurrent liabilities). As members receive discounted front-end merchandise or when the benefit period expires, the Retail Pharmacy segment recognizes an allocable portion of the deferred contract liability into revenue. For the thirteen week period ended August 28, 2021, the Company recognized additional contract deferrals of $2,539 as a reduction of revenues. The Retail Pharmacy segment had accrued contract liabilities of $4,680 as of August 28, 2021, which is included in other current liabilities. The Retail Pharmacy segment had accrued contract liabilities of $3,754 as of February 27, 2021, which is included in other current liabilities.

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

2. Acquisition

On December 18, 2020, pursuant to that certain stock purchase agreement, dated as of October 7, 2020, by and between the Company and Bartell Drug Company (“Bartell”), the Company acquired Bartell (the “Acquisition”), a Washington corporation, for approximately $89,724 in cash, subject to certain customary post-closing working capital adjustments. Bartell operates 67 retail drug stores and one distribution center in the greater Seattle, Washington area. Bartell operates as a 100 percent owned subsidiary of the Company within its Retail Pharmacy segment.

The Company financed the Acquisition with borrowings under its Senior Secured Revolving Credit Facility together with cash on hand. The closing balance sheet has not yet been finalized, and therefore, the final purchase price and related purchase price allocation of the Acquisition is subject to change.

The Company’s condensed consolidated financial statements for the thirteen and twenty-six weeks ended August 28, 2021 include Bartell’s results of operations. The Company’s financial statements reflect preliminary purchase

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

During the thirteen and twenty-six week periods ended August 28, 2021, acquisition costs of $4,591 and $8,477 were expensed as incurred. The following unaudited pro forma combined financial data gives effect to the Acquisition as if it had occurred as of March 1, 2019.

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

	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
	Pro forma	Pro forma	Pro forma	Pro forma
Net revenues as reported	$6,113,000	$5,981,970	$12,273,985	$12,009,346
Supplemental Pro forma revenues	$6,113,000	$6,110,357	$12,273,985	$12,274,973

Net loss as reported	$(100,301)	$(13,197)	$(113,358)	$(76,738)
Supplemental Pro forma net loss	$(100,301)	$(22,239)	$(113,358)	$(92,595)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

3. Restructuring

Beginning in fiscal 2019, the Company initiated a series of restructuring plans designed to reorganize its executive management team, reduce managerial layers, and consolidate roles. In March 2020, the Company announced the details of its RxEvolution strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in its front-end offering to free up working capital and update its merchandise assortment, assessing its pricing and promotional strategy, rebranding its retail pharmacy and pharmacy services business, launching its Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services segment both within the segment and across Rite Aid. Other strategic initiatives include the expansion of the Company’s digital business, replacing and updating the Company’s financial systems to improve efficiency, movement to a common client platform at Elixir and investments in talent in sales, underwriting and operations at Elixir.

For the thirteen week period ended August 28, 2021, the Company incurred total restructuring-related costs of $9,584, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$—	$495	$495
Non-executive retention costs associated with the March 2019 reorganization (b)	—	—	—
Professional and other fees relating to restructuring activities (c)	2,584	6,505	9,089
Total restructuring-related costs	$2,584	$7,000	$9,584

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

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

For the twenty-six week period ended August 28, 2021, the Company incurred total restructuring-related costs of $15,516, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$—	$1,001	$1,001
Non-executive retention costs associated with the March 2019 reorganization (b)	—	—	—
Professional and other fees relating to restructuring activities (c)	4,205	10,310	14,515
Total restructuring-related costs	$4,205	$11,311	$15,516

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

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

A summary of activity for the twenty-six week period ended August 28, 2021 in the restructuring-related liabilities associated with the programs noted above, which is included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related		Professional and
	costs (a)	Retention costs (b)	other fees (c)	Total

Balance at February 27, 2021	$12,657	$—	$2,833	$15,490
Additions charged to expense	506	—	5,426	5,932
Cash payments	(4,826)	—	(7,636)	(12,462)
Balance at May 29, 2021	$8,337	$—	$623	$8,960
Additions charged to expense	495	—	9,089	9,584
Cash payments	(2,665)	—	(8,056)	(10,721)
Balance at August 28, 2021	$6,167	$—	$1,656	$7,823
(a)	– Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with ongoing reorganization efforts.
(b)	– As part of its March 2019 reorganization, the Company incurred costs with the implementation of a retention plan for certain of its key associates.
(c)	– Professional and other fees include costs incurred in connection with the identification and implementation of initiatives associated with restructuring activities.
(d)	– Inventory reserve on product lines the Company is exiting and will no longer carry as part of its rebranding initiative.

The Company anticipates incurring approximately $30,000 during fiscal 2022 in connection with its continued restructuring activities.

4. Asset Sale to WBA

On September 18, 2017, the Company entered into the Amended and Restated Asset Purchase Agreement with Walgreens Boots Alliance, Inc. (“WBA”) and Walgreen Co., an Illinois corporation and 100% owned subsidiary of WBA (“Buyer”), which amended and restated in its entirety the previously disclosed Asset Purchase Agreement, dated as of June 28, 2017, by and among the Company, WBA and Buyer (the “Original Asset Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement, Buyer purchased from the Company 1,932 stores (the “Acquired Stores”), three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of $4,375,000, on a cash-free, debt-free basis (the “Asset Sale” or “Sale”). The Company completed the store transfer process in March of 2018, which resulted in the transfer of all 1,932 stores and related assets to WBA, and received cash proceeds of $4,156,686. The Company sold the three distribution centers for cash proceeds of $218,314. The sale of the final distribution center was completed during the first quarter of fiscal 2021 and resulted in a pre-tax gain of $12,690, which was included in the results of operations and cash flows of discontinued operations during the thirteen week period ended May 30, 2020. The transfer of the final distribution center and related assets constitutes the final closing under the Amended and Restated Asset Purchase Agreement.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company had agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the Transition Services Agreement (“TSA”), the Company provided various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. In connection with these services, the Company purchased the related inventory and incurred cash payments for the selling, general and administrative activities, which, the Company billed on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen and twenty-six week periods ended August 29, 2020 were $4,162 and $35,167, respectively. The Company recorded WBA TSA fees of $388 and $1,467 during the thirteen and twenty-six week periods ended August 29, 2020, respectively, which are reflected as a reduction to selling, general and administrative expenses. On October 17, 2020, the Company and WBA mutually agreed to terminate the services under the TSA.

Based on its magnitude and because the Company exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company's operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05-Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposal Group to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended August 28, 2021 and February 27, 2021, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

As of August 28, 2021 and February 27, 2021, there are no assets and liabilities classified as held for sale relating to the Asset Sale to WBA.

The operating results of the discontinued operations that are reflected on the consolidated statements of operations within net income from discontinued operations are as follows:

	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Revenues	$—	$—	$—	$174
Costs and expenses:
Cost of revenues(a)	—	—	—	8
Selling, general and administrative expenses(a)	—	—	—	871
Gain on sale of assets, net	—	—	—	(14,149)
	—	—	—	(13,270)
Income from discontinued operations before income taxes	—	—	—	13,444
Income tax expense	—	—	—	4,283
Net income from discontinued operations, net of tax	$—	$—	$—	$9,161
(a)	Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020
Basic and diluted loss per share:
Numerator:
Net loss from continuing operations	$(100,301)	$(13,197)	$(113,358)	$(85,899)
Net income from discontinued operations	—	—	—	9,161
Loss attributable to common stockholders— basic and diluted	$(100,301)	$(13,197)	$(113,358)	$(76,738)
Denominator:
Basic weighted average shares	53,989	53,573	53,920	53,528
Outstanding options and restricted shares, net	—	—	—	—
Diluted weighted average shares	53,989	53,573	53,920	53,528
Basic and diluted (loss) income per share:
Continuing operations	$(1.86)	$(0.25)	$(2.10)	$(1.60)
Discontinued operations	-	-	-	0.17
Net basic and diluted loss per share	$(1.86)	$(0.25)	$(2.10)	$(1.43)

Due to their antidilutive effect, 724 and 798 potential common shares related to stock options have been excluded from the computation of diluted income (loss) per share for the thirteen and twenty-six week periods ended August 28, 2021 and August 29, 2020, respectively. Also, excluded from the computation of diluted income (loss) per share for the thirteen and twenty-six week periods ended August 28, 2021 and August 29, 2020 are restricted shares of 1,574 and 1,487, respectively, which are included in shares outstanding.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week Period		Twenty-Six Week Period
	Ended		Ended
	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020
Impairment charges	$6,736	$9,230	$11,049	$11,433
Facility exit charges	4,617	2,298	9,135	3,848
	$11,353	$11,528	$20,184	$15,281

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the twenty-six week period ended August 28, 2021, long-lived assets from continuing operations with a carrying value of $11,538, primarily right-of-use assets in connection with stores or leased office spaces, were written down to their fair value of $489, resulting in an impairment charge of $11,049 of which $6,736 relates to the thirteen week period ended

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

August 28, 2021. During the twenty-six week period ended August 29, 2020, long-lived assets from continuing operations with a carrying value of $12,654, were written down to their fair value of $1,221, resulting in an impairment charge of $11,433 of which $9,230 relates to the thirteen week period ended August 29, 2020. Of the $11,433, $4,779 relates to a terminated software project and the replacement of existing software, $4,995 relates to the closure of the remaining RediClinic operations and $1,659 relates to store and corporate assets. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at August 28, 2021 and August 29, 2020:

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	August 28, 2021
Long-lived assets held for use	$—	$—	$489	$489	$(11,049)
Long-lived assets held for sale	$—	$—	$—	$—	$—
Total	$—	$—	$489	$489	$(11,049)

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	August 29, 2020
Long-lived assets held for use	$—	$—	$1,071	$1,071	$(11,416)
Long-lived assets held for sale	$—	$150	$—	$150	$(17)
Total	$—	$150	$1,071	$1,221	$(11,433)

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

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table reflects changes in the Company’s closed store liability relating to closed store and distribution center charges for new closures, changes in assumptions and interest accretion:

	Thirteen Week Period		Twenty-Six Week Period
	Ended		Ended
	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020
Balance—beginning of period	$6,135	$2,170	$3,443	$2,253
Provision for present value of executory costs for leases exited	—	—	1,708	—
Changes in assumptions and other adjustments	—	495	1,493	495
Interest accretion	9	—	16	—
Cash payments	(533)	(60)	(1,049)	(143)
Balance—end of period	$5,611	$2,605	$5,611	$2,605

7. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 6, Facility Exit and Impairment Charges, for the recognition and disclosure of fair value measurements.

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of August 28, 2021 and February 27, 2021, the Company has $7,023 and $7,041, respectively, of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets. The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,114,351 and $3,234,664, respectively, as of August 28, 2021. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $3,063,087 and $3,176,322, respectively, as of February 27, 2021.

8. Income Taxes

The Company recorded an income tax expense from continuing operations of $3,310 and $47 for the thirteen week periods ended August 28, 2021 and August 29, 2020, respectively. The Company recorded an income tax expense of $4,090 and an income tax benefit from continuing operations of $7,971 for the twenty-six week periods ended August 28, 2021 and August 29, 2020, respectively. The effective tax rate for the thirteen week periods ended August 28, 2021 and August 29, 2020 was (3.4)% and (0.4)%, respectively. The effective tax rate for the twenty-six week periods ended August 28, 2021 and August 29, 2020 was (3.7)% and 8.5%, respectively. The effective tax rate for the thirteen and

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

twenty-six week periods ended August 28, 2021 was net of an adjustment of (22.9)%, and (22.4)%, respectively, to adjust the valuation allowance against deferred tax assets. The effective tax rate for the thirteen and twenty-six week periods ended August 29, 2020 was net of an adjustment of 7.6% and (8.1)%, respectively, to adjust the valuation allowance against deferred tax assets.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $1,683,815 and $1,657,562, which relates to federal and state deferred tax assets that may not be realized based on the Company's future projections of taxable income at August 28, 2021 and February 27, 2021, respectively.

9. Medicare Part D

The Company offers Medicare Part D benefits through Elixir Insurance (“EI”), which has contracted with CMS to be a Prescription Drug Plan (“PDP”) and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EI is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EI must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EI is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $15,036 as of June 30, 2021. EI was in excess of the minimum required amounts in these states as of August 28, 2021.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

On August 12, 2021, the Company entered into a receivable purchase agreement (the “August 2021 Receivable Purchase Agreement”) with Bank of America, N.A. (the “Purchaser”).

Pursuant to the terms and conditions set forth in the August 2021 Receivable Purchase Agreement, the Company sold $271,829, a portion of its calendar 2021 CMS receivable, for $258,116, of which $239,360 was received on August 12, 2021. The remaining $18,756, which is included in accounts receivable, net as of August 28, 2021, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $13,713, which is included as a component of loss (gain) on sale of assets, net.

On August 12, 2021, concurrent with the August 2021 Receivable Purchase Agreement, the Company entered into an indemnity agreement (the “August 2021 Indemnity Agreement”), whereby the Company has agreed to indemnify, reimburse and hold Purchaser harmless from certain liabilities and expenses actually suffered or incurred by the Purchaser resulting from the occurrence of certain events as specified in the August 2021 Indemnity Agreement. Based on its evaluation of the August 2021 Indemnity Agreement, the Company has determined that it is highly unlikely that the events covered under the August 2021 Indemnity Agreement would occur, and consequently, the Company has not recorded any indemnification liability associated with the August 2021 Indemnity Agreement.

As of August 28, 2021 and February 27, 2021 accounts receivable, net included $71,474 and $52,718 due from the Purchaser, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance for the respective calendar years from CMS.

As of August 28, 2021, and February 27, 2021, accounts receivable, net included $203,363 and $69,800 due from CMS.

10. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables of $590,153 and $632,267 included in Accounts receivable, net, as of August 28, 2021 and February 27, 2021, respectively.

11. Goodwill and Other Intangible Assets

There was no goodwill impairment charge for the twenty-six week period ended August 28, 2021. At August 28, 2021 and February 27, 2021, accumulated impairment losses for the Pharmacy Services segment was $574,712.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of August 28, 2021 and February 27, 2021.

	August 28, 2021					February 27, 2021
				Remaining					Remaining
				Weighted					Weighted
	Gross			Average		Gross			Average
	Carrying	Accumulated		Amortization		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period		Amount	Amortization	Net	Period
Non-compete agreements and other(a)	$197,241	$(176,637)	$20,604	3	years	$193,916	$(172,618)	$21,298	3	years
Prescription files	1,032,732	(915,334)	117,398	6	years	1,023,200	(900,321)	122,879	6	years
Customer relationships(a)	388,000	(274,730)	113,270	10	years	388,000	(261,584)	126,416	11	years
CMS license	57,500	(14,222)	43,278	19	years	57,500	(13,072)	44,428	20	years
Claims adjudication and other developed software	58,985	(52,102)	6,883	1	years	58,985	(47,887)	11,098	2	years
Backlog	11,500	(11,500)	—	0	years	11,500	(11,500)	—	0	years
Total finite	$1,745,958	$(1,444,525)	301,433			$1,733,101	$(1,406,982)	$326,119
Trademarks	14,400	—	14,400	Indefinite		14,400	—	14,400	Indefinite
Total	$1,760,358	$(1,444,525)	$315,833			$1,747,501	$(1,406,982)	$340,519
(a)	Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

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

Amortization expense for these intangible assets and liabilities was $19,953 and $40,413 for the thirteen and twenty-six week periods ended August 28, 2021, respectively. Amortization expense for these intangible assets and liabilities was $22,695 and $47,115 for the thirteen and twenty-six week periods ended August 29, 2020, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2022—$72,376; 2023—$60,441; 2024—$46,737; 2025—$35,443 and 2026—$24,839.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

12. Indebtedness and Credit Agreement

Following is a summary of indebtedness and lease financing obligations at August 28, 2021 and February 27, 2021:

	August 28,	February 27,
	2021	2021
Secured Debt:
Senior secured revolving credit facility due December 2023 ($0 and $850,000 face value less unamortized debt issuance costs of $0 and $14,103)	$—	$835,897
FILO term loan due December 2023 ($0 and $450,000 face value less unamortized debt issuance costs of $0 and $2,230)	—	447,770
Senior secured revolving credit facility due August 2026 ($1,100,000 and $0 face value less unamortized debt issuance costs of $24,740 and $0)	1,075,260	—
FILO Term Loan due August 2026 ($350,000 and $0 face value less unamortized debt issuance costs of $2,609 and $0)	347,391	—
	1,422,651	1,283,667
Second Lien Secured Debt:
7.5% senior notes due July 2025 ($600,000 face value less unamortized debt issuance costs of $7,850 and $8,876)	592,150	591,124
8.0% senior notes due November 2026 ($849,918 face value less unamortized debt issuance costs of $15,937 and $17,477)	833,981	832,441
	1,426,131	1,423,565
Guaranteed Unsecured Debt:
6.125% senior notes due April 2023 ($0 and $90,808 face value less unamortized debt issuance costs of $0 and $448)	—	90,360
	—	90,360
Unguaranteed Unsecured Debt:
7.70% notes due February 2027 ($237,386 face value less unamortized debt issuance costs of $709 and $776)	236,677	236,610
6.875% fixed-rate senior notes due December 2028 ($29,001 face value less unamortized debt issuance costs of $109 and $116)	28,892	28,885
	265,569	265,495
Lease financing obligations	22,449	23,120
Total debt	3,136,800	3,086,207
Current maturities of long-term debt and lease financing obligations	(6,726)	(6,409)
Long-term debt and lease financing obligations, less current maturities	$3,130,074	$3,079,798

Credit Facility

On December 20, 2018, the Company entered into a senior secured credit agreement (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Credit Agreement”; and the Credit Agreement, as further amended by the Second Amendment (as defined below), the “Amended Credit Agreement”), which Credit Agreement provided for facilities consisting of a $2,700,000 senior secured asset-based revolving credit facility (“Initial

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Senior Secured Revolving Credit Facility”) and a $450,000 “first-in, last out” senior secured term loan facility (“Initial Senior Secured Term Loan,” and together with the Initial Senior Secured Revolving Credit Facility, collectively, the “Initial Facilities”). In December 2018, the Company used proceeds from the Initial Facilities to refinance its prior $2,700,000 existing credit agreement.

On August 20, 2021, the Company entered in to the Second Amendment to Credit Agreement (the “Second Amendment”), which, among other things, amended the Credit Agreement to provide for a $2,800,000 senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a $350,000 “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan,” and together with the Senior Secured Revolving Credit Facility, collectively, the “Amended Facilities”) and incorporate customary “hardwired” LIBOR transition provisions. The Amended Facilities extend the Company’s debt maturity profile and provide additional liquidity. Borrowings under the Senior Secured Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, a base rate (determined in a customary manner) plus a margin of between 0.25% to 0.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of between 1.25% and 1.75%, in each case based upon the Average ABL Availability (as defined in the Amended Credit Agreement). Borrowings under the Senior Secured Term Loan bear interest at a rate per annum equal to, at the Company’s option, (x) a base rate (determined in a customary manner) plus a margin of 1.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of 2.75%. The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Senior Secured Revolving Credit Facility, depending on Average ABL Availability (as defined in the Amended Credit Agreement). The Amended Facilities are scheduled to mature on August 20, 2026 (subject to a springing maturity if certain of the Company’s existing secured notes are not refinanced or repaid prior to the date that is 91 days prior to the stated maturity thereof).

The Company’s borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 28, 2021, the Company had $1,450,000 of borrowings outstanding under the Amended Facilities and had letters of credit outstanding under the Senior Secured Revolving Credit Facility in a face amount of $123,565, which resulted in remaining borrowing capacity under the Senior Secured Revolving Credit Facility of $1,576,435. If at any time the total credit exposure outstanding under the Senior Secured Revolving Credit Facility exceeds the borrowing base, the Company will be required to repay amounts outstanding to eliminate such shortfall.

The Amended Credit Agreement restricts the Company and all of its subsidiaries that guarantee its obligations under the Amended Facilities, the secured guaranteed notes and unsecured guaranteed notes (collectively, the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200,000 at any time when revolving loans are outstanding (not including cash located in store and lockbox deposit accounts and cash necessary to cover current liabilities). The Amended Credit Agreement also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (i) an event of default exists under the Amended Facilities or (ii) the sum of the Company’s borrowing capacity under the Senior Secured Revolving Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $275,000 for three consecutive business days or less than or equal to $200,000 on any day (a “cash sweep period”), the funds in the Company’s deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Amended Facilities, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of the Amended Facilities.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

With the exception of EI, substantially all of Rite Aid Corporation’s 100% owned subsidiaries guarantee the obligations under the Amended Facilities, the secured guaranteed notes and unsecured guaranteed notes. The Company’s obligations under the Amended Facilities and the Subsidiary Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivable, inventory, prescription files (including eligible script lists), intellectual property (prior to the repayment of the Senior Secured Term Loan) and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL priority collateral”) and (ii) a second-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and all other assets that do not constitute ABL priority collateral, in each case, subject to customary exceptions and limitations. The subsidiary guarantees related to the Company’s Amended Facilities, the secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. The Company has no independent assets or operations. Other than EI, the subsidiaries, including joint ventures, that do not guarantee the Amended Facilities and applicable notes, are minor.

The Amended Credit Agreement allows the Company to have outstanding, at any time, up to an aggregate principal amount of $1,500,000 in secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Amended Facilities and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest maturity date of any Term Loan or Other Revolving Commitment (each as defined in the Amended Credit Agreement) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date). Subject to the limitations described in the immediately preceding sentence, the Amended Credit Agreement additionally allows the Company to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Amended Credit Agreement) is not in effect; provided, however, that certain of the Company’s other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Amended Credit Agreement also contains certain restrictions on the amount of secured first priority debt the Company is able to incur. The Amended Credit Agreement also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Amended Facilities are not in default and the Company maintains availability under its revolver of more than $365,000.

The Amended Credit Agreement has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200,000 or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of August 28, 2021, the Company’s fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the Amended Credit Agreement’s financial covenant. The Amended Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

The Amended Credit Agreement provides for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

required payment on debt having a principal amount in excess of $50,000 or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repayment, repurchase, redemption or defeasance of such debt.

Fiscal 2021 and 2022 Transactions

On June 25, 2020, the Company commenced an offer to exchange (the “June 25, 2020 Exchange Offer”) up to $750,000 aggregate principal amount of the outstanding 6.125% Notes for a combination of $600,000 8.0% Senior Secured Notes due 2026 (the “8.0% Notes”) and $145,500 cash. On July 10, 2020, the Company increased the maximum amount of 6.125% Notes that may be accepted for exchange from $750,000 to $1,125,000 and, on July 24, 2020, the Company announced that it accepted for payment $1,062,682 aggregate principal amount of the 6.125% Notes in exchange for $849,918 aggregate principal amount of 8.0% Notes and $206,373 in cash. In connection therewith, the Company recorded a gain on debt modification of $5,274 which is included in the results of operations and cash flows of continuing operations.

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

On August 20, 2021, the Company entered into the Second Amendment in order to, among other things, increase the aggregate principal amount of commitments under the Senior Secured Revolving Credit Facility from $2,700,000 to $2,800,000 and decrease the aggregate principal amount of loans outstanding under the Senior Secured Term Loan from $450,000 to $350,000. In connection therewith, the Company recorded a loss on debt modification and retirement of $2,839 which included unamortized debt issuance costs. The debt repayment and related loss on debt modification and retirement is included in the results of operations and cash flows of continuing operations.

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2022 and thereafter are as follows: 2022—$0; 2023—$0; 2024—$0; 2025—$0; 2026—$600,000 and $2,566,305 thereafter.

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

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table is a summary of the Company’s components of net lease cost for the thirteen and twenty-six week periods ended August 28, 2021 and August 29, 2020:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28, 2021	August 29, 2020	August 28, 2021	August 29, 2020
Operating lease cost	$168,474	$160,898	$337,968	$322,764
Financing lease cost:
Amortization of right-of-use asset	920	1,093	1,931	2,224
Interest on long-term finance lease liabilities	551	643	1,119	1,332
Total finance lease costs	$1,471	$1,736	$3,050	$3,556
Short-term lease costs	996	284	2,095	437
Variable lease costs	44,148	42,681	90,186	85,129
Less: sublease income	(3,427)	(3,887)	(6,770)	(8,019)
Net lease cost	$211,662	$201,712	$426,529	$403,867

Supplemental cash flow information related to leases for the twenty-six week periods ended August 28, 2021 and August 29, 2020:

	Twenty-Six Week Period Ended
	August 28, 2021	August 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$352,532	$339,486
Operating cash flows paid for interest portion of finance leases	1,119	1,332
Financing cash flows paid for principal portion of finance leases	2,144	2,446
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	164,128	194,843
Finance leases	—	—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Supplemental balance sheet information related to leases as of August 28, 2021 and February 27, 2021 (in thousands, except lease term and discount rate):

	August 28,	February 27,
	2021	2021
Operating leases:
Operating lease right-of-use asset	$2,974,846	$3,064,077

Short-term operating lease liabilities	$519,402	$516,752
Long-term operating lease liabilities	2,728,390	2,829,293
Total operating lease liabilities	$3,247,792	$3,346,045

Finance leases:
Property, plant and equipment, net	$15,682	$16,074

Current maturities of long-term debt and lease financing obligations	$6,726	$6,409
Lease financing obligations, less current maturities	15,723	16,711
Total finance lease liabilities	$22,449	$23,120
Weighted average remaining lease term
Operating leases	7.7	7.9
Finance leases	8.5	8.9

Weighted average discount rate
Operating leases	6.0%	6.0%
Finance leases	10.2%	9.8%

The following table summarizes the maturity of lease liabilities under finance and operating leases as of August 28, 2021:

	August 28, 2021
	Finance	Operating
Fiscal year	Leases	Leases (1)	Total
2022 (remaining twenty-six weeks)	$4,374	$349,639	$354,013
2023	6,112	670,969	677,081
2024	3,438	612,417	615,855
2025	3,223	516,923	520,146
2026	2,670	424,875	427,545
Thereafter	13,990	1,498,102	1,512,092
Total lease payments	33,807	4,072,925	4,106,732
Less: imputed interest	(11,358)	(825,133)	(836,491)
Total lease liabilities	$22,449	$3,247,792	$3,270,241
(1)	– Future operating lease payments have not been reduced by minimum sublease rentals of $37 million due in the future under noncancelable leases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company sold two and four owned and operating stores to independent third parties during the thirteen and twenty-six week period ended August 28, 2021, respectively. Net proceeds from the sales were $6,729 and $14,185 for the thirteen and twenty-six week periods ended August 28, 2021, respectively. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over a minimum lease term of 15 years. The Company accounted for these leases as operating lease right-of-use assets and corresponding operating lease liabilities in accordance with the Lease Standard. The transactions resulted in a loss of $2,778 and a gain of $910 which is included in the loss (gain) on sale of assets, net for the thirteen and twenty-six week periods ended August 28, 2021, respectively. The Company has additional capacity under its outstanding debt agreements to enter into additional sale-leaseback transactions.

As of August 28, 2021, the Company has identified certain store assets which it may sell and leaseback. The carrying amount of these assets of $24,294, comprised of land, buildings and improvements, were included in the Retail Pharmacy segment, and have been reclassified from their historical balance sheet presentation to current assets held for sale. There can be no assurance if or when the Company will enter into such transactions or the final terms thereof.

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

14. Stock Options and Stock Awards

The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the twenty-six week periods ended August 28, 2021 and August 29, 2020 include $8,603 and $5,810, respectively, of compensation costs related to the Company’s stock-based compensation arrangements.

The Company provides certain of its associates with performance based incentive plans under which the associates will receive a certain number of shares of the Company’s common stock or cash based on the Company meeting certain financial and performance goals. If such goals are not met, no stock-based compensation expense is recognized and any recognized stock-based compensation expense is reversed. During the twenty-six week periods ended August 28, 2021 and August 29, 2020, the Company incurred expense of $3,167 and $513 related to these performance based incentive plans, respectively, which is recorded as a component of stock-based compensation expense.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The total number and type of newly awarded grants and the related weighted average fair value for the twenty-six week periods ended August 28, 2021 and August 29, 2020 are as follows:

	August 28, 2021			August 29, 2020
	Shares	Weighted Average Fair Value		Shares	Weighted Average Fair Value
Stock options granted	—	$	N/A	—	$	N/A
Restricted stock awards granted	823		$15.07	736		$17.97
Total awards	823			736

Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees. Restricted stock awards typically vest in equal annual installments over a three-year period.

The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing model.

As of August 28, 2021, the total unrecognized pre-tax compensation costs related to unvested stock options and restricted stock awards granted, net of estimated forfeitures and the weighted average period of cost amortization are as follows:

August 28, 2021
	Unvested	Unvested	Unvested
	stock	restricted	performance
	options	stock	shares
Unrecognized pre-tax costs	$1,019	$20,701	$23,256
Weighted average amortization period	1.8 years	2.2 years	2.2 years

15. Retirement Plans

Net periodic pension expense for the thirteen and twenty-six week periods ended August 28, 2021 and August 29, 2020, for the Company’s defined benefit plan includes the following components:

	Defined Benefit		Defined Benefit
	Pension Plan		Pension Plan
	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020
Service cost	$128	$144	$256	$288
Interest cost	1,232	1,199	2,464	2,398
Expected return on plan assets	(1,313)	(1,177)	(2,626)	(2,354)
Amortization of unrecognized net loss	123	912	246	1,823
Net periodic pension expense	$170	$1,078	$340	$2,155

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

During the thirteen and twenty-six week periods ended August 28, 2021 the Company contributed $895 and $1,700 to the Defined Benefit Pension Plan. During the remainder of fiscal 2022, the Company expects to contribute $1,340 to the Defined Benefit Pension Plan.

16. Segment Reporting

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

The following is balance sheet information for the Company’s reportable segments:

	Retail	Pharmacy
	Pharmacy	Services	Eliminations(1)	Consolidated
August 28, 2021:
Total Assets	$6,585,772	$2,791,141	$(13,323)	$9,363,590
Goodwill	43,492	1,064,644	—	1,108,136
February 27, 2021:
Total Assets	$6,613,370	$2,736,546	$(14,512)	$9,335,404
Goodwill	43,492	1,064,644	—	1,108,136
(1)	As of August 28, 2021 and February 27, 2021, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $0 against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $13,323 and $14,512, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the thirteen and twenty-six week periods ended August 28, 2021 and August 29, 2020:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
August 28, 2021:
Revenues	$4,277,218	$1,898,213	$(62,431)	$6,113,000
Gross Profit	1,140,362	105,562	—	1,245,924
Adjusted EBITDA(2)	69,369	36,791	—	106,160
Additions to property and equipment and intangible assets	50,548	4,687	—	55,235
August 29, 2020:
Revenues	$4,017,912	$2,038,378	$(74,320)	$5,981,970
Gross Profit	1,061,913	98,432	—	1,160,345
Adjusted EBITDA(2)	122,340	29,263	—	151,603
Additions to property and equipment and intangible assets	42,121	4,362	—	46,483
Twenty-Six Week Period Ended
August 28, 2021:
Revenues	$8,628,900	$3,770,495	$(125,410)	$12,273,985
Gross Profit	2,310,296	220,503	—	2,530,799
Adjusted EBITDA(2)	164,283	80,754	—	245,037
Additions to property and equipment and intangible assets	111,441	8,394	—	119,835
August 29, 2020:
Revenues	$8,141,183	$4,015,624	$(147,461)	$12,009,346
Gross Profit	2,143,449	215,215	—	2,358,664
Adjusted EBITDA(2)	185,322	73,673	—	258,995
Additions to property and equipment and intangible assets	78,728	6,929	—	85,657
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(2)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” in MD&A for additional details.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the thirteen and twenty-six week periods ended August 28, 2021 and August 29, 2020:

	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Net loss from continuing operations	$(100,301)	$(13,197)	$(113,358)	$(85,899)
Interest expense	48,592	50,007	97,713	100,554
Income tax expense (benefit)	3,310	47	4,090	(7,971)
Depreciation and amortization	73,859	87,117	149,718	166,220
LIFO credit	(3,993)	(8,750)	(7,986)	(20,816)
Facility exit and impairment charges	11,353	11,528	20,184	15,281
Intangible asset impairment charges	—	—	—	29,852
Loss (gain) on debt modifications and retirements, net	2,839	(5,274)	3,235	(5,274)
Merger and Acquisition-related costs	4,591	—	8,477	—
Stock-based compensation expense	5,792	3,936	8,603	5,810
Restructuring-related costs	9,584	23,186	15,516	58,921
Inventory write-downs related to store closings	798	1,058	1,270	1,892
Litigation settlements	34,212	—	48,212	—
Loss (gain) on sale of assets, net	12,378	1,092	5,820	(1,168)
Other	3,146	853	3,543	1,593
Adjusted EBITDA from continuing operations	$106,160	$151,603	$245,037	$258,995

17. Commitments, Contingencies and Guarantees

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

California Employment Litigation.

The Company is currently a defendant in several lawsuits filed in courts in California that contain allegations regarding violations of the California Business and Professions Code, various California employment laws and regulations, industry wage orders, wage-and-hour laws, rules and regulations pertaining primarily to failure to pay overtime, failure to pay premiums for missed meals and rest periods, failure to provide accurate wage statements, and failure to reimburse business expenses (the “California Cases”). Some of the California Cases purport or may be determined to be class actions or representative actions under the California Private Attorneys General Act and seek substantial damages and penalties. These single-plaintiff and multi-plaintiff California Cases in the aggregate, seek substantial damages. In June 2021, the Company agreed to settle two of the California Cases in which the plaintiffs brought class-based claims alleging that they and all other similarly-situated associates were not paid for time waiting for their bags to be checked. One set of cases involving store associates was settled for $9 million, while the other involving distribution center associates was settled for $1.75 million. On October 1, 2021, the Company agreed to settle for $12 million allegations made by a purported class of California store associates that it required such associates to purchase uniforms. These settlements remain subject to court approval. In August 2021, the Company paid approximately $8 million in connection with a single-plaintiff matter after exhausting appeals. The Company believes that it has meritorious defenses in the California Cases. The Company has aggressively defended itself and challenged the merits of the lawsuits and, where applicable, allegations that the lawsuits should be certified as class or representative actions.

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

In January 2017, qui tam plaintiff Azam Rahimi (“Relator”) filed a sealed False Claims Act (“FCA”) lawsuit in the United States District Court for the Eastern District of Michigan. The United States Attorney’s Office for the Eastern

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

District of Michigan, 18 states, and the District of Columbia declined to intervene. The unsealed lawsuit alleges that the Company failed to report its Rx Savings Program prices as its usual and customary prices under the Medicare Part D program, federal and state Medicaid programs, and other publicly funded health care programs, and that the Company is thus liable under the federal FCA and similar state statutes. On December 12, 2019, the court granted the Company’s motion to dismiss and judgment on the pleadings based upon the FCA’s public disclosure bar. The Relator filed a motion for reconsideration which was denied. The Relator appealed to the Court of Appeals for the Sixth Circuit. On June 29, 2021, the Sixth Circuit upheld the lower court's granting of the Company's motion to dismiss the federal FCA claims, leaving Relator the option of refiling the remaining state court claims.

The State of Mississippi, by and through its Attorney General, filed a lawsuit against the Company and various purported related entities on September 27, 2016 alleging the Company failed to accurately report usual and customary prices to Mississippi’s Division of Medicaid.

The Company is involved in a putative consumer class action lawsuit in the United States District Court for the Southern District of California captioned Byron Stafford v. Rite Aid Corp. A separate lawsuit, Robert Josten v. Rite Aid Corp., was consolidated with this lawsuit in November, 2019. The lawsuit contains allegations that (i) the Company was obligated to charge the plaintiffs’ insurance companies its usual and customary prices for their prescription drugs; and (ii) the Company failed to do so because the prices it reported were not equal to or adjusted to account for the prices that Rite Aid offers to uninsured and underinsured customers through its Rx Savings Program. Although a stay pending the Company’s unsuccessful attempt to compel arbitration has been lifted, the cases are now stayed pending mediation of these matters and two other lawsuits raising usual and customary pricing allegations filed in the United States District Court for Pennsylvania.

On February 6, 2019, Humana, Inc., filed an arbitration claim alleging that the Company improperly submitted various usual and customary overcharges by failing to report its Rx Savings Program prices as its usual and customary prices to Humana. Arbitration of the dispute is scheduled for November 2021.

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

Drug Utilization Review and Code 1 Litigation

In June 2012, qui tam plaintiff, Lloyd F. Schmuckley (“Relator”) filed a complaint under seal against the Company alleging that it failed to comply with certain requirements of California’s Medicaid program between 2007 and 2014. In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California regarding (1) the Company’s Drug Utilization Review and prescription dispensing protocol; and (2) the dispensing of drugs designated as “Code 1” by the State of California. Specifically, the Relator alleged that the Company did not perform special verification and documentation for certain medications known as “Code 1” drugs. While the complaint remained under seal, the United States Department of Justice conducted an extensive investigation and ultimately declined to intervene. Although numerous states declined to intervene, in September 2017, the State of California filed a complaint in intervention. The Company filed a motion to

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

dismiss Relator’s and the State of California Department of Justice’s Bureau of Medical Fraud and Elder Abuse respective complaints in January 2018, the hearing was held on March 23, 2018. On September 5, 2018, the court issued an order denying the motion to dismiss. No trial date has been set.

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

In April 2019, the Company initiated a coverage action styled Rite Aid Corporation et al. v. ACE American Ins. Co. et al. Through this action, the Company is seeking the recovery of defense costs and future settlement and/or judgment costs for the opioid-related lawsuits. The action seeks declaratory relief with respect to the obligations of the insurers under all of the policies at issue in the action and asserts claims for breach of contract and statutory remedies against an insurer. While the Company prevailed on a partial summary judgment motion that this insurer has a past and continuing duty to reimburse defense costs for the suits in excess of a satisfied $3,000 retention, that insurer has appealed the ruling and has refused to reimburse the Company for any of its defense costs. The briefing on the insurer’s appeal has been submitted. The Delaware Supreme Court heard oral arguments in the matter on September 22, 2021.

Miscellaneous Litigation and Investigations.

The U.S. Securities and Exchange Commission (“SEC”) is investigating trading in the Company’s securities that occurred in or around January 2017, and has subpoenaed information from the Company in connection with that investigation. The Company is cooperating with the SEC in this matter. In July 2021, Elixir participated in a binding arbitration regarding a dispute with its reinsurer for years 2012 through 2014. The arbitration panel issued a majority opinion awarding Elixir approximately $5 million for years 2012 through 2013, and ordering Elixir to pay the reinsurer approximately $15.4 million in damages for breach for year 2014. The Company acquired Elixir in June 2015. The Company has received a CID and requests for information with respect to consumer protection laws.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2021 and August 29, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

18. Supplementary Cash Flow Data

	Twenty-Six Week Period Ended
	August 28, 2021	August 29, 2020
Cash paid for interest(a)	$92,701	$88,744
Cash payments for income taxes, net(a)	$2,206	$6,415
Equipment financed under capital leases	$1,698	$428
Gross borrowings from revolver(a)	$3,633,000	$4,354,000
Gross repayments to revolver(a)	$3,383,000	$3,704,000
(a)	— Amounts are presented on a total company basis.

A significant component of cash provided by Other Liabilities of $101,133 for the twenty-six week period ended August 28, 2021 includes cash provided from an increase in accrued litigation of $34,954 and an increase in accrued payables to network pharmacies of $53,596.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Overview

We are a healthcare company with a retail footprint, providing our customers and communities with a high level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our Pharmacy Services segment. We accomplish our goal of delivering comprehensive care to our customers through our retail drugstores and our PBM, Elixir. We also offer fully integrated mail-order and specialty pharmacy services through Elixir Pharmacy. Additionally, through Elixir Insurance (“EI”), Elixir also serves seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide value and choice to customers, patients and payors and allows us to compete in today's evolving healthcare marketplace.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs and provides various other pharmacy services, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our over 2,500 retail pharmacy locations across 17 states. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmaceutical Purchasing and Delivery Agreement with McKesson, and the majority of our front-end products through our network of distribution centers.

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

Restructuring

Beginning in Fiscal 2019, we initiated a series of restructuring plans designed to reorganize our executive management team, reduce managerial layers, and consolidate roles. In March 2020, we announced the details of our RxEvolution strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in our front-end offering to free up working capital and update our merchandise assortment, assessing our pricing and promotional strategy, rebranding our retail pharmacy and pharmacy services business, launching our Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services segment both within the segment and across Rite Aid. Other strategic initiatives include the expansion of our digital business, replacing and updating the Company’s financial systems to improve efficiency, movement to a common client platform at Elixir and investments in talent in sales, underwriting and operations at Elixir.

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

In connection with the asset sale, we agreed to provide transition services to Buyer. Under the terms of the Transition Services Agreement (“TSA”), we provided various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. In connection with these services, we purchased the related inventory and incurred cash payments for the selling, general and administrative activities, which, we billed on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen and twenty-six week periods ended August 29, 2020 were $4.2 million and $35.2 million, respectively. We recorded WBA TSA fees of $0.4 million and $1.5 million during the thirteen and twenty-six week periods ended August 29, 2020, respectively, which are reflected as a reduction to selling, general and administrative expenses. In conjunction with the transfer of the final distribution center during the quarter ended May 30, 2020, we have substantially completed our obligations under the TSA.

Based on its magnitude and because we exited certain markets, the Sale represented a significant strategic shift that had a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale as required by GAAP.

Overview of Financial Results from Continuing Operations

Our net loss from continuing operations for the thirteen week period ended August 28, 2021 was $100.3 million or $1.86 per basic and diluted share compared to a net loss of $13.2 million or $0.25 per basic and diluted share for the thirteen week period ended August 29, 2020. Our net loss from continuing operations for the twenty-six week period ended August 28, 2021 was $113.4 million or $2.10 per basic and diluted share compared to a net loss of $85.9 million or $1.60 per basic and diluted share for the twenty-six week period ended August 29, 2020. The increase in net loss for the thirteen and twenty-six week period ended August 28, 2021 was due primarily to a decrease in Adjusted EBTIDA, higher litigation settlements, a higher loss on sale of assets, and a loss on debt modifications and retirements compared to a gain on debt modifications and retirements in the prior year second quarter. These items were partially offset by lower restructuring-related costs. Additionally, the prior year first quarter includes intangible asset impairment charges associated with the rebranding of Elixir.

Our Adjusted EBITDA from continuing operations for the thirteen and twenty-six week period ended August 28, 2021 was $106.2 million or 1.7% of revenues and $245.0 million or 2.0% of revenues, respectively, compared to $151.6 million or 2.5% of revenues and $259.0 million or 2.2% of revenues, respectively, for the thirteen and twenty-six week period ended August 29, 2020. The decline in Adjusted EBITDA for the thirteen week period ended August 28, 2021, was due to a decrease in the Retail Pharmacy segment, partially offset by an increase in the Pharmacy Services segment. Adjusted EBITDA decreased $53.0 million in the Retail Pharmacy segment driven by an increase in SG&A expenses due to cycling the benefit from the prior year change to modernize our associate paid time off (PTO) plans, incremental costs from recently acquired Bartell stores and incremental payroll and marketing costs incurred to drive COVID-19 vaccines. These items were partially offset by an increase in gross profit resulting from an increase in prescription volume. Adjusted EBITDA in the Pharmacy Services segment increased $7.5 million driven by increased gross profit resulting from improvements in our discount card business and good network management, partially offset by the impact from the loss in lives and cost pressures in the Elixir Insurance business. Prior year’s Adjusted EBITDA was negatively impacted by a reduction in gross profit related to a change in rebate aggregator at our MedTrak subsidiary.

The decline in Adjusted EBITDA for the twenty-six week period ended August 28, 2021 was due to a decrease in the Retail Pharmacy segment, partially offset by an increase in the Pharmacy Services segment. Adjusted EBITDA decreased $21.0 million in the Retail Pharmacy segment due primarily to an increase in SG&A expenses, partially offset by an increase in gross profit. Adjusted EBITDA in the Pharmacy Services segment increased $7.1 million driven by increased gross profit resulting from improvements in our discount card business and good network management. Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations-Continuing Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020

	(dollars in thousands except per share amounts)
Revenues(a)	$6,113,000	$5,981,970	$12,273,985	$12,009,346
Revenue growth	2.2%	11.5%	2.2%	11.8%
Net loss	$(100,301)	$(13,197)	$(113,358)	$(85,899)
Net loss per diluted share	$(1.86)	$(0.25)	$(2.10)	$(1.60)
Adjusted EBITDA(b)	$106,160	$151,603	$245,037	$258,995
Adjusted Net (Loss) Income (b)	$(21,966)	$13,536	$(1,033)	$11,526
Adjusted Net (Loss) Income per Diluted Share(b)	$(0.41)	$0.25	$(0.02)	$0.21
(a)	Revenues for the thirteen and twenty-six week periods ended August 28, 2021 exclude $62,431 and $125,410, respectively, of inter-segment activity that is eliminated in consolidation. Revenues for the thirteen and twenty-six week periods ended August 29, 2020 exclude $74,320 and $147,461, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 2.2% for the thirteen and twenty-six weeks ended August 28, 2021, compared to an increase of 11.5% and 11.8% for the thirteen and twenty-six weeks ended August 29, 2020, respectively. Revenues for the thirteen week period ended August 28, 2021 were positively impacted by a $259.3 million increase in Retail Pharmacy segment revenues, partially offset by a $140.2 million decrease in Pharmacy Services segment revenues. Revenues for the twenty-six week period ended August 28, 2021 were positively impacted by a $487.7 million increase in Retail Pharmacy segment revenues, partially offset by a $245.1 million decrease in Pharmacy Services segment revenues.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020

	(dollars in thousands)
Cost of revenues(a)	$4,867,076	$4,821,625	$9,743,186	$9,650,682
Gross profit	1,245,924	1,160,345	2,530,799	2,358,664
Gross margin	20.4%	19.4%	20.6%	19.6%
Selling, general and administrative expenses	$1,267,753	$1,116,142	$2,513,115	$2,313,289
Selling, general and administrative expenses as a percentage of revenues	20.7%	18.7%	20.5%	19.3%
Facility exit and impairment charges	11,353	11,528	20,184	15,281
Intangible asset impairment charges	—	—	—	29,852
Interest expense	48,592	50,007	97,713	100,554
Loss (gain) on debt modifications and retirements, net	2,839	(5,274)	3,235	(5,274)
Loss (gain) on sale of assets, net	12,378	1,092	5,820	(1,168)
(a)	Cost of revenues for the thirteen and twenty-six week periods ended August 28, 2021 exclude $62,431 and $125,410, respectively, of inter-segment activity that is eliminated in consolidation. Cost of revenues for the thirteen and twenty-six week periods ended August 29, 2020 exclude $74,320 and $147,461, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit increased by $85.6 million for the thirteen week period ended August 28, 2021 compared to the thirteen week period ended August 29, 2020. Gross profit increased by $172.1 million for the twenty-six week period ended August 28, 2021 compared to the twenty-six week period ended August 29, 2020. Gross profit for the thirteen week period ended August 28, 2021 includes an increase of $78.4 million in our Retail Pharmacy segment and an increase of $7.1 million in our Pharmacy Services segment. Gross profit for the twenty-six week period ended August 28, 2021 includes an increase of $166.8 million in our Retail Pharmacy segment and an increase of $5.3 million in our Pharmacy Services segment. Gross margin was 20.4% for the thirteen week period ended August 28, 2021 compared to 19.4% for the thirteen week period ended August 29, 2020. Gross margin was 20.6% for the twenty-six week period ended August 28, 2021 compared to 19.6% for the twenty-six week period ended August 29, 2020. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A increased by $151.6 million and $199.8 million for the thirteen and twenty-six week period ended August 28, 2021, respectively, compared to the thirteen and twenty-six week period ended August 29, 2020. The increase in SG&A for the thirteen week period ended August 28, 2021 includes an increase of $133.3 million relating to our Retail Pharmacy segment and an increase of $18.3 million relating to our Pharmacy Services segment. The increase in SG&A for the twenty-six week period ended August 28, 2021 includes an increase of $180.3 million relating to our Retail Pharmacy segment and an increase of $19.5 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week		Twenty-Six Week
	Period Ended		Period Ended
	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020
Impairment charges	$6,736	$9,230	$11,049	$11,433
Facility exit charges	4,617	2,298	9,135	3,848
	$11,353	$11,528	$20,184	$15,281

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Lease Termination and Impairment Charges” included in our Fiscal 2021 10-K for a detailed description of our impairment and lease termination methodology for fiscal 2021.

Interest Expense

Interest expense was $48.6 million and $97.7 million for the thirteen and twenty-six week period ended August 28, 2021, respectively, compared to $50.0 million and $100.6 million for the thirteen and twenty-six week period ended August 29, 2020, respectively. The weighted average interest rate on our indebtedness for the twenty-six week periods ended August 28, 2021 and August 29, 2020 was 5.1% and 4.9%, respectively.

Income Taxes

We recorded an income tax expense from continuing operations of $3.3 million and $0.05 million for the thirteen week periods ended August 28, 2021 and August 29, 2020, respectively. We recorded an income tax expense from continuing operations of $4.1 million and an income tax benefit from continuing operations of $8.0 million for the twenty-six week periods ended August 28, 2021 and August 29, 2020, respectively. The effective tax rate for the thirteen week periods ended August 28, 2021 and August 29, 2020 was (3.4)% and (0.4)%, respectively. The effective tax rate for the twenty-six week periods ended August 28, 2021 and August 29, 2020 was (3.7)% and 8.5%, respectively. The effective tax rate for the thirteen and twenty-six week periods ended August 28, 2021 was net of an adjustment of (22.9)% and (22.4)%, respectively, to adjust the valuation allowance against deferred tax assets. The effective tax rate for the thirteen and twenty-six week periods ended August 29, 2020 was net of an adjustment of 7.6% and (8.1)%, respectively, to adjust the valuation allowance against deferred tax assets.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $1,683.8 million and $1,657.6 million, which relates to federal and state deferred tax assets that may not be realized based on our future projections of taxable income at August 28, 2021 and February 27, 2021, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
August 28, 2021:
Revenues	$4,277,218	$1,898,213	$(62,431)	$6,113,000
Gross Profit	1,140,362	105,562	—	1,245,924
Adjusted EBITDA(*)	69,369	36,791	—	106,160
August 29, 2020:
Revenues	$4,017,912	$2,038,378	$(74,320)	$5,981,970
Gross Profit	1,061,913	98,432	—	1,160,345
Adjusted EBITDA(*)	122,340	29,263	—	151,603
Twenty-Six Week Period Ended
August 28, 2021:
Revenues	$8,628,900	$3,770,495	$(125,410)	$12,273,985
Gross Profit	2,310,296	220,503	—	2,530,799
Adjusted EBITDA(*)	164,283	80,754	—	245,037
August 29, 2020:
Revenues	$8,141,183	$4,015,624	$(147,461)	$12,009,346
Gross Profit	2,143,449	215,215	—	2,358,664
Adjusted EBITDA(*)	185,322	73,673	—	258,995
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020

	(dollars in thousands)
Revenues	$4,277,218	$4,017,912	$8,628,900	$8,141,183
Revenue growth	6.5%	4.4%	6.0%	5.6%
Same store sales growth	2.6%	3.5%	2.0%	5.1%
Pharmacy sales growth	10.5%	3.9%	12.3%	3.1%
Same store prescription count growth, adjusted to 30-day equivalents	7.1%	2.6%	9.2%	1.5%
Same store pharmacy sales growth	5.0%	2.3%	6.6%	2.3%
Pharmacy sales as a % of total retail sales	69.2%	66.8%	69.3%	65.5%
Front-end sales (decline) growth	(1.2)%	5.7%	(5.7)%	10.8%
Same store front-end sales (decline) growth	(2.8)%	4.6%	(7.7)%	9.4%
Front-end sales as a % of total retail sales	30.8%	33.2%	30.7%	34.5%
Adjusted EBITDA(*)	$69,369	$122,340	$164,283	$185,322
Store data:
Total stores (beginning of period)	2,506	2,457	2,510	2,461
New stores	—	—	1	—
Store acquisitions	1	—	1	—
Closed stores	(6)	(7)	(11)	(11)
Total stores (end of period)	2,501	2,450	2,501	2,450
Relocated stores	—	—	—	—
Remodeled and expanded stores	—	1	6	2

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 6.5% for the thirteen weeks ended August 28, 2021 compared to an increase of 4.4% for the thirteen weeks ended August 29, 2020. The increase in revenues for the thirteen week period ended August 28, 2021 was primarily a result of an increase in same store sales and incremental sales from our recently acquired Bartell stores.

Pharmacy same store sales increased by 5.0% for the thirteen week period ended August 28, 2021 compared to an increase of 2.3% in the thirteen week period ended August 29, 2020. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 7.1% for the thirteen week period ended August 28, 2021 driven primarily by our COVID-19 vaccination program and increases in other acute and maintenance prescriptions.

Front-end same store sales decreased 2.8% during the thirteen week period ended August 28, 2021 compared to an increase of 4.6% during the thirteen week period ended August 29, 2020. Front-end same store sales, excluding cigarettes and tobacco products, decreased 2.4%. On a 2-year stack basis, front-end same store sales, excluding cigarettes and tobacco products, increased 3.0%, driven by increase in vitamins, color cosmetics and baby care resulting from our work to enhance the assortment in these categories.

Revenues increased 6.0% for the twenty-six weeks ended August 28, 2021 compared to an increase of 5.6% for the twenty-six weeks ended August 29, 2020. The increase in revenues for the twenty-six week period ended August 28, 2021 was primarily a result of an increase in same store sales and incremental sales from our recently acquired Bartell stores.

Pharmacy same store sales increased by 6.6% for the twenty-six week period ended August 28, 2021 compared to an increase of 2.3% in the twenty-six week period ended August 29, 2020. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 9.2% for the twenty-six week period ended August 28, 2021 driven primarily by our COVID-19 vaccination program and increases in other acute and maintenance prescriptions.

Front-end same store sales decreased 7.7% during the twenty-six week period ended August 28, 2021 compared to an increase of 9.4% during the twenty-six week period ended August 29, 2020. Front-end same store sales, excluding cigarettes and tobacco products, decreased 7.2%, driven by decreases in general cleaning products, sanitizers, wipes, paper products, liquor, and over-the-counter products resulting from the pandemic driven surge in the prior year quarter.

We include in same store sales all stores that have been open at least one year. Relocated and acquired stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020

	(dollars in thousands)
Cost of revenues	$3,136,856	$2,955,999	$6,318,604	$5,997,734
Gross profit	1,140,362	1,061,913	2,310,296	2,143,449
Gross margin	26.7%	26.4%	26.8%	26.3%
FIFO gross profit(*)	1,136,369	1,053,163	2,302,310	2,122,633
FIFO gross margin(*)	26.6%	26.2%	26.7%	26.1%
Selling, general and administrative expenses	$1,163,352	$1,030,075	2,319,391	2,139,051
Selling, general and administrative expenses as a percentage of revenues	27.2%	25.6%	26.9%	26.3%

(*)  See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit increased $78.4 million for the thirteen week period ended August 28, 2021 compared to the thirteen week period ended August 29, 2020. The increase in gross profit was driven by higher pharmacy same stores sales, partially offset by pharmacy reimbursement rate pressures that were not fully offset by generic drug cost reductions and a decline in front end gross profit as we cycled the impact of the prior year’s COVID-19 buying surge.

Gross profit increased $166.8 million for the twenty-six week period ended August 28, 2021 compared to the twenty-six week period ended August 29, 2020. The increase in gross profit was driven by higher pharmacy same stores sales in the current year, incremental gross profit from our recently acquired Bartell stores, and cycling a prior year restructuring charge of $25.8 million related to exiting product lines as part of our rebranding initiatives. These increases were partially offset by pharmacy reimbursement rate pressures that were not fully offset by generic drug cost reductions and a decline in front end gross profit as we cycled the impact of the prior year’s COVID-19 buying surge.

Gross margin was 26.7% of sales for the thirteen week period ended August 28, 2021 compared to 26.4% of sales for the thirteen week period ended August 29, 2020. The improvement in gross margin as a percentage of revenues is due primarily to higher gross margin associated with COVID-19 vaccines. These improvements are partially offset by continued pharmacy reimbursement rate pressures that were not fully offset by generic drug cost reductions.

Gross margin was 26.8% of sales for the twenty-six week period ended August 28, 2021 compared to 26.3% of sales for the twenty-six week period ended August 29, 2020. The improvement in gross margin as a percentage of revenues is due primarily to higher gross margin associated with COVID-19 vaccines and the cycling of the prior year restructuring charge and markdowns related to the prior year’s COVID-19 buying surge. These improvements are partially offset by continued pharmacy reimbursement rate pressures that were not fully offset by generic drug cost reductions.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO credits were $4.0 million and $8.0 million for the thirteen and twenty-six week periods ended August 28, 2021, respectively, compared to LIFO credits of $8.8 million and $20.8 million for the thirteen and twenty-six week periods ended August 29, 2020, respectively. The LIFO credit in the thirteen week period ended August 28, 2021 was mostly due to the planned reduction in front-end inventory, partially offset by higher anticipated front-end inflation in fiscal 2022.

Selling, General and Administrative Expenses

SG&A expenses increased $133.3 million for the thirteen week period ended August 28, 2021 due primarily to cycling the prior year change to modernize our PTO plan, incremental costs from our recently acquired Bartell stores, costs incurred to support our COVID-19 vaccination program and litigation settlements. SG&A expenses as a percentage of revenues for the thirteen week period ended August 28, 2021 was 27.2% compared to 25.6% for the thirteen week period ended August 29, 2020. The increase is due primarily to the items noted above.

SG&A expenses increased $180.3 million for the twenty-six week period ended August 28, 2021 due primarily to cycling the prior year change to modernize our PTO plan, incremental costs from our recently acquired Bartell stores, costs incurred to support our COVID-19 vaccination program and litigation settlements, partially offset by labor savings due to the cycling of the prior year’s Hero Pay and Hero Bonus programs and the COVID-19 buying surge. SG&A expenses as a percentage of revenues for the twenty-six week period ended August 28, 2021 was 26.9% compared to 26.3% for the twenty-six week period ended August 29, 2020. The increase is due primarily to the items noted above.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020

	(dollars in thousands)
Revenues	$1,898,213	$2,038,378	$3,770,495	$4,015,624
Revenue (decline) growth	(6.9)%	29.1%	(6.1)%	27.7%
Adjusted EBITDA(*)	$36,791	$29,263	$80,754	$73,673

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased $140.2 million for the thirteen week period ended August 28, 2021 compared to the thirteen week period ended August 29, 2020. Revenues decreased $245.1 million for the twenty-six week period ended August 28, 2021 compared to the twenty-six week period ended August 29, 2020. The decrease in revenues was primarily the result of a decrease in membership in the PBM business and a decrease in Elixir Insurance membership.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020

	(dollars in thousands)
Cost of revenues	$1,792,651	$1,939,946	$3,549,992	$3,800,409
Gross profit	105,562	98,432	220,503	215,215
Gross margin	5.6%	4.8%	5.8%	5.4%
Selling, general and administrative expenses	$104,401	$86,067	193,724	174,238
Selling, general and administrative expenses as a percentage of revenues	5.5%	4.2%	5.1%	4.3%

Gross Profit and Cost of Revenues

Gross profit increased $7.1 million for the thirteen week period ended August 28, 2021 compared to the thirteen week period ended August 29, 2020. The increase in gross profit is primarily due to improvements in our discount card business and good network management, partially offset by the impact from the loss in lives and cost pressures in the Elixir Insurance business.

Gross profit increased $5.3 million for the twenty-six week period ended August 28, 2021 compared to the twenty-six week period ended August 29, 2020. The increase in gross profit is primarily due to improvements in our discount card business and good network management, partially offset by the impact from the loss in lives and cost pressures in the Medicare Part D business. Additionally, the prior year’s gross profit was negatively impacted by a change in rebate aggregator at our MedTrak subsidiary.

Gross margin was 5.6% of sales for the thirteen week period ended August 28, 2021 compared to 4.8% of sales for the thirteen week period ended August 29, 2020. The improvement in gross margin is due primarily to improvements in our discount card business and good network management, partially offset by an increase in the medical loss ratio tied to our Medicare Part D business.

Gross margin was 5.8% of sales for the twenty-six week period ended August 28, 2021 compared to 5.4% of sales for the twenty-six week period ended August 29, 2020. The improvement in gross margin is due primarily to improvements in our discount card business and good network management, partially offset by an increase in the medical loss ratio tied to our Medicare Part D business.

Selling, General and Administrative Expenses

SG&A expenses increased $18.3 million for the thirteen week period ended August 28, 2021 compared to the thirteen week period ended August 29, 2020 due primarily to increased litigation settlements, restructuring charges and higher discount card program costs, partially offset by further consolidation of administrative functions. SG&A expenses as a percentage of revenue was 5.5% for the thirteen week period ended August 28, 2021 compared to 4.2% for the thirteen week period ended August 29, 2020. The increase in the thirteen week period selling, general and administrative expenses as a percentage of revenues is due primarily to the items noted above and the loss of sales volume.

SG&A expenses increased $19.5 million for the twenty-six week period ended August 28, 2021 compared to the twenty-six week period ended August 29, 2020 due primarily to increased litigation settlements, restructuring charges and higher discount card program costs, partially offset by further consolidation of administrative functions. SG&A expenses as a percentage of revenue was 5.1% for the twenty-six week period ended August 28, 2021 compared to 4.3% for the twenty-six week period ended August 29, 2020. The increase in the twenty-six week period selling, general and administrative expenses as a percentage of revenues is due primarily to the items noted above and the loss of sales volume.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our revolving credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of August 28, 2021 was $1,690.5 million, which consisted of revolver borrowing capacity of $1,576.4 million and invested cash of $114.1 million.

Credit Facilities

On December 20, 2018, we entered into a senior secured credit agreement (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Credit Agreement”; and the Credit Agreement, as further amended by the Second Amendment (as defined below), the “Amended Credit Agreement”), which Credit Agreement provided for facilities consisting of a $2.7 billion senior secured asset-based revolving credit facility (“Initial Senior Secured Revolving Credit Facility”) and a $450.0 million “first-in, last out” senior secured term loan facility (“Initial Senior Secured Term Loan,” and together with the Initial Senior Secured Revolving Credit Facility, collectively, the “Initial Facilities”). In December 2018, we used proceeds from the Initial Facilities to refinance our prior $2.7 billion existing credit agreement.

On August 20, 2021, we entered in to the Second Amendment to Credit Agreement (the “Second Amendment”), which, among other things, amended the Credit Agreement to provide for a $2.8 billion senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a $350 million “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan,” and together with the Senior Secured Revolving Credit Facility, collectively, the “Amended Facilities”) and incorporate customary “hardwired” LIBOR transition provisions. The Amended Facilities extend our debt maturity profile and provide additional liquidity. Borrowings under the Senior Secured Revolving Credit Facility bear interest at a rate per annum equal to, at our option, (x) a base rate (determined in a customary manner) plus a margin of between 0.25% to 0.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of between 1.25% and 1.75%, in each case based upon the Average ABL Availability (as defined in the Amended Credit Agreement).  Borrowings under the Senior Secured Term Loan bear interest at a rate per annum equal to, at our option, of (x) a base rate (determined in a customary manner) plus a margin of 1.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of 2.75%.  We are required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Senior Secured Revolving Credit Facility, depending on Average ABL Availability.  The Amended Facilities are scheduled to mature on August 20, 2026 (subject to a springing maturity if certain of our existing secured notes are not refinanced or repaid prior to the date that is 91 days prior to the stated maturity thereof).

Our borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 28, 2021, we had approximately $1,450.0 million of borrowings outstanding under the Amended Facilities and had letters of credit outstanding under the Senior Secured Revolving Credit Facility in a face amount of approximately $123.6 million, which resulted in remaining borrowing capacity under the Senior Secured Revolving Credit Facility of $1,576.4 million. If at any time the total credit exposure outstanding under the Senior Secured Revolving Credit Facility exceeds the borrowing base, we will be required to repay amounts outstanding to eliminate such shortfall.

The Amended Credit Agreement restricts us and all of our subsidiaries, including the subsidiaries that guarantee our obligations under the Amended Facilities, the secured guaranteed notes and unsecured guaranteed notes (collectively, the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store and lockbox deposit accounts and cash necessary to cover our current liabilities). The Amended Credit Agreement also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (i) an event of default exists under the Amended Facilities or (ii) the sum of our borrowing capacity under our Senior Secured

Revolving Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $275.0 million for three consecutive business days or less than or equal to $200.0 million on any day (a “cash sweep period”), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Amended Facilities, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of the Amended Facilities.

Our obligations under the Amended Facilities and the Subsidiary Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivable, inventory, prescription files (including eligible script lists), intellectual property (prior to the repayment of the Senior Secured Term Loan) and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL priority collateral”) and (ii) a second-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and all other assets that do not constitute ABL priority collateral, in each case, subject to customary exceptions and limitations.

The Amended Credit Agreement allows us to have outstanding, at any time, up to an aggregate principal amount of $1.5 billion in secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Amended Facilities and other existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest maturity date of any Term Loan or Other Revolving Commitment (each as defined in the Amended Credit Agreement) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date). Subject to the limitations described in the immediately preceding sentence, the Amended Credit Agreement additionally allows us to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Amended Credit Agreement) is not in effect; provided, however, that certain of our other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Amended Credit Agreement also contains certain restrictions on the amount of secured first priority debt we are able to incur. The Amended Credit Agreement also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Amended Facilities are not in default and we maintain availability under our revolver of more than $365.0 million.

The Amended Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200.0 million or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of August 28, 2021, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the Amended Credit Agreement’s financial covenant. The Amended Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

The Amended Credit Agreement provides for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repayment repurchase, redemption or defeasance of such debt.

The indentures that govern our guaranteed unsecured notes and our guaranteed secured notes contain restrictions on the amount of additional secured and unsecured debt that we may incur. As of August 28, 2021, we had the ability to (i) draw the full amount under our revolving credit facility, or (ii) incur additional secured debt. In addition, we have the ability to enter into certain sale and leaseback transactions. The ability to issue additional unsecured debt under the indenture is generally governed by an interest coverage ratio test. As of August 28, 2021, we had the ability to issue additional secured and unsecured debt under the indentures governing our unguaranteed unsecured notes.

Guarantor Summarized Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q, have guaranteed our obligations under the 6.125% Notes and the 7.500% Notes (collectively, the "Guaranteed Notes"). As discussed in Note 12 to the condensed consolidated financial statements, the Guaranteed Notes were issued by us, as the parent company, and are guaranteed by substantially all of the parent company’s consolidated subsidiaries (the “guarantors” or “Subsidiary Guarantors”) except for EI (the “non-guarantor”). The parent company and guarantors are referred to as the “obligor group”. The Subsidiary Guarantors fully and unconditionally and jointly and severally guarantee the Guaranteed Notes. The 6.125% Notes and the obligations under the related guarantees are unsecured. The 7.500% Notes and the obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and other collateral to the extent it does not constitute ABL priority collateral (as defined below), and (ii) a second-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivables, payment intangibles, inventory, prescription files (including eligible script lists) and, intellectual property (prior to the repayment of the Senior Secured Term Loan) (collectively, the “ABL priority collateral”), which, in each case, also secure the Amended Facilities.

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

	August 28,	February 27,
In millions	2021	2021
Due from EI	$166.8	$96.1
Other current assets	3,608.3	3,431.8
Total current assets	$3,775.1	$3,527.9

Operating lease right-of-use assets	$2,974.8	$3,064.1
Goodwill	1,108.1	1,108.1
Other noncurrent assets	1,455.9	1,604.2
Total noncurrent assets	$5,538.8	$5,776.4

Due to EI	$—	$—
Other current liabilities	2,753.7	2,579.9
Total current liabilities	$2,753.7	$2,579.9

Long-term debt less current maturities	$3,114.4	$3,063.1
Long-term operating lease liabilities	2,728.4	2,829.3
Other noncurrent liabilities	212.3	216.9
Total noncurrent liabilities	$6,055.1	$6,109.3

	Thirteen Week Period Ended	Twenty-Six Week Period Ended
In millions	August 28, 2021	August 28, 2021
Revenues (a)	$5,968.3	$11,987.3
Cost of revenues (b)	4,720.0	9,456.1
Gross profit	1,248.3	2,531.2

Net (loss) income from continuing operations	(75.4)	8.9
Net income from discontinued operations	—	—
Net loss	$(75.4)	$8.9

Net loss attributable to Rite Aid	$(100.3)	$(113.4)
(a)	Includes $(4.9) million and $17.3 million of revenues generated from the non-guarantor for the thirteen and twenty-six week periods ended August 28, 2021, respectively.
(b)	Includes $(5.0) million and $17.2 million of cost of revenues incurred in transactions with the non-guarantor for the thirteen and twenty-six week periods ended August 28, 2021, respectively.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash provided by operating activities was $39.6 million compared to cash used in operating activities of $476.6 million for the twenty-six week periods ended August 28, 2021 and August 29, 2020, respectively. Operating cash flow was positively impacted by the timing of payments to Elixir’s pharmacy network and increases in litigation and other operating expense accruals, partially offset by growth in our CMS receivable during the twenty-six week period ended August 28, 2021. The improvement in cash provided by operating activities compared to the prior year is due primarily to the acceleration of the sale of our CMS receivable, and changes in operating assets and liabilities due to timing.

Cash used in investing activities was $90.5 million and $58.8 million for the twenty-six week periods ended August 28, 2021 and August 29, 2020, respectively. Cash used for the purchase of property, plant, and equipment was higher than the prior year due to signage costs associated with our store rebranding activities in the current year. During the twenty-six week period ended August 28, 2021, we remodeled six stores, spent $14.5 million on prescription file purchases, received proceeds of $14.2 million from sale-leaseback transactions and received proceeds of $10.4 million associated with insurance claims.

Cash flow provided by financing activities was $36.6 million and $397.8 million for the twenty-six week periods ended August 28, 2021 and August 29, 2020, respectively. Cash used in financing activities for the twenty-six weeks ended August 28, 2021 reflects the amendment and extension of our Senior Secured Revolving Credit Facility and Senior Secured Term Loan and incremental revolver borrowings, partially offset by the repayment of our 6.125% Notes.

Capital Expenditures

During the thirteen and twenty-six week periods ended August 28, 2021 and August 29, 2020 capital expenditures were as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020

New store construction, store relocation and store remodel projects	$25,667	$9,964	$58,960	$16,696
Technology enhancements, improvements to distribution centers and other corporate requirements	20,525	24,662	46,396	46,389
Purchase of prescription files from other retail pharmacies	9,043	11,857	14,479	22,572
Total capital expenditures	$55,235	$46,483	$119,835	$85,657

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions, including those resulting from COVID-19; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolver and other sources of liquidity will be adequate to meet our requirements for working capital, debt service, capital expenditures and other strategic investments at least for the next twelve months. Based on our liquidity position, which we expect to remain strong, we do not expect to be subject to the minimum fixed charge covenant in the Amended Facilities in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances, and we may evaluate alternative sources of liquidity, including further opportunities related to any receivable due to us from CMS, sale and leaseback transactions, and other transactions to optimize our asset base. From time to time, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for shares of common stock or other debt securities (including additional secured debt), issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or seek to refinance our outstanding debt (including the Amended Facilities) or may otherwise seek transactions to reduce interest expense and extend debt maturities. We may also look to make additional investments in our business to further our strategic objectives, including targeted acquisitions. Any of these transactions could impact our financial results.

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

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the thirteen and twenty-six week periods ended August 28, 2021 and August 29, 2020:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020

	(dollars in thousands)
Net loss from continuing operations	$(100,301)	$(13,197)	$(113,358)	$(85,899)
Interest expense	48,592	50,007	97,713	100,554
Income tax expense (benefit)	3,310	47	4,090	(7,971)
Depreciation and amortization	73,859	87,117	149,718	166,220
LIFO credit	(3,993)	(8,750)	(7,986)	(20,816)
Facility exit and impairment charges	11,353	11,528	20,184	15,281
Intangible asset impairment charges	—	—	—	29,852
Loss (gain) on debt modifications and retirements, net	2,839	(5,274)	3,235	(5,274)
Merger and Acquisition‑related costs	4,591	—	8,477	—
Stock-based compensation expense	5,792	3,936	8,603	5,810
Restructuring-related costs	9,584	23,186	15,516	58,921
Inventory write-downs related to store closings	798	1,058	1,270	1,892
Litigation settlements	34,212	—	48,212	—
Loss (gain) on sale of assets, net	12,378	1,092	5,820	(1,168)
Other	3,146	853	3,543	1,593
Adjusted EBITDA from continuing operations	$106,160	$151,603	$245,037	$258,995

The following is a reconciliation of our net income (loss) from continuing operations to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share for the thirteen and twenty-six week periods ended August 28, 2021 and August 29, 2020. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, non-recurring litigation settlements, gains or losses on debt modifications and retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, and restructuring-related costs. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of

Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods.

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 28,	August 29,	August 28,	August 29,
	2021	2020	2021	2020

	(dollars in thousands)
Net loss	$(100,301)	$(13,197)	$(113,358)	$(85,899)
Add back - Income tax expense (benefit)	3,310	47	4,090	(7,971)
Loss before income taxes	(96,991)	(13,150)	(109,268)	(93,870)
Adjustments:
Amortization expense	19,953	22,695	40,413	47,115
LIFO credit	(3,993)	(8,750)	(7,986)	(20,816)
Intangible asset impairment charges	—	—	—	29,852
Loss (gain) on debt modifications and retirements, net	2,839	(5,274)	3,235	(5,274)
Merger and Acquisition‑related costs	4,591	—	8,477	—
Restructuring-related costs	9,584	23,186	15,516	58,921
Litigation settlements	34,212	—	48,212	—
Adjusted (loss) income before income taxes	(29,805)	18,707	(1,401)	15,928
Adjusted income tax (benefit) expense (a)	(7,839)	5,171	(368)	4,402
Adjusted net (loss) income	(21,966)	$13,536	$(1,033)	$11,526
Net loss per diluted share	$(1.86)	$(0.25)	$(2.10)	$(1.60)
Adjusted net (loss) income per diluted share	$(0.41)	$0.25	$(0.02)	$0.21
(a)	The fiscal year 2022 and 2021 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL’s, state credits and valuation allowance, was used for the thirteen and twenty-six weeks ended August 28, 2021 and August 29, 2020, respectively.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of August 28, 2021.

								Fair Value at
	2022	2023	2024	2025	2026	Thereafter	Total	August 28, 2021

	(Dollars in thousands)
Long-term debt, including current portion, excluding financing lease obligations
Fixed Rate	$—	$—	$—	$—	$600,000	$1,116,305	$1,716,305	$1,784,664
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	7.50%	7.91%	7.76%
Variable Rate	$—	$—	$—	$—	$—	$1,450,000	$1,450,000	$1,450,000
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	1.95%	1.95%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of August 28, 2021, our annual interest expense would change by approximately $14.5 million.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 17, Commitments, Contingencies and Guarantees, of the Consolidated Condensed Financial Statements of this Quarterly Report.

ITEM 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I — Item 1A. Risk Factors” in our Fiscal 2021 10-K, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of common stock during the second quarter of fiscal 2022.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced	Purchased under the
Fiscal period:	Repurchased	Per Share	Plans or Programs	Plans or Programs
May 30, 2021 to June 26, 2021	2	$20.14	—	—
June 27 to July 24, 2021	103	$14.63	—	—
July 25 to August 28, 2021	41	$15.33	—	—

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

(a)	The following exhibits are filed as part of this report.

Exhibit Numbers		Description	Incorporation By Reference To
2.1	**	Amended and Restated Asset Purchase Agreement, dated September 18, 2017, among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Walgreen Co.	Exhibit 2.1 to Form 8-K, filed on September 19, 2017
2.2		Receivable Purchase Agreement, dated as of February 19, 2020, by and between Envision Insurance Company and Part D Receivable Trust 2020-1 (Series A)	Exhibit 2.1 to Form 8-K, filed on February 21, 2020
2.3		Indemnity Agreement, dated as of February 19, 2020 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series A)	Exhibit 2.2 to Form 8-K, filed on February 21, 2020
3.1		Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 8-K, filed on April 18, 2019

Exhibit Numbers	Description	Incorporation By Reference To
3.2	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on April 17, 2020
4.1	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
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
4.12

Supplemental Indenture, dated as of August 27, 2021, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of February 5, 2020, related to the Company’s 7.500% Senior Secured Notes due 2025

Filed herewith
4.13

Supplemental Indenture, dated as of July 27, 2021, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 27, 2020, related to the Company’s 8.000% Senior Secured Notes due 2026

Filed herewith
10.1	†	2010 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.2	†	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.3	†	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan	Exhibit 10.8 to Form 10-K, filed on April 23, 2013
10.4	†	2012 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
10.5	†	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan	Exhibit 10.10 to Form 10-K, filed on April 23, 2013
10.6	†	2014 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 23, 2014
10.7	†	Form of Award Agreement	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.8	†	Executive Incentive Plan for Officers of Rite Aid Corporation	Exhibit 10.1 to Form 8-K, filed on February 24, 2012
10.9	†	Employment Agreement by and between Rite Aid Corporation and Jocelyn Konrad dated as of August 18, 2015	Exhibit 10.1 to Form 10-Q, filed on January 6, 2016
10.10		Credit Agreement, dated as of December 20, 2018, among Rite Aid Corporation, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on December 20, 2018
10.11		First Amendment to Credit Agreement, dated as of January 6, 2020, among Rite Aid Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on January 7, 2020
10.12		Second Amendment Credit Agreement, dated as of August 20, 2021, among Rite Aid Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent	Exhibit 9.01 to Form 8-K, filed on August 23, 2021

Exhibit Numbers		Description	Incorporation By Reference To
10.13

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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.14	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Jocelyn Z. Konrad, dated as of March 12, 2019	Exhibit 10.32 to Form 10-Q, filed on July 11, 2019
10.15	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.16	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019	Exhibit 10.34 to Form 10-Q, filed on July 11, 2019
10.17	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017	Exhibit 10.35 to Form 10-Q, filed on July 11, 2019
10.18	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016	Exhibit 10.36 to Form 10-Q, filed on July 11, 2019
10.19	†	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001	Exhibit 10.37 to Form 10-Q, filed on July 11, 2019
10.20	†*	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.21	†**	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.22	†	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019	Exhibit 10.2 to Form 8-K, filed on August 12, 2019
10.23	†	Employment Agreement dated October 2, 2019 by and between Rite Aid Corporation and James Peters	Exhibit 10.1 to Form 8-K, filed on October 2, 2019
10.24	†	Employment Agreement by and between Rite Aid Corporation and James J. Comitale, dated as of October 26, 2015	Exhibit 10.41 to Form 10-K filed on April 27, 2020
10.25	†	Amendment to Employment Agreement by and between James J. Comitale, dated November 6, 2019	Exhibit 10.42 to Form 10-K filed on April 27, 2020
10.26	†	Employment Agreement by and between Rite Aid Corporation and Jessica Kazmaier, dated as of March 12, 2019	Exhibit 10.43 to Form 10-K filed on April 27, 2020
10.27	†	Amendment to Employment Agreement by and between Jessica Kazmaier, dated November 6, 2019	Exhibit 10.44 to Form 10-K filed on April 27, 2020
10.28	†	Employment Agreement by and between Justin Mennen, dated as of December 7, 2018	Exhibit 10.45 to Form 10-K filed on April 27, 2020
10.29	†	Amendment to Employment Agreement by and between Justin Mennen, dated November 6, 2019	Exhibit 10.46 to Form 10-K filed on April 27, 2020
10.30	†	Employment Agreement by and between Rite Aid Corporation and Andre Persaud, dated as of January 28, 2020	Exhibit 10.47 to Form 10-K filed on April 27, 2020

Exhibit Numbers		Description	Incorporation By Reference To
10.31	†	Employment Agreement by and between RxOptions, LLC and Dan Robson, dated as of December 12, 2019	Exhibit 10.48 to Form 10-K filed on April 27, 2020
10.32	†	Separation Agreement by and between Rite Aid Corporation and James C. Comitale, as of May 21, 2020	Exhibit 10.45 to Form 10-Q filed on July 2, 2020
10.33	†	Employment Agreement by and between Rite Aid Corporation and Paul D. Gilbert, as of July 29, 2020	Exhibit 10.46 to Form 10-Q filed on October 6, 2020
10.34	†*	Separation Agreement by and between Rite Aid Corporation and Dan Robson, as of January 27, 2021	Exhibit 10.32 to Form 10-K filed on April 27, 2021
10.35	†	Rite Aid Corporation Amended and Restated 2020 Omnibus Equity Plan	Appendix B-1 to Schedule 14A (Definitive Proxy Statement) filed on May 20, 2021
10.36	†	Form Award Agreement (Executive) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.2 to Form 8-K filed on July 8, 2020
10.37	†	Form Award Agreement (Non-employee Director) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.3 to Form 8-K filed on July 8, 2020
22		List of Subsidiary Guarantors	Filed herewith
31.1		Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2		Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32		Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH		XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104		Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

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

†     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 5, 2021	RITE AID CORPORATION

	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Executive Vice President and Chief Financial Officer

Date: October 5, 2021	By:	/s/ BRIAN T. HOOVER
Brian T. Hoover
Senior Vice President and Chief Accounting Officer