Form 10-Q
period 2021-11-27
RITE AID CORP
filed 2022-01-05
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2021

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

The registrant had 55,782,174 shares of its $1.00 par value common stock outstanding as of December 17, 2021.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	the impact of widespread health developments, including the continued impact of the global coronavirus (“COVID-19”) pandemic, and the governmental responses thereto and the reinstitution of more stringent regulations, the changing consumer behavior and preferences (including vaccine hesitancy, the emergence of new variants and the availability and administration of pediatric and booster vaccinations), and the impact of those things on the broader economy, financial and labor markets, wages, availability and access to credit and capital, our front-end and pharmacy operations and services, supply chain including shipping delays, container and trucker shortages, port congestion and other logistics problems, our associates and executive and administrative personnel, our third-party service providers (including suppliers, vendors and business partners), and customers. The COVID-19 pandemic may result in further shutdowns or have a negative impact on our cough, cold and flu sales. In addition, continued shortages of pharmacists and pharmacy technicians, and the impact of potential vaccine mandates in the markets in which we operate, may inhibit our ability to maintain store hours at preferred levels. Any of these developments could result in a material adverse effect on our business, financial conditions and results of operations;

●	our ability to successfully implement our RxEvolution strategy, attract and retain a sufficient number of our target consumers, integrate operations such as Elixir and any acquisitions, implement and integrate information technology and digital services, obtain permits required for store remodels, and improve the operating performance of our stores and pharmacy benefit management (“PBM”) operations;

●	our high level of indebtedness, the ability to refinance such indebtedness on acceptable terms, and our ability to satisfy our obligations and the other covenants contained in our debt agreements;

●	the nature, cost and outcome of pending and future litigation, other legal or regulatory proceedings, or governmental investigations, including those related to Opioids, “usual and customary” pricing or other matters;

●	general competitive, economic, industry, market, political (including healthcare reform) and regulatory conditions, including impacts of inflation or other pricing environment factors on the Company's costs and our ability to pass on price increases to our customers, including as a result of inflationary and deflationary pressures, a decline in consumer spending or deterioration in consumer financial position, whether due to inflation or other factors, as well as other factors specific to the markets in which we operate;

●	the severity and resulting impact of the cough, cold and flu season;

●	the impact on retail pharmacy business as PBM payors incent or mandate movement away from retail pharmacies to PBM mail order pharmacies;

●	our ability to achieve the benefits of our efforts to reduce the costs of our generic drugs;

●	the risk that changes in federal or state laws or regulations, including to those relating to labor or wages, the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection or the Affordable Care Act (or “ACA”), and decisions of agencies and courts including the United States Supreme Court regarding those and other matters relevant to the Company or its operations, and any regulations enacted thereunder may occur;

●	the impact of the loss of one or more major third party payor contracts and the risk that providers and state contract changes may occur;

●	the risk that we may need to take further impairment charges if our future results do not meet our expectations;

●	our ability to sell our Centers of Medicare and Medicaid Services (“CMS”) receivable, in whole or in part, which could negatively impact our liquidity and leverage ratio if we do not consummate a sale;

●	our ability to grow prescription count, realize front-end sales growth, and improve and grow the operations of our PBM;

●	our ability to achieve cost savings and the other benefits of our organizational restructuring within our anticipated timeframe, if at all;

●	decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

●	our ability to manage expenses and our investments in working capital;

●	the continued impact of gross margin pressure in the PBM industry due to continued consolidation and client demand for lower prices while providing enhanced service offerings;

●	risks related to breaches of our information or payment systems or unauthorized access to confidential or personal information of our associates or customers;

●	our ability to maintain our current pharmacy services business and obtain new pharmacy services business, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations and the risk that we cannot meet client guarantees;

●	our ability to manage our Medicare Part D Plan medical loss ratio (“MLR”) and meet the financial obligations of the plan;

●	the risk that we could experience deterioration in our current Star rating with the CMS or incur CMS penalties and/or sanctions;

●	the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

●	changes in future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” included herein and in our Annual Report on Form 10-K for the fiscal year ended February 27, 2021 (the “Fiscal 2021 10-K”), which we filed with the SEC on April 27, 2021, our Quarterly Report on Form 10-Q for the thirteen weeks ended May 29, 2021, which we filed on July 6,

2021, and our Quarterly Report on Form 10-Q for the thirteen weeks ended August 28, 2021, which we filed on October 5, 2021, as well as in “Part I – Item 1A. Risk Factors” of the Fiscal 2021 10-K. To the extent that COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the risk factors described herein and in our Fiscal 2021 10-K.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	November 27,	February 27,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$155,289	$160,902
Accounts receivable, net	1,844,234	1,462,441
Inventories, net of LIFO reserve of $486,759 and $485,859	1,949,841	1,864,890
Prepaid expenses and other current assets	106,666	106,941
Total current assets	4,056,030	3,595,174
Property, plant and equipment, net	1,014,662	1,080,499
Operating lease right-of-use assets	2,915,748	3,064,077
Goodwill	1,108,136	1,108,136
Other intangibles, net	307,345	340,519
Deferred tax assets	14,964	14,964
Other assets	82,239	132,035
Total assets	$9,499,124	$9,335,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$6,119	$6,409
Accounts payable	1,547,770	1,437,421
Accrued salaries, wages and other current liabilities	873,201	642,364
Current portion of operating lease liabilities	522,272	516,752
Total current liabilities	2,949,362	2,602,946
Long-term debt, less current maturities	3,167,060	3,063,087
Long-term operating lease liabilities	2,692,669	2,829,293
Lease financing obligations, less current maturities	15,270	16,711
Other noncurrent liabilities	202,734	208,213
Total liabilities	9,027,095	8,720,250
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 55,761 and 55,143	55,761	55,143
Additional paid-in capital	5,902,445	5,897,168
Accumulated deficit	(5,462,519)	(5,313,103)
Accumulated other comprehensive loss	(23,658)	(24,054)
Total stockholders’ equity	472,029	615,154
Total liabilities and stockholders’ equity	$9,499,124	$9,335,404

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	November 27, 2021	November 28, 2020
Revenues	$6,228,880	$6,117,038
Costs and expenses:
Cost of revenues	4,894,497	4,913,939
Selling, general and administrative expenses	1,276,920	1,156,355
Facility exit and impairment charges	47,455	7,453
Interest expense	47,794	50,835
Gain on sale of assets, net	(5,899)	(16,305)
Loss on Bartell acquisition	5,346	—
	6,266,113	6,112,277
(Loss) income from continuing operations before income taxes	(37,233)	4,761
Income tax (benefit) expense	(1,175)	437
Net (loss) income from continuing operations	(36,058)	4,324
Net income from discontinued operations, net of tax	—	—
Net (loss) income	$(36,058)	$4,324
Computation of (loss) income attributable to common stockholders:
(Loss) income from continuing operations attributable to common stockholders—basic and diluted	$(36,058)	$4,324
Income from discontinued operations attributable to common stockholders—basic and diluted	—	—
(Loss) income attributable to common stockholders—basic and diluted	$(36,058)	$4,324
Basic and diluted (loss) income per share:
Continuing operations	$(0.67)	$0.08
Discontinued operations	$—	$—
Net basic and diluted (loss) income per share	$(0.67)	$0.08

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	November 27, 2021	November 28, 2020
Net (loss) income	$(36,058)	$4,324
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	123	911
Change in fair value of interest rate cap	—	116
Total other comprehensive income	123	1,027
Comprehensive (loss) income	$(35,935)	$5,351

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirty-Nine Week Period Ended
	November 27, 2021	November 28, 2020
Revenues	$18,502,865	$18,126,384
Costs and expenses:
Cost of revenues	14,637,683	14,564,621
Selling, general and administrative expenses	3,790,035	3,469,644
Facility exit and impairment charges	67,639	22,734
Intangible asset impairment charges	—	29,852
Interest expense	145,507	151,389
Loss (gain) on debt modifications and retirements, net	3,235	(5,274)
Gain on sale of assets, net	(79)	(17,473)
Loss on Bartell acquisition	5,346	—
	18,649,366	18,215,493
Loss from continuing operations before income taxes	(146,501)	(89,109)
Income tax expense (benefit)	2,915	(7,534)
Net loss from continuing operations	(149,416)	(81,575)
Net income from discontinued operations, net of tax	—	9,161
Net loss	$(149,416)	$(72,414)
Computation of loss attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(149,416)	$(81,575)
Income from discontinued operations attributable to common stockholders—basic and diluted	—	9,161
Loss attributable to common stockholders—basic and diluted	$(149,416)	$(72,414)
Basic and diluted loss per share:
Continuing operations	$(2.77)	$(1.52)
Discontinued operations	$—	$0.17
Net basic and diluted loss per share	$(2.77)	$(1.35)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 27, 2021	November 28, 2020
Net loss	$(149,416)	$(72,414)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	369	2,734
Change in fair value of interest rate cap	27	347
Total other comprehensive income	396	3,081
Comprehensive loss	$(149,020)	$(69,333)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE FEBRUARY 27, 2021	55,143	$55,143	$5,897,168	$(5,313,103)	$(24,054)	$615,154
Net loss				(13,057)		(13,057)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					123	123
Change in fair value of interest rate cap					27	27
Comprehensive loss						(12,907)
Exchange of restricted shares for taxes	(2)	(2)	(33)			(35)
Cancellation of restricted stock	(48)	(48)	48			—
Amortization of restricted stock balance			1,618			1,618
Stock-based compensation expense			150			150
BALANCE MAY 29, 2021	55,093	$55,093	$5,898,951	$(5,326,160)	$(23,904)	$603,980
Net loss				(100,301)		(100,301)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					123	123
Comprehensive loss						(100,178)
Issuance of restricted stock	823	823	(823)			—
Exchange of restricted shares for taxes	(146)	(146)	(2,040)			(2,186)
Cancellation of restricted stock	(38)	(38)	38			—
Amortization of restricted stock balance			3,519			3,519
Stock-based compensation expense			150			150
BALANCE AUGUST 28, 2021	55,732	55,732	5,899,795	(5,426,461)	(23,781)	505,285
Net loss				(36,058)		(36,058)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					123	123
Comprehensive loss						(35,935)
Issuance of restricted stock	81	81	(81)			—
Exchange of restricted shares for taxes	(10)	(10)	(121)			(131)
Cancellation of restricted stock	(42)	(42)	42			—
Amortization of restricted stock balance			2,660			2,660
Stock-based compensation expense			150			150
BALANCE NOVEMBER 27, 2021	55,761	$55,761	$5,902,445	$(5,462,519)	$(23,658)	$472,029

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE FEBRUARY 29, 2020	54,716	$54,716	$5,890,903	$(5,222,194)	$(48,898)	$674,527
Net loss				(63,541)		(63,541)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					911	911
Change in fair value of interest rate cap					116	116
Comprehensive loss						(62,514)
Issuance of restricted stock	19	19	(19)			—
Exchange of restricted shares for taxes	(7)	(7)	(92)			(99)
Cancellation of restricted stock	(53)	(53)	53			—
Amortization of restricted stock balance			1,725			1,725
Stock-based compensation expense			150			150
BALANCE MAY 30, 2020	54,675	$54,675	$5,892,720	$(5,285,735)	$(47,871)	$613,789
Net loss				(13,197)		(13,197)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					912	912
Change in fair value of interest rate cap					115	115
Comprehensive loss						(12,170)
Issuance of restricted stock	717	717	(717)			—
Exchange of restricted shares for taxes	(131)	(131)	(1,872)			(2,003)
Cancellation of restricted stock	(37)	(37)	37			—
Amortization of restricted stock balance			3,272			3,272
Stock-based compensation expense			150			150
BALANCE AUGUST 29, 2020	55,224	55,224	5,893,590	(5,298,932)	(46,844)	603,038
Net loss				4,324		4,324
Other comprehensive income:
Changes in Defined Benefit Plans, net of $0 tax expense					911	911
Change in fair value of interest rate cap					116	116
Comprehensive income						5,351
Issuance of restricted stock	30	30	(30)			—
Exchange of restricted shares for taxes	(6)	(6)	(58)			(64)
Cancellation of restricted stock	3	3	(3)			—
Amortization of restricted stock balance			2,060			2,060
Stock-based compensation expense			150			150
BALANCE NOVEMBER 28, 2020	55,251	$55,251	$5,895,709	$(5,294,608)	$(45,817)	$610,535

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 27, 2021	November 28, 2020
Operating activities:
Net loss	$(149,416)	$(72,414)
Net income from discontinued operations, net of tax	—	9,161
Net loss from continuing operations	$(149,416)	$(81,575)
Adjustments to reconcile to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	222,691	249,556
Facility exit and impairment charges	67,639	22,734
Intangible asset impairment charges	—	29,852
LIFO charge (credit)	900	(30,303)
Gain on sale of assets, net	(79)	(17,473)
Loss on Bartell acquisition	5,346	—
Stock-based compensation expense	8,820	8,677
Loss (gain) on debt modifications and retirements, net	3,235	(5,274)
Changes in deferred taxes	(1,602)	—
Changes in operating assets and liabilities:
Accounts receivable	(398,079)	(507,778)
Inventories	(87,150)	(19,532)
Accounts payable	129,436	1,460
Operating lease right-of-use assets and operating lease liabilities	(19,517)	(25,319)
Other assets	34,946	75,265
Other liabilities	219,390	45,867
Net cash provided by (used in) operating activities of continuing operations	36,560	(253,843)
Investing activities:
Payments for property, plant and equipment	(145,001)	(127,389)
Intangible assets acquired	(24,289)	(28,703)
Proceeds from insured loss	10,436	12,500
Proceeds from dispositions of assets and investments	7,821	9,086
Proceeds from sale-leaseback transactions	39,790	89,012
Net cash used in investing activities of continuing operations	(111,243)	(45,494)
Financing activities:
Proceeds from issuance of long-term debt	350,000	849,918
Net proceeds from revolver	300,000	341,000
Principal payments on long-term debt	(544,020)	(1,057,376)
Change in zero balance cash accounts	(15,087)	5,545
Financing fees paid for early debt redemption	(833)	(2,399)
Payments for taxes related to net share settlement of equity awards	(2,352)	(2,165)
Deferred financing costs paid	(18,638)	(14,674)
Net cash provided by financing activities of continuing operations	69,070	119,849
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	(82,189)
Investing activities of discontinued operations	—	94,310
Financing activities of discontinued operations	—	—
Net cash provided by discontinued operations	—	12,121
Decrease in cash and cash equivalents	(5,613)	(167,367)
Cash and cash equivalents, beginning of period	160,902	218,180
Cash and cash equivalents, end of period	$155,289	$50,813

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended November 27, 2021 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2021 10-K.

Revenue Recognition

The following table disaggregates the Company’s revenue by major source in each segment for the thirteen and thirty-nine week periods ended November 27, 2021 and November 28, 2020:

	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020
In thousands	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Retail Pharmacy segment:
Pharmacy sales	$3,132,821	$2,837,137	$9,069,520	$8,123,143
Front-end sales	1,272,342	1,245,340	3,901,285	4,033,739
Other revenue	27,345	27,115	90,603	93,893
Total Retail Pharmacy segment	4,432,508	4,109,592	13,061,408	12,250,775
Pharmacy Services segment	1,858,830	2,084,402	5,629,325	6,100,026
Intersegment elimination	(62,458)	(76,956)	(187,868)	(224,417)
Total revenue	$6,228,880	$6,117,038	$18,502,865	$18,126,384

The Retail Pharmacy segment offered a chain-wide loyalty card program titled wellness+. Individual customers were able to become members of the wellness+ program. Members participating in the wellness+ loyalty card program earned points on a calendar year basis for eligible front-end merchandise purchases and qualifying prescription purchases. The wellness+ program was terminated as of July 1, 2020, with benefits earned as of that date available to be used through the end of calendar 2020. In December 2020, the Company granted a temporary extension of benefits to previous members that were eligible for a discount as of December 31, 2020 such that those prior members were eligible to continue to receive that discount on purchases made through June 30, 2021 with no additional purchase requirement. New and existing customers who were not already eligible for “Gold” benefits also had the opportunity to earn additional discounts on purchases made through June 30, 2021. In June 2021, the Company granted an extension of benefits to certain members that were eligible for a discount as of June 30, 2021 such that those prior members were eligible to receive discounts on purchases made through December 31, 2021 with no additional purchase requirement. In December 2021, the Company granted an additional extension of benefits to members that were eligible for a discount as of December 31, 2021 such that those prior members will be eligible to continue to receive discounts on purchases made through February 26, 2022 with no additional purchase requirement. New and existing customers who were not already

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

eligible for “Gold” benefits have the opportunity to earn additional discounts on purchases made through February 26, 2022.

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

Points earned pursuant to the wellness+ program represent a performance obligation and the Company allocates revenue between the merchandise purchased and the wellness+ points based on the relative stand-alone selling price of each performance obligation. The relative value of the wellness+ points is initially deferred as a contract liability (included in other current and noncurrent liabilities). As members receive discounted front-end merchandise or when the benefit period expires, the Retail Pharmacy segment recognizes an allocable portion of the deferred contract liability into revenue. For the thirteen week period ended November 27, 2021, the Company recognized $2,359 of deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $2,321 as of November 27, 2021, which is included in other current liabilities. The Retail Pharmacy segment had accrued contract liabilities of $3,754 as of February 27, 2021, which is included in other current liabilities.

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

2. Acquisition

On December 18, 2020, pursuant to that certain stock purchase agreement, dated as of October 7, 2020, by and between the Company and Bartell Drug Company (“Bartell”), the Company acquired Bartell (the “Acquisition”), a Washington corporation, for approximately $89,724 in cash, subject to certain customary post-closing working capital adjustments. The Company financed the Acquisition with borrowings under its Senior Secured Revolving Credit Facility together with cash on hand. Bartell operated 67 retail drug stores and one distribution center in the greater Seattle, Washington area. Bartell operated as a 100 percent owned subsidiary of the Company within its Retail Pharmacy segment.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company’s condensed consolidated financial statements for the thirteen and thirty-nine weeks ended November 27, 2021 include Bartell’s results of operations. The Company’s condensed consolidated financial statements at November 27, 2021 reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

The following allocation of the purchase price and the estimated transaction costs is final:

Final purchase price
Cash consideration	$89,724
Total	89,724
Final purchase price allocation
Cash and cash equivalents	$3,494
Accounts receivable	23,860
Inventories	67,745
Prepaid expenses and other current assets	1,857
Total current assets	96,956
Property and equipment	28,229
Operating lease right-of-use assets	143,651
Intangible assets(1)	68,700
Other assets	1,805
Total assets acquired	339,341
Accounts payable	24,166
Accrued salaries, wages and other current liabilities	20,335
Current portion of operating lease liabilities	24,617
Total current liabilities	69,118
Long-term operating lease liabilities	124,023
Other long-term liabilities	166
Total liabilities assumed	193,307
Deferred tax liabilities recorded on purchase	13,951
Net assets acquired	132,083
Bargain purchase gain	(42,359)
Total purchase price	$89,724

(1)            Intangible assets are recorded at estimated fair value, as determined by management based on available information which includes a final valuation prepared by an independent third party. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earnings methods. The major assumptions used in arriving at the estimated identifiable intangible asset values included management’s final estimates of future cash flows, discounted at an appropriate rate of return which are based on the weighted average cost of capital for both the Company and other market participants, projected customer attrition rates, as well as applicable royalty rates for comparable assets. The useful

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows. The estimated fair value of intangible assets and related useful lives as included in the final purchase price allocation include:

	Estimated Fair Value	Estimated Useful Life (In Years)
Prescription files	$54,300	10
Tradename	14,400	Indefinite
Total	$68,700

During the thirteen week period ended February 27, 2021, the Company recorded a gain on Bartell acquisition of $47,705 primarily due to fair value adjustments related to prescription files and the tradename compared to book values. During the thirteen week period ended November 27, 2021, in connection with determining its final purchase price allocation, the Company recorded a loss on Bartell acquisition of $5,346 primarily due to contract termination charges, inventory valuation adjustments and changes in deferred income taxes, resulting in a net bargain purchase gain of $42,359. The Company believes that the bargain purchase gain was primarily the result of the decision by the Bartell stockholders to sell their interests as Bartell had been experiencing increasing borrowings under its credit agreements to meet its operating needs and increasing net losses. The agreed upon purchase price reflected the fact the seller would have needed to incur further significant debt to cover the operating costs of Bartell, which would have required amendments to its credit arrangements. With the Company’s existing infrastructure, scale and expertise, the Company believes that it has access to the necessary synergies to allow necessary operational improvements to be implemented more efficiently than the seller was capable of.

During the thirteen and thirty-nine week periods ended November 27, 2021, acquisition costs of $3,642 and $12,119, respectively, were expensed as incurred. During the thirteen and thirty-nine week periods ended November 28, 2020, acquisition costs of $1,136 were expensed as incurred. The following unaudited pro forma combined financial data gives effect to the Acquisition as if it had occurred as of March 1, 2019.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
	Pro forma	Pro forma	Pro forma	Pro forma
Net revenues as reported	$6,228,880	$6,117,038	$18,502,865	$18,126,384
Supplemental Pro forma revenues	$6,228,880	$6,249,566	$18,502,865	$18,524,539

Net (loss) income as reported	$(36,058)	$4,324	$(149,416)	$(72,414)
Supplemental Pro forma net loss	$(36,058)	$(4,422)	$(149,416)	$(97,017)

3. Restructuring

Beginning in fiscal 2019, the Company initiated a series of restructuring plans designed to reorganize its executive management team, reduce managerial layers, and consolidate roles. In March 2020, the Company announced the details of its RxEvolution strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in its front-end offering to free up working capital and update its merchandise assortment, assessing its pricing and promotional strategy, rebranding its retail pharmacy and pharmacy services business, launching its Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services segment both within the segment and across Rite Aid. Other strategic initiatives include the expansion of the Company’s digital business, replacing and updating the Company’s financial systems to improve efficiency, and movement to a common client platform at Elixir.

For the thirteen week period ended November 27, 2021, the Company incurred total restructuring-related costs of $9,657, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$—	$97	$97
Non-executive retention costs associated with the March 2019 reorganization (b)	—	—	—
Professional and other fees relating to restructuring activities (c)	3,746	5,814	9,560
Total restructuring-related costs	$3,746	$5,911	$9,657

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

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

For the thirty-nine week period ended November 27, 2021, the Company incurred total restructuring-related costs of $25,173, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$—	$1,098	$1,098
Non-executive retention costs associated with the March 2019 reorganization (b)	—	—	—
Professional and other fees relating to restructuring activities (c)	7,951	16,124	24,075
Total restructuring-related costs	$7,951	$17,222	$25,173

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

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

In addition, during the thirteen week period ended May 30, 2020, the Company incurred intangible asset impairment charges of $29,852 in connection with its rebranding initiatives as described in Note 11, Goodwill and Other Intangible Assets.

A summary of activity for the thirty-nine week period ended November 27, 2021 in the restructuring-related liabilities associated with the programs noted above, which is included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related		Professional and
	costs (a)	Retention costs (b)	other fees (c)	Total

Balance at February 27, 2021	$12,657	$—	$2,833	$15,490
Additions charged to expense	506	—	5,426	5,932
Cash payments	(4,826)	—	(7,636)	(12,462)
Balance at May 29, 2021	$8,337	$—	$623	$8,960
Additions charged to expense	495	—	9,089	9,584
Cash payments	(2,665)	—	(8,056)	(10,721)
Balance at August 28, 2021	$6,167	$—	$1,656	$7,823
Additions charged to expense	97	—	9,560	9,657
Cash payments	(1,685)	—	(7,817)	(9,502)
Balance at November 27, 2021	$4,579	$—	$3,399	$7,978
(a)	– Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with ongoing reorganization efforts.
(b)	– As part of its March 2019 reorganization, the Company incurred costs with the implementation of a retention plan for certain of its key associates.
(c)	– Professional and other fees include costs incurred in connection with the identification and implementation of initiatives associated with restructuring activities.
(d)	– Inventory reserve on product lines the Company is exiting and will no longer carry as part of its rebranding initiative.

The Company anticipates incurring approximately $35,000 during fiscal 2022 in connection with its continued restructuring activities.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

Based on its magnitude and because the Company exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company's operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05-Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposal Group to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended November 27, 2021 and February 27, 2021, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

As of November 27, 2021 and February 27, 2021, there are no assets and liabilities classified as held for sale relating to the Asset Sale to WBA.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The operating results of the discontinued operations that are reflected on the consolidated statements of operations within net income from discontinued operations are as follows:

	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Revenues	$—	$—	$—	$174
Costs and expenses:
Cost of revenues(a)	—	—	—	8
Selling, general and administrative expenses(a)	—	—	—	871
Gain on sale of assets, net	—	—	—	(14,149)
	—	—	—	(13,270)
Income from discontinued operations before income taxes	—	—	—	13,444
Income tax expense	—	—	—	4,283
Net income from discontinued operations, net of tax	$—	$—	$—	$9,161
(a)	Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020
Basic and diluted (loss) income per share:
Numerator:
Net (loss) income from continuing operations	$(36,058)	$4,324	$(149,416)	$(81,575)
Net income from discontinued operations	—	—	—	9,161
(Loss) income attributable to common stockholders— basic and diluted	$(36,058)	$4,324	$(149,416)	$(72,414)
Denominator:
Basic weighted average shares	54,168	53,744	54,004	53,600
Outstanding options and restricted shares, net	—	335	—	—
Diluted weighted average shares	54,168	54,079	54,004	53,600
Basic and diluted (loss) income per share:
Continuing operations	$(0.67)	$0.08	$(2.77)	$(1.52)
Discontinued operations	-	-	-	0.17
Net basic and diluted (loss) income per share	$(0.67)	$0.08	$(2.77)	$(1.35)

Due to their antidilutive effect, 719 and 171 potential common shares related to stock options have been excluded from the computation of diluted income (loss) per share for the thirteen week periods ended November 27, 2021 and November 28, 2020, respectively. Due to their antidilutive effect, 719 and 782 potential shares related to stock options have been excluded from the computation of diluted income (loss) per share for the thirty-nine week periods ended November 27, 2021 and November 28, 2020, respectively. Also, excluded from the computation of diluted income (loss) per share for the thirteen week periods ended November 27, 2021 and November 28, 2020 are restricted shares of 1,583 and 0, respectively, which are included in shares outstanding. Excluded from the computation of diluted income (loss) per share for the thirty-nine week periods ended November 27, 2021 and November 28, 2020 are restricted shares of 1,583 and 1,499, respectively, which are included in shares outstanding.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

6. Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week Period		Thirty-Nine Week Period
	Ended		Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020
Impairment charges	$40,323	$3,797	$51,372	$15,230
Facility exit charges	7,132	3,656	16,267	7,504
	$47,455	$7,453	$67,639	$22,734

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirty-nine week period ended November 27, 2021, long-lived assets from continuing operations with a carrying value of $74,270, primarily right-of-use assets in connection with stores or leased office spaces, were written down to their fair value of $22,898, resulting in an impairment charge of $51,372 of which $40,323 relates to the thirteen week period ended November 27, 2021. During the thirty-nine week period ended November 28, 2020, long-lived assets from

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

continuing operations with a carrying value of $20,485, were written down to their fair value of $5,255, resulting in an impairment charge of $15,230 of which $3,797 relates to the thirteen week period ended November 28, 2020. Of the $15,230, $4,640 relates to a terminated software project and the replacement of existing software, $4,995 relates to the closure of the remaining RediClinic operations and $5,595 relates to store and corporate assets. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at November 27, 2021 and November 28, 2020:

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	November 27, 2021
Long-lived assets held for use	$—	$—	$22,898	$22,898	$(51,372)
Long-lived assets held for sale	$—	$—	$—	$—	$—
Total	$—	$—	$22,898	$22,898	$(51,372)

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	November 28, 2020
Long-lived assets held for use	$—	$—	$1,071	$1,071	$(12,635)
Long-lived assets held for sale	$—	$4,184	$—	$4,184	$(2,595)
Total	$—	$4,184	$1,071	$5,255	$(15,230)

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

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table reflects changes in the Company’s closed store liability relating to closed store and distribution center charges for new closures, changes in assumptions and interest accretion:

	Thirteen Week Period		Thirty-Nine Week Period
	Ended		Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020
Balance—beginning of period	$5,611	$2,605	$3,443	$2,253
Provision for present value of executory costs for leases exited	3,620	664	5,328	664
Changes in assumptions and other adjustments	1,387	(496)	2,880	—
Interest accretion	4	21	20	21
Cash payments	(3,941)	(15)	(4,990)	(159)
Balance—end of period	$6,681	$2,779	$6,681	$2,779

7. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 6, Facility Exit and Impairment Charges, for the recognition and disclosure of fair value measurements.

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of November 27, 2021 and February 27, 2021, the Company has $7,525 and $7,041, respectively, of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets. The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,167,060 and $3,199,404, respectively, as of November 27, 2021. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $3,063,087 and $3,176,322, respectively, as of February 27, 2021.

8. Income Taxes

The Company recorded an income tax benefit of $1,175 and income tax expense from continuing operations of $437 for the thirteen week periods ended November 27, 2021 and November 28, 2020, respectively. The Company recorded an income tax expense of $2,915 and an income tax benefit from continuing operations of $7,534 for the thirty-nine week periods ended November 27, 2021 and November 28, 2020, respectively. The effective tax rate for the thirteen week periods ended November 27, 2021 and November 28, 2020 was 3.2% and 9.2%, respectively. The effective tax rate for the thirty-nine week periods ended November 27, 2021 and November 28, 2020 was (2.0)% and 8.5%, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The effective tax rate for the thirteen and thirty-nine week periods ended November 27, 2021 was net of an adjustment of (18.5)%, and (21.4)%, respectively, to adjust the valuation allowance against deferred tax assets. The effective tax rate for the thirteen and thirty-nine week periods ended November 28, 2020 was net of an adjustment of (61.0)% and (5.2)%, respectively, to adjust the valuation allowance against deferred tax assets.

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

The Company believes that it is reasonably possible that a decrease of up to $11,851 in unrecognized tax benefits related to state exposures may be necessary in the next twelve months; however, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $1,687,444 and $1,657,562, which relates to federal and state deferred tax assets that may not be realized based on the Company's future projections of taxable income at November 27, 2021 and February 27, 2021, respectively.

9. Medicare Part D

The Company offers Medicare Part D benefits through Elixir Insurance (“EI”), which has contracted with CMS to be a Prescription Drug Plan (“PDP”) and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EI is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EI must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EI is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $11,678 as of September 30, 2021. EI was in excess of the minimum required amounts in these states as of November 27, 2021.

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

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

On November 12, 2020, the Company entered into a receivable purchase agreement (the “November 2020 Receivable Purchase Agreement”) with Bank of America, N.A. (the “Purchaser”).

Pursuant to the terms and conditions set forth in the November 2020 Receivable Purchase Agreement, the Company sold $464,019, a portion of its calendar 2020 CMS receivable, for $444,812, of which $412,795 was received on November 12, 2020. The remaining $32,017, which is included in accounts receivable, net as of November 27, 2021, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $19,207, which is included as a component of gain on sale of assets, net during the thirteen week period ended November 28, 2020.

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

On August 12, 2021, the Company entered into a receivable purchase agreement (the “August 2021 Receivable Purchase Agreement”) with Purchaser.

Pursuant to the terms and conditions set forth in the August 2021 Receivable Purchase Agreement, the Company sold $271,829, a portion of its calendar 2021 CMS receivable, for $258,116, of which $239,360 was received on August 12, 2021. The remaining $18,756, which is included in accounts receivable, net as of November 27, 2021, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $13,713, which is included as a component of loss (gain) on sale of assets, net during the thirteen week period ended August 28, 2021.

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

During the thirteen week period ended November 27, 2021, the Company has incurred additional fees of $2,049, which are included as a component of gain on sale of asset, net, related to the sale of the 2020 CMS Receivable to Bank of America. The additional fees were incurred due to a CMS delay in settling the 2020 CMS receivable. On January 3, 2022, the final remittance of the calendar 2020 CMS receivable was received and, pursuant to their terms and conditions, used to settle the November 2020 and February 2021 Receivable Purchase Agreements with Bank of America.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

As of November 27, 2021 and February 27, 2021 accounts receivable, net included $72,997 and $52,718 due from the Purchaser, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance for the respective calendar years from CMS.

As of November 27, 2021, and February 27, 2021, accounts receivable, net included $360,894 and $69,800 due from CMS.

10. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables of $568,344 and $632,267 included in Accounts receivable, net, as of November 27, 2021 and February 27, 2021, respectively.

11. Goodwill and Other Intangible Assets

Goodwill and indefinite-lived assets, such as certain trademarks acquired in connection with acquisition transactions, are not amortized, but are instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate it may be more likely than not that the fair value of a reporting unit is less than its carrying amount. For goodwill, if the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative goodwill impairment test. The fair value estimates used in the quantitative impairment test are calculated using an average of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches, which qualify as Level 3 within the fair value hierarchy, incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates and market activity in assessing fair value and are reporting unit specific. If the carrying amount exceeds the reporting unit’s fair value, the Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, the Company considers the income tax effect of any tax deductible goodwill when measuring a goodwill impairment loss.

During the thirteen week period ended November 27, 2021, the Company noted a decline in the operating results of its Pharmacy Services segment.  Based upon the decline, the Company determined that a quantitative goodwill impairment assessment was required.  The quantitative assessment concluded that goodwill was not impaired. The fair value of the Pharmacy Services reporting unit was approximately 6% higher than its carrying value as of November 27, 2021. At November 27, 2021, the goodwill related to the Pharmacy Services segment is at risk of future impairment if the fair value of this segment, and its associated assets, decrease in value due to further declines in its operating results or an inability to execute management’s business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of November 27, 2021, the Pharmacy Services segment had goodwill of $1,064,643.

At November 27, 2021 and February 27, 2021, accumulated impairment losses for the Pharmacy Services segment was $574,712.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of November 27, 2021 and February 27, 2021.

	November 27, 2021					February 27, 2021
				Remaining					Remaining
				Weighted					Weighted
	Gross			Average		Gross			Average
	Carrying	Accumulated		Amortization		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period		Amount	Amortization	Net	Period
Non-compete agreements and other(a)	$198,765	$(178,523)	$20,242	3	years	$193,916	$(172,618)	$21,298	3	years
Prescription files	1,037,357	(919,723)	117,634	6	years	1,023,200	(900,321)	122,879	6	years
Customer relationships(a)	388,000	(280,410)	107,590	10	years	388,000	(261,584)	126,416	11	years
CMS license	57,500	(14,797)	42,703	19	years	57,500	(13,072)	44,428	20	years
Claims adjudication and other developed software	58,985	(54,209)	4,776	1	years	58,985	(47,887)	11,098	2	years
Backlog	11,500	(11,500)	—	0	years	11,500	(11,500)	—	0	years
Total finite	$1,752,107	$(1,459,162)	292,945			$1,733,101	$(1,406,982)	$326,119
Trademarks	14,400	—	14,400	Indefinite		14,400	—	14,400	Indefinite
Total	$1,766,507	$(1,459,162)	$307,345			$1,747,501	$(1,406,982)	$340,519
(a)	Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

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

Amortization expense for these intangible assets and liabilities was $18,780 and $59,193 for the thirteen and thirty-nine week periods ended November 27, 2021, respectively. Amortization expense for these intangible assets and liabilities was $21,236 and $68,351 for the thirteen and thirty-nine week periods ended November 28, 2020, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2022—$71,652; 2023—$62,431; 2024—$48,695; 2025—$37,389 and 2026—$26,784.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

12. Indebtedness and Credit Agreement

Following is a summary of indebtedness and lease financing obligations at November 27, 2021 and February 27, 2021:

	November 27,	February 27,
	2021	2021
Secured Debt:
Senior secured revolving credit facility due December 2023 ($0 and $850,000 face value less unamortized debt issuance costs of $0 and $14,103)	$—	$835,897
FILO term loan due December 2023 ($0 and $450,000 face value less unamortized debt issuance costs of $0 and $2,230)	—	447,770
Senior secured revolving credit facility due August 2026 ($1,150,000 and $0 face value less unamortized debt issuance costs of $23,484 and $0)	1,126,516	—
FILO Term Loan due August 2026 ($350,000 and $0 face value less unamortized debt issuance costs of $2,476 and $0)	347,524	—
	1,474,040	1,283,667
Second Lien Secured Debt:
7.5% senior notes due July 2025 ($600,000 face value less unamortized debt issuance costs of $7,337 and $8,876)	592,663	591,124
8.0% senior notes due November 2026 ($849,918 face value less unamortized debt issuance costs of $15,167 and $17,477)	834,751	832,441
	1,427,414	1,423,565
Guaranteed Unsecured Debt:
6.125% senior notes due April 2023 ($0 and $90,808 face value less unamortized debt issuance costs of $0 and $448)	—	90,360
	—	90,360
Unguaranteed Unsecured Debt:
7.70% notes due February 2027 ($237,386 face value less unamortized debt issuance costs of $676 and $776)	236,710	236,610
6.875% fixed-rate senior notes due December 2028 ($29,001 face value less unamortized debt issuance costs of $105 and $116)	28,896	28,885
	265,606	265,495
Lease financing obligations	21,389	23,120
Total debt	3,188,449	3,086,207
Current maturities of long-term debt and lease financing obligations	(6,119)	(6,409)
Long-term debt and lease financing obligations, less current maturities	$3,182,330	$3,079,798

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

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

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

The Company’s borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 27, 2021, the Company had $1,500,000 of borrowings outstanding under the Amended Facilities and had letters of credit outstanding under the Senior Secured Revolving Credit Facility in a face amount of $134,572, which resulted in remaining borrowing capacity under the Senior Secured Revolving Credit Facility of $1,515,428. If at any time the total credit exposure outstanding under the Senior Secured Revolving Credit Facility exceeds the borrowing base, the Company will be required to repay amounts outstanding to eliminate such shortfall.

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

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

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

The Amended Credit Agreement has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200,000 or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of November 27, 2021, the Company’s fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the Amended Credit Agreement’s financial covenant. The Amended Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

The Amended Credit Agreement provides for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

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

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2022 and thereafter are as follows: 2022—$0; 2023—$0; 2024—$0; 2025—$0; 2026—$600,000 and $2,616,305 thereafter.

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

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table is a summary of the Company’s components of net lease cost for the thirteen and thirty-nine week periods ended November 27, 2021 and November 28, 2020:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27, 2021	November 28, 2020	November 27, 2021	November 28, 2020
Operating lease cost	$167,224	$160,794	$505,192	$483,558
Financing lease cost:
Amortization of right-of-use asset	876	1,092	2,807	3,316
Interest on long-term finance lease liabilities	533	595	1,652	1,927
Total finance lease costs	$1,409	$1,687	$4,459	$5,243
Short-term lease costs	516	476	2,611	913
Variable lease costs	44,417	42,949	134,603	128,078
Less: sublease income	(3,404)	(3,511)	(10,174)	(11,530)
Net lease cost	$210,162	$202,395	$636,691	$606,262

Supplemental cash flow information related to leases for the thirty-nine week periods ended November 27, 2021 and November 28, 2020:

	Thirty-Nine Week Period Ended
	November 27, 2021	November 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$528,035	$507,989
Operating cash flows paid for interest portion of finance leases	1,652	1,927
Financing cash flows paid for principal portion of finance leases	3,146	3,613
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	262,937	342,915
Finance leases	—	—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Supplemental balance sheet information related to leases as of November 27, 2021 and February 27, 2021 (in thousands, except lease term and discount rate):

	November 27,	February 27,
	2021	2021
Operating leases:
Operating lease right-of-use asset	$2,915,748	$3,064,077

Short-term operating lease liabilities	$522,272	$516,752
Long-term operating lease liabilities	2,692,669	2,829,293
Total operating lease liabilities	$3,214,941	$3,346,045

Finance leases:
Property, plant and equipment, net	$14,779	$16,074

Current maturities of long-term debt and lease financing obligations	$6,119	$6,409
Lease financing obligations, less current maturities	15,270	16,711
Total finance lease liabilities	$21,389	$23,120
Weighted average remaining lease term
Operating leases	7.7	7.9
Finance leases	8.6	8.9

Weighted average discount rate
Operating leases	6.0%	6.0%
Finance leases	10.0%	9.8%

The following table summarizes the maturity of lease liabilities under finance and operating leases as of November 27, 2021:

	November 27, 2021
	Finance	Operating
Fiscal year	Leases	Leases (1)	Total
2022 (remaining thirteen weeks)	$2,026	$175,957	$177,983
2023	6,920	683,445	690,365
2024	3,438	625,795	629,233
2025	3,223	530,790	534,013
2026	2,670	440,181	442,851
Thereafter	13,990	1,574,922	1,588,912
Total lease payments	32,267	4,031,090	4,063,357
Less: imputed interest	(10,878)	(816,149)	(827,027)
Total lease liabilities	$21,389	$3,214,941	$3,236,330
(1)	– Future operating lease payments have not been reduced by minimum sublease rentals of $34 million due in the future under noncancelable leases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company sold nine and thirteen owned and operating stores to independent third parties during the thirteen and thirty-nine week period ended November 27, 2021, respectively. Net proceeds from the sales were $25,605 and $39,790 for the thirteen and thirty-nine week periods ended November 27, 2021, respectively. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over a minimum lease term of 15 years. The Company accounted for these leases as operating lease right-of-use assets and corresponding operating lease liabilities in accordance with the Lease Standard. The transactions resulted in gains of $4,884 and $5,794 which is included in the gain on sale of assets, net for the thirteen and thirty-nine week periods ended November 27, 2021, respectively. The Company has additional capacity under its outstanding debt agreements to enter into additional sale-leaseback transactions.

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

14. Stock Options and Stock Awards

The Company recognizes share-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the thirty-nine week periods ended November 27, 2021 and November 28, 2020 include $8,820 and $8,677, respectively, of compensation costs related to the Company’s stock-based compensation arrangements.

The Company provides certain of its associates with performance based incentive plans under which the associates will receive a certain number of shares of the Company’s common stock or cash based on the Company meeting certain financial and performance goals. If such goals are not met, no stock-based compensation expense is recognized and any recognized stock-based compensation expense is reversed. During the thirty-nine week periods ended November 27, 2021 and November 28, 2020, the Company incurred expense of $573 and $1,170 related to these performance based incentive plans, respectively, which is recorded as a component of stock-based compensation expense.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The total number and type of newly awarded grants and the related weighted average fair value for the thirty-nine week periods ended November 27, 2021 and November 28, 2020 are as follows:

	November 27, 2021			November 28, 2020
	Shares	Weighted Average Fair Value		Shares	Weighted Average Fair Value
Stock options granted	—	$	N/A	—	$	N/A
Restricted stock awards granted	904		$15.15	766		$17.70
Total awards	904			766

Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees. Restricted stock awards typically vest in equal annual installments over a three-year period.

The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing model.

As of November 27, 2021, the total unrecognized pre-tax compensation costs related to unvested stock options and restricted stock awards granted, net of estimated forfeitures and the weighted average period of cost amortization are as follows:

November 27, 2021
	Unvested	Unvested	Unvested
	stock	restricted	performance
	options	stock	shares
Unrecognized pre-tax costs	$869	$18,652	$12,188
Weighted average amortization period	1.5 years	2.1 years	2.1 years

15. Retirement Plans

Net periodic pension expense for the thirteen and thirty-nine week periods ended November 27, 2021 and November 28, 2020, for the Company’s defined benefit plan includes the following components:

	Defined Benefit		Defined Benefit
	Pension Plan		Pension Plan
	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020
Service cost	$128	$144	$384	$432
Interest cost	1,232	1,199	3,696	3,598
Expected return on plan assets	(1,313)	(1,177)	(3,939)	(3,531)
Amortization of unrecognized net loss	123	911	369	2,734
Net periodic pension expense	$170	$1,077	$510	$3,233

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

During the thirteen and thirty-nine week periods ended November 27, 2021 the Company contributed $0 and $1,700 to the Defined Benefit Pension Plan. During the remainder of fiscal 2022, the Company expects to contribute $0 to the Defined Benefit Pension Plan.

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

The following is balance sheet information for the Company’s reportable segments:

	Retail	Pharmacy
	Pharmacy	Services	Eliminations(1)	Consolidated
November 27, 2021:
Total Assets	$6,671,781	$2,841,096	$(13,753)	$9,499,124
Goodwill	43,492	1,064,644	—	1,108,136
February 27, 2021:
Total Assets	$6,613,370	$2,736,546	$(14,512)	$9,335,404
Goodwill	43,492	1,064,644	—	1,108,136
(1)	As of November 27, 2021 and February 27, 2021, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $0 against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $13,753 and $14,512, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the thirteen and thirty-nine week periods ended November 27, 2021 and November 28, 2020:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
November 27, 2021:
Revenues	$4,432,508	$1,858,830	$(62,458)	$6,228,880
Gross Profit	1,233,237	101,146	—	1,334,383
Adjusted EBITDA(2)	125,931	28,862	—	154,793
Additions to property and equipment and intangible assets	44,501	4,954	—	49,455
November 28, 2020:
Revenues	$4,109,592	$2,084,402	$(76,956)	$6,117,038
Gross Profit	1,079,708	123,391	—	1,203,099
Adjusted EBITDA(2)	88,557	48,848	—	137,405
Additions to property and equipment and intangible assets	67,727	2,708	—	70,435
Thirty-Nine Week Period Ended
November 27, 2021:
Revenues	$13,061,408	$5,629,325	$(187,868)	$18,502,865
Gross Profit	3,543,533	321,649	—	3,865,182
Adjusted EBITDA(2)	290,214	109,616	—	399,830
Additions to property and equipment and intangible assets	155,942	13,348	—	169,290
November 28, 2020:
Revenues	$12,250,775	$6,100,026	$(224,417)	$18,126,384
Gross Profit	3,223,157	338,606	—	3,561,763
Adjusted EBITDA(2)	273,879	122,521	—	396,400
Additions to property and equipment and intangible assets	146,455	9,637	—	156,092
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(2)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” in MD&A for additional details.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 27, 2021 and November 28, 2020:

	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Net (loss) income from continuing operations	$(36,058)	$4,324	$(149,416)	$(81,575)
Interest expense	47,794	50,835	145,507	151,389
Income tax (benefit) expense	(1,175)	437	2,915	(7,534)
Depreciation and amortization	72,973	83,336	222,691	249,556
LIFO charge (credit)	8,886	(9,487)	900	(30,303)
Facility exit and impairment charges	47,455	7,453	67,639	22,734
Intangible asset impairment charges	—	—	—	29,852
Loss (gain) on debt modifications and retirements, net	—	—	3,235	(5,274)
Merger and Acquisition-related costs	3,642	1,136	12,119	1,136
Stock-based compensation expense	217	2,867	8,820	8,677
Restructuring-related costs	9,657	12,175	25,173	71,096
Inventory write-downs related to store closings	86	704	1,356	2,596
Litigation settlements	2,000	—	50,212	—
Gain on sale of assets, net	(5,899)	(16,305)	(79)	(17,473)
Loss on Bartell acquisition	5,346	—	5,346	—
Other	(131)	(70)	3,412	1,523
Adjusted EBITDA from continuing operations	$154,793	$137,405	$399,830	$396,400

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

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

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

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

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

The State of Mississippi, by and through its Attorney General, filed a lawsuit against the Company and various purported related entities on September 27, 2016 alleging the Company failed to accurately report usual and customary prices to Mississippi’s Division of Medicaid. The matter has settled for an amount that is not material.

The Company is involved in a putative consumer class action lawsuit in the United States District Court for the Southern District of California captioned Byron Stafford v. Rite Aid Corp. A separate lawsuit, Robert Josten v. Rite Aid Corp., was consolidated with this lawsuit in November, 2019. The lawsuit contains allegations that (i) the Company was obligated to charge the plaintiffs’ insurance companies its usual and customary prices for their prescription drugs; and (ii) the Company failed to do so because the prices it reported were not equal to or adjusted to account for the prices that Rite Aid offers to uninsured and underinsured customers through its Rx Savings Program. Although a stay pending the Company’s unsuccessful attempt to compel arbitration has been lifted, the cases are now stayed pending mediation of these matters and another lawsuit raising usual and customary pricing allegations filed in the United States District Court for Pennsylvania.

On February 6, 2019, Humana, Inc., filed an arbitration claim alleging that the Company improperly submitted various usual and customary overcharges by failing to report its Rx Savings Program prices as its usual and customary prices to Humana. An arbitration hearing was held in this matter in November 2021.

The Company is a defendant in two consolidated lawsuits pending in the United States District Court for the District of Minnesota filed in 2020 by various Blue Cross/Blue Shield plans that operate in eight different states (North Carolina, North Dakota, Alabama, Utah, Minnesota, Oregon, Washington and New Jersey) alleging that the Company improperly submitted various usual and customary overcharges by failing to report its Rx Savings Program pricing to several Pharmacy Benefit Managers with which Rite Aid and the insurers had independent contracts. The Company is also defending a lawsuit filed in Delaware state court in 2019 by multiple Centene entities alleging that the Company overcharged for prescriptions by improperly reporting usual and customary prices that did not include Rx Savings Program pricing.

Drug Utilization Review and Code 1 Litigation

In June 2012, qui tam plaintiff, Lloyd F. Schmuckley (“Relator”) filed a complaint under seal against the Company alleging that it failed to comply with certain requirements of California’s Medicaid program between 2007 and 2014. In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California regarding (1) the Company’s Drug Utilization Review and

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

prescription dispensing protocol; and (2) the dispensing of drugs designated as “Code 1” by the State of California. Specifically, the Relator alleged that the Company did not perform special verification and documentation for certain medications known as “Code 1” drugs. While the complaint remained under seal, the United States Department of Justice conducted an extensive investigation and ultimately declined to intervene. Although numerous states declined to intervene, in September 2017, the State of California filed a complaint in intervention. The Company filed a motion to dismiss Relator’s and the State of California Department of Justice’s Bureau of Medical Fraud and Elder Abuse respective complaints in January 2018, the hearing was held on March 23, 2018. On September 5, 2018, the court issued an order denying the motion to dismiss. No trial date has been set but the parties have agreed in principle to participate in a mediation process.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-nine Week Periods Ended November 27, 2021 and November 28, 2020

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

18. Supplementary Cash Flow Data

	Thirty-Nine Week Period Ended
	November 27, 2021	November 28, 2020
Cash paid for interest(a)	$102,633	$101,668
Cash payments for income taxes, net(a)	$3,521	$6,945
Equipment financed under capital leases	$1,698	$1,682
Gross borrowings from revolver(a)	$4,191,000	$6,233,000
Gross repayments to revolver(a)	$3,891,000	$5,892,000
(a)	— Amounts are presented on a total company basis.

A significant component of cash provided by Other Liabilities of $219,390 for the thirty-nine week period ended November 27, 2021 includes cash provided from an increase in payroll, benefits and bonus accruals of $46,030, accrued interest of $33,840, accrued litigation of $25,269 and other operating expense accruals of $94,226.

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

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs and provides various other pharmacy services, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our over 2,400 retail pharmacy locations across 17 states. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmaceutical Purchasing and Delivery Agreement with McKesson, and the majority of our front-end products through our network of distribution centers.

Pharmacy Services Segment

Our Pharmacy Services segment provides a fully integrated suite of PBM offerings including technology solutions, mail delivery services, specialty pharmacy, network and rebate administration, claims adjudication and pharmacy discount programs. Elixir also provides prescription discount programs and Medicare Part D insurance offerings for individuals and groups. Elixir provides services to various clients across its different lines of business, including major health plans, commercial employers, labor groups and state and local governments, representing approximately 3.2 million covered lives, including approximately 0.8 million covered lives through our Medicare Part D insurance offerings. Elixir continues to focus its efforts and offerings to its target market of small to mid-market employers, labor unions and regional health plans, including provider-led health plans and government sponsored Medicaid and Medicare plans.

Restructuring

Beginning in Fiscal 2019, we initiated a series of restructuring plans designed to reorganize our executive management team, reduce managerial layers, and consolidate roles. In March 2020, we announced the details of our RxEvolution strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in our front-end offering to free up working capital and update our merchandise assortment, assessing our pricing and promotional strategy, rebranding our retail pharmacy and pharmacy services business, launching our Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services segment both within the segment and across Rite Aid. Other strategic initiatives include the expansion of our digital business, replacing and updating the Company’s financial systems to improve efficiency, and movement to a common client platform at Elixir.

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

In connection with the asset sale, we agreed to provide transition services to Buyer. Under the terms of the Transition Services Agreement (“TSA”), we provided various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. In connection with these services, we purchased the related inventory and incurred cash payments for the selling, general and administrative activities, which, we billed on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the thirteen and thirty-nine week periods ended November 28, 2020 were $0 million and $35.2 million, respectively. We recorded WBA TSA fees of $0 million and $1.5 million during the thirteen and thirty-nine week periods ended November 28, 2020, respectively, which are reflected as a reduction to selling, general and administrative expenses. On October 17, 2020, we and WBA mutually agreed to terminate the services under the TSA.

Based on its magnitude and because we exited certain markets, the Sale represented a significant strategic shift that had a material effect on our operations and financial results. Accordingly, we have applied discontinued operations treatment for the Sale as required by GAAP.

Overview of Financial Results from Continuing Operations

Our net loss from continuing operations for the thirteen week period ended November 27, 2021 was $36.1 million or $0.67 per basic and diluted share compared to net income of $4.3 million or $0.08 per basic and diluted share for the thirteen week period ended November 28, 2020. Our net loss from continuing operations for the thirty-nine week period ended November 27, 2021 was $149.4 million or $2.77 per basic and diluted share compared to a net loss of $81.6 million or $1.52 per basic and diluted share for the thirty-nine week period ended November 28, 2020.

The increase in net loss for the thirteen week period ended November 27, 2021 was due primarily to higher facility exit and impairment charges, a LIFO charge in the current quarter compared to a LIFO credit in the prior year third quarter and a lower gain on sale of assets. These items were partially offset by an increase in Adjusted EBITDA, lower restructuring-related costs and lower depreciation and amortization expense.

The increase in net loss for the thirty-nine week period ended November 27, 2021 was due primarily to higher litigation settlements, increased facility exit and impairment charges, a LIFO charge in the current year compared to a LIFO credit in the prior year, and a lower gain on sale of assets. These items were partially offset by an increase in Adjusted EBITDA, lower restructuring-related costs and lower depreciation and amortization expense. Additionally, the prior year first quarter includes intangible asset impairment charges associated with the rebranding of Elixir.

Our Adjusted EBITDA from continuing operations for the thirteen and thirty-nine week period ended November 27, 2021 was $154.8 million or 2.5% of revenues and $399.8 million or 2.2% of revenues, respectively, compared to $137.4 million or 2.3% of revenues and $396.4 million or 2.2% of revenues, respectively, for the thirteen and thirty-nine week period ended November 28, 2020.

The increase in Adjusted EBITDA for the thirteen week period ended November 27, 2021, was due to an increase in the Retail Pharmacy segment, partially offset by a decrease in the Pharmacy Services segment. Adjusted

EBITDA increased $37.4 million in the Retail Pharmacy segment driven by an increase in gross profit, partially offset by an increase in SG&A expenses. Adjusted EBITDA in the Pharmacy Services segment decreased $20.0 million driven by the decline in revenues, a reduction in rebates and an increase in the medical loss ratio at EI.

The increase in Adjusted EBITDA for the thirty-nine week period ended November 27, 2021 was due to an increase in the Retail Pharmacy segment, partially offset by a decrease in the Pharmacy Services segment. Adjusted EBITDA increased $16.3 million in the Retail Pharmacy segment due primarily to an increase in gross profit, partially offset by an increase in SG&A expenses. Adjusted EBITDA in the Pharmacy Services segment decreased $12.9 million driven by a decline in revenues, a reduction in rebates and an increase in the medical loss ratio at EI. Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations-Continuing Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020

	(dollars in thousands except per share amounts)
Revenues(a)	$6,228,880	$6,117,038	$18,502,865	$18,126,384
Revenue growth	1.8%	12.0%	2.1%	11.9%
Net (loss) income	$(36,058)	$4,324	$(149,416)	$(81,575)
Net (loss) income per diluted share	$(0.67)	$0.08	$(2.77)	$(1.52)
Adjusted EBITDA(b)	$154,793	$137,405	$399,830	$396,400
Adjusted Net Income (b)	$8,164	$21,578	$7,132	$33,104
Adjusted Net Income per Diluted Share(b)	$0.15	$0.40	$0.13	$0.61
(a)	Revenues for the thirteen and thirty-nine week periods ended November 27, 2021 exclude $62,458 and $187,868, respectively, of inter-segment activity that is eliminated in consolidation. Revenues for the thirteen and thirty-nine week periods ended November 28, 2020 exclude $76,956 and $224,417, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 1.8% and 2.1% for the thirteen and thirty-nine weeks ended November 27, 2021, compared to an increase of 12.0% and 11.9% for the thirteen and thirty-nine weeks ended November 28, 2020, respectively. Revenues for the thirteen week period ended November 27, 2021 were positively impacted by a $322.9 million increase in Retail Pharmacy segment revenues, partially offset by a $225.6 million decrease in Pharmacy Services segment revenues. Revenues for the thirty-nine week period ended November 27, 2021 were positively impacted by a $810.6 million increase in Retail Pharmacy segment revenues, partially offset by a $470.7 million decrease in Pharmacy Services segment revenues.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020

	(dollars in thousands)
Cost of revenues(a)	$4,894,497	$4,913,939	$14,637,683	$14,564,621
Gross profit	1,334,383	1,203,099	3,865,182	3,561,763
Gross margin	21.4%	19.7%	20.9%	19.6%
Selling, general and administrative expenses	$1,276,920	$1,156,355	$3,790,035	$3,469,644
Selling, general and administrative expenses as a percentage of revenues	20.5%	18.9%	20.5%	19.1%
Facility exit and impairment charges	47,455	7,453	67,639	22,734
Intangible asset impairment charges	—	—	—	29,852
Interest expense	47,794	50,835	145,507	151,389
Loss (gain) on debt modifications and retirements, net	—	—	3,235	(5,274)
Gain on sale of assets, net	(5,899)	(16,305)	(79)	(17,473)
Loss on Bartell acquisition	5,346	—	5,346	—
(a)	Cost of revenues for the thirteen and thirty-nine week periods ended November 27, 2021 exclude $62,458 and $187,868, respectively, of inter-segment activity that is eliminated in consolidation. Cost of revenues for the thirteen and thirty-nine week periods ended November 28, 2020 exclude $76,956 and $224,417, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit increased by $131.3 million for the thirteen week period ended November 27, 2021 compared to the thirteen week period ended November 28, 2020. Gross profit increased by $303.4 million for the thirty-nine week period ended November 27, 2021 compared to the thirty-nine week period ended November 28, 2020. Gross profit for the thirteen week period ended November 27, 2021 includes an increase of $153.5 million in our Retail Pharmacy segment and a decrease of $22.2 million in our Pharmacy Services segment. Gross profit for the thirty-nine week period ended November 27, 2021 includes an increase of $320.4 million in our Retail Pharmacy segment and a decrease of $17.0 million in our Pharmacy Services segment. Gross margin was 21.4% for the thirteen week period ended November 27, 2021 compared to 19.7% for the thirteen week period ended November 28, 2020. Gross margin was 20.9% for the thirty-nine week period ended November 27, 2021 compared to 19.6% for the thirty-nine week period ended November 28, 2020. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A increased by $120.6 million and $320.4 million for the thirteen and thirty-nine week period ended November 27, 2021, respectively, compared to the thirteen and thirty-nine week period ended November 28, 2020. The increase in SG&A for the thirteen week period ended November 27, 2021 includes an increase of $118.9 million relating to our Retail Pharmacy segment and an increase of $1.6 million relating to our Pharmacy Services segment. The increase in SG&A for the thirty-nine week period ended November 27, 2021 includes an increase of $299.3 million relating to our Retail Pharmacy segment and an increase of $21.1 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week		Thirty-Nine Week
	Period Ended		Period Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020
Impairment charges	$40,323	$3,797	$51,372	$15,230
Facility exit charges	7,132	3,656	16,267	7,504
	$47,455	$7,453	$67,639	$22,734

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Lease Termination and Impairment Charges” included in our Fiscal 2021 10-K for a detailed description of our impairment and lease termination methodology.

Interest Expense

Interest expense was $47.8 million and $145.5 million for the thirteen and thirty-nine week period ended November 27, 2021, respectively, compared to $50.8 million and $151.4 million for the thirteen and thirty-nine week period ended November 28, 2020, respectively. The weighted average interest rate on our indebtedness for the thirty-nine week periods ended November 27, 2021 and November 28, 2020 was 4.3% and 4.7%, respectively.

Income Taxes

We recorded an income tax benefit of $1.2 million and income tax expense from continuing operations of $0.4 million for the thirteen week periods ended November 27, 2021 and November 28, 2020, respectively. We recorded an income tax expense of $2.9 million and an income tax benefit from continuing operations of $7.5 million for the thirty-nine week periods ended November 27, 2021 and November 28, 2020, respectively. The effective tax rate for the thirteen week periods ended November 27, 2021 and November 28, 2020 was 3.2% and 9.2%, respectively. The effective tax rate for the thirty-nine week periods ended November 27, 2021 and November 28, 2020 was (2.0)% and 8.5%, respectively. The effective tax rate for the thirteen and thirty-nine week periods ended November 27, 2021 was net of an adjustment of (18.5)% and (21.4)%, respectively, to adjust the valuation allowance against deferred tax assets. The effective tax rate for the thirteen and thirty-nine week periods ended November 28, 2020 was net of an adjustment of (61.0)% and (5.2)%, respectively, to adjust the valuation allowance against deferred tax assets.

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

We believe that it is reasonably possible that a decrease of up to $11.9 million in unrecognized tax benefits related to state exposures may be necessary in the next twelve months; however, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $1,687.4 million and $1,657.6 million, which relates to federal and state deferred tax assets that may not be realized based on our future projections of taxable income at November 27, 2021 and February 27, 2021, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
November 27, 2021:
Revenues	$4,432,508	$1,858,830	$(62,458)	$6,228,880
Gross Profit	1,233,237	101,146	—	1,334,383
Adjusted EBITDA(*)	125,931	28,862	—	154,793
November 28, 2020:
Revenues	$4,109,592	$2,084,402	$(76,956)	$6,117,038
Gross Profit	1,079,708	123,391	—	1,203,099
Adjusted EBITDA(*)	88,557	48,848	—	137,405
Thirty-Nine Week Period Ended
November 27, 2021:
Revenues	$13,061,408	$5,629,325	$(187,868)	$18,502,865
Gross Profit	3,543,533	321,649	—	3,865,182
Adjusted EBITDA(*)	290,214	109,616	—	399,830
November 28, 2020:
Revenues	$12,250,775	$6,100,026	$(224,417)	$18,126,384
Gross Profit	3,223,157	338,606	—	3,561,763
Adjusted EBITDA(*)	273,879	122,521	—	396,400
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020

	(dollars in thousands)
Revenues	$4,432,508	$4,109,592	$13,061,408	$12,250,775
Revenue growth	7.9%	5.1%	6.6%	5.4%
Same store sales growth	4.4%	4.3%	3.2%	4.8%
Pharmacy sales growth	10.4%	8.1%	11.7%	4.8%
Same store prescription count growth, adjusted to 30-day equivalents	7.9%	3.1%	8.7%	2.0%
Same store pharmacy sales growth	5.9%	6.1%	7.0%	3.5%
Pharmacy sales as a % of total retail sales	71.1%	69.5%	69.9%	66.8%
Front-end sales growth (decline)	2.2%	(0.4)%	(3.3)%	7.1%
Same store front-end sales growth (decline)	0.4%	(0.7)%	(5.2)%	6.1%
Front-end sales as a % of total retail sales	28.9%	30.5%	30.1%	33.2%
Adjusted EBITDA(*)	$125,931	$88,557	$290,214	$273,879
Store data:
Total stores (beginning of period)	2,501	2,450	2,510	2,461
New stores	1	—	2	—
Store acquisitions	—	—	1	—
Closed stores	(14)	(3)	(25)	(14)
Total stores (end of period)	2,488	2,447	2,488	2,447
Relocated stores	—	—	—	—
Remodeled and expanded stores	3	3	9	4

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 7.9% for the thirteen weeks ended November 27, 2021 compared to an increase of 5.1% for the thirteen weeks ended November 28, 2020. The increase in revenues for the thirteen week period ended November 27, 2021 was primarily a result of an increase in same store sales and incremental sales from our Bartell acquisition.

Pharmacy same store sales increased by 5.9% for the thirteen week period ended November 27, 2021 compared to an increase of 6.1% in the thirteen week period ended November 28, 2020. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 7.9% for the thirteen week period ended November 27, 2021 driven primarily by our COVID-19 vaccination program and increases in other acute and maintenance prescriptions, partially offset by a reduction in flu immunizations.

Front-end same store sales increased 0.4% during the thirteen week period ended November 27, 2021 compared to a decrease of 0.7% during the thirteen week period ended November 28, 2020. Front-end same store sales, excluding cigarettes and tobacco products, increased 1.0% over the prior year quarter. The increase in front-end same store sales was driven by good performance in our health categories including upper respiratory, take-home COVID-19 tests and vitamins, partially offset by a reduction in liquor sales during the quarter.

Revenues increased 6.6% for the thirty-nine weeks ended November 27, 2021 compared to an increase of 5.4% for the thirty-nine weeks ended November 28, 2020. The increase in revenues for the thirty-nine week period ended November 27, 2021 was primarily a result of an increase in same store sales and incremental sales from our Bartell acquisition.

Pharmacy same store sales increased by 7.0% for the thirty-nine week period ended November 27, 2021 compared to an increase of 3.5% in the thirty-nine week period ended November 28, 2020. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 8.7% for the thirty-nine week period ended November 27, 2021 driven primarily by our COVID-19 vaccination program and increases in other acute and maintenance prescriptions, partially offset by a reduction in flu immunizations.

Front-end same store sales decreased 5.2% during the thirty-nine week period ended November 27, 2021 compared to an increase of 6.1% during the thirty-nine week period ended November 28, 2020. Front-end same store sales, excluding cigarettes and tobacco products, decreased 4.7%, driven by decreases in general cleaning products, sanitizers, wipes, paper products, liquor, and over-the-counter products resulting from the pandemic driven surge in the prior year.

We include in same store sales all stores that have been open at least one year. Relocated and acquired stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020

	(dollars in thousands)
Cost of revenues	$3,199,271	$3,029,884	$9,517,875	$9,027,618
Gross profit	1,233,237	1,079,708	3,543,533	3,223,157
Gross margin	27.8%	26.3%	27.1%	26.3%
FIFO gross profit(*)	1,242,123	1,070,221	3,544,433	3,192,854
FIFO gross margin(*)	28.0%	26.0%	27.1%	26.1%
Selling, general and administrative expenses	$1,185,974	$1,067,027	3,505,365	3,206,078
Selling, general and administrative expenses as a percentage of revenues	26.8%	26.0%	26.8%	26.2%

(*)  See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit increased $153.5 million for the thirteen week period ended November 27, 2021 compared to the thirteen week period ended November 28, 2020. The increase in gross profit was driven by higher pharmacy same stores sales, including immunizations, and an increase in front-end gross profit resulting from higher front-end same store sales and a reduction in markdowns, and incremental gross profit from our Bartell acquisition of $37.3 million, partially offset by pharmacy reimbursement rate pressures that were not fully offset by generic drug cost reductions.

Gross profit increased $320.4 million for the thirty-nine week period ended November 27, 2021 compared to the thirty-nine week period ended November 28, 2020. The increase in gross profit was driven by higher pharmacy same stores sales in the current year, incremental gross profit from our Bartell acquisition of $104.4 million, and cycling a prior year restructuring charge of $25.8 million related to exiting product lines as part of our rebranding initiatives. These increases were partially offset by pharmacy reimbursement rate pressures that were not fully offset by generic drug cost reductions and a decline in front end gross profit as we cycled the impact of the prior year’s COVID-19 buying surge.

Gross margin was 27.8% of sales for the thirteen week period ended November 27, 2021 compared to 26.3% of sales for the thirteen week period ended November 28, 2020. The improvement in gross margin as a percentage of revenues is due primarily to higher gross margin associated with COVID-19 vaccines. These improvements are partially offset by continued pharmacy reimbursement rate pressures that were not fully offset by generic drug cost reductions.

Gross margin was 27.1% of sales for the thirty-nine week period ended November 27, 2021 compared to 26.3% of sales for the thirty-nine week period ended November 28, 2020. The improvement in gross margin as a percentage of revenues is due primarily to higher gross margin associated with COVID-19 vaccines and the cycling of the prior year restructuring charge and markdowns related to the prior year’s COVID-19 buying surge. These improvements are partially offset by continued pharmacy reimbursement rate pressures that were not fully offset by generic drug cost reductions.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $8.9 million and $0.9 million for the thirteen and thirty-nine week periods ended November 27, 2021, respectively, compared to LIFO credits of $9.5 million and $30.3 million for the thirteen and thirty-nine week periods ended November 28, 2020, respectively. The LIFO charges in the thirteen and thirty-nine week periods ended November 27, 2021 was mostly due to higher anticipated front-end inflation in fiscal 2022.

Selling, General and Administrative Expenses

SG&A expenses increased $118.9 million for the thirteen week period ended November 27, 2021 due primarily to incremental payroll costs to support COVID-19 immunizations, increases in bonus expense for store, field and corporate associates, increases in workers compensation costs, cycling the benefit from the prior year change to modernize our associate PTO plans and incremental costs from our Bartell stores of $39.3 million in the current year results. SG&A expenses as a percentage of revenues for the thirteen week period ended November 27, 2021 was 26.8% compared to 26.0% for the thirteen week period ended November 28, 2020. The increase is due primarily to the items noted above.

SG&A expenses increased $299.3 million for the thirty-nine week period ended November 27, 2021 due primarily to cycling the prior year change to modernize our PTO plan, incremental costs from our Bartell stores of $116.9 million, costs incurred to support our COVID-19 vaccination program and litigation settlements, partially offset by labor savings due to the cycling of the prior year’s Hero Pay and Hero Bonus programs and the COVID-19 buying surge. SG&A expenses as a percentage of revenues for the thirty-nine week period ended November 27, 2021 was 26.8% compared to 26.2% for the thirty-nine week period ended November 28, 2020. The increase is due primarily to the items noted above.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020

	(dollars in thousands)
Revenues	$1,858,830	$2,084,402	$5,629,325	$6,100,026
Revenue (decline) growth	(10.8)%	29.2%	(7.7)%	28.2%
Adjusted EBITDA(*)	$28,862	$48,848	$109,616	$122,521

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased $225.6 million for the thirteen week period ended November 27, 2021 compared to the thirteen week period ended November 28, 2020. Revenues decreased $470.7 million for the thirty-nine week period ended November 27, 2021 compared to the thirty-nine week period ended November 28, 2020. The decrease in revenues was primarily the result of a planned decrease in Elixir Insurance membership and a previously announced client loss.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020

	(dollars in thousands)
Cost of revenues	$1,757,684	$1,961,011	$5,307,676	$5,761,420
Gross profit	101,146	123,391	321,649	338,606
Gross margin	5.4%	5.9%	5.7%	5.6%
Selling, general and administrative expenses	$90,946	$89,328	284,670	263,566
Selling, general and administrative expenses as a percentage of revenues	4.9%	4.3%	5.1%	4.3%

Gross Profit and Cost of Revenues

Gross profit decreased $22.2 million for the thirteen week period ended November 27, 2021 compared to the thirteen week period ended November 28, 2020. The decrease in gross profit is primarily due to the decline in revenues, a reduction in rebates and an increase in the medical loss ratio at EI.

Gross profit decreased $17.0 million for the thirty-nine week period ended November 27, 2021 compared to the thirty-nine week period ended November 28, 2020. The decrease in gross profit is primarily due to the decline in revenues, a reduction in rebates and an increase in the medical loss ratio at EI.

Gross margin was 5.4% of sales for the thirteen week period ended November 27, 2021 compared to 5.9% of sales for the thirteen week period ended November 28, 2020. The decline in gross margin is due primarily to an increase in the medical loss ratio tied to our Medicare Part D business.

Gross margin was 5.7% of sales for the thirty-nine week period ended November 27, 2021 compared to 5.6% of sales for the thirty-nine week period ended November 28, 2020. The improvement in gross margin is due primarily to improvements in our discount card business and good network management, partially offset by an increase in the medical loss ratio tied to our Medicare Part D business.

Selling, General and Administrative Expenses

SG&A expenses increased $1.6 million for the thirteen week period ended November 27, 2021 compared to the thirteen week period ended November 28, 2020 due primarily to increased restructuring charges, partially offset by further consolidation of administrative functions. SG&A expenses as a percentage of revenue was 4.9% for the thirteen week period ended November 27, 2021 compared to 4.3% for the thirteen week period ended November 28, 2020. The increase in the thirteen week period selling, general and administrative expenses as a percentage of revenues is due primarily to the items noted above and the loss of sales volume.

SG&A expenses increased $21.1 million for the thirty-nine week period ended November 27, 2021 compared to the thirty-nine week period ended November 28, 2020 due primarily to increased litigation settlements, restructuring charges and higher discount card program costs, partially offset by further consolidation of administrative functions. SG&A expenses as a percentage of revenue was 5.1% for the thirty-nine week period ended November 27, 2021 compared to 4.3% for the thirty-nine week period ended November 28, 2020. The increase in the thirty-nine week period selling, general and administrative expenses as a percentage of revenues is due primarily to the items noted above and the loss of sales volume.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our revolving credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of November 27, 2021 was $1,610.8 million, which consisted of revolver borrowing capacity of $1,515.4 million and invested cash of $95.4 million.

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

Our borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 27, 2021, we had approximately $1,500.0 million of borrowings outstanding under the Amended Facilities and had letters of credit outstanding under the Senior Secured Revolving Credit Facility in a face amount of approximately $134.6 million, which resulted in remaining borrowing capacity under the Senior Secured Revolving Credit Facility of $1,515.4 million. If at any time the total credit exposure outstanding under the Senior Secured Revolving Credit Facility exceeds the borrowing base, we will be required to repay amounts outstanding to eliminate such shortfall.

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

The Amended Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200.0 million or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of November 27, 2021, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the Amended Credit Agreement’s financial covenant. The Amended Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

The indentures that govern our unsecured notes and secured notes contain restrictions on the amount of additional secured and unsecured debt that we may incur. As of November 27, 2021, we had the ability to issue additional secured and unsecured debt under the indentures governing our unguaranteed unsecured notes, including the ability to draw the full amount of our Senior Secured Revolving Credit Facility and enter into certain sale and leaseback transactions.

Guarantor Summarized Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q, have guaranteed our obligations under the 6.125% Notes, the 7.500% Notes and the 8.00% Notes (collectively, the "Guaranteed Notes"). As discussed in Note 12 to the condensed consolidated financial statements, the Guaranteed Notes were issued by us, as the parent company, and are guaranteed by substantially all of the parent company’s consolidated subsidiaries (the “guarantors” or “Subsidiary Guarantors”) except for EI (the “non-guarantor”). The parent company and guarantors are referred to as the “obligor group”. The Subsidiary Guarantors fully and unconditionally and jointly and severally guarantee the Guaranteed Notes. The 6.125% Notes and the obligations under the related guarantees are unsecured. The 7.500% Notes, the 8.00% Notes and the obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and other collateral to the extent it does not constitute ABL priority collateral (as defined below), and (ii) a second-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivables, payment intangibles, inventory, prescription files (including eligible script lists) and, intellectual property (prior to the repayment of the Senior Secured Term Loan) (collectively, the “ABL priority collateral”), which, in each case, also secure the Amended Facilities.

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

	November 27,	February 27,
In millions	2021	2021
Due from EI	$323.4	$96.1
Other current assets	3,645.2	3,431.8
Total current assets	$3,968.6	$3,527.9

Operating lease right-of-use assets	$2,915.7	$3,064.1
Goodwill	1,108.1	1,108.1
Other noncurrent assets	1,457.1	1,604.2
Total noncurrent assets	$5,480.9	$5,776.4

Due to EI	$—	$—
Other current liabilities	2,908.5	2,579.9
Total current liabilities	$2,908.5	$2,579.9

Long-term debt less current maturities	$3,167.1	$3,063.1
Long-term operating lease liabilities	2,692.7	2,829.3
Other noncurrent liabilities	209.3	216.9
Total noncurrent liabilities	$6,069.1	$6,109.3

	Thirteen Week Period Ended	Thirty-Nine Week Period Ended
In millions	November 27, 2021	November 27, 2021
Revenues (a)	$6,083.2	$18,070.4
Cost of revenues (b)	4,748.2	14,204.3
Gross profit	1,335.0	3,866.1

Net (loss) income from continuing operations (c)	(30.8)	(114.8)
Net income from discontinued operations	—	—
Net (loss) income (c)	$(30.8)	$(114.8)

Net loss attributable to Rite Aid	$(36.1)	$(149.4)
(a)	Includes $(24.0) million and $(6.7) million of revenues generated from the non-guarantor for the thirteen and thirty-nine week periods ended November 27, 2021, respectively.
(b)	Includes $(24.0) million and $(6.8) million of cost of revenues incurred in transactions with the non-guarantor for the thirteen and thirty-nine week periods ended November 27, 2021, respectively.
(c)	Amount presented for net (loss) income from continuing operations for the thirty-nine week period ended November 27, 2021 corrects a clerical error previously presented for net (loss) income from continuing operations for the twenty-six week period ended August 28, 2021. While the clerical error did not impact the net (loss) income from continuing operations for the thirteen week period ended August 28, 2021, it did result in an overstatement of net (loss) income from continuing operations of $92.9 million for the twenty-six week period ended August 28, 2021. This error had no impact on the consolidated financial statements and notes presented in Part 1 - Item 1 of our Quarterly Report on Form 10-Q for the thirteen weeks ended August 28, 2021.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash provided by operating activities was $36.6 million compared to cash used in operating activities of $253.8 million for the thirty-nine week periods ended November 27, 2021 and November 28, 2020, respectively. Operating cash flow was positively impacted by increases in payroll, benefits and bonus accruals, increased accrued interest and other operating expense accruals, partially offset by growth in our CMS receivable during the thirty-nine week period ended November 27, 2021. The improvement in cash provided by operating activities compared to the prior year is due primarily to the acceleration of the sale of our CMS receivable, and changes in operating assets and liabilities due to timing.

Cash used in investing activities was $111.2 million and $45.5 million for the thirty-nine week periods ended November 27, 2021 and November 28, 2020, respectively. Cash used for the purchase of property, plant, and equipment was higher than the prior year due primarily to higher sale-leaseback proceeds in the prior year. During the thirty-nine week period ended November 27, 2021, we remodeled nine stores, spent $24.3 million on prescription file purchases, received proceeds of $39.8 million from sale-leaseback transactions and received proceeds of $10.4 million associated with insurance claims.

Cash flow provided by financing activities was $69.1 million and $119.8 million for the thirty-nine week periods ended November 27, 2021 and November 28, 2020, respectively. Cash used in financing activities for the thirty-nine weeks ended November 27, 2021 reflects the amendment and extension of our Senior Secured Revolving Credit Facility and Senior Secured Term Loan and incremental revolver borrowings, partially offset by the repayment of our 6.125% Notes.

Capital Expenditures

During the thirteen and thirty-nine week periods ended November 27, 2021 and November 28, 2020 capital expenditures were as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020

New store construction, store relocation and store remodel projects	$11,624	$45,511	$70,584	$62,207
Technology enhancements, improvements to distribution centers and other corporate requirements	28,021	18,793	74,417	65,182
Purchase of prescription files from other retail pharmacies	9,810	6,131	24,289	28,703
Total capital expenditures	$49,455	$70,435	$169,290	$156,092

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions, including those resulting from COVID-19; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under our Senior Secured Revolving Credit Facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service, capital expenditures and other strategic investments at least for the next twelve months. Based on our liquidity position, which we expect to remain strong, we do not expect to be subject to the minimum fixed charge covenant in the Amended Facilities in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances, and we may evaluate alternative sources of liquidity, including further opportunities related to any receivable due to us from CMS, sale and leaseback transactions, and other transactions to optimize our store and asset base. From time to time, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for shares of common stock or other debt securities (including additional secured debt), issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or seek to refinance our outstanding secured and unsecured debt or may otherwise seek transactions to reduce interest expense and extend debt maturities. We may also look to make additional investments in our business to further our strategic objectives, including targeted acquisitions. Any of these transactions could impact our financial results.

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

Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), charges or credits for facility closing and impairment, goodwill and intangible asset impairment charges, inventory write-downs related to store closings, gains or losses on debt modifications and retirements, and other items (including stock-based compensation expense, merger and acquisition-related costs, non-recurring litigation settlements, severance, restructuring-related costs and costs related to facility closures, gain or loss on sale of assets and the loss on Bartell acquisition). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors. In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 27, 2021 and November 28, 2020:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020

	(dollars in thousands)
Net (loss) income from continuing operations	$(36,058)	$4,324	$(149,416)	$(81,575)
Interest expense	47,794	50,835	145,507	151,389
Income tax (benefit) expense	(1,175)	437	2,915	(7,534)
Depreciation and amortization	72,973	83,336	222,691	249,556
LIFO charge (credit)	8,886	(9,487)	900	(30,303)
Facility exit and impairment charges	47,455	7,453	67,639	22,734
Intangible asset impairment charges	—	—	—	29,852
Loss (gain) on debt modifications and retirements, net	—	—	3,235	(5,274)
Merger and Acquisition‑related costs	3,642	1,136	12,119	1,136
Stock-based compensation expense	217	2,867	8,820	8,677
Restructuring-related costs	9,657	12,175	25,173	71,096
Inventory write-downs related to store closings	86	704	1,356	2,596
Litigation settlements	2,000	—	50,212	—
Gain on sale of assets, net	(5,899)	(16,305)	(79)	(17,473)
Loss on Bartell acquisition	5,346	—	5,346	—
Other	(131)	(70)	3,412	1,523
Adjusted EBITDA from continuing operations	$154,793	$137,405	$399,830	$396,400

The following is a reconciliation of our net income (loss) from continuing operations to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share for the thirteen and thirty-nine week periods ended November 27, 2021 and November 28, 2020. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, non-recurring litigation settlements, gains or losses on debt modifications and retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, restructuring-related costs, and the loss on Bartell acquisition. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-

referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods.

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 27,	November 28,	November 27,	November 28,
	2021	2020	2021	2020

	(dollars in thousands)
Net (loss) income	$(36,058)	$4,324	$(149,416)	$(81,575)
Add back - Income tax (benefit) expense	(1,175)	437	2,915	(7,534)
(Loss) income before income taxes	(37,233)	4,761	(146,501)	(89,109)
Adjustments:
Amortization expense	18,780	21,236	59,193	68,351
LIFO charge (credit)	8,886	(9,487)	900	(30,303)
Intangible asset impairment charges	—	—	—	29,852
Loss (gain) on debt modifications and retirements, net	—	—	3,235	(5,274)
Merger and Acquisition‑related costs	3,642	1,136	12,119	1,136
Restructuring-related costs	9,657	12,175	25,173	71,096
Loss on Bartell acquisition	5,346	—	5,346	—
Litigation settlements	2,000	—	50,212	—
Adjusted income before income taxes	11,078	29,821	9,677	45,749
Adjusted income tax expense (a)	2,914	8,243	2,545	12,645
Adjusted net income	8,164	$21,578	$7,132	$33,104
Net (loss ) income per diluted share	$(0.67)	$0.08	$(2.77)	$(1.52)
Adjusted net income per diluted share	$0.15	$0.40	$0.13	$0.61
(a)	The fiscal year 2022 and 2021 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL’s, state credits and valuation allowance, was used for the thirteen and thirty-nine weeks ended November 27, 2021 and November 28, 2020, respectively.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of November 27, 2021.

								Fair Value at
	2022	2023	2024	2025	2026	Thereafter	Total	November 27, 2021

	(Dollars in thousands)
Long-term debt, including current portion, excluding financing lease obligations
Fixed Rate	$—	$—	$—	$—	$600,000	$1,116,305	$1,716,305	$1,699,404
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	7.50%	7.91%	7.76%
Variable Rate	$—	$—	$—	$—	$—	$1,500,000	$1,500,000	$1,500,000
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	1.90%	1.90%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of November 27, 2021, our annual interest expense would change by approximately $15 million.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of common stock during the third quarter of fiscal 2022.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced	Purchased under the
Fiscal period:	Repurchased	Per Share	Plans or Programs	Plans or Programs
August 29, 2021 to September 25, 2021	2	$15.13	—	—
September 26 to October 23, 2021	8	$13.61	—	—
October 24 to November 27, 2021	—	$—	—	—

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
4.12

Supplemental Indenture, dated as of August 27, 2021, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of February 5, 2020, related to the Company’s 7.500% Senior Secured Notes due 2025

Exhibit 4.12 to Form 10-Q filed on October 5, 2021
4.13

Supplemental Indenture, dated as of August 27, 2021, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 27, 2020, related to the Company’s 8.000% Senior Secured Notes due 2026

Exhibit 4.13 to Form 10-Q filed on October 5, 2021
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

Date: January 5, 2022	RITE AID CORPORATION

	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Executive Vice President and Chief Financial Officer

Date: January 5, 2022	By:	/s/ BRIAN T. HOOVER
Brian T. Hoover
Senior Vice President and Chief Accounting Officer