Form 10-K
period 2022-02-26
RITE AID CORP
filed 2022-04-25
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended February 26, 2022
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on August 28, 2021 was approximately $924,898,614. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.

As of April 13, 2022 the registrant had outstanding 55,646,609 shares of common stock, par value $1.00 per share.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	the impact of widespread health developments, including the continued impact of the global coronavirus (“COVID-19”) pandemic, the changing consumer behavior and preferences (including preferred shopping locations, vaccine hesitancy and the emergence of new variants), and the impact of those things on the broader economy, financial and labor markets, wages, availability and access to credit and capital, our front-end and pharmacy operations and services, supply chain including shipping delays, container and trucker shortages, port congestion and other logistics problems, our associates and executive and administrative personnel, our third-party service providers (including suppliers, vendors and business partners), and customers. In addition, continued shortages of pharmacists, pharmacy technicians and other employee turnover as a result of the ongoing “great resignation” occurring throughout the economy, and the impact of potential vaccine mandates in the markets in which we operate, may inhibit our ability to maintain store hours at preferred levels. Any of these developments could result in a material adverse effect on our business, financial conditions and results of operations;

●	our ability to successfully implement our RxEvolution strategy, attract and retain a sufficient number of our target consumers, integrate operations such as Elixir and any acquisitions, implement and integrate information technology and digital services, obtain permits required for store remodels, and improve the operating performance of our stores and pharmacy benefit management (“PBM”) operations;

●	our high level of indebtedness, the ability to refinance such indebtedness on acceptable terms, and our ability to satisfy our obligations and the other covenants contained in our debt agreements;

●	the nature, cost and outcome of pending and future litigation, other legal or regulatory proceedings, or governmental investigations, including those related to Opioids, “usual and customary” pricing or other matters;

●	general competitive, economic, industry, market, political (including healthcare reform) and regulatory conditions, including impacts of inflation or other pricing environment factors on the Company's costs and our ability to pass on price increases to our customers, including as a result of inflationary and deflationary pressures, a decline in consumer spending or deterioration in consumer financial position, whether due to inflation or other factors, as well as other factors specific to the markets in which we operate;

●	the severity and resulting impact of the cough, cold and flu season;

●	the impact on retail pharmacy business as PBM payors incent or mandate movement away from retail pharmacies to PBM mail order pharmacies;

●	our ability to achieve the benefits of our efforts to reduce the costs of our generic drugs;

●	the risk that changes in federal or state laws or regulations, including to those relating to labor or wages, the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection or the Affordable Care Act (or “ACA”), and decisions of agencies and courts including the United States Supreme Court regarding those and other matters relevant to the Company or its operations, and any regulations enacted thereunder may occur;

●	the impact of the loss of one or more major third party payor contracts and the risk that providers and state contract changes may occur;

●	the risk that we may need to take further impairment charges if our future results do not meet our expectations;

●	our ability to sell our Centers of Medicare and Medicaid Services (“CMS”) receivables, in whole or in part, which could negatively impact our liquidity and leverage ratio if we do not consummate a sale;

●	our ability to grow prescription count, realize front-end sales growth, and improve and grow the operations of our PBM;

●	our ability to achieve cost savings and the other benefits of our organizational restructuring within our anticipated timeframe, if at all;

●	decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

●	our ability to manage expenses and our investments in working capital;

●	the continued impact of gross margin pressure in the PBM industry due to continued consolidation and client demand for lower prices while providing enhanced service offerings;

●	risks related to breaches of our (or our vendors’) information or payment systems or unauthorized access to confidential or personal information of our associates or customers;

●	our ability to maintain our current pharmacy services business and obtain new pharmacy services business, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations and the risk that we cannot meet client guarantees;

●	our ability to manage our Medicare Part D Plan medical loss ratio (“MLR”) and meet the financial obligations of the plan;

●	the risk that we could experience deterioration in our current Star rating with the CMS or incur CMS penalties and/or sanctions;

●	the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

●	changes in future exchange or interest rates (including the impact on our variable rate indebtedness) or credit ratings, changes in tax laws, regulations, rates and policies; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1.   Business

Overview

Rite Aid Corporation (“Rite Aid” or the “Company”) is on the front lines of delivering health care services and retail products to over one million Americans daily. Our pharmacists are uniquely positioned to engage with customers and improve their health outcomes. We provide an array of whole being health products and services for the entire family through over 2,400 retail pharmacy locations across 17 states. Through Elixir, our pharmacy benefits manager, we provide pharmacy benefits and services to over two million members nationwide.

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

We continue to focus and implement our strategic initiatives aimed at operating as a fully-integrated, stand-alone healthcare company with a retail footprint. Our key accomplishments in fiscal 2022 included, i) increased Adjusted EBITDA by $68.2 million over the prior year, ii) increased revenues by $525.0 million over the prior year, iii) entered into a comprehensive rebate aggregation agreement that has enabled us to expand gross margin at Elixir and has made us more competitive in the marketplace, iv) completed our integration of Bartell Drugs and moved into the lead position in the Seattle market, and v) took additional steps to improve our capital structure which included paying off the remaining $91 million of our calendar 2023 bonds and amending and extending our revolving credit facility, extending the maturity out to August 2026. As a result of this extension, we have no debt maturing until July 2025.

We report our business in two distinct segments: our Retail Pharmacy Segment, which consists of Rite Aid, Bartell Drug stores and Health Dialog, and our Pharmacy Services Segment, which consists of Elixir, our PBM.

Retail Pharmacy Segment— In our Rite Aid retail stores, our highly-trained pharmacists dispense medications pursuant to prescriptions written by medical providers and educate our customers on alternative remedies that can supplement traditional options. We offer a wide range of healthcare services, including administering immunizations against COVID-19, the flu, shingles and more; assisting our customers with high blood pressure, cholesterol and diabetes; providing guidance on combating obesity and tobacco addiction; and educating our customers on managing medications and potential side effects. Throughout the pandemic, our pharmacists have been on the front lines of testing and vaccinating, and we made great strides in changing perceptions of pharmacists as providers whose reach extends well beyond filling prescriptions. We believe that offerings such as these have established pharmacists as the most accessible and trusted last-mile connectors in healthcare.

In fiscal 2022, prescription drug sales accounted for 70.0% of our total drugstore sales. We believe that our pharmacy operations will continue to represent a significant part of our business due to a combination of our efforts to expand the role of our over 6,400 pharmacists as whole-being health advocates; demographic trends such as an aging population and increased life expectancy; our focus on growth customers, particularly women between the ages of 25 to 49 who take care of themselves, their children, aging parents, and even pets; anticipated growth in the federally funded Medicare Part D prescription program as “baby boomers” continue to enroll; and the discovery of new and better prescription drug and over-the-counter therapies. In addition, we offer a wide assortment of front-end merchandise to complement our pharmacy services and to provide convenience to our customers. We carry a full assortment of front-end products, which accounted for the remaining 30.0% of our total drug store sales in fiscal 2022. Front-end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, food and beverages, greeting cards, seasonal merchandise, pet care, and numerous other everyday and convenience products.

We seek to differentiate our stores from other chain drugstores, in part, through our emphasis on the benefits of both traditional and alternative remedies, a reconstituted assortment of clean, natural, organic, and eco-friendly merchandise, our flagship store format, further investment in owned brands and our strategic partnership with GNC, a retailer of vitamin and mineral supplements. We offer a wide variety of products through our portfolio of owned brands, which contributed approximately 19% of our front-end sales in fiscal 2022 and which we are positioning for future growth.

We completed the acquisition of the Bartell Drug Company during December 2020. The strategic acquisition of the Bartell Drug Company fits into our RxEvolution strategy, complementing our commitment to total health and wellness, the importance of the pharmacist as a trusted health advisor, and the critical role of the neighborhood pharmacy. This expansion within the greater Seattle area will allow us to better service customers, health plans and healthcare providers.

The average size of each store in our chain is approximately 13,600 square feet, and average store size is larger for our locations in the western United States. As of February 26, 2022, 59% of our stores were freestanding; 55% of our stores included a drive-through pharmacy; and 67% included a GNC store within a Rite Aid store.

Health Dialog is a provider of healthcare coaching and disease management services to health plans and employers. Health Dialog has robust analytics and service offerings that are designed in response to client requests. Health Dialog provides these services using a call-in line staffed by nurse practitioners and through an online platform. We are currently revitalizing Health Dialog to better serve the changing needs of health plan clients, including assisting with reducing hospitalizations, increasing medication adherence and delivering significant savings.

Pharmacy Services Segment—Elixir, our mid-market national pharmacy benefits manager (“PBM”), provides a suite of PBM offerings including technology solutions, mail delivery services, specialty pharmacy, network and rebate administration, claims adjudication and pharmacy discount programs. Elixir also provides prescription discount programs and Medicare Part D insurance offerings for individuals and groups. Elixir provides services to various clients across its different lines of business, including major health plans, commercial employers, labor groups and state and local governments, representing over 2 million covered lives, including approximately 0.7 million covered lives through our Medicare Part D insurance offerings. Elixir continues to focus its efforts and offerings to its target market of small to mid-market employers, labor unions and regional health plans, including provider-led health plans and government sponsored Medicaid and Medicare plans.

Elixir is an integral component of our strategy and we believe that Elixir will become a differentiated market leader by lowering total healthcare costs through consumer engagement. We are modernizing our technology platforms, enhancing our clinical programs, and launching our new specialty offering across our book of business. For our markets that overlap with Rite Aid and Bartell stores, we can provide highly curated clinical offerings that not only lowers costs, but also engage members in our stores with our pharmacists.

Industry Trends

The COVID-19 crisis brought many new challenges to the industry and severely impacted the U.S. economy. We executed preparedness plans to maintain continuity of our operations, including transitioning many office-based associates to a remote work environment. We also provided enhanced benefits to our associates, and expanded resources to assist associates with the stress caused by the pandemic. Going forward, we expect to continue to provide COVID-19 testing, vaccinations, and boosters, as well as incurring the corresponding operating and administrative expenses, as COVID-19 becomes part of everyday life.

Aside from the effects of COVID-19, the rate of pharmacy sales growth in the United States continues to be negatively impacted by a decline in new blockbuster drugs, drug safety concerns, higher copays and an increase in the use of generic (non-brand name) drugs, which are less expensive but do generate higher gross margins. New drug development in the next few years is expected to be concentrated in specialty prescriptions, which are high-cost drugs targeted toward complex or rare chronic conditions. On the other hand, we expect prescription usage to continue to grow in the coming years due to the aging U.S. population, increased life expectancy, “baby boomers” continuing to become eligible for the federally funded Medicare prescription program, and new drug therapies. Additionally, rising U.S.

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

In terms of our traditional drug dispensing business, generic prescription drugs continue to help lower overall costs for customers and third-party payors. We believe the utilization of existing generic pharmaceuticals will continue to remain strong, although the pace of introduction of new generic drugs has slowed. The gross profit from a generic drug prescription in the retail drugstore industry is generally greater than the gross profit from a brand drug prescription. However, the sale amount can be substantially less and has impacted our overall revenues and same store sales.

The retail drugstore industry is highly competitive and consolidation has accelerated. We believe that such trends as vertical integration retail pharmacy companies with PBMs and insurance companies (such as CVS Health), aggressive generic pricing programs at competitors such as Wal-Mart and various supermarket chains, and increased utilization of digital commerce, will further increase competitive pressures in the industry. Front-end product pricing has continued to be highly promotional in the retail drugstore business, which contributes to additional competitive pressures.

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

The PBM industry is generally concentrated among the three largest PBMs, although niche PBMs and organizations seeking to carve out specific PBM-related services continue to emerge.  Plan sponsor clients of PBMs are seeking new and innovative solutions to manage pharmacy benefit costs.  Certain market segments, such as regional health plans, union/municipal plans, and certain mid-market employers are seeking viable alternatives to the “Big 3” PBM providers.  Also, plan sponsors with covered populations in geographically concentrated areas, such as hospital/health system clients and small to mid-sized employers, are seeking to leverage geographic opportunities to negotiate more favorable pharmacy pricing and/or integrate their community based clinical management resources, with integrated PBM and pharmacy providers, such as Elixir and Rite Aid pharmacies.

Strategy

As a healthcare company with a retail footprint operating in diverse communities throughout the country and engaging over one million customers per day through our various lines of business, we are positioned to continue making a meaningful difference in the lives of our customers, associates, and neighbors. During fiscal 2022, we have been instrumental in America’s fight against COVID-19, delivering over 14 million vaccine doses and administering over 3 million PCR tests. Our role in fighting the pandemic allowed us to foster new customer relationships, convincingly demonstrate the central role of the pharmacist in American healthcare, and create a suite of technology tools that we can continue to leverage for future clinical initiatives. As we look past the heart of the pandemic period, our company is well-positioned for a new phase of growth.

While we remain committed to the pillars of our RxEvolution strategy for re-invigorating our brand and go-to-market approach, we are focused on initiatives spanning a number of growth vectors available to us: 1) Deepening our share in the markets and segments we currently serve; 2) Expanding our offerings to new markets, segments, and customers; and 3) Creating new offerings leveraging our portfolio of assets to meet the evolving needs of customers and other stakeholders. We are excited about the growth opportunities we see before us and their potential to drive greater earnings, new relationships, and innovative ways of going to market.

1. Deepening our share in the markets and segments we currently serve

In the pharmacy, we are developing new tools and methods to boost medication adherence. We see this as win-win for all stakeholders. According to published research, proper adherence rates for most medications fall in the 50-60% range. This lack of adherence leads to approximately 125,000 avoidable deaths each year and hundreds of billions of preventable medical expenses. While there are multiple causes of non-adherence, there are levers available to us that we believe can influence patients to become more adherent to their prescription drugs. Increases in overall adherence can drive significant increases in gross profit. We are also working to increase ancillary immunizations through tools that identify customers with gaps.

In the front end of our stores, we are focused on improving the variety and unit economics of our Own Brand products, driving increased loyalty through our newly launched Rite Aid Rewards program, partnering with suppliers to curb inflationary pressures, and scaling our beauty assortment – with a particular eye to the evolving tastes of our customers. Our new beauty assortment showed 10% year-on-year growth in our pilot locations and we plan to roll out these improvements to our broader fleet. We continue to make necessary investments in refreshing our portfolio of stores to enable a welcoming and enjoyable shopping experience. Our comprehensive approach to merchandising is aimed at enabling customers to achieve not only physical health but general wellbeing both inside and out.

We continue to broaden our penetration into online channels. We have grown e-commerce sales through continued improvements to our web and mobile digital experiences and launched a Buy Online Pickup in Store (BOPS) option this year. Revenues from our third-party delivery and marketplace channels grew by 50% in fiscal 2022 and we expect similar growth rates in fiscal 2023.

Finally, we believe Elixir has become well-positioned to be a growth driver in the coming years. We have improved our pricing positioning through strong network contracts and our new rebate aggregator. The new pricing positioning is enabling us to deliver a unique and compelling value proposition. Our Elixir Savings cash discount business continues to grow in both EBITDA and revenue. We have identified meaningful EBITDA opportunity by improving our contracts, gaining access to more limited distribution drugs and growing volume from PBM clients and other parties.

2. Expanding our offerings

In the coming year we are focused on a) expanding our footprint of stores into underserved markets; b) expanding our merchandise selection within our stores through store-within-a-store partnerships, and c) bringing our suite of services to a broader swath of clients.

a)	Expanding our store footprint – Approximately 1 in 7 Americans live more than 5 miles away from their nearest pharmacy, providing considerable opportunity for growth of our footprint into new markets and states that Rite Aid does not serve today. We plan to launch small-format stores centered around pharmacy fulfillment and clinical services, with a particular focus on markets where access to pharmacy is limited.
b)	Store-within-a-store partnerships – We are developing store-within-a-store partnerships with well-known consumer-oriented retailers and brands. These creative partnerships will leverage our space to provide an exciting new range of products and services to our customers in a working-capital efficient manner.
c)	Bringing services to new clients – We are revitalizing our Health Dialog population health solution to better serve the changing needs of a growing variety of health plan clients. Health Dialog has robust analytics and service offerings that are designed in response to client requests. We are also developing relationships with new types of customers, including pharma manufacturers

3. Creating new offerings leveraging our portfolio of assets

Although we are most well-known for our over 2,400 retail community pharmacies, we also have a broad portfolio of complementary assets including: specialty and mail order pharmacies with national scale; a full-service PBM with scale, flexibility, and expertise; a claims adjudication platform; a prescription discount card services platform; medication adherence and clinical services from Health Dialog; a strong network of relationships across the retail and health care value chains; and, most importantly, a strong and loyal base of 35M+ customers. We are bringing these assets together in synergistic ways to create offerings that address the unmet needs of customers, payers, and other stakeholders across healthcare and retail.

We are growing our health plan business, focused on improving clinical and economic outcomes for plan members by leveraging our pharmacy expertise and customer touchpoints. We currently have contracts with five health plans, with another dozen in the pipeline.

We expect to grow our service offerings to other PBMs, anchored by licensing access to our leading claims adjudication platform.

We are establishing strategic partnerships with healthcare and retail innovators to help them scale by providing much-needed products and services to our customer base.

Finally, we are continually establishing additional touchpoints with customers – existing and new – via digital channels to create a seamless digital customer experience.

Products and Services

Sales of prescription drugs for our Retail Pharmacy segment represented approximately 70.0%, 66.7% and 67.0% of our total drugstore sales in fiscal years 2022, 2021 and 2020, respectively. In fiscal years 2022, 2021 and 2020, prescription drug sales were $12.2 billion, $10.9 billion and $10.4 billion, respectively. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and our consolidated financial statements.

We carry a full assortment of non-prescription, or front-end, products. The types and number of front-end products in each store vary, and selections are based on customer needs and preferences and available space. No single front-end product category contributed significantly to our sales during fiscal 2022. Our Retail Pharmacy segment’s principal classes of products in fiscal 2022 were the following:

Percentage of
Product Class	Sales
Prescription drugs	70.0%
Over-the-counter medications and personal care	11.0%
Health and beauty aids	4.5%
General merchandise and other	14.5%

We offer a wide variety of own brand products to meet the needs of our customers in virtually every non-pharmacy department. We continue to focus on increasing own brand sales and penetration by expanding our assortment, redefining our brand architecture and brands, refreshing our package design, and driving greater support through our marketing. We believe that today’s consumer expects high quality, differentiated own brand products that deliver performance equal to national brands at a better value. A refresh of our own brand offering is critical to improving our gross margin and reducing our working capital investment in inventory.

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

Elixir continues to modernize the technology platforms that service its core PBM business as well as other PBMs. Initial focus is on the customer care experience, clinical operations, client implementations and data exchange. We see an opportunity to further enhance our technology leadership in this market and improving operational efficiencies both internally as well as externally for our clients. We are leveraging a cloud platform shaped with our decades of experience in scalable claims adjudication, customer care and clinical programs while transforming our products and services to offer a PBM-as-a-Service (PBMaaS) model. This ecosystem will serve our target markets to include small to mid-sized PBMs and mid to large health plans.

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

Customers and Third Party Payors

During fiscal 2022, our stores filled approximately 238.1 million prescriptions and served over one million customers per day. The loss of any one customer would not have a material impact on our results of operations.

In fiscal 2022, substantially all of our pharmacy sales were to customers covered by third party payors (such as insurance companies, prescription benefit management companies, government agencies, private employers or other managed care providers) that agree to pay for all or a portion of a customer’s eligible prescription purchases based on negotiated and contracted reimbursement rates. During fiscal 2022, the top five third party payors accounted for approximately 77.4% of our pharmacy sales. The largest third party payor, Caremark, represented 32.1% of our pharmacy sales. The loss of, or a significant change to the prescription drug reimbursement rates by, a major third party payor could decrease our revenue and harm our business.

During fiscal 2022, Medicaid and related managed Medicaid payors sales were approximately 18.2% of our pharmacy sales, of which the largest single Medicaid payor was approximately 2.1% of our pharmacy sales. During fiscal 2022, approximately 38.2% of our pharmacy sales were to customers covered by Medicare Part D.

Through our Pharmacy Services segment we provide innovative pharmaceutical solutions for our clients which are primarily employers, insurance companies, unions, government employee groups, health plans, managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States.

During fiscal 2022, Medicare Part D payor revenue was approximately 56.1% of our Pharmacy Services Segment revenue, of which the largest single Medicare Part D payer was approximately 41.1% of our Pharmacy Services Segment revenue. During fiscal 2022, approximately 10.1% of our Pharmacy Services Segment revenue was to customers covered by Commercial payors.  During fiscal 2022, approximately 6.3% of our Pharmacy Services Segment revenue was to customers covered by Medicaid payors.

Competition

The retail drugstore and pharmacy benefit management industries are highly competitive. Some of our competitors are larger, better capitalized, have access to greater financial and other resources, are diversified through other industries and have an international presence. Additionally, some of our competitors are vertically integrated, allowing them to leverage healthcare, health plan, and PBM operations together with their retail pharmacy footprint. Increasingly, these competitors are expanding in our existing markets. Greater competition exerts pressure on our pricing and promotional models and may force us to modify or reduce our prices.

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

We believe continued consolidation in the healthcare industry, and the aggressive pricing on front-end products by supermarkets and mass merchandisers and other PBM service providers will further increase competitive pressures in our industries.

Marketing and Advertising

In fiscal 2022, we advanced efforts to provide a seamlessly connected omni-channel customer experience. We continued to take a holistic approach to managing our media mix while shifting towards a digital-centric strategy. Marketing and advertising expense was approximately $146.1 million. This spend encompasses digital marketing to support pharmacy and front end sales, the wellness+ program and customer relationship marketing, in-store communication, weekly circular (print and digital), marketing campaign support including television, radio, and direct mail. During fiscal 2022, our marketing activities were primarily focused on the following:

●	Driving the awareness of COVID-19 vaccination and testing, as well as flu and ancillary immunizations.
●	Continuing to drive the awareness of the new Rite Aid brand through in-store, digital, broadcast, and print media. This was a significant portion of our marketing spend, and we continue to reinforce the new brand proposition into fiscal 2023.
●	Supporting the launch of new items and brands as part of our merchandising refresh, including the support of new own brand items.
●	Continued optimization of print media to drive marketing spend into more efficient and effective digital channels. We executed a multi-phase test and control program to determine where print advertising was less productive than digital spend, and adjusted marketing investment by channel throughout the year based on these learnings.
●	Continued weekly promotional marketing as an important component of our marketing message mix, as we focused on promotions of items and categories that were most relevant to our customers during COVID-19.
●	Supporting our previous loyalty program and launching our new Rite Aid Rewards as a component of our customer proposition.
●	Supporting market-specific initiatives and individual store programs such as grand openings for new and remodeled stores, script file acquisitions, and store divestitures.
●	Focused efforts on our omni-channel marketing initiatives including our Rite Aid mobile app, social media, our riteaid.com website and e-commerce.
●	Additional programs focused on safety and convenience during the pandemic such as delivery and pickup.

Human Capital

Overview

As a pharmacy services company that operates in communities throughout the country and supports the whole health of millions of customers through our various lines of business, Rite Aid is positioned to make a meaningful difference in the lives of our customers. Our mission is to serve as the everyday care connector that drives lower health care costs through better coordination, stronger engagement and personalized services that help our customers achieve whole health for life. At the core of delivering on that mission is our associates.

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

As of February 26, 2022, we employed over 53,000 associates across the United States, including Puerto Rico.

Communication and Engagement

Because our associates are so essential to our business strategy, we engage with them through formal surveys, town halls, focus groups and listening sessions to measure and understand their perspectives and gather critical feedback. For the past three years, more than 70% of our associates have participated in our surveys. The surveys give us valuable information regarding topics such as career development and growth, well-being, compensation, recognition, leadership and communication effectiveness, and opportunities specific to diversity and inclusion efforts.

Training and Development

Growing and developing our talent is key to our future and our ability to lead at our best every day. We seek to inspire a high-performance culture and promote talent development. We offer development on leadership, safety, compliance and other critical skills necessary to run our business. We offer various instructor-led and virtual instructor-led programs and maintain a vast curriculum of relevant, on-demand learning and development resources.

New to the company is a multi-year project to establish a foundation for how we hire and develop our associates through a competency framework. Working through key business partners, Success Profiles, skills identified to drive success within a particular role, have been established for our pharmacy & retail store associates. Moving forward the company will establish similar profiles for roles throughout the organization. Key offerings include learning modules and resources tied to the identified skills and structured career-pathing opportunities are planned.

We also provide discounted tuition and reimbursement programs for associates to pursue degrees at select colleges or universities as well as offering loan repayment assistance for pharmacy interns. We have been certified as an ACEP, Accredited Provider of Continuing Pharmacy Education, which allows us to offer courses that count toward the CE licensing requirements of our pharmacists. In addition, we offer an accredited pharmacy technician certification program. Both efforts allow us to develop pharmacy associates to meet the demands of our business.

Our goal is to grow leaders at all levels and provide associates opportunities to develop and grow the skills needed to meet personal goals and support Rite Aid’s future growth and success.

Diversity, Equity and Inclusion

We continue to advance our Diversity, Equity & Inclusion (DEI) programs as we enable our RxEvolution. We know that to build change that is meaningful and lasting, we must engage the unique perspectives, experiences and approaches that only come from a diverse workforce. We believe that an inclusive and welcoming workplace is not only desirable but essential, and we are committed to building a workplace in which every associate can thrive. So we are being intentional to bring to life to our DEI Commitment Statement which aligns with our values so that our associates know what behaviors we expect them to demonstrate and our customers, shareholders and other key stakeholders understand our aspirations.

Our new DEI strategy roadmap will help us advance further in our DEI journey. It includes the integration of DEI into human resource policies as well as business processes to create measurable and sustainable improvements. For example, we implemented our Heritage and History Month services to celebrate Diversity, Equity and Inclusion throughout the year to cultivate a more inclusive work environment. We are also placing a strong emphasis on talent acquisition, development and management processes to grow a pipeline for future leaders with unique perspectives, experiences, and approaches.

As of December 31, 2021, 68% of associates self-reported as female. In addition, associates reported their race/ethnicity as: White 54%; Hispanic 15%; Black 14%; Asian 12%; and Other 5%.

Total Rewards and Recognition

Our associates are critical to our business, and we design compensation, benefit and recognition programs to provide the appropriate security, support and appreciation needed for our associates to thrive. Included within the package of offerings for our associates are annual bonuses, 401(k) plans, healthcare benefits, paid time off, associate assistance programs, and many other services and programs for our eligible associates.

We also value and encourage associate recognition in order to celebrate outstanding contributions. Our recognition platform is a leadership tool used to celebrate the great achievements of our teams, reward and encourage exemplary behaviors aligned with our core values of Hustle with Humility, Earn Trust and Keep It and Get There Together and create a community experience for our workforce.

This past year we, like many other employers, experienced attraction and retention of talent challenges as the pandemic continued to place stress on the labor market. As a result, we developed many supplemental programs to assist with hiring and also extended additional recognition and pay elements to retain our talent. Some of the actions taken are as follows: referral bonuses, sign-on bonuses, recognition awards and bonuses and pay adjustments in hard to staff areas.

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

Seasonality

We experience seasonal fluctuations in our results of operations concentrated in the first and fourth fiscal quarters as the result of the concentration of the cough, cold and flu season and the holidays. We tailor certain front-end merchandise to capitalize on holidays and seasons. We increase our inventory levels during our third fiscal quarter in anticipation of the seasonal fluctuations described above, including flu and other immunizations. Our results of operations in the fourth and first fiscal quarters may fluctuate based upon the timing and severity of the cough, cold and flu season, both of which are unpredictable.

Regulation

Our business is subject to federal, state and local laws, regulations, and administrative practices concerning the provision of and payment for health care services, including, without limitation: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims; the ACA; regulations of the U.S. Food and Drug Administration (“FDA”), the U.S. Consumer Product Safety Commission, the U.S. Federal Trade Commission, the U.S. Drug Enforcement Administration (“DEA”), including regulations governing the purchase, sale, storing and dispensing of controlled substances, listed chemicals, and other products, as well as regulations promulgated by state and other federal agencies, including state boards of pharmacy and medicine, concerning automated outbound contacts such as phone calls, text messages and emails and the sale, advertisement and promotion of the products we sell, including nicotine products, drugs, medical devices, and alcoholic beverages. We are also subject to laws governing our relationship with our associates, including health and safety, minimum wage requirements, overtime, sick leave, working conditions, equal employment opportunity and unionizing efforts.

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

Legal Developments Relating to COVID-19

As one of the federal legislative responses to the COVID-19 pandemic, in March 2020, Congress enacted the Families First Coronavirus Response Act (the “Families First Act”) and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which require insurers and other payors to provide coverage for COVID-19 related medical services, in many cases without member cost-sharing. Pursuant to the government’s implementation of COVID-19 related legislation, the Company has received reimbursement for furnishing COVID-19 related testing, vaccinations, and monoclonal antibody treatment. We received provider relief funds under the CARES Act. We also elected to defer paying our employer share of Social Security tax payments for the period beginning March 27, 2020. We paid the first installment in December 2021 and plan to remit the second installment on or about December 31, 2022.

The American Rescue Plan Act of 2021, which was signed into law on March 15, 2021, authorized the government to spend approximately $1.9 trillion to address continued impacts from the COVID-19 pandemic, including approximately $415 billion in increased funding to cover the national vaccination program, COVID-19 testing, contact tracing, research and development, and medical supply manufacturing. Our business began offering COVID-19 testing services at various sites in April 2020 to eligible individuals based on CDC guidelines and vaccinations in its stores during the fourth quarter of fiscal 2021 to eligible individuals based on state and local jurisdiction guidelines. We continue to offer COVID-19 testing services and vaccinations in our stores. With respect to providing COVID-19 testing services, we were not subject to or operated pursuant to waivers of certain obligations required of federal government contractors. However, going forward, our retail pharmacies will likely be subject to additional requirements of companies considered to be federal government contractors and shifting government requirements that may create obstacles for our retail pharmacies’ ability to continue offering testing services. For example, the regulations generally applicable to federal government contractors include those that require contractors to develop and implement affirmative action plans. If we become subject to these requirements, as we expect is likely, the Company will take steps to become compliant with those requirements as quickly as possible.

In addition to the above legislation, we have operated pursuant to a large number of new laws, regulations, and directives from federal, state, county, and city authorities related to the COVID-19 pandemic. Although COVID 19-related mandates and directives are easing across the country and Congress is taking steps to reduce COVID 19-related funding, new more contagious COVID-19 variants, such as the Omicron variant and newly emerging BA.2 variant may necessitate the reintroduction of travel bans and restrictions, mask mandates, quarantines, shelter-in-place orders, and other stringent regulations. While there is uncertainty regarding the financial and operational impacts of COVID-19 related governmental actions and inactions, such impacts could be material and adverse or could require substantial and permanent changes in the Company’s operations.

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

Even though the Social Security Act generally preempts state and local laws that relate to Medicare Part D, (including service providers like PBMs) states are increasing their regulatory authority over the Part D program, especially following a 2021 Eighth Circuit Court of Appeals decision, which held that a North Dakota state law could regulate certain aspects of PBMs’ participation in Medicare Part D. The Court recognized that the scope of state regulatory authority extends to imposing certain mandates on Part D PBM relationships with their network pharmacies.

Along with increasing state regulation over the Part D program, CMS could decrease Medicare reimbursement or increase fees imposed upon PDPs. Among other things, PDPs could be required to pay Medical Loss Ratio (“MLR”) rebates for failure to meet minimum MLRs in a given year and repeated failure to meet such minimum annual thresholds can serve as a basis for program termination by CMS. Because our Medicare plan clients are subject to these same regulations, if they are negatively impacted by legal noncompliance or unexpected reimbursement cuts, they could seek to terminate or renegotiate contractual arrangements with our Company.

CMS assesses the quality of PDPs through star ratings, which may impact beneficiary enrollment numbers and sustained negative star ratings can result in plan termination. PDPs that fail or are unable to achieve or maintain star ratings can be terminated from Medicare.

Changes to the Medicare Part D program through the proposed Build Back Better Act could exert negative pressure on retail pharmacy reimbursement and limit the revenue for and the negotiating leverage of our Company’s PBM business. Among various other drug-related provisions, the Build Back Better Act would authorize government price negotiation for certain high cost Medicare drugs and cap Part D beneficiary out-of-pocket spending. The former policy change could reduce our retail pharmacy reimbursement within the Part D program and limit our retail pharmacies’ ability to negotiate favorable reimbursement rates. Moreover, such a pricing change could have a spillover effect in the commercial market, negatively impacting our PBM revenue and retail pharmacy reimbursement in the commercial market. Limitations on Part D beneficiary out-of-pocket spending could result in a shift of Part D costs from out-of-pocket spending and government subsidies to our PBM and other PBMs, resulting in reduced revenues to our PBM business and increased limitations on pharmacy reimbursement for our retail pharmacy segment. There is risk that even if the Build Back Better Act is not enacted, some of its policy provisions could be passed into law separately.

Medicare sequestration cuts reduce federal funding to Medicare Part D plans. On December 10, 2021, President Biden signed the Protecting Medicare & American Farmers from Sequester Cuts Act, which extends the suspension of sequestration through March 31, 2022, then reduces the sequestration cuts to 1% from April 1 to June 30, 2022. The full 2% sequestration cuts will again take effect beginning July 1, 2022. The Protecting Medicare & American Farmers from Sequester Cuts Act also delays certain other sequestration requirements, called PAYGO, that would have imposed a 4% cut in Medicare payments during 2022, until 2023. To the extent that Congress allows the sequestration cuts to take effect, government funding to Medicare Advantage and Part D Plans will be reduced, which in turn, may decrease revenue to our PBM business.

Medicare Enrollment Growth

In recent years, growth in Part D plan enrollment has been driven largely by growth in enrollment in Medicare Advantage and other Medicare managed plans that included Part D, while enrollment in stand-alone Part D plans has decreased over time and is expected to do so. Any increased drop in enrollment in stand-alone Part D plans or increased enrollment in Medicare Advantage or other Medicare managed care plans that offer Part D benefits may adversely affect our stand-alone Part D plan business.

Pharmacy, Professional Licensure, and Controlled Substance Laws and Regulations

We are subject to a wide range of statutes and regulations at the federal and state levels regarding the practice, licensure, and professional regulation of pharmacy and nursing. These statutes and regulations govern our retail, mail order, and specialty pharmacy operations, as well as the professional conduct of our pharmacists, pharmacy technicians, nurses, and physician assistants. Federal and state law also govern the issuance and filling of prescriptions, the dispensing of drug products (including those containing controlled substances) and the sale of schedule listed chemical products. The DEA has issued waivers of certain of its requirements regarding the prescribing, dispensing and distribution of controlled substances during the COVID-19 public health emergency. The end of the public health emergency and rescission of those waivers may have an impact on our customer base and may translate to a reduction in revenue for our pharmacy business.

Governmental agencies with regulatory authority to audit and/or investigate our Company’s operations in this area include, but are not limited to CMS, DEA, DOJ, FDA, state pharmacy boards, state nursing boards, state controlled substance regulators, and the state attorneys general. These agencies are authorized to impose criminal, civil, and administrative sanctions for failure to comply with these laws and regulations. A failure to comply with federal and/or state laws regarding the distribution or dispensing of products in violation of these laws may result in state enforcement actions, including, under an individual state false claims acts, Our pharmacy technicians who administer COVID-19 vaccines may receive immunity under the PREP Act (42 U.S.C. § 247d-6d) with respect to all claims for loss caused by, arising out of, relating to, or resulting from, the administration or use of FDA-authorized COVID-19 tests; however, such immunity does not extend to willful misconduct that results in serious injury or death.

HIPAA, Privacy, and Security Laws

Our business is also subject to patient and consumer privacy obligations. We are subject to the requirements imposed by the Health Insurance Portability and Accountability Act (“HIPAA”), as modified by the American Recovery and Reinvestment Act of 2009, including the Health Information Technology for Economic and Clinical Health Act. As a HIPAA covered entity, we are required to implement privacy standards, train our associates on the permitted uses and disclosures of protected health information (“PHI”), report breaches of PHI, provide a notice of privacy practices to our pharmacy customers and permit pharmacy customers to access and amend their records and receive an accounting of disclosures of PHI. We are also subject to regulations governing the receipt of remuneration in exchange for PHI and are subject to audit for HIPAA compliance and failure to satisfy HIPAA standards may result in civil and criminal penalties. Corresponding state health privacy laws also apply to our business to the extent they are more stringent than HIPAA, and require additional obligations that may vary by state. These federal and state laws may change and require additional efforts.

Data Protection and Cybersecurity Laws

Our business is subject to federal and state privacy and data security laws, with respect to our receipt, use and disclosure by us of personally identifiable information (“PII”), which laws require us to provide appropriate privacy and security safeguards for such information. The Cybersecurity Information Sharing Act of 2015 invites business entities to share cyber threat indicators with the federal government and directs HHS to create a set of voluntary cybersecurity best practices for health care entities. In addition, we are subject to the California Consumer Privacy Act (“CCPA”), which established numerous consumer rights including rights of access and deletion of consumer’s data upon request. The approved California Privacy Rights Act (the “CPRA”) with a January 1, 2023 compliance deadline amends and expands the CCPA. Virginia, Colorado, and Utah have enacted similar laws to provide for consumer privacy rights and protections. Other states are considering similar laws that would give consumers increased protection and control over their personal data. Other states have more limited protections for consumer data. In addition, certain states have data protection laws that provide for the protection of biometric data of individuals. The scope and reach of these biometric laws vary by state and may continue to change. Courts also may adopt the standards for fair information practices promulgated by the FTC that concern consumer notice, choice, security, and access. Likewise, a number of states that have passed data safeguard legislation, most notably New York’s Stop Hacks and Improve Electronic Data Security Act (the “SHIELD Act”), that requires any person or business owning or licensing computerized data that includes the private information of a resident of New York to implement and maintain reasonable safeguards to protect the security, confidentiality, and integrity of the private information. We are also subject to the Payment Card Industry Data Security Standard promulgated by the payment card industry in connection with handling credit card data. This standard contains requirements devised to aid entities that process, store or transmit credit card information to maintain a secure environment.

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

Consumer Protection Laws

In addition to the protection of personal data, our business is required to comply with other federal and state consumer protection laws. Applicable federal laws include the Federal Trade Commission Act, the Federal Postal Service Act, and the Consumer Product Safety Act. Our retail pharmacies and clinics are also subject to federal and state laws regarding the accessibility of goods and services to people with disabilities. Moreover, our website operations and electronic marketing and customer communications must be employed in compliance with certain consumer protection requirements. Under these laws, regulated entities may be subject to legal action and government investigations in regards to a wide array of customer-facing matters, including product pricing and expiration, disability access, and member loyalty and other financial incentive programs.

Telemarketing and Other Outbound Contacts

The Company also engages in certain telemarketing activities that involve outbound phone calls, texts and emails. Accordingly, we are subject to various federal and state laws, including, but not limited to the federal Telephone Consumer Protection Act and similar state laws and the federal Telemarketing Sales Rule, under which federal and state regulators and private individuals may be authorized to take legal action and seek financial penalties for violations.

The Affordable Care Act

Pursuant to the ACA, the Company’s PBM and PDP businesses, and its health plan clients, have been subjected to greater government oversight and regulation, including in relation to minimum MLR requirements, benefit plan design mandates, and group rating and pricing practices. Parts of the ACA continue to change over time through federal and state regulatory and policy actions and related litigation. Even though, in June 2021, the U.S. Supreme Court rejected another legal challenge to the constitutionality of the ACA, possibilities remain for future litigation challenging the ACA and/or the U.S. Congress to take action to repeal, modify, or expand the ACA in the future. While the American Rescue Plan Act of 2021 increased federal subsidies for insurance obtained under the health exchange marketplace, this increase is temporary and it is unclear whether or not Congress will extend the subsidies beyond their current expiration date at the end of 2022. As a result, there is significant uncertainty regarding the ACA, potential future changes to the ACA and its ongoing impacts.

340B Drug Pricing Program

Under the 340B Drug Pricing Program, which is overseen by HHS and the Health Resources and Services Administration (“HRSA”), drug manufacturers are required to sell outpatient prescription drugs to certain safety net covered entities at discount prices. Drugs covered under the 340B Program may be dispensed by the covered entity or through contract pharmacies. In recent years, there has been litigation and enforcement actions regarding the dispensing of program drugs by contract pharmacies and the payment of mandatory 340B Program drug discounts by drug manufacturers. To the extent litigation and/or enforcement actions could restrict the scope of the 340B Program or contract pharmacy arrangements, our Company’s participation in the program could be significantly impacted. Congressional action with respect to the program might also have an impact.

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

Pharmacy Network, Audit, and Plan Design Legislation

Medicare Part D and many states have implemented “any willing provider” laws and related legal provisions that regulate the ability of drug benefit plans and PBMs to utilize limited pharmacy networks. In addition, an increasing number of states have imposed conditions restricting or modifying the ability of health plans and PBMs to audit pharmacies and recover overpayments. Finally, CMS and the various states may regulate the design and structure of prescription drug formularies with regard to Medicare Part D and ACA-regulated plans. Some of these regulations may limit the ability of PBMs and health plans to impose formulary conditions or restrictions, such as copayment differentials and drug tiering designs, which may be used to manage drug benefits and promote cost-efficient utilization. These laws can significantly affect the ability of PBMs to develop and enforce pharmacy networks, formularies, and other plan design features to manage costs and to effectively conduct audits aimed at recovering overpayments for our health plan clients. Additionally, an increasing number of states have passed legislation limiting the ability of PBMs and health insurers to provide special benefit structures for use with affiliated pharmacies. Such limitations could hinder the ability of our PBM to generate greater savings for insurer clients.

Medicare November 2020 Rebate Rule

Our Medicare PDP and PBM businesses could be impacted by the HHS final rule issued in November 2020, which would eliminate AKS safe harbor protection for rebates offered by drug manufacturers to PDPs and their contracting PBMs in exchange for formulary placement. The final rule would replace the previous safe harbor with two narrower safe harbors, one of which applies to certain point-of-sale rebates and the other to certain fixed service fees paid by manufacturers to PBMs. The final rule has been the subject of industry legal challenge, and in November 2021, pursuant to passage of the Infrastructure and Investment Jobs Act, its implementation date has been delayed until at least January 1, 2026. It is currently unclear whether the final rule will survive legal challenge and be implemented as currently drafted, or whether it will be struck down, modified, or rescinded. Moreover, even if implemented in its current form, it is unclear what the final rule’s resulting impact could be to the Company and its PBM and PDP businesses.

Antitrust and Unfair Competition Laws

The Company falls under the oversight of the U.S. Federal Trade Commission (“FTC”) and state regulatory authorities that are charged with investigating and enforcing laws relating to unfair and deceptive trade practices and “unfair methods of competition.” Some government investigations and prosecutions have focused on competitive and trade practices employed by PBMs with regard to vertical integration, rebates, drug pricing, and pharmacy reimbursement practices, as well as various other business practices of PBMs and retail pharmacies. The FTC has announced that it is seeking input under its Rule 6(b) authority on the scope of a potential study of various PBM practices that may impact the affordability of and consumer access to prescription drugs, with a view toward issuing a report, but the agency’s probe might also include possible rulemaking or issuance of an administrative complaint against PBMs.

In addition, the federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. Antitrust enforcement in the healthcare sector is currently a priority of the U.S. Department of Justice and the FTC. Violations of federal or state antitrust and unfair trade practices laws and regulations could result in substantial statutory penalties and other sanctions, as well as potential liability in private civil litigation.

FDA Regulation

The Company’s business operations include, among other things, the distribution and dispensing of prescription drugs, the sale of over-the-counter medications, including homeopathic drugs, and products, the private labeling of certain drug products and medical devices, and the sale of prepared food, all of which are regulated in whole or in part by the FDA. The FDA is authorized to impose various forms of sanction, including financial penalties, for failure to comply with regulations governing matters within its oversight. FDA has historically exercised enforcement discretion regarding the marketing of certain homeopathic drugs without FDA approval and has indicated a willingness to continue to do so. However, a change in FDA’s enforcement posture could impact the Company’s product portfolio. A failure to comply with the FDA’s laws may result in enforcement or other legal action under state consumer protection laws.

ERISA Regulation and Preemption

Our PBM business provides prescription drug administrative services for various employer and union-sponsored health plans, in accordance with plan designs adopted by the plan sponsors. the Company must comply with the Federal Employee Retirement Income Security Act of 1974 (“ERISA”) as well as implementing regulations issued by the U.S. Department of Labor (“DOL) comprehensively regulating certain employee benefit plans that contract with us to provide PBM services as well as those plans’ service providers. In some cases, our PBM business may contract with a plan sponsor to assume specific limited ERISA fiduciary responsibilities, such as administration of initial appeals of prescription drug benefit claims. The Company may be subject to direct civil and/or criminal liability under ERISA and DOL regulations for any illegal remuneration provided to or received from plan sponsors.

ERISA generally preempts state and local laws that relate to employee benefit plans, including their service providers like PBMs, but the statute has been a frequent subject of litigation. The states have been aggressive in expanding regulation of PBMs following a 2020 U.S. Supreme Court decision rejecting ERISA preemption and upholding an Arkansas law designed to restrict the ability of PBMs to impose certain financial and operational parameters on network pharmacies. The Eighth Circuit Court of Appeals, in November 2021, expanded on that decision, holding that a North Dakota law could legally regulate certain aspects of PBMs’ participation in Medicare Part D, including imposing certain mandates on PBM relationships with their network pharmacies. To the extent that future cases further limit ERISA’s preemptive scope, including expanding state law regulatory authority over Part D PBMs, our PBM business will be increasingly subject to state-imposed legal requirements and corresponding compliance costs.

PBM Laws and Regulations

Many states have implemented or are considering laws and regulations designed to more stringently regulate PBM activities, which may impact the ability of the Company to standardize its products for inter-state customers, thereby raising the cost of doing business. Those laws and regulations include various licensing and registration requirements for PBMs. Those regulations include imposing certain restrictions on pharmacy audits, transparency mandates, such as disclosure of data to third parties, drug utilization management practices, and restrictions on PBM pharmacy network design and dispensing channels. Some states have also passed legislation to create a reimbursement benchmark mandate, plus a set dispensing fee, for in-network pharmacies.

An increasing number of states are regulating Maximum Allowable Cost reimbursement (“MAC”), which may be employed by PBMs to determine the reimbursement for dispensed generic pharmaceuticals and encourage plans to purchase generics at the lowest possible costs. State MAC laws are frequently designed to regulate MAC pricing methodologies, price transparency, the types of drugs subject to MAC pricing, and pricing appeals by pharmacies. In 2020, the U.S. Supreme Court issued a broad opinion allowing states greater latitude to enact and enforce MAC laws. This decision will likely result in restrictions on the ability of PBMs to impose MAC pricing parameters to maximize cost efficiency, as well as possibly leading to more comprehensive regulation of MAC pricing by the states. As a result, our PBM may be subject to regulatory limitations on its ability to set favorable drug reimbursement rates.

In addition, various quasi-regulatory organizations and credentialing organizations have issued (or may propose) model standards or other requirements concerning PBMs, specialty pharmacies, or health plans. While these standards or requirements may not have the force of law, the resulting pressure to comply, in whole or in part, may be a significant cost for our PBM. Examples include the National Association of Boards of Pharmacy, the National Association of Insurance Commissioners (“NAIC”), the National Committee for Quality Assurance (“NCQA”), and the Utilization Review Accreditation Commission (“URAC”), among others. Cumulatively, these efforts could restrict PBMs’ leeway to manage costs and lead to greater inconsistency among state standards and laws, thereby increasing PBM compliance burdens.

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

Item 1A.   Risk Factors

Factors Affecting our Future Prospects

Set forth below is a description of certain risk factors which we believe may be relevant to an understanding of us and our business. Security holders are cautioned that these and other factors may affect future performance and cause actual results to differ from those which may be anticipated. Additionally, the continuing impact of COVID-19 could further exacerbate many of the risk described below or described elsewhere herein. See the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

Summary

The following is a summary of the principal risks we face:

Risks Related to our Financial Condition

●	Widespread health developments, including the global COVID-19 pandemic and emerging COVID-19 variants, could materially and adversely affect our business, financial condition and results of operations.
●	We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.
●	Borrowings under our senior secured credit facilities are based upon variable rates of interest, which could result in higher expense (including as a result of recent actions by the Federal Reserve Bank) as a result of the cessation of LIBOR.
●	The covenants in the instruments that govern our current indebtedness may limit our operating and financial flexibility.

Risks Related to our Operations

●	We need to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot effectively implement our business strategy or if our strategy is negatively affected by worsening economic conditions.
●	We purchase all of our brand and generic drugs from a single wholesaler. A disruption in this relationship may have a negative effect on us.
●	Inflation could adversely impact our financial condition and results of operations.
●	Our ability to attract and motivate talented employees is uncertain and poses financial risks.
●	Failure or significant disruption to our information technology systems/infrastructure or a cyber-security breach could adversely affect our operations.
●	We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.
●	Any failure to protect the security of personal information about our customers and associates, could result in significant business liability and reputational harm.
●	Any inability to keep existing store locations or open new locations in desirable places may have a negative impact on our operations.

●	A variety of business continuity hazards and risks could materially and adversely affect our and our vendors’ business operations and our quarterly results may fluctuate significantly.

Risks Related to the Retail Pharmacy and PBM Industries in which we Operate

●	The markets in which we operate are very competitive and further increases in competition could adversely affect us.
●	New and emerging payment models for health care services reimbursement may hinder our retail pharmacies and PBMs’ ability to compete negatively impacting our revenue.
●	A change in our pharmacy and payor mix could adversely affect our profit margins.
●	A sudden and material decrease in the number of Medicaid enrollees due to the “Medicaid Cliff” could have a sudden destabilizing impact on retail pharmacy revenue.
●	Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.
●	There are risks related to the availability, pricing, and safety profiles of the pharmacy drugs and products we purchase and sell.
●	Changes in third party reimbursement levels for prescription drugs and changes in industry pricing benchmarks could reduce our margins and have a material adverse effect on our business.
●	A substantial portion of our pharmacy revenue is currently generated from a limited number of third party payors, and, if there is a loss of, or significant change to prescription drug reimbursement rates by, a major third party payor, our revenue will decrease and our business and prospects could be adversely impacted.
●	A substantial portion of our Pharmacy Services segment revenue is currently generated from a limited number of customers, and, if there is a loss of a major customer, our revenue will decrease and our business and prospects could be adversely impacted.
●	We are exposed to risks related to litigation and other legal proceedings.
●	We are subject to governmental regulations, procedures and requirements; our noncompliance or a significant legislative, regulatory, or public policy change could adversely affect our business, the results of our operations or our financial condition.
●	Government audits, investigations, and reviews could lead to liability and operational changes.
●	If our compliance or other systems and processes fail or are deemed inadequate, we may become subject to regulatory actions and/or litigation.
●	Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us.
●	We may be subject to significant liability should the consumption of any of our products cause injury, illness or death.
●	Risks of declining gross margins in the PBM industry could adversely impact our profitability.

●	The possibility of PBM client loss and/or the failure to win new PBM business could impact our ability to secure new business.
●	Regulatory or business changes relating to our participation in Medicare Part D, the medical loss ratio for our Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D, may adversely impact our business and our financial results.
●	Failure to timely identify or effectively respond to changing consumer preferences and spending patterns, an inability to expand the products being purchased by our clients and customers, or the failure or inability to obtain or offer particular categories of products could negatively affect our relationship with our clients and customers and the demand for our products and services.
●	The impact of extreme events, natural disasters, and climate change could create unpredictability for our business operations.
●	The seasonal nature of our business causes fluctuations in operations.
●	Changes in laws governing labor, employers, and union organizing may increase our labor costs.

Risks Related to our Financial Condition

Widespread health developments, including the global COVID-19 pandemic and the emerging COVID-19 variants, could materially and adversely affect our business, financial condition and results of operations.

We continue to closely monitor the events and impacts relating to the ongoing COVID-19 pandemic, which has impacted and could further adversely impact, among other things, our workforce, operations, stores, consumer behavior, and supply chain, and the operations of our customers, suppliers and business partners. The local, national and international responses to the pandemic continue to evolve, and certain measures have contributed to changes in customer spending, supply chain restrictions and inflation.

The continuing nature and scope of COVID-19’s impacts to our business and operations will depend on a series of evolving factors and developments that are difficult to assess, predict, or control, which include, but are not limited to, the following:

●	the severity and duration of the pandemic, including additional outbreaks or spikes in the number of COVID-19 cases, future mutations or related variants of the virus, and the efficacy and availability of vaccines;

●	the extent and duration of the effect on consumer confidence, economic well-being, spending, and drug utilization, deferred medical care, the rate of elective procedures and even recommended screening tests, as well as customer demand, consumer behavior, buying patterns and shopping behaviors, including spend on discretionary categories, which often include higher margin products, and increased utilization of online sales channels, both during and after the pandemic;

●	the duration, degree, and impact of governmental, business, or other measures implemented in response to the pandemic;

●	the impacts on our distribution channels and supply chain;

●	volatility or disruptions in the credit and financial markets;

●	increased cyber security risks, including as a result of our associates, and employees of our business partners, vendors, suppliers and other third parties with which we do business, working remotely;

●	additional increased costs associated with operating during the pandemic;

●	evolving macroeconomic factors, including general economic uncertainty, product costs, unemployment rates, and recessionary and inflationary pressures;

●	the impact of the pandemic on economic activity and the pace and extent of recovery when the pandemic subsides, which may vary materially over time and among the different regions and markets we serve;

●	the long-term impact of the COVID-19 pandemic on the global economy, trade relations, consumer behavior, our industry, and our business operations; and

●	relaxation or lifting of government mandates and restrictions related to COVID-19, such as the mask mandate.

The above factors and risks, among others, are difficult to predict and could result in material adverse impacts to our business, operations, cash flows, and financial condition. In addition, it is difficult to predict the potentially adverse impacts that COVID-19 could continue to have on our customers, suppliers, vendors, and other business partners, which, in turn could materially and adversely impact our business. Additionally, the impact of COVID-19 could further exacerbate the impact of the other risk factors contained in this and the other reports the Company files with the SEC.

We are highly leveraged. Our substantial indebtedness could limit cash flow available for our operations and could adversely affect our ability to service debt or obtain additional financing if necessary.

We had, as of February 26, 2022, approximately $2.8 billion of outstanding indebtedness and stockholders’ equity of $99 million. We also had additional borrowing capacity under our $2.8 billion senior secured asset-based revolving credit facility (the “Senior Secured Revolving Credit Facility” or “revolver”) of $1,945.6 million, net of outstanding letters of credit of approximately $128.0 million.

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

We believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through fiscal 2023 and have no significant debt maturities prior to July 2025. However, if our operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, we could face liquidity constraints. Additionally, we improved our leverage and liquidity position this past year by selling our rights in our calendar 2021 Medicare Part D final reconciliation payment. There can be no assurance that we will enter into a similar transaction for our calendar 2022 payment, or that if we do so, that the terms of such transaction will differ, and such differences could be material. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, or need to change certain elements of our strategy, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Additionally, the impact of COVID-19 on the financial markets and the economy may make it more difficult to consummate any such transaction, or result in terms that are less favorable to us. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or refinance our indebtedness could have a material adverse effect on us.

Borrowings under our senior secured credit facilities are based upon variable rates of interest, which could result in higher expense as a result of the cessation of LIBOR.

Borrowings under our senior secured credit agreement, dated as of December 20, 2018 (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, and as further amended by the Second Amendment to Credit Agreement, dated as of August 20, 2021, the “Credit Agreement”), consisting of a $2,800.0 million senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility” or “revolver”) and a $350.0 million “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan”) (collectively, the “Existing Facilities”) bear interest at a rate that varies depending on the London Interbank Offered Rate (“LIBOR”). If LIBOR rises (including as a result of recent actions by the Federal Reserve Bank), the interest rates on borrowings under our Existing Facilities will increase. Therefore an increase in LIBOR, would increase our interest payment obligations under those borrowings and have a negative effect on our cash flow and financial condition.

The ICE Benchmark Administration, the administrator for LIBOR, ceased the publication of one-week and two-month USD LIBOR after December 2021 and intends to cease publishing all remaining USD LIBOR tenors in mid-2023. The Alternative Reference Rates Committee, a group of market participants convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”), a rate calculated based on repurchase agreements backed by treasury securities, as its recommended alternative benchmark rate to replace USD LIBOR. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after mid-2023. There is uncertainty about how applicable law and the courts will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts. As a result of the transition away from LIBOR, interest rates on our current or future indebtedness may be adversely affected or we may need to renegotiate the terms of our Existing Facilities to replace LIBOR with the new standard benchmark rate that is established, if any, or to otherwise agree with the trustees or agents on a new means of calculating interest. In addition, changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.

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

The Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the revolver is less than $200.0 million or (ii) on the third consecutive business day on which availability under the revolver is less than $250.0 million, and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250 million. As of February 26, 2022, our fixed charge coverage ratio was greater than 1.00 to 1.00 and we were in compliance with the Credit Agreement’s financial covenant. The Credit Agreement also limits our ability to maintain cash, without repaying a portion of our outstanding borrowings under the revolver, above a specified amount. For additional details, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Future Liquidity”.

Risks Related to our Operations

We need to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot effectively implement our business strategy or if our strategy is negatively affected by worsening economic conditions.

We have not achieved the sales productivity level of our major competitors. Improving our retail sales, prescription volumes and profitability at our PBM are essential to enable us to cover our fixed staffing costs and to improve profitability and operating cash flow. If we are not successful in implementing our strategies, including our efforts to increase sales and further reduce costs, or if our strategies are not effective, we may not be able to improve our operations. The prolonged impact of COVID-19 has made and may continue to make it more difficult to implement our strategies and/or may delay such implementation. Furthermore, any adverse change or weakness in general economic conditions or major industries can adversely affect drug benefit plans and reduce our pharmacy sales. Adverse changes in general economic conditions, including those resulting from COVID-19, such as supply chain disruptions, high energy costs, increasing production costs, and record inflation, has affected and could continue to affect consumer buying practices. These factors may consequently reduce our sales of front-end products, and cause a decrease in our profitability. Failure to improve operations or weakness in major industries or general economic conditions would adversely affect our results of operations, financial condition and cash flows and our ability to make principal or interest payments on our debt.

We purchase all of our brand and generic drugs from a single wholesaler. A disruption in this relationship may have a negative effect on us.

We purchase all of our brand drugs and, with limited exceptions, all of our generic drugs from a single wholesaler, McKesson. Because McKesson acts as a wholesaler for drugs purchased from manufacturers worldwide, any disruption in the supply of a given drug, including disruptions related to COVID-19 or to extreme weather or natural disasters, supply shortages of key ingredients, or regulatory actions by domestic or foreign governmental agencies, or specific actions taken by drug manufacturers, could adversely impact McKesson’s ability to fulfill our demands, which could adversely affect us. Pharmacy sales represented approximately 70.0% of our total drugstore sales during fiscal 2022. While we believe that alternative sources of supply for most generic and brand name pharmaceuticals are readily available, a significant disruption in our relationship with McKesson could result in disruptions to our business until we execute a replacement wholesaler agreement or develop and implement self-distribution processes. We believe we could obtain qualified alternative sources, including through self-distribution, for substantially all of the prescription drugs we sell on an acceptable basis, and accordingly that the impact of any disruption would be temporary, although the impact of COVID-19 could make it more challenging to find a suitable replacement on our then desired timeline. On February 28, 2019, we and McKesson entered into a contract that will continue our pharmaceutical sourcing and distribution partnership for an additional ten years. Under the terms, McKesson will continue providing us with sourcing and direct-to-store delivery for brand and generic pharmaceutical products through March 2029.

Inflation could adversely impact our financial condition and results of operations.

Inflation in the United States began to rise significantly in the second half of the calendar year of 2021. This is primarily believed to be the result of the economic impacts from the COVID-19 pandemic, including the global supply chain disruptions, strong economic recovery and associated widespread demand for goods, and government stimulus packages, among other factors. For instance, global supply chain disruptions have resulted in shortages in materials and services. Such shortages have resulted in inflationary cost increases for labor, materials, and services, and could continue to cause costs to increase as well as scarcity of certain products. We are experiencing inflationary pressures in certain areas of our business, including with respect to employee wages and the cost of prescription drugs, although, to date, we have been able to slightly offset such pressures through price increases and other measures. We cannot, however, predict any future trends in the rate of inflation or associated increases in our operating costs and how that may impact our business. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, our revenues and gross margins could decrease, and our financial condition and results of operations could be adversely affected.

Our ability to attract and motivate talented employees is uncertain and poses financial risks.

We regularly compete with similar companies for talented employees and our success depends in part on attracting, retaining, and/or replacing key personnel with equally qualified employees. The unusually difficult challenge to find and retain talented employees, including, but not limited to, pharmacists and pharmacy technicians, in recent months and years continues due to macroeconomic conditions, societal issues, COVID-19 risks, and other factors. In addition, job market dynamics have been impacted by the “great resignation,” with a significant number of people leaving the workforce, and future challenges related to workplace practices could lead to attrition and difficulty attracting high-quality employees. These factors may require our retail pharmacies to increase compensation to both hire and retain employees. We may also lose employees due to illness or other sudden occurrences, which makes succession planning difficult.

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

Technology and computer systems are critical to many aspects of our pharmacy business, including, but not limited to, the drug supply chain, our dispensing of drugs, and our reimbursement. For instance, we rely extensively on computer systems used by Rite Aid, Elixir, Bartell Drugs, and Health Dialog, to manage our ordering, pricing, point-of-sale, inventory replenishment and other processes. Our computer systems are at risk for failures, security breaches, and natural disasters, and they have been subject to attack by perpetrators of random or targeted malicious technology-related events, such as cyberattacks, computer viruses, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information, including credit card information. These sorts of attacks could subject our systems to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, coordinated cyber security attacks, severe weather conditions, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. We have a robust Information Security program to protect and defend against cyber-attacks. Since security is a process and not a one-time event, we are constantly improving our program through automation, proactive monitoring and threat hunting programs. We are adding new toolsets, and bringing in new talent specialized in key competencies to build Information Security as part of our ‘DNA’. Collectively, we are building a security aware culture across the organization by providing role-based security training, developing security champions across Technology and business areas, and partnering with industry experts. Our information security program is designed to protect confidential information against data security breaches through a multi-layered approach to address information security threats and vulnerabilities, including ones from a cyber-security standpoint. However, a compromise of our information security controls or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could adversely affect our business, financial position and results of operations. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. We could also be adversely impacted by any significant disruptions in, or security breaches of, the systems and technology of third party suppliers or processors we interact with, including key payors and vendors with whom we share information including PHI. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Any compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or our data could also result in a violation of applicable privacy, information security, and other laws, significant legal and financial exposure, fines or lawsuits, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business. Although we maintain cyber security insurance, we cannot assure you that the coverage limits under our insurance program will be adequate to protect us against future claims.

To effectively compete with our competitors and continue business partner relations, we must and are constantly investing in and updating our technology and computer systems. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. We always ensure that our security operations are current and that our technology can properly interface with our business partners. There are risks that our technology investments will not be successful, will not provide a return on investment, and/or may fail or never be deployed. Oftentimes, we are implementing multiple updates or technology changes at the same time. We are currently in the process of changing our omni-channel distribution and there can be no assurance that we will be able to implement this technology on its intended timeline or that it will achieve its intended benefits.

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

In the ordinary course of business, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our web site, or otherwise communicate and interact with us, including in connection with our administration of COVID-19 vaccines. We may collect, maintain, and store information about our associates in the normal course of business and contract with third party business associates and vendors to accomplish these tasks. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, security could be compromised and confidential customer or business information misappropriated, for which we have paid related penalties in the past. Data breaches or violations of data protection laws may result in liability for the Company, even if caused, in whole or in part, by a business associate, vendor, or other third party. The unlawful handling or disclosure of sensitive personal information could also pose a serious risk to our customers’ trust in the Company, including the unlawful handling or disclosure due to security breaches of the systems and technology of third party suppliers or processors that we interact with, including key payors and vendors with whom we share information including PHI, PII and personal credit card information (“PCI”). We are constantly working to enhance our defenses against Ransomware attacks, but there is always a risk of controls being defeated which could result in loss of customer or business information that could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, payment card associations and other persons, or result in governmental investigation and enforcement, sanctions, fines, and/or penalties, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, compliance with more rigorous privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. Our brand, reputation, and customer loyalty may be negatively impacted in the event of any personal information security failures. The occurrence or scope of any future data security failures are unpredictable, and it may prove difficult or impossible to fully mitigate or remediate their negative consequences. If we fail to comply or are alleged to have failed to comply with applicable data protection and privacy laws and regulations, we could be subject to government enforcement actions or private lawsuits.

Any inability to keep existing store locations or open new locations in desirable places may have a negative impact on our operations.

We compete with other retailers and businesses to identify and develop desirable locations for retail store operations. Our ability to find suitable locations and our store construction, renovation, and operating costs can vary based on the specific state and locality and applicable zoning, environmental, and real estate laws. Additionally, construction delays, adverse modifications in lease terms, and changes in community demographics can negatively impact our store operations and revenues, and in some instances may cause us to close or relocate stores. The recent increase in costs, including as a result of inflation, associated with hiring and maintaining our retail pharmacy workforce may also negatively impact the profitability of some of our store locations to the extent that we may be forced to close some locations.

A variety of business continuity hazards and risks could materially and adversely affect our and our vendors’ business operations and our quarterly results may fluctuate significantly.

A variety of potential hazards, risks, and factors could adversely impact our and our vendors’ operations and performance, including, but not limited to, health epidemics or pandemics like COVID-19, supply chain disruptions and delays, energy shortages and inflationary energy costs, extreme weather, whether as a result of climate change or otherwise, natural disasters, acts of war, terrorism or violence, extended protests or periods of civil unrest, labor disputes, quality control issues, infrastructure failures, trade sanctions, inflation, changing market conditions, the introduction of new prescriptions drugs, the seasonal nature of our business, and changes in payor reimbursement rates and terms. These and other factors could lead to disruptions in and interfere with domestic and global supply chains, revenue flows, reimbursements, and our ability to source products and find qualified vendors to access appropriate products in a timely and efficient manner. We could also be liable for any resulting personal injury or property damage arising from these risks to the extent our existing insurance coverage is insufficient or unavailable to cover associated losses. Due to these often unavoidable risks, some of which are beyond our management and control, our businesses, operating results, cash flows, and financial condition could be adversely affected.

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

We cannot assure you that we will be able to continue to effectively compete in our markets or increase our sales volume in response to further increased competition, or that any of our competitors are not in a better position to absorb the continuing impacts of COVID-19 or adjust to market changes resulting from COVID-19.

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

New and emerging payment models for health care services reimbursement may hinder our retail pharmacies and PBMs’ ability to compete negatively impacting our revenue.

Government and commercial payors are increasingly exploring alternatives to fee-for-service payment models. Such alternatives include risk sharing, value-based payment and bundled payment systems for health care services. Our retail pharmacies do not operate as part of integrated health care delivery models and, unlike some of our competitors, we have not invested in health care delivery models which integrate different health care services, such as pharmacy and primary care services. Additionally, our retail pharmacies are not active participants in any risk assumption payment models. Moreover, it is operationally difficult to apply value-based payment to prescription drug benefit services. To the extent that payors increasingly embrace these new payment delivery models and systems and our retail competitors are able to adapt to such changes, our retail pharmacies risk being excluded from such networks and the corresponding loss of reimbursement. Even though the COVID-19 pandemic and resulting government waivers have allowed pharmacists to embrace an expanded scope of services, the end of the pandemic could result in a rollback of those waivers and our pharmacists may no longer be authorized to offer such services as part of the various novel delivery and payment models.

With regard to our PBM business, given the major challenges involved in creating complex delivery networks to implement integrated delivery of health care services and/or nontraditional payment systems, our PBM business risks an inability to develop robust pharmacy networks capable of providing the level and scope of services necessary to sustain such models. Our PBM business may face a competitive disadvantage. Furthermore, our competitors with strong regional networks may threaten our ability to compete in certain regions. Ultimately, if we cannot develop thriving networks as part of new and emerging payment and delivery models our bottom line will suffer.

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

A sudden and material decrease in the number of Medicaid enrollees due to the “Medicaid Cliff” could have a sudden destabilizing impact on retail pharmacy revenue.

During the COVID-19 related federal public health emergency, the federal government provided supplemental Medicaid funding to states as long as states agreed to provide for continuous Medicaid coverage for current enrollees. When the public health emergency ends, states will once again be required to remove Medicaid ineligible individuals from the Medicaid rolls. The large number of individuals who could lose coverage as a result could have a sudden and material negative impact on the Company’s retail pharmacy revenue received from Medicaid and Medicaid MCOs.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

Many organizations in the healthcare industry, including PBMs and Part D plans, have consolidated to create larger healthcare enterprises with greater market power, which has contributed to continued pricing pressures and has weakened our retail pharmacies’ ability to obtain advantageous pharmacy network contracting terms. The effects of organizational consolidation are exacerbated by the growing market share of specialty pharmacies, compared to retail pharmacies, for limited-distribution high cost therapies for rare diseases. Within the Part D plan market, approximately one-third of our PBM business is Part D business and it will be more difficult for our PBM to compete in and obtain competitive reimbursement terms in a consolidated Part D plan marketplace.

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

The availability of brand versus generic drugs and changes in those markets may also negatively impact our financial condition. Brand name drugs may become subject to inflation. Moreover, as generic drug utilization has increased, and due to consolidation within the generic drug manufacturing industry, our pharmacy business has experienced decreasing profit margins on generic drug sales. Generic drug profit margins also suffer as a result of downward pricing pressure from discount card vendors, cash pay pharmacies and other competitors. If our businesses are unable to accommodate shrinking profit margins and decreased sales on certain prescription drug products, our costs, revenue and overall profits could be adversely and materially impacted.

Changes in third party reimbursement levels for prescription drugs and changes in industry pricing benchmarks could reduce our margins and have a material adverse effect on our business.

Sales of prescription drugs reimbursed by third party payors, including the Medicare Part D plans and state sponsored Medicaid and related managed care Medicaid plans, represented substantially all of our pharmacy sales in our Retail Pharmacy segment in fiscal 2022.

The continued efforts of Congress and Federal agencies, health maintenance organizations, managed care organizations, PBM companies, other State and local government entities, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may impact our profitability. Consolidation within the Part D plan marketplace and fewer Part D plans may increase plans’ reimbursement leverage over our retail pharmacies. Additionally, in January 2022, CMS issued a Proposed Rule that would require Part D plans to apply all price concessions at the point of sale, which could result in unpredictable results, including potential negative impacts on pharmacy reimbursement through post-point of sale recoupment efforts by Part D plans.

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

A substantial portion of our pharmacy revenue is currently generated from a limited number of third party payors. While we are not limited in the number of third party payors with which we can do business and results may vary over time, our top five third party payors accounted for 77.4%, 77.9% and 79.9% of our pharmacy revenue during fiscal 2022, 2021 and 2020, respectively. The largest third party payor, CVS/Caremark, represented 32.1%, 30.4% and 28.8% of pharmacy sales during fiscal 2022, 2021 and 2020, respectively. We expect that a limited number of third party payors will continue to account for a significant percentage of our pharmacy revenue, and the loss of all or a portion of, or a significant change to customer access or prescription drug reimbursement rates by, a major third party payor could decrease our revenue and harm our business.

In 2020, CMS adopted the Transparency in Coverage Final Rule, which requires non-grandfathered group health plans and health insurance issuers offering non-grandfathered coverage in the group and individual markets to disclose on a public website certain price information, including negotiated rates and historical net prices for covered prescription drugs. While these requirements were set to take effect beginning on or after January 1, 2022, CMS has deferred enforcement. If CMS begins to enforce the Final Rule in the future or promulgates another regulation on the transparency of prescription drug information that is more extensive than the current Transparency in Coverage Rule, such a rule could inhibit the ability of pharmacy stakeholders, including our PBM and retail pharmacy business segments, respectively, from negotiating favorable reimbursement contracts for our Company.

A substantial portion of our Pharmacy Services segment revenue is currently generated from a limited number of customers, and, if there is a loss of a major customer, our revenue will decrease and our business and prospects could be adversely impacted.

A substantial portion of our Pharmacy Services segment revenue is currently generated from a limited number of customers. While we are not limited in the number of customers with which we can do business and results may vary over time, our top five customers accounted for 60.7%, which includes 2.3% related to a previously disclosed client loss, 59.7% and 53.2% of our Pharmacy Services segment revenue during fiscal 2022, 2021 and 2020, respectively. The largest payor, CMS, represented 41.1%, 36.6% and 27.4% of Pharmacy Services segment revenue during fiscal 2022, 2021 and 2020, respectively. We expect that a limited number of customers will continue to account for a significant percentage of our Pharmacy Services segment revenue, and the loss of all or a portion of a major customer could decrease our revenue and harm our business.

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

For example, we, along with certain of our chain pharmacy competitors, have been named as a defendant in numerous lawsuits relating to the distribution and dispensing of prescription opioids, including in the consolidated federal multi-district litigation entitled In re National Prescription Opiate Litigation (MDL No. 2804), currently pending in the United States District Court for the Northern District of Ohio. Similar cases that name us as a defendant also have been filed in numerous state court proceedings by any array of plaintiffs, including state Attorneys General, counties, cities, municipalities, Native American tribes, hospitals, third-party payors, and individuals. The Company has also received subpoenas, civil investigative demands, and other requests relating to opioid matters from the Department of Justice and several state Attorneys General. Also, certain “usual and customary” actions are pending (or may be brought) against the Company which seek large and/or indeterminate damages. Generally, these matters allege that the Company’s retail stores overcharged for prescription drugs by not submitting the price available to members of the Rite Aid’s Rx Savings Program as the pharmacy’s usual and customary price, and related theories. These claims typically are alleged to arise under the Company’s agreements with insurers, as tort claims, or under the False Claims Act and similar theories for governmental programs, but may be alleged to arise otherwise.

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

Our business is subject to numerous federal, state and local laws and regulations. Changes in these laws, regulations, or in related public policy may require extensive system and operating changes that may be difficult to implement, increase our operating costs and require significant capital expenditures. Untimely compliance or noncompliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including: (i) suspension of payments from government programs; (ii) loss of required government certifications; (iii) loss of authorizations or changes in requirements for participating in, or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; (iv) loss of licenses; or (v) significant fines or monetary penalties. The regulations to which we are subject include, but are not limited to, federal, state and local regulation of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine, among others; applicable Medicare and Medicaid Regulations; HIPAA; regulations relating to the protection of the environment and health and safety matters, including those governing exposure to and the management and disposal of hazardous substances; regulations enforced by the U.S. Federal Trade Commission, the Consumer Product Safety Commission (“CPSC”), the U.S. Department of Health and Human Services and the DEA as well as state regulatory authorities, governing the sale, advertisement and promotion of products we sell; anti-kickback laws; false claims laws and federal and state laws governing the practice of the profession of pharmacy and medicine. For example, in the U.S., the DEA, FDA and various other regulatory authorities regulate the distribution and dispensing of pharmaceuticals, controlled substances and listed chemicals. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state controlled substance acts and related regulations governing the sale, dispensing, disposal, holding and distribution of controlled substances and listed chemicals. Regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. We are also governed by federal and state laws of general applicability, including laws regulating matters of wage and hour laws, working conditions, health and safety and equal employment opportunity.

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

Additionally, Congress passed the ACA in 2010, which resulted in significant structural changes to the health insurance system. If, in the future, a rollback of certain aspects of the ACA, such as Medicaid expansion, were to occur and were to lead to a significant reduction in demand for the healthcare services, the demand for our pharmacy services businesses may decline and could have a material impact on our business. Therefore, we cannot predict what effect, if any, the repeal of all or part of the ACA or any subsequent replacement legislation may have on our retail pharmacy and pharmacy services businesses.

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

Products that we sell could become subject to contamination, product tampering, mislabeling or other damage requiring us to recall our products. We could be adversely impacted by the supply of defective or expired products, including the infiltration of counterfeit products into the supply chain, errors in re-labeling of products, product tampering, product recall and contamination or product mishandling issues. In 2021 and early 2022, FDA issued several guidance documents that address various obligations of pharmacy industry stakeholders in complying with the track and trace requirements of the federal Drug Supply Chain Security Act (“DSCSA”), which has the purpose of preventing counterfeit drugs from entering the United States supply chain. These regulatory measures, future FDA DSCSA regulatory measures and the potential for increased FDA DSCSA enforcement could increase pharmacy costs to comply with the DSCSA and pharmacy costs for identifying and investigating potentially counterfeit drugs.

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

One of our subsidiaries, Elixir Insurance, is an insurer domiciled in Ohio (with Ohio as its primary insurance regulator) and licensed in all 50 states, and is approved to function as a Medicare Part D Prescription Drug Plan (“PDP”) plan sponsor for purposes of individual insurance products offered to Medicare-eligible beneficiaries and for purposes of making employer/union-only group waiver plans available for eligible clients. We also provide other products and services in support of our clients’ Medicare Part D plans or the Federal Retiree Drug Subsidy program. We are working to minimize the working capital tied to the business by reducing and/or selling the receivable as we did for calendar 2021, however there are no assurances that we can reduce or sell the receivable for calendar 2022. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program and we can give no assurance that these risks will not materially adversely impact our business and financial results in future periods.

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

In addition, due to the availability of Medicare Part D, some of our employer clients may decide to stop providing pharmacy benefit coverage to retirees, instead allowing the retirees to choose their own Part D plans, which could cause a reduction in demand for our Medicare Part D group insurance products. Extensive competition among Medicare Part D plans could also result in the loss of Medicare Part D members by our managed care customers, which would also result in a decline in our membership base. For example, if we were to lose our current Star rating with the CMS, fewer customers may select our plans, which could have an adverse effect on our financial results. Like many aspects of our business, the administration of the Medicare Part D program is complex. Any failure to execute the provisions of the Medicare Part D program may have an adverse effect on our financial position, results of operations or cash flows. As discussed above, in March 2010, comprehensive healthcare reform was enacted into federal law through the passage of the ACA. Additionally, as described above, the ACA contains various changes to the Part D program and could have a financial impact on our PDP and our clients’ demand for our other Part D products and services. Further, it is unclear what effect, if any, the potential repeal of all or part of the ACA may have on the Part D program.

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

Item 1B.   Unresolved SEC Staff Comments

None

Item 2.    Properties

As of February 26, 2022, we operated 2,450 retail drugstores. The average selling square feet of each store in our chain is approximately 10,500 square feet. The average total square feet of each store in our chain is approximately 13,600. The stores in the eastern part of the U.S. average 8,800 selling square feet per store (11,200 average total square feet per store). The stores in the western part of the U.S. average 13,900 selling square feet per store (18,500 average total square feet per store).

The table below identifies the number of stores by state as of February 26, 2022:

Store
State	Count
California	526
Connecticut	33
Delaware	38
Idaho	14
Massachusetts	10
Maryland	40
Michigan	256
Nevada	1
New Hampshire	59
New Jersey	123
New York	299
Ohio	203
Oregon	71
Pennsylvania	508
Vermont	6
Virginia	67
Washington	196
Total	2,450

Our stores have the following attributes at February 26, 2022:

Attribute	Number	Percentage
Freestanding	1,454	59.3%
Drive through pharmacy	1,346	54.9%
GNC stores within a Rite Aid store	1,650	67.3%

We lease 2,349 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases. The remaining 101 drugstore facilities are owned.

We own our corporate headquarters, which is located in a 213,000 square foot building at 30 Hunter Lane, Camp Hill, Pennsylvania 17011. We executed a lease during fiscal 2022 for a 23,000 square foot office facility in Philadelphia, Pennsylvania and expect to relocate our corporate headquarters from Camp Hill, Pennsylvania during fiscal 2023. We lease 131,000 square feet of space in various buildings near Harrisburg, Pennsylvania for document warehousing use and additional administrative personnel. We own additional buildings near Harrisburg, Pennsylvania which total 98,000 square feet and house our model store and additional administrative personnel.

We operate the following distribution centers and satellite distribution locations, which we own or lease as indicated:

	Owned or	Approximate
Location	Leased	Square Footage
Distribution centers, continuing operations
Perryman, Maryland	Leased	885,000
Pontiac, Michigan	Owned	360,000
Woodland, California	Leased	513,000
Wilsonville, Oregon	Leased	547,000
Lancaster, California	Leased	914,000
Liverpool, New York	Owned	828,000
Des Moines, Washington	Leased	266,000

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

Our Pharmacy Services segment leases approximately 242,000 square feet of space in various buildings primarily in Twinsburg, Ohio for additional administrative personnel. In addition, we own approximately 53,000 square feet of space in North Canton, Ohio for our mail order and specialty drug facilities.

On a regular basis and as part of our normal business, we evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. We also evaluate strategic dispositions and acquisitions of facilities and prescription files. When we reduce in size, close or relocate a store or close distribution center facilities, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of February 26, 2022, we had 2,445,907 square feet of excess space, 1,096,725 square feet of which was subleased.

Item 3.   Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 22, Commitments, Contingencies and Guarantees of the Consolidated Financial Statements of this Annual Report.

Environmental Matters

Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that, among other matters, the Company reasonably believes will exceed an applied threshold not to exceed $1.0 million. Applying this threshold, there are no environmental matters to disclose for this period.

Item 4.   Mine Safety Disclosures

Not applicable

Information about our Executive Officers

The following sets forth the name, age and biographical information for each of the Registrant’s executive officers as of April 25, 2022:

Heyward Donigan, 61, Ms. Donigan was appointed Chief Executive Officer in 2019 and President and Chief Executive Officer in February 2020. From 2015 to 2019 Ms. Donigan served as President and Chief Executive Officer of Sapphire Digital, which designs and develops omni-channel platforms that help consumers choose their best fit healthcare providers. Previously, she served as President and Chief Executive Officer of Value Options, then the nation’s largest independent behavioral health improvement company, and prior to that she served as Executive Vice President and Chief Marketing Officer at Premara Blue Cross and as Senior Vice President of all operations at Cigna Healthcare. She previously held executive roles at General Electric, Empire BCBS and U.S. Healthcare. She has served on the Board of Directors of Rite Aid since 2019.

Matthew Schroeder, 52, Mr. Schroeder was appointed Chief Financial Officer of Rite Aid Corporation in March 2019 and was named Executive Vice President in September 2019. Prior to his promotion to this position, Mr. Schroeder served as Senior Vice President, Chief Accounting Officer and Treasurer from 2017 until 2019. Mr. Schroeder joined Rite Aid in 2000 as Vice President of Financial Accounting and served as Group Vice President of Strategy, Investor Relations and Treasurer from 2010 to 2017. Prior to joining the Company, Mr. Schroeder worked in public accounting for Arthur Andersen, LLP. Mr. Schroeder serves as a member of the board of directors of The Rite Aid Foundation.

Andre Persaud, 53, Mr. Persaud was appointed Executive Vice President, Retail for Rite Aid in February 2020. From 2018 to January 2020 Mr. Persaud was an executive consultant with Wakefern Food Corporation, the nation’s largest retailer-owned cooperative, where he worked on the company’s ongoing strategic transformation. From 2016 to January 2020 Mr. Persaud was the principal of The AVNP Group LLC, which provided management consulting services to drive organization transformations. From 2015 to 2016 Mr. Persaud served as executive vice president, retail, for Shopko Stores Operating Company with direct responsibility for all operating divisions and banners across retail, pharmacy and optical. He began his career as a pharmacist and served in progressive leadership roles to eventually lead drug store operations for Walmart Canada. Mr. Persaud has served on the National Association of Chain Drug Stores’ board of directors and as a board advisor for Profitect, an AI and prescriptive analytics company.

Jessica Kazmaier, 45, Ms. Kazmaier has been the Chief Human Resources Officer at Rite Aid since March 2019 and was named Executive Vice President of Rite Aid in September 2019. Ms. Kazmaier joined Rite Aid in 2001 in the total rewards function and has held various human resources positions of increasing responsibility, including Vice President, Total Rewards; and Group Vice President, Compensation, Benefits and Human Resources Corporate Services. Ms. Kazmaier previously served as retirement benefits manager at Harsco Corporation. Ms. Kazmaier has served as the President of The Rite Aid Foundation since October 2019.

Brian T. Hoover, 57, Mr. Hoover was appointed Chief Accounting Officer in March 2019. Prior to his promotion to this position, Mr. Hoover served as Group Vice President and Controller of the Company since 2017. Prior to that position, Mr. Hoover served as Vice President, Financial Reporting and Accounting from 2008 to 2017. Prior to that role, Mr. Hoover served in various positions of increasing responsibility at the Company. Mr. Hoover served for six years in public accounting at KPMG.

Justin Mennen, 41, Mr. Mennen was appointed Chief Technology and Digital Officer in March 2022. Mr. Mennen was appointed Senior Vice President and Chief Information Officer in January 2019 and was named Executive Vice President in October 2019. Prior to joining Rite Aid, Mr. Mennen served as chief digital officer and chief information officer for CompuCom Systems Inc. from 2016 to December 2018. Before CompuCom, Mr. Mennen led technology organizations across several industries, most recently as the vice president of enterprise architecture and technology innovation for Estée Lauder Companies Inc. from 2014 to 2016 and as the regional chief information officer Asia Pacific and Japan for Dell Technologies from 2012 to 2014.

Paul Gilbert, 55, Mr. Gilbert was appointed Executive Vice President, General Counsel and Corporate Secretary in August 2020. Mr. Gilbert was a partner at Epstein Becker & Green, P.C from 2017 to 2020. Before that, he served for 10 years as the executive vice president, chief legal officer and corporate governance officer at LifePoint Health, Inc.  While at LifePoint, he also served as Chief Development Officer and Corporate Secretary.

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

Our common stock is listed on the NYSE under the symbol “RAD.” On April 13, 2022, we had approximately 9,695 stockholders of record. The following table shows the quarterly high and low sales prices for our common stock, adjusted on a retroactive basis to reflect the reverse stock split:

Fiscal Year	Quarter	High	Low
2023 (through April 13, 2022)	First	$10.30	$6.11
2022	First	28.90	16.52
	Second	23.02	13.22
	Third	19.22	12.12
	Fourth	15.62	8.50
2021	First	19.93	9.24
	Second	18.64	12.21
	Third	14.08	8.86
	Fourth	32.48	12.87

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

STOCK PERFORMANCE GRAPH

The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Russell 2000 Consumer Staples Index, (ii) the Russell 3000 Consumer Staples Index, (iii) the Russell 2000 Index, and (iv) the Russell 3000 Index, over the same period (assuming the investment of $100.00 in our common stock and such indexes on March 4, 2017 and reinvestment of dividends).

For comparison of cumulative total return, we have elected to use the Russell 2000 Consumer Staples Index, consisting of 68 companies, and the Russell 2000 Index. The Russell 2000 Consumer Staples Index is a capitalization-weighted index of companies that provide products directly to consumers that are typically considered nondiscretionary items based on consumer purchasing habits. The Russell 2000 Index consists of the smallest 2000 companies in the Russell 3000 Index and represents the universe of small capitalization stocks from which many active money managers typically select.

STOCK PERFORMANCE GRAPH

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100 on March 4, 2017

February 26, 2022

	2018	2019	2020	2021	2022
RITE AID CORP	35.05	13.39	12.50	17.96	8.53
Russell 2000 Index	111.42	117.09	110.32	166.58	156.01
Russell 2000 Consumer Staples Index	101.67	106.66	94.47	150.76	144.82
Russell 3000 Index	114.71	121.98	129.50	175.24	197.00
Russell 3000 Consumer Staples Index	97.10	98.64	104.99	118.69	147.31

Item 6.

[Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Overview

We are a healthcare company with a retail footprint, providing our customers and communities with a high level of care and service through various programs we offer through our two reportable business segments, our Retail Pharmacy segment and our Pharmacy Services segment. We accomplish our goal of delivering comprehensive care to our customers through our retail drugstores and our PBM, Elixir. We also offer fully integrated mail-order and specialty pharmacy services through Elixir Pharmacy. Additionally through Elixir Insurance, Elixir also serves seniors enrolled in Medicare Part D. When combined with our retail platform, this comprehensive suite of services allows us to provide value and choice to customers, patients and payors and allows us to compete in today’s evolving healthcare marketplace.

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs and provides various other pharmacy services, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our over 2,400 retail pharmacy locations across 17 states and through our e-commerce platform available at www.riteaid.com. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmaceutical Purchasing and Delivery Agreement with McKesson, and the majority of our front-end products through our network of distribution centers.

Pharmacy Services Segment

Our Pharmacy Services segment provides a fully integrated suite of PBM offerings including technology solutions, mail delivery services, specialty pharmacy, network and rebate administration, claims adjudication and pharmacy discount programs. Elixir also provides prescription discount programs and Medicare Part D insurance offerings for individuals and groups. Elixir provides services to various clients across its different lines of business, including major health plans, commercial employers, labor groups and state and local governments, representing over 2 million covered lives, including approximately 0.7 million covered lives through our Medicare Part D insurance offerings. Elixir continues to focus its efforts and offerings to its target market of small to mid-market employers, labor unions and regional health plans, including provider-led health plans and government sponsored Medicaid and Medicare plans.

Restructuring

Beginning in Fiscal 2019, we initiated a series of restructuring plans designed to reorganize our executive management team, reduce managerial layers, and consolidate roles. In March 2020, we announced the details of our RxEvolution strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in our front-end offering to free up working capital and update our merchandise assortment, assessing our pricing and promotional strategy, rebranding our retail pharmacy and pharmacy services business, launching our Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services segment both within the segment and across Rite Aid. Other strategic initiatives include the expansion of our digital business, replacing and updating the Company’s financial systems to improve efficiency, and movement to a common client platform at Elixir. In April 2022, we announced further strategic initiatives to reduce costs through the closure of unprofitable stores, reducing corporate administration expenses and improving efficiencies in worked payroll and other store labor costs as well as expense reductions at our Pharmacy Services segment. These and future restructuring activities are expected to provide future growth and expense efficiency benefits. There can be no assurance that our current and future restructuring charges will achieve the cost savings and remerchandising benefits in the amounts or time anticipated.

Asset Sale to WBA

As previously disclosed, on September 18, 2017, we entered into the Amended and Restated Asset Purchase Agreement (the “Amended and Restated Asset Purchase Agreement”) with WBA and Walgreen Co., an Illinois corporation and wholly-owned direct subsidiary of WBA (“Buyer”), which, based on its magnitude and because we exited certain markets, we applied discontinued operations treatment as required by GAAP.

During the thirteen week period ended May 30, 2020, we completed the final asset transfer under the Amended and Restated Asset Purchase Agreement, resulting in net income from discontinued operations, net of tax of $9.1 million. On October 17, 2020, we and WBA mutually agreed to terminate the services under the Transition Services Agreement (“TSA”).

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

The COVID-19 pandemic had a significant impact on our operating results for the fiscal years ended February 26, 2022 and February 27, 2021 and will continue to have an impact on several factors underlying our operating results in fiscal 2023. Those factors include the number of individuals that receive a COVID-19 vaccine or booster; demand for COVID-19 testing; the timing and extent to which elective procedures return to pre-pandemic levels; the demand for flu and other immunizations and the length and severity of the upcoming cough, cold flu season.

Overview of Financial Results from Continuing Operations

The following information summarizes our financial results from continuing operations for fiscal 2022 compared to fiscal 2021. For discussion of our financial results from continuing operations for fiscal 2021 to fiscal 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” included in our Annual Report on Form 10-K for the fiscal year ended February 27, 2021, which we filed with the SEC on April 27, 2021.

Net Loss: Our net loss from continuing operations for fiscal 2022 was $538.5 million or $9.96 per basic and diluted share compared to net loss from continuing operations for fiscal 2021 of $100.1 million or $1.87 per basic and diluted share. The increase in net loss is due primarily to goodwill impairment related to the Pharmacy Services segment, higher facility exit and impairment charges, a LIFO charge in the current year compared to a LIFO credit in the prior year, higher litigation settlements, and a gain on the acquisition of Bartell Drugs in the prior year. These items were partially offset by an increase in Adjusted EBITDA and lower restructuring-related costs.

Adjusted EBITDA: Our Adjusted EBITDA from continuing operations for fiscal 2022 was $505.9 million or 2.1 percent of revenues, compared to $437.7 million or 1.8 percent of revenues for fiscal 2021. The increase in Adjusted EBITDA from continuing operations was due primarily to an increase of $112.7 million in the Retail Pharmacy segment partially offset by a decrease of $44.5 million in the Pharmacy Services segment. The increase in the Retail Pharmacy

Segment Adjusted EBITDA was driven by increased gross profit, partially offset by an increase in SG&A expenses. Gross profit benefitted from higher pharmacy same store sales, including immunizations, and incremental gross profit from our Bartell stores. These increases were partially offset by pharmacy reimbursement rate pressures. SG&A expenses were negatively impacted by cycling the benefit from the prior year change to modernize our associate PTO plans, incremental costs from our Bartell stores, and costs incurred to support our COVID-19 vaccination program, partially offset by labor savings due to the cycling of the prior year’s Hero Pay and Hero Bonus programs and the COVID-19 buying surge. The decrease in the Pharmacy Services Segment Adjusted EBITDA was due to a decrease in gross profit impacted from the decline in revenues, a reduction in rebates, an increase in the medical loss ratio at Elixir Insurance, and the decision to exit the rebate aggregation business. Please see the sections entitled “Segment Analysis” and Adjusted EBITDA, Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations—Continuing Operations

Revenue and Other Operating Data

	Year Ended
	February 26, 2022	February 27, 2021	February 29, 2020
	(52 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands except per share amounts)
Revenues(a)	$24,568,255	$24,043,240	$21,928,393
Revenue growth	2.2%	9.6%	1.3%
Net loss	$(538,478)	$(100,070)	$(469,219)
Net loss per diluted share	$(9.96)	$(1.87)	$(8.82)
Adjusted EBITDA(b)	$505,905	$437,665	$538,211
Adjusted Net (Loss) Income (b)	$(81,521)	$(8,052)	$8,013
Adjusted Net (Loss) Income per Diluted Share(b)	$(1.51)	$(0.15)	$0.15
(a)	Revenues for the fiscal years ended February 26, 2022, February 27, 2021 and February 29, 2020 exclude $249,686, $292,157 and $247,353, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Fiscal 2022 compared to Fiscal 2021: The 2.2% increase in revenues was due primarily to a $1.13 billion increase in Retail Pharmacy segment revenues partially offset by a $647.0 million decrease in Pharmacy Services segment revenues. Same store sales trends for fiscal 2022 and fiscal 2021 are described in the “Segment Analysis” section below.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Year Ended
	February 26, 2022	February 27, 2021	February 29, 2020
	(52 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
Cost of revenues(a)	$19,461,760	$19,338,918	$17,201,635
Gross profit	5,106,495	4,704,322	4,726,758
Gross margin	20.8%	19.6%	21.6%
Selling, general and administrative expenses	$5,033,876	$4,657,185	$4,587,336
Selling, general and administrative expenses as a percentage of revenues	20.5%	19.4%	20.9%
Facility exit and impairment charges	180,190	58,403	42,843
Goodwill and intangible asset impairment charges	229,000	29,852	—
Interest expense	191,601	201,388	229,657
Loss (gain) on debt modifications and retirements, net	3,235	(5,274)	(55,692)
Loss (gain) on sale of assets, net	5,505	(69,300)	4,226
Loss (gain) on Bartell acquisition	5,346	(47,705)	—
(a)	Cost of revenues for the fiscal years ended February 26, 2022, February 27, 2021 and February 29, 2020 exclude $249,686, $292,157 and $247,353, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit increased by $402.2 million in fiscal 2022 compared to fiscal 2021. Gross profit for fiscal 2022 includes an increase of $466.3 million in our Retail Pharmacy segment and a decrease in gross profit of $64.1 million relating to our Pharmacy Services segment. Gross margin was 20.8% for fiscal 2022 compared to 19.6% in fiscal 2021. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A increased by $376.7 million in fiscal 2022 compared to fiscal 2021. The increase in SG&A includes an increase of $357.6 million relating to our Retail Pharmacy segment and an increase of $19.1 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

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

We recorded impairment charges of $150.8 million in fiscal 2022, $46.3 million in fiscal 2021 and $39.9 million in fiscal 2020. We recorded impairment charges of $99.4 million in the fourth quarter of fiscal 2022, $31.1 million in the fourth quarter of fiscal 2021 and $38.3 million in the fourth quarter of fiscal 2020. Our methodology for recording impairment charges has been consistently applied in the periods presented.

At February 26, 2022, approximately $813.6 million of our long-lived assets, including intangible assets, were associated with 2,450 active operating stores. Additionally, we have approximately $2.6 billion of operating lease right-of-use assets associated with the active stores.

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

We recorded impairment charges for active stores of $56.2 million in fiscal 2022, $29.8 million in fiscal 2021 and $34.8 million in fiscal 2020.

We review key performance results for active stores on a quarterly basis and approve certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors, in addition to, the operating store’s individual operating results. We recorded impairment charges for closed facilities of $94.6 million in fiscal 2022, $16.5 million in fiscal 2021 and $5.1 million in fiscal 2020.

The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2022, 2021 and 2020:

	February 26, 2022		February 27, 2021		February 29, 2020
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Active stores:
Stores previously impaired(1)	118	$12,339	174	$21,372	274	$11,449
New, relocated and remodeled stores(2)	1	538	2	1,519	8	11,228
Remaining stores not meeting the recoverability test(3)	88	43,305	19	6,854	38	12,148
Total impairment charges—active stores	207	56,182	195	29,745	320	34,825
Total impairment charges—closed facilities	147	94,606	33	16,542	30	5,050
Total impairment charges—all locations	354	$150,788	228	$46,287	350	$39,875
(1)	These charges are related to stores that were impaired for the first time in prior periods. In an effort to improve the operating results or to meet geographical competition, we will often make additional capital additions in stores that were impaired in prior periods. These additions will be impaired in future periods if they are deemed to be unrecoverable. In connection with our March 3, 2019 adoption of ASU 2016-02, Leases (Topic 842), under the alternative transition method, and the recording of our corresponding right-of-use asset (“ROU”), we include the ROU in our recoverability assessment. Our fiscal 2022 impairment charge includes $5,434 of impairment relating to our ROU and $6,905 of capital additions. Our fiscal 2021 impairment charge includes $15,459 of impairment relating to our ROU and $5,913 of capital additions. Our fiscal 2020 impairment charge includes $6,594 of impairment relating to our ROU and $4,855 of capital additions.
(2)	These charges are related to new stores (open at least three years) and relocated stores (relocated in the last two years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met our original return on investment projections and have a historical loss of at least two years. Their future cash flow projections do not recover their current carrying value. Our fiscal 2022 impairment charge includes $0 of impairment relating to our ROU and $538 of capital additions. Our fiscal 2021 impairment charge includes $347 of impairment relating to our ROU and $1,172 of capital additions. Our fiscal 2020 impairment charge includes $5,625 of impairment relating to our ROU and $5,603 of capital additions.
(3)	These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least two years. Their future cash flow projections do not recover their current carrying value. Our fiscal 2022 impairment charge includes $26,130 of impairment relating to our ROU and $17,175 of capital additions. Our fiscal 2021 impairment charge includes $3,177 of impairment relating to our ROU and $3,677 of capital additions. Our fiscal 2020 impairment charge includes $2,228 of impairment relating to our ROU and $9,920 of capital additions.

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

To the extent that actual future cash flows may differ from our projections materially certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 and 100 basis point decrease in our future sales assumptions as of February 26, 2022 would have resulted in 3 and 14, respectively, additional stores being subjected to our impairment analysis.

Facility Exit Charges: We calculate our liability for closed stores on a store-by-store basis. The calculation for stores where remaining lease term exceeds one year includes the ancillary costs from the date of closure to the end of the remaining lease term. We evaluate these assumptions each quarter and adjust the liability accordingly. As part of our ongoing business activities, we assess stores and distribution centers for potential closure and relocation. Decisions to close or relocate stores or distribution centers in future periods would result in lease exit costs and inventory liquidation charges, as well as impairment of assets at these locations.

In fiscal 2022, 2021 and 2020, we recorded facility exit charges of $29.4 million, $12.1 million, and $2.9 million, respectively.

Goodwill and intangible asset impairment charges

In the fiscal fourth quarter of fiscal 2022 we completed a quantitative goodwill impairment assessment, at which time it was determined after evaluating results, events and circumstances that a quantitative assessment was necessary for the Pharmacy Services segment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services segment exceeded its fair value principally due to a decrease in Adjusted EBITDA that was driven by commercial and Medicare Part D business compression due to industry consolidation, an increase in the medical loss ratio at Elixir Insurance, and a decision to exit our rebate aggregation business. This resulted in a goodwill impairment charge of $229.0 million for the fiscal year ended February 26, 2022.

In connection with the RxEvolution initiatives previously announced on March 16, 2020, the Company rebranded its EnvisionRxOptions and MedTrak subsidiaries to its new brand name, Elixir. These trademarks qualify as Level 3 within the fair value hierarchy. Upon the implementation of the rebranding initiatives during the first quarter of fiscal 2021, the Company has determined that the carrying value exceeded the fair value and consequently the Company incurred an impairment charge of $29.9 million for these trademarks, which is included within goodwill and intangible asset impairment charges within the condensed consolidated statement of operations.

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

Interest Expense

In fiscal 2022, 2021 and 2020, interest expense was $191.6 million, $201.4 million and $229.7 million, respectively.

The annual weighted average interest rates on our indebtedness in fiscal 2022, 2021 and 2020 were 5.6%, 5.4% and 5.7%, respectively.

Income Taxes—Continuing Operations

Income tax benefit of $3.8 million, income tax benefit of $20.2 million and income tax expense of $387.6 million, has been recorded for fiscal 2022, 2021 and 2020, respectively. Net loss for fiscal 2022 included a provision for income tax based on an overall tax rate of 0.7%, which was net of adjustments to maintain a full valuation allowance for federal deferred tax assets as well as the majority of our state deferred tax assets. These assets may not be realized based on our most recent assessment that it is more likely than not that sufficient taxable income may not be generated to realize the tax benefits of our net deferred tax assets.

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

We maintained a valuation allowance of $1,822.7 million, $1,657.6 million and $1,673.1 million against remaining net deferred tax assets at fiscal year-end 2022, 2021 and 2020, respectively.

Our ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if we were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 for the period ended February 26, 2022. It is important to note, that the limitation that would be created upon an ownership change would only apply to income earned after the event that caused the ownership change.

Dilutive Equity Issuances

On February 26, 2022, 55.8 million shares of common stock, which includes unvested restricted shares, were outstanding and an additional 0.7 million shares of common stock were issuable related to outstanding stock options.

On February 26, 2022, our 0.7 million shares of potentially issuable common stock consisted of the following (shares in thousands):

Outstanding
Stock
Strike price	Options(a)
$0.00 - $19.99	612
$20.00 to $39.99	43
$40.00 to $59.99	20
$60.00 to $79.99	—
$80.00 to $99.99	—
$100.00 to $119.99	—
$120.00 to $139.99	—
$140.00 to $159.99	12
$160.00 and over	14
Total issuable shares	701
(a)	The exercise of these options would provide cash of $10.9 million.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the consolidated financial statements:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
February 26, 2022:
Revenues	$17,494,816	$7,323,125	$(249,686)	$24,568,255
Gross Profit	4,722,075	384,420	—	5,106,495
Adjusted EBITDA(*)	392,633	113,272	—	505,905
February 27, 2021:
Revenues	$16,365,260	$7,970,137	$(292,157)	$24,043,240
Gross Profit	4,255,791	448,531	—	4,704,322
Adjusted EBITDA(*)	279,896	157,769	—	437,665
February 29, 2020:
Revenues	$15,616,186	$6,559,560	$(247,353)	$21,928,393
Gross Profit	4,274,836	451,922	—	4,726,758
Adjusted EBITDA(*)	370,435	167,776	—	538,211
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.
(*)	See the section entitled “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Retail Pharmacy Segment Results of Continuing Operations

Revenues and Other Operating Data

	Year Ended
	February 26, 2022	February 27, 2021	February 29, 2020
	(52 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
Revenues	$17,494,816	$16,365,260	$15,616,186
Revenue growth (decline)	6.9%	4.8%	(0.9)%
Same store sales growth	4.5%	3.5%	1.1%
Pharmacy sales growth (decline)	12.0%	4.8%	(0.4)%
Same store prescription count growth, adjusted to 30-day equivalents	8.7%	1.3%	3.5%
Same store pharmacy sales growth	7.9%	3.2%	1.4%
Pharmacy sales as a % of total retail sales	70.0%	66.7%	67.0%
Front-end sales (decline) growth	(1.3)%	3.3%	(1.9)%
Same store front-end sales (decline) growth	(3.3)%	3.1%	(0.6)%
Front-end sales as a % of total retail sales	30.0%	33.3%	33.0%
Adjusted EBITDA(*)	$392,633	$279,896	$370,435
Store data:
Total stores (beginning of period)	2,510	2,461	2,469
New stores	2	—	2
Store acquisitions	1	67	—
Closed stores	(63)	(18)	(10)
Total stores (end of period)	2,450	2,510	2,461
Relocated stores	—	3	5
Remodeled and expanded stores	9	7	76
(*)	See the section entitled “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Revenues

Fiscal 2022 compared to Fiscal 2021: The 6.9% increase in revenue was primarily the result of an increase in same store sales and incremental sales from our Bartell stores of $501.9 million in the current year compared to $101.1 million in the prior year. Same store sales trends for fiscal 2022 and fiscal 2021 are described in the following paragraphs. We include in same store sales all stores that have been open at least one year except stores in liquidation, which are not included. Relocation stores are not included in same store sales until they have been open for one year.

Pharmacy same store sales increased 7.9%. Pharmacy same store sales were positively impacted by an increase of 8.7% in same store prescription count, adjusted to 30-day equivalents, compared to the prior year driven primarily by our COVID-19 vaccination program and increases in maintenance and acute prescriptions.

Front-end same store sales decreased 3.3%. Front-end same stores sales, excluding cigarettes and tobacco products, decreased 2.8% driven by decreases in general cleaning products, sanitizers, wipes, paper products and liquor resulting from the pandemic driven surge in the prior year.

Costs and Expenses

	Year Ended
	February 26, 2022	February 27, 2021	February 29, 2020
	(52 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
Cost of revenues	$12,772,741	$12,109,469	$11,341,350
Gross profit	4,722,075	4,255,791	4,274,836
Gross margin	27.0%	26.0%	27.4%
FIFO gross profit(*)	4,723,389	4,204,099	4,210,032
FIFO gross margin(*)	27.0%	25.7%	27.0%
Selling, general and administrative expenses	$4,656,776	$4,299,152	$4,220,851
Selling, general and administrative expenses as a percentage of revenues	26.6%	26.3%	27.0%
(*)	See the section entitled “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Gross Profit and Cost of Revenues

Gross profit increased by $466.3 million in fiscal 2022 compared to fiscal 2021. The increase in gross profit was driven by higher pharmacy same store sales, including immunizations, and incremental gross profit from our Bartell stores of $127.6 million in the current year compared to $21.5 million in the prior year. These increases were partially offset by pharmacy reimbursement rate pressures.

Overall gross margin was 27.0% for fiscal 2022 compared to 26.0% in fiscal 2021. The improvement in gross margin as a percentage of revenues is due primarily to higher pharmacy gross margin associated with COVID-19 vaccines and improvements in front-end margin due to reduced markdowns. These improvements are partially offset by pharmacy reimbursement rate pressures that were not fully offset by generic drug cost reductions.

We use the LIFO method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. The LIFO charge for fiscal 2022 was $1.3 million compared to a LIFO credit of $51.7 million in fiscal 2021. The LIFO charge for fiscal 2022 is due to higher front-end inflation in the current year.

Selling, General and Administrative Expenses

SG&A increased $357.6 million due primarily to cycling the benefit from the prior year change to modernize our associate PTO plans, incremental costs from our Bartell stores of $165.4 million in the current year compared to $32.1 million in the prior year, and costs incurred to support our COVID-19 vaccination program, partially offset by labor savings due to the cycling of the prior year’s Hero Pay and Hero Bonus programs and the COVID-19 buying surge. SG&A as a percentage of revenue was 26.6% in fiscal 2022 compared to 26.3% in fiscal 2021. The increase is due primarily to the items noted above.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Year Ended
	February 26,	February 27,	February 29,
	2022	2021	2020
	(52 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
Revenues	$7,323,125	$7,970,137	$6,559,560
Revenue (decline) growth	(8.1)%	21.5%	7.6%
Adjusted EBITDA(*)	$113,272	$157,769	$167,776
(*)	See the section entitled “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Revenues

Pharmacy Services segment revenues decreased $647.0 million in fiscal 2022 compared to fiscal 2021. The decrease in the fiscal 2022 revenues was primarily the result of a planned decrease in Elixir Insurance membership and a previously announced client loss due to industry consolidation.

Costs and Expenses

	Year Ended
	February 26,	February 27,	February 29,
	2022	2021	2020
	(52 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
Cost of revenues	$6,938,705	$7,521,606	$6,107,638
Gross profit	384,420	448,531	451,922
Gross margin	5.2%	5.6%	6.9%
Selling, general and administrative expenses	$377,100	$358,033	$366,485
Selling, general and administrative expenses as a percentage of revenues	5.1%	4.5%	5.6%

Gross Profit and Cost of Revenues

Gross profit decreased by $64.1 million in fiscal 2022 compared to fiscal 2021. The decrease in gross profit was due to the decline in revenues, a reduction in rebates, an increase in the medical loss ratio at Elixir Insurance and a decision to exit our inbound rebate aggregation business. Gross profit was also negatively impacted by a $15.1 million charge during the thirteen week period ended February 26, 2022 resulting from a change in estimate related to the collectability of certain manufacturer rebates receivable.

Gross margin was 5.2% in fiscal 2022 compared to 5.6% in fiscal 2021. The decline in gross margin is due primarily to an increase in the medical loss ratio related to our Medicare Part D business and the change in estimate noted above.

Selling, General and Administrative Expenses

Pharmacy Services segment selling, general and administrative expenses increased $19.1 million in fiscal 2022 compared to fiscal 2021. SG&A expenses as a percentage of revenues was 5.1% in fiscal 2022 compared to 4.5% in fiscal 2021. The increase in SG&A is primarily the result of increased litigation settlements, restructuring charges and higher discount card program costs, partially offset by further consolidation of administrative functions. The increase in SG&A as a percentage of revenues is due primarily to the items noted above and the loss of sales volume.

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

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our Existing Facilities. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of February 26, 2022 was $1,946.8 million, which consisted of revolver borrowing capacity of $1,945.6 million and invested cash of $1.2 million.

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

On August 20, 2021, we entered in to the Second Amendment to Credit Agreement (the “Second Amendment”), which, among other things, amended the Credit Agreement to provide for a $2.8 billion senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility” or “revolver”) and a $350 million “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan,” and together with the Senior Secured Revolving Credit Facility, collectively, the “Amended Facilities”) and incorporate customary “hardwired” LIBOR transition provisions. The Amended Facilities extend our debt maturity profile and provide additional liquidity. Borrowings under the Senior Secured Revolving Credit Facility bear interest at a rate per annum equal to, at our option, (x) a base rate (determined in a customary manner) plus a margin of between 0.25% to 0.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of between 1.25% and 1.75%, in each case based upon the Average ABL Availability (as defined in the Amended Credit Agreement).  Borrowings under the Senior Secured Term Loan bear interest at a rate per annum equal to, at our option, of (x) a base rate (determined in a customary manner) plus a margin of 1.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of 2.75%.  We are required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Senior Secured Revolving Credit Facility, depending on Average ABL Availability.  The Amended Facilities are scheduled to mature on August 20, 2026 (subject to a springing maturity if certain of our existing secured notes are not refinanced or repaid prior to the date that is 91 days prior to the stated maturity thereof).

Our borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At February 26, 2022, we had approximately $1,059.0 million of borrowings outstanding under the Amended Facilities and had letters of credit outstanding under the Senior Secured Revolving Credit Facility in a face amount of approximately $128.0 million, which resulted in remaining borrowing capacity under the Senior Secured Revolving Credit Facility of $1,945.6 million. If at any time the total credit exposure outstanding under the Senior Secured Revolving Credit Facility exceeds the borrowing base, we will be required to repay amounts outstanding to eliminate such shortfall.

The Amended Credit Agreement restricts us and all of our subsidiaries, including the subsidiaries that guarantee our obligations under the Amended Facilities, the secured guaranteed notes and unsecured guaranteed notes

(collectively, the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store and lockbox deposit accounts and cash necessary to cover our current liabilities). The Amended Credit Agreement also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (i) an event of default exists under the Amended Existing Facilities or (ii) the sum of our borrowing capacity under our Senior Secured Revolving Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than $275.0 million for three consecutive business days or less than or equal to $200.0 million on any day (a “cash sweep period”), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Amended Facilities, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of the Amended Facilities.

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

The Amended Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the revolver is less than $200.0 million or (ii) on the third consecutive business day on which availability under the revolver is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of February 26, 2022, our fixed charge coverage ratio was greater than 1.00 to 1.00 and we were in compliance with the Amended Credit Agreement’s financial covenant. The Amended Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

The indentures that govern our unsecured notes and secured notes contain restrictions on the amount of additional secured and unsecured debt that we may incur. As of February 26, 2022, we had the ability to issue additional secured and unsecured debt under the indentures governing our unguaranteed unsecured notes, including the ability to draw the full amount of our Secured Revolving Credit Facility and enter into certain sale and leaseback transactions.

Fiscal 2020, 2021 and 2022 Transactions

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

Guarantor Summarized Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22 to this Annual Report on Form 10-K, have guaranteed our obligations under the 6.125% Notes, the 7.500% Notes and the 8.00% Notes (collectively, the "Guaranteed Notes"). As discussed in Note 16 to the consolidated financial statements, the Guaranteed Notes were issued by us, as the parent company, and are guaranteed by substantially all of the parent company’s consolidated subsidiaries (the “guarantors” or “Subsidiary Guarantors”) except for EI (the “non-guarantor”). The parent company and guarantors are referred to as the “obligor group”. The Subsidiary Guarantors fully and unconditionally and jointly and severally guarantee the Guaranteed Notes. The 6.125% Notes and the obligations under the related guarantees are unsecured. The 7.500% Notes, the 8.00% Notes and the obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and other collateral to the extent it does not constitute ABL priority collateral (as defined below), and (ii) a second-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivables, payment intangibles, inventory, prescription files (including eligible script lists) and, intellectual property (prior to the repayment of the Senior Secured Term Loan) (collectively, the “ABL priority collateral”), which, in each case, also secure the Amended Facilities.

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

	February 26,	February 27,
In millions	2022	2021
Due from EI	$26.5	$96.1
Other current assets	3,314.9	3,431.8
Total current assets	$3,341.4	$3,527.9

Operating lease right-of-use assets	$2,813.5	$3,064.1
Goodwill	879.1	1,108.1
Other noncurrent assets	1,428.8	1,604.2
Total noncurrent assets	$5,121.4	$5,776.4

Due to EI	$—	$—
Other current liabilities	2,891.1	2,579.9
Total current liabilities	$2,891.1	$2,579.9

Long-term debt less current maturities	$2,733.0	$3,063.1
Long-term operating lease liabilities	2,597.1	2,829.3
Other noncurrent liabilities	142.7	216.9
Total noncurrent liabilities	$5,472.8	$6,109.3

Year Ended
February 26, 2022
In millions	(52 Weeks)
Revenues (a)	$24,010.1
Cost of revenues (b)	18,894.5
Gross profit	5,115.6

Net loss from continuing operations	(492.2)
Net income from discontinued operations	—
Net loss	$(492.2)

Net loss attributable to Rite Aid	$(538.5)
(a)	Includes $33.9 million of revenues generated from the non-guarantor for the fifty-two week period ended February 26, 2022.
(b)	Includes $33.8 million of cost of revenues incurred in transactions with the non-guarantor for the fifty-two week period ended February 26, 2022.

Off-Balance Sheet Arrangements

As of February 26, 2022, we had no material off balance sheet arrangements.

Contractual Obligations and Commitments

The following table details the maturities of our indebtedness and lease financing obligations as of February 26, 2022, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total

	(Dollars in thousands)
Contractual Cash Obligations
Long term debt(1)	$156,097	$289,363	$2,968,417	$32,989	$3,446,866
Lease financing obligations(2)	2,026	10,358	5,893	13,989	32,266
Operating leases	692,796	1,187,311	828,480	1,269,083	3,977,670
Open purchase orders	251,956	—	—	—	251,956
Other, primarily self insurance and retirement plan obligations(3)	56,746	42,585	9,584	31,668	140,583
Minimum purchase commitments(4)	72,531	212,700	70,900	—	356,131
Total contractual cash obligations	$1,232,152	$1,742,317	$3,883,274	$1,347,729	$8,205,472

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Commitments
Lease guarantees(5)	$1,078	$921	$247	$703	$2,949
Lease guarantees(6)	200,200	306,680	214,163	219,979	941,022
Outstanding letters of credit	127,996	—	—	—	127,996
Total contractual cash obligations and commitments	$1,561,426	$2,049,918	$4,097,684	$1,568,411	$9,277,439
(1)	Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of February 26, 2022.
(2)	Represents the minimum lease payments on non-cancelable leases, including interest, net of sublease income on a continuing operations basis as the minimum lease payments on non-cancelable leases, including interest, net of sublease income is being assumed by WBA as part of the Sale.
(3)	Includes the undiscounted payments for self-insured medical coverage, actuarially determined undiscounted payments for self-insured workers’ compensation and general liability, and actuarially determined obligations for defined benefit pension and nonqualified executive retirement plans.
(4)	Represents commitments to purchase products and licensing fees from certain vendors.
(5)	Represents lease guarantee obligations for 4 former stores related to certain business dispositions. The respective purchasers assume the obligations and are, therefore, primarily liable for these obligations.
(6)	Represents lease guarantee obligations for 913 former stores related to the Asset Sale. WBA assumed the obligations and are, therefore, primarily liable for these obligations.

Obligations for income tax uncertainties pursuant to ASC 740, “Income Taxes” of approximately $18.7 million are not included in the table above as we are uncertain as to if or when such amounts may be settled.

Net Cash Provided By (Used In) Operating, Investing and Financing Activities from Continuing Operations

Cash flow provided by operating activities was $379.3 million in fiscal 2022. Operating cash flow was positively impacted by the timing of warehouse payables, the timing of payments to Elixir’s pharmacy network, increased payroll, litigation and other operating expense related accruals and a reduction of manufacturer rebates receivables. These amounts were partially offset by increases in pharmacy inventory and the payment of $51.0 million of employer payroll taxes that were previously deferred under the CARES Act.

Cash flow provided by operating activities was $105.2 million in fiscal 2021. Operating cash flow was positively impacted by the sale of our calendar 2020 Medicare Part D receivable from CMS, management initiatives to reduce inventory levels and benefit from the employer payroll tax payment deferral under the CARES act of $102.0 million.

Cash used in investing activities was $134.1 million in fiscal 2022. Cash used in investing activities includes purchases of property, plant and equipment of $194.1 million and prescription file buys of $26.6 million, partially offset by proceeds from sale leaseback transactions, insurance proceeds and proceeds from the sale of assets and investments. Cash used for investing activities was higher than in the prior year due primarily to higher sale-leaseback proceeds in the prior year, partially offset by the acquisition of Bartell during the fourth quarter in the prior year.

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

Cash used in financing activities was $366.4 million in fiscal 2022. Cash used by financing activities reflects the repayment of our 6.125% Notes and the amendment and extension of our Senior Secured Revolving Credit Facility and Senior Secured Term Loan.

Cash used in financing activities was $65.2 million in fiscal 2021 Cash used by financing activities reflects net revolver borrowings offset by principal payments to facilitate the June 25, 2020 Exchange Offer.

Capital Expenditures

During the fiscal years ended February 26, 2022, February 27, 2021 and February 29, 2020 capital expenditures were as follows:

	Year Ended
	February 26,	February 27,	February 29,
	2022	2021	2020
	(52 weeks)	(52 weeks)	(52 weeks)

	(Dollars in thousands)
New store construction, store relocation and store remodel projects	$79,903	$97,662	$62,379
Technology enhancements, improvements to distribution centers and other corporate requirements	114,187	97,479	109,326
Purchase of prescription files from other retail pharmacies	26,623	29,800	42,681
Total capital expenditures	$220,713	$224,941	$214,386

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions, including those resulting from COVID-19; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolver and other sources of liquidity will be adequate to meet our requirements for working capital, debt service, capital expenditures and other strategic investments at least for the next twelve months. Based on our liquidity position, which we expect to remain strong, we do not expect to be subject to the minimum fixed charge covenant in the Existing Facilities in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances, and we may evaluate alternative sources of liquidity, including further opportunities related to any receivable due to us from CMS, sale and leaseback transactions, and other transactions to optimize our asset base. From time to time, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for shares of common stock or other debt securities (including additional secured debt), issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, or seek to refinance our outstanding debt (including the Existing Facilities) or may otherwise seek transactions to reduce interest expense and extend debt maturities. We may also look to make additional investments in our business to further our strategic objectives, including targeted acquisitions or other transactions to optimize our asset base. Any of these transactions could impact our financial results.

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

The following critical accounting policies require the use of significant judgments and estimates by management:

Inventory shrink: The carrying value of our inventory is reduced by a reserve for estimated shrink losses that occur between physical inventory dates. When estimating these losses, we consider historical loss results at specific locations. Shrink expense is recognized by applying the estimated shrink rate to sales since the last physical inventory. Although possible, we do not expect a significant change to our shrink rate in future periods. A 10 basis point difference in our estimated shrink rate for the year ended February 26, 2022, would have affected pre-tax income by approximately $6.5 million.

Goodwill Impairment: Our policy is to perform an impairment test of goodwill at least annually, and more frequently if events or circumstances occurred that would indicate a reduced fair value in our reporting units could exist. In our quantitative impairment test, fair value estimates are calculated using an average of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates and market activity in assessing fair value and are reporting unit specific. If the carrying amount exceeds the reporting unit’s fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, we consider the income tax effect of any tax deductible goodwill when measuring a goodwill impairment loss. Our Pharmacy Services reporting unit has goodwill of $835.6 million at February 26, 2022 and the fair value of the reporting unit is equal to the carrying value. The goodwill related to our Pharmacy Services segment is at risk of future impairment if the fair value of this segment, and its associated assets, decrease in value due to further declines in its operating results or an inability to execute management’s business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from our estimates. If our ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, we may have to record impairment charges in future periods.

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

If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 and 100 basis point decrease in our future sales assumptions as of February 26, 2022 would have resulted in 3 and 14, respectively, additional stores being subjected to our impairment analysis.

Revenue recognition for our loyalty program: We offered a chain-wide customer loyalty program, “wellness+ Rewards”. Members participating in our wellness+ Rewards loyalty card program earned points on a calendar year basis for eligible front-end merchandise purchases and qualifying prescription purchases. The wellness+ program was terminated as of July 1, 2020, with benefits earned as of that date available to be used through the end of calendar 2020. Beginning in December 2020, the Company granted temporary extensions of benefits to certain previous members that were eligible for a discount as of the end of each previous 6 month period such that those prior members were eligible to continue to receive that discount on purchases made through the subsequent 6 months with no additional purchase requirement. New and existing customers who were not already eligible for program benefits also had the opportunity to earn additional discounts on purchases made through each 6 month period. A final extension was granted on December 31, 2021 through February 26, 2022 at which point all discounts were terminated.

A new loyalty program, Rite Aid Rewards, was initiated on February 27, 2022. Customers that enroll in the new program earn points for each dollar spent on front of store purchases as well as for eligible pharmacy prescriptions. Points can then be converted into a “Rite Aid Rewards” coupon that can be tendered as payment in a future purchase. Each point is worth $0.002. Customers must accumulate 1,000 points and create an online account in order to convert earned points to a “Rite Aid Rewards” coupon. Unused/unconverted points expire after 90 days. Unredeemed “Rite Aid Rewards” coupons expire 30 days after conversion from points earned.

Points earned pursuant to the Rite Aid Rewards program represent a performance obligation. The value of unredeemed Rite Aid Rewards points is deferred as a contract liability (included in other current liabilities). As members redeem points in the form of a Rite Aid Rewards coupon or when points or unredeemed Rite Aid Rewards coupons expire, the Retail Pharmacy segment recognizes the redeemed/expired portion of the deferred contract liability into revenue.

Self-insurance liabilities: We expense claims for self-insured workers’ compensation and general liability insurance coverage as incurred including an estimate for claims incurred but not paid. The expense for self-insured workers’ compensation and general liability claims incurred but not paid is determined using several factors, including historical claims experience and development, severity of claims, medical costs and the time needed to settle claims. We discount the estimated expense for workers’ compensation to present value as the time period from incurrence of the claim to final settlement can be several years. We base our estimates for such timing on previous settlement activity. The discount rate is based on the current market rates for Treasury bills that approximate the average time to settle the workers’ compensation claims. These assumptions are updated on an annual basis. A 25 basis point difference in the discount rate for the year ended February 26, 2022, would have affected pretax income by approximately $1.2 million.

Income taxes: We currently have net operating loss (“NOL”) carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate significant deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Our ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if the Company were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of the Company’s stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The Company determined that no ownership change has occurred for purposes of Section 382 for the period ended February 26, 2022. It is important to note that the limitation that would be created upon an ownership change would only apply to income earned after the event that caused the ownership change.

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

Revenue recognition for our Pharmacy Services segment:

The Pharmacy Services segment sells prescription drugs indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy. The Pharmacy Services segment recognizes revenue from prescription drugs sold by: (i) its mail service dispensing pharmacy and (ii) under retail pharmacy network contracts, where it is the principal, at contract prices negotiated with its clients, primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, other sponsors of health benefit plans, and individuals throughout the United States. Revenues include: (i) the portion of the price the client pays directly to the Pharmacy Services segment, net of any volume-related or other discounts paid back to the client (see “Drug Discounts” below); (ii) the price paid to the Pharmacy Services segment by client plan members for mail order prescriptions (“Mail Co-Payments”); (iii) client plan member copayments made directly to the retail pharmacy network and; (iv) administrative fees. Revenue is recognized when the Pharmacy Services segment meets its performance obligations relative to each transaction type. The following revenue recognition policies have been established for the Pharmacy Services segment:

●	Revenues generated from prescription drugs sold by third party pharmacies in the Pharmacy Services segment’s retail pharmacy network and associated administrative fees are recognized at the Pharmacy Services segment’s point-of-sale, which is when the claim is adjudicated by the Pharmacy Services segment’s online claims processing system. At this point, we have performed across all of our performance obligations;
●	Revenues generated from prescription drugs sold by the Pharmacy Services segment’s mail service dispensing pharmacy are recognized when the prescription is shipped. At the time of shipment, the Pharmacy Services segment has performed all of its performance obligations under its client contracts, as control of and title to the product has passed to the client plan members. The Pharmacy Services segment does not experience a significant level of returns or reshipments, and;
●	Revenues generated from administrative fees based on membership or claims volume are recognized monthly based on the terms within the individual contracts, either a monthly member based fee, or a claims volume based fee.

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

We deduct the manufacturers’ rebates that are earned by our clients based on their members’ utilization of brand-name formulary drugs from our revenues that are generated from prescription drugs sold by third party pharmacies. For the majority of our clients, we pass these rebates to clients at point-of-sale based on actual claims data and our estimates of the manufacturers’ rebates earned by our clients. We base our estimates on the best available data and recent history for the various factors that can affect the amount of rebates earned by the client. We also deduct pricing guarantees and guarantees regarding the level of service we will provide to the client or member as well as other payments made to our clients from our revenues. Because the inputs to most of these estimates are not subject to a high degree of subjectivity or volatility, the effect of adjustments between estimated and actual amounts have not been material to our results of operations, financial condition or cash flows.

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

We have recorded estimates of various assets and liabilities arising from our participation in the Medicare Part D program based on information in our claims management and enrollment systems. Significant estimates arising from our participation in the Medicare Part D program include: (i) estimates of low-income cost subsidy, reinsurance amounts and coverage gap discount amounts ultimately payable to or receivable from CMS based on a detailed claims reconciliation, (ii) an estimate of amounts receivable from CMS under a risk-sharing feature of the Medicare Part D program design, referred to as the risk corridor (iii) estimates for claims that have been reported and are in the process of being paid or contested and (iv) our estimate of claims that have been incurred but have not yet been reported. Actual amounts of Medicare Part D-related assets and liabilities could differ significantly from amounts recorded. Historically, the effect of these adjustments has not been material to our results of operations, financial position or cash flows.

Vendor allowances and purchase discounts for our Pharmacy Services segment: Our Pharmacy Services segment receives purchase discounts on products purchased. Contractual arrangements with vendors, including manufacturers, wholesalers and retail pharmacies, normally provide for the Pharmacy Services segment to receive purchase discounts from established list prices in one, or a combination, of the following forms: (i) a direct discount at the time of purchase or (ii) a discount (or rebate) paid subsequent to dispensing when products are purchased indirectly from a manufacturer (e.g., through a wholesaler or retail pharmacy). These rebates are recognized based on estimates when prescriptions are dispensed and are generally calculated and billed within 30 days of the end of each completed quarter. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material to the results of operations, financial condition or cash flows. We account for the effect of any such differences as a change in accounting estimate in the period the reconciliation is completed. During the thirteen week period ended February 26, 2022, we reassessed our historical policy for estimating our allowance for manufacturer rebate receivables at our Pharmacy Services segment and concluded that, due to changes in our business practices and other conditions, certain amounts within the outstanding receivable had an increased risk of uncollectability. As a result, we increased our allowance for manufacturer rebate receivables by $15.1 million, which was recorded as an increase to cost of revenues in the thirteen week period ended February 26, 2022. This change in estimate is a non-recurring item that is excluded from Adjusted EBITDA (see “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non GAAP Measures” for details). The Pharmacy Services segment also receives additional discounts under its wholesaler contract. In addition, the Pharmacy Services segment receives fees from pharmaceutical manufacturers for administrative services. Purchase discounts and administrative service fees are recorded as a reduction of cost of revenues.

Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), charges or credits for facility exit and impairment, goodwill and intangible asset impairment charges, inventory write-downs related to store closings, gains or losses on debt modifications and retirements, and other items (including stock-based compensation expense, merger and acquisition-related costs, non-recurring litigation settlements, severance, restructuring-related costs, costs related to facility closures, gain or loss on sale of assets, the gain or loss on Bartell acquisition, and the change in estimate related to manufacturer rebate receivables). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors. In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

The following is a reconciliation of our net loss to Adjusted EBITDA for fiscal 2022, 2021 and 2020:

	February 26, 2022	February 27, 2021	February 29, 2020
	(52 weeks)	(52 weeks)	(52 weeks)

	(Dollars in thousands)
Net loss from continuing operations	$(538,478)	$(100,070)	$(469,219)
Interest expense	191,601	201,388	229,657
Income tax (benefit) expense	(3,780)	(20,157)	387,607
Depreciation and amortization	295,686	327,124	328,277
LIFO charge (credit)	1,314	(51,692)	(64,804)
Facility exit and impairment charges	180,190	58,403	42,843
Goodwill and intangible asset impairment charges	229,000	29,852	—
Loss (gain) on debt modifications and retirements, net	3,235	(5,274)	(55,692)
Merger and Acquisition‑related costs	12,797	10,549	3,599
Stock-based compensation expense	13,050	13,003	16,087
Restructuring-related costs	35,121	84,552	105,642
Inventory write-downs related to store closings	5,298	3,709	4,652
Litigation settlements	50,212	—	—
Loss (gain) on sale of assets, net	5,505	(69,300)	4,226
Loss (gain) on Bartell acquisition	5,346	(47,705)	—
Change in estimate related to manufacturer rebate receivables	15,068	—	—
Other	4,740	3,283	5,336
Adjusted EBITDA from continuing operations	$505,905	$437,665	$538,211

The following is a reconciliation of our net loss from continuing operations to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share for fiscal 2022, 2021 and 2020. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, non-recurring litigation settlements, gains or losses on debt modifications and retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, restructuring-related costs, the gain or loss on Bartell acquisition, and the change in estimate related to manufacturer rebate receivables. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net

Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods. Adjusted Net Income (Loss) per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income (Loss):

	February 26, 2022	February 27, 2021	February 29, 2020
	(52 weeks)	(52 weeks)	(52 weeks)

	(Dollars in thousands)
Net loss	$(538,478)	$(100,070)	$(469,219)
Add back - Income tax (benefit) expense	(3,780)	(20,157)	387,607
Loss before income taxes	(542,258)	(120,227)	(81,612)
Adjustments:
Amortization expense	78,047	89,020	103,941
LIFO charge (credit)	1,314	(51,692)	(64,804)
Goodwill and intangible asset impairment charges	229,000	29,852	—
Loss (gain) on debt modifications and retirements, net	3,235	(5,274)	(55,692)
Merger and Acquisition‑related costs	12,797	10,549	3,599
Restructuring-related costs	35,121	84,552	105,642
Loss (gain) on Bartell acquisition	5,346	(47,705)	—
Change in estimate related to manufacturer rebate receivables	15,068	—	—
Litigation settlements	50,212	—	—
Adjusted (loss) income before income taxes	(112,118)	(10,925)	11,074
Adjusted income tax (benefit) expense (a)	(30,597)	(2,873)	3,061
Adjusted net (loss) income	(81,521)	$(8,052)	$8,013
Net loss per diluted share	$(9.96)	$(1.87)	$(8.82)
Adjusted net (loss) income per diluted share	$(1.51)	$(0.15)	$0.15
(a)	The fiscal year 2022, 2021 and 2020 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOLs, state credits and valuation allowance, was used for the fifty-two weeks ended February 26, 2022, the fifty-two weeks ended February 27, 2021 and the fifty-two weeks ended February 29, 2020, respectively.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of February 26, 2022.

								Fair Value at
	2023	2024	2025	2026	2027	Thereafter	Total	February 26, 2022

	(Dollars in thousands)
Long-term debt, including current portion, excluding financing lease obligations
Fixed Rate	$—	$—	$—	$600,000	$1,087,304	$29,001	$1,716,305	$1,602,122
Average Interest Rate	0.00%	0.00%	0.00%	7.50%	7.93%	6.88%	7.76%
Variable Rate	$—	$—	$—	$—	$1,059,000	$—	$1,059,000	$1,059,000
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	2.05%	0.00%	2.05%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of February 26, 2022, our annual interest expense would change by approximately $10.6 million.

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

(b)    Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of February 26, 2022, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our internal control over financial reporting is included after the next paragraph.

(c)    Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended February 26, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rite Aid Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Rite Aid Corporation and subsidiaries (the “Company”) as of February 26, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 26, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 26, 2022, of the Company and our report dated April 25, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

April 25, 2022

Item 9B.   Other Information

None

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable

PART III

We intend to file with the SEC a definitive proxy statement for our 2022 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after February 26, 2022. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from that proxy statement. Our 2022 Annual Meeting of Stockholders is scheduled to be held on July 27, 2022.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2022 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Board Leadership Structure,” “Director Nominations,” “Committees of the Board of Directors” and, if applicable, “Delinquent Section 16(a) Reports.”

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of the Proxy Statement under the headings “Components of Executive Compensation for Fiscal Year 2022,” and “Committees of the Board of Directors.”

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the section of the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information Table.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections of the Proxy Statement under the headings “Director Independence,” and “Certain Relationships and Related Transactions.”

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section of the Proxy Statement under the heading “Auditor Fees.”

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

3.           Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Asset Purchase Agreement, dated September 18, 2017, among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Walgreen Co.*	Exhibit 2.1 to Form 8-K, filed on September 19, 2017
2.2	Receivable Purchase Agreement, dated as of August 12, 2021, by and between Envision Insurance Company and Part D Receivable Trust 2020-1 (Series D)	Exhibit 2.1 to Form 8-K, filed on August 13, 2021
2.3	Indemnity Agreement, dated as of August 12, 2021 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series D)	Exhibit 2.2 to Form 8-K, filed on August 13, 2021
2.4	Receivable Purchase Agreement, dated as of January 24, 2022 February 19, 2020, by and between Envision Insurance Company and Part D Receivable Trust 2020-1 (Series E)	Exhibit 2.1 to Form 8-K, filed on January 24, 2022
2.5	Indemnity Agreement, dated as of January 24, 2022 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series D)	Exhibit 2.2 to Form 8-K, filed on January 24, 2022
2.6	Indemnity Agreement, dated as of February 19, 2020 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series A)	Exhibit 2.2 to Form 8-K, filed on February 21, 2020
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 8-K, filed on April 18, 2019

Exhibit Numbers	Description	Incorporation By Reference To
3.2	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on April 17, 2020
4.1	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
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

Exhibit 4.1 to Form 8-K filed on February 5, 2020
4.6	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.9 to Form 10-K filed on April 27, 2020
4.7

Indenture, dated as of July 27, 2020, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., related to the Company’s 8.000% Senior Secured Notes due 2026

Exhibit 4.1 to Form 8-K filed on July 27, 2020
4.8

Supplemental Indenture, dated as of August 27, 2021, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of February 5, 2020, related to the Company’s 7.500% Senior Secured Notes due 2025

Exhibit 4.12 to Form 10-Q filed on October 5, 2021
4.9

Supplemental Indenture, dated as of August 27, 2021, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 27, 2020, related to the Company’s 8.000% Senior Secured Notes due 2026

Exhibit 4.13 to Form 10-Q filed on October 5, 2021
10.1	2010 Omnibus Equity Plan †	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.2	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan †	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.3	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan †	Exhibit 10.8 to Form 10-K, filed on April 23, 2013
10.4	2012 Omnibus Equity Plan †	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
10.5	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan †	Exhibit 10.10 to Form 10-K, filed on April 23, 2013
10.6	2014 Omnibus Equity Plan †	Exhibit 10.1 to Form 8-K, filed on June 23, 2014

Exhibit Numbers	Description	Incorporation By Reference To
10.7	Form of Award Agreement †	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.8	Executive Incentive Plan for Officers of Rite Aid Corporation †	Exhibit 10.1 to Form 8-K, filed on February 24, 2012
10.9	Employment Agreement by and between Rite Aid Corporation and Jocelyn Konrad dated as of August 18, 2015 †	Exhibit 10.1 to Form 10-Q, filed on January 6, 2016
10.10	Credit Agreement, dated as of December 20, 2018, among Rite Aid Corporation, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on December 20, 2018
10.11	First Amendment to Credit Agreement, dated as of January 6, 2020, among Rite Aid Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on January 7, 2020
10.12	Second Amendment Credit Agreement, dated as of August 20, 2021, among Rite Aid Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent	Exhibit 9.01 to Form 8-K, filed on August 23, 2021
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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.14	Amendment to Employment Agreement by and between Rite Aid Corporation and Jocelyn Z. Konrad, dated as of March 12, 2019 †	Exhibit 10.32 to Form 10-Q, filed on July 11, 2019
10.15	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019 †	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.16	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019 †	Exhibit 10.34 to Form 10-Q, filed on July 11, 2019
10.17	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017 †	Exhibit 10.35 to Form 10-Q, filed on July 11, 2019
10.18	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016 †	Exhibit 10.36 to Form 10-Q, filed on July 11, 2019
10.19	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001 †	Exhibit 10.37 to Form 10-Q, filed on July 11, 2019
10.20	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019*	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.21	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019* †	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.22	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019 †	Exhibit 10.2 to Form 8-K, filed on August 12, 2019
10.23	Employment Agreement dated October 2, 2019 by and between Rite Aid Corporation and James Peters †	Exhibit 10.1 to Form 8-K, filed on October 2, 2019
10.24	Employment Agreement by and between Rite Aid Corporation and Jessica Kazmaier, dated as of March 12, 2019 †	Exhibit 10.43 to Form 10-K filed on April 27, 2020
10.25	Amendment to Employment Agreement by and between Jessica Kazmaier, dated November 6, 2019 †	Exhibit 10.44 to Form 10-K filed on April 27, 2020
10.26	Employment Agreement by and between Justin Mennen, dated as of December 7, 2018 †	Exhibit 10.45 to Form 10-K filed on April 27, 2020

Exhibit Numbers	Description	Incorporation By Reference To
10.27	Amendment to Employment Agreement by and between Justin Mennen, dated November 6, 2019 †	Exhibit 10.46 to Form 10-K filed on April 27, 2020
10.28	Employment Agreement by and between Rite Aid Corporation and Andre Persaud, dated as of January 28, 2020 †	Exhibit 10.47 to Form 10-K filed on April 27, 2020
10.29	Employment Agreement by and between RxOptions, LLC and Dan Robson, dated as of December 12, 2019 †	Exhibit 10.48 to Form 10-K filed on April 27, 2020
10.30	Employment Agreement by and between Rite Aid Corporation and Paul D. Gilbert, as of July 29, 2020 †	Exhibit 10.46 to Form 10-Q filed on October 6, 2020
10.31	Separation Agreement by and between Rite Aid Corporation and Dan Robson, as of January 27, 2021*	Exhibit 10.32 to Form 10-K filed on April 27, 2021
10.32	Rite Aid Corporation Amended and Restated 2020 Omnibus Equity Plan †	Appendix B-1 to Schedule 14A (Definitive Proxy Statement) filed on May 20, 2021
10.33	Form Award Agreement (Executive) under the Rite Aid Corporation 2020 Omnibus Equity Plan †	Exhibit 10.2 to Form 8-K filed on July 8, 2020
10.34	Form Award Agreement (Non-employee Director) under the Rite Aid Corporation 2020 Omnibus Equity Plan †	Exhibit 10.3 to Form 8-K filed on July 8, 2020
21	Subsidiaries of the Registrant	Filed herewith
22	List of Subsidiary Guarantors	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
*	Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.
†	Compensatory plan or arrangement

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

RITE AID CORPORATION

By:	/s/ BRUCE G. BODAKEN
Bruce G. Bodaken
Chairman
Dated:	April 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on April 25, 2022.

Signature	Title

/s/ HEYWARD DONIGAN	President and Chief Executive Officer (principal executive officer)
Heyward Donigan

/s/ MATTHEW C. SCHROEDER	Executive Vice President and Chief Financial Officer (principal financial officer)
Matthew C. Schroeder

/s/ BRIAN T. HOOVER	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Brian T. Hoover

/s/ BRUCE G. BODAKEN	Director
Bruce G. Bodaken

/s/ ELIZABETH BURR	Director
Elizabeth Burr

/s/ BARI HARLAM	Director
Bari Harlam

/s/ ROBERT E. KNOWLING, JR	Director
Robert E. Knowling, Jr

/s/ KEVIN E. LOFTON	Director
Kevin E. Lofton

Signature	Title
/s/ LOUIS P. MIRAMONTES	Director
Louis P. Miramontes

/s/ ARUN NAYAR	Director
Arun Nayar

/s/ KATHERINE QUINN	Director
Katherine Quinn

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rite Aid Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the "Company") as of February 26, 2022 and February 27, 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended February 26, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 26, 2022 and February 27, 2021, and the results of its operations and its cash flows for each of the three years in the period ended February 26, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 26, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Pharmacy Services Reporting Unit — Refer to Note 14 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to the carrying value of each reporting unit. The Company uses either a qualitative assessment approach or a quantitative assessment approach. For the quantitative approach, the Company estimates fair value using an average based on an income approach and a market approach. The income approach is based on the present value of future cash flows of the reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates, and market activity. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $879 million as of February 26, 2022, of which $836 million is allocated to the Pharmacy Services reporting unit. As a result of current and projected declines in revenues and Adjusted EBITDA driven by commercial and Medicare Part D business compression due to industry consolidation as well as an increase in the medical loss ratio at Elixir Insurance, and a decision to exit the rebate aggregation business, the Company recorded a partial impairment charge of $229 million as part of the annual assessment during the thirteen-week period ended February 26, 2022 for the Pharmacy Services reporting unit.

Given the significant estimates and assumptions by management to estimate the fair value of the Pharmacy Services reporting unit, including future growth rates, discount rates, and market activity, our audit procedures included a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

●	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Pharmacy Services reporting unit, such as controls related to management’s selection of future growth rates, discount rate, and market multiples.
●	We evaluated management’s ability to accurately forecast future revenues and EBITDA margins by comparing actual results to management’s historical forecasts.
●	We evaluated the reasonableness of management’s future growth rates by comparing the forecasts of revenues and EBITDA to:
o	Historical revenues and EBITDA margins.
o	Internal communications to management and the Board of Directors.
o	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rate, and (3) market activity by:
o	Testing the source information underlying the determination of the discount rate and market multiples and the mathematical accuracy of the calculations.
o	Developing a range of independent estimates and comparing those to the discount rate and market multiples selected by management.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

April 25, 2022

We have served as the Company's auditor since 1999.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 26,	February 27,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$39,721	$160,902
Accounts receivable, net	1,343,496	1,462,441
Inventories, net	1,959,389	1,864,890
Prepaid expenses and other current assets	106,749	106,941
Total current assets	3,449,355	3,595,174
Property, plant and equipment, net	989,167	1,080,499
Operating lease right-of-use assets	2,813,535	3,064,077
Goodwill	879,136	1,108,136
Other intangibles, net	291,196	340,519
Deferred tax assets	20,071	14,964
Other assets	86,543	132,035
Total assets	$8,529,003	$9,335,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$5,544	$6,409
Accounts payable	1,571,261	1,437,421
Accrued salaries, wages and other current liabilities	780,632	642,364
Current portion of operating lease liabilities	575,651	516,752
Total current liabilities	2,933,088	2,602,946
Long-term debt, less current maturities	2,732,986	3,063,087
Long-term operating lease liabilities	2,597,090	2,829,293
Lease financing obligations, less current maturities	14,830	16,711
Other noncurrent liabilities	151,976	208,213
Total liabilities	8,429,970	8,720,250
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 55,752 and 55,143	55,752	55,143
Additional paid-in capital	5,910,299	5,897,168
Accumulated deficit	(5,851,581)	(5,313,103)
Accumulated other comprehensive loss	(15,437)	(24,054)
Total stockholders’ equity	99,033	615,154
Total liabilities and stockholders’ equity	$8,529,003	$9,335,404

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	February 26,	February 27,	February 29,
	2022	2021	2020
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Revenues	$24,568,255	$24,043,240	$21,928,393
Costs and expenses:
Cost of revenues	19,461,760	19,338,918	17,201,635
Selling, general and administrative expenses	5,033,876	4,657,185	4,587,336
Facility exit and impairment charges	180,190	58,403	42,843
Goodwill and intangible asset impairment charges	229,000	29,852	—
Interest expense	191,601	201,388	229,657
Loss (gain) on debt modifications and retirements, net	3,235	(5,274)	(55,692)
Loss (gain) on sale of assets, net	5,505	(69,300)	4,226
Loss (gain) on Bartell acquisition	5,346	(47,705)	—
	25,110,513	24,163,467	22,010,005
Loss from continuing operations before income taxes	(542,258)	(120,227)	(81,612)
Income tax (benefit) expense	(3,780)	(20,157)	387,607
Net loss from continuing operations	(538,478)	(100,070)	(469,219)
Net income from discontinued operations, net of tax	—	9,161	17,045
Net loss	$(538,478)	$(90,909)	$(452,174)
Computation of loss attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(538,478)	$(100,070)	$(469,219)
Income from discontinued operations attributable to common stockholders—basic and diluted	—	9,161	17,045
Loss attributable to common stockholders—basic and diluted	$(538,478)	$(90,909)	$(452,174)
Basic and diluted loss per share:
Continuing operations	$(9.96)	$(1.87)	$(8.82)
Discontinued operations	$—	$0.18	$0.32
Net basic and diluted loss per share	$(9.96)	$(1.69)	$(8.50)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	February 26,	February 27,	February 29,
	2022	2021	2020
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Net loss	$(538,478)	$(90,909)	$(452,174)
Other comprehensive income (loss):
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0, $0 and $0 income tax expense	8,590	24,382	(17,351)
Change in fair value of interest rate cap	27	462	(488)
Total other comprehensive income (loss)	8,617	24,844	(17,839)
Comprehensive loss	$(529,861)	$(66,065)	$(470,013)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE MARCH 2, 2019	54,016	$54,016	$5,876,977	$(4,713,244)	$(31,059)	$1,186,690
Net loss				(452,174)		(452,174)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					(17,351)	(17,351)
Change in fair value of interest rate cap					(488)	(488)
Comprehensive loss						(470,013)
Adoption of ASU 2016-02				(56,776)		(56,776)
Exchange of restricted shares for taxes	(240)	(240)	(1,680)			(1,920)
Issuance of restricted stock	1,402	1,402	(1,402)			—
Cancellation of restricted stock	(462)	(462)	462			—
Amortization of restricted stock balance			15,840			15,840
Stock-based compensation expense			706			706
BALANCE FEBRUARY 29, 2020	54,716	$54,716	$5,890,903	$(5,222,194)	$(48,898)	$674,527
Net loss				(90,909)		(90,909)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					24,382	24,382
Change in fair value of interest rate cap					462	462
Comprehensive loss						(66,065)
Exchange of restricted shares for taxes	(189)	(189)	(2,897)			(3,086)
Issuance of restricted stock	780	780	(780)			—
Cancellation of restricted stock	(166)	(166)	166			—
Amortization of restricted stock balance			9,126			9,126
Stock-based compensation expense			599			599
Stock options exercised	2	2	51			53
BALANCE FEBRUARY 27, 2021	55,143	$55,143	$5,897,168	$(5,313,103)	$(24,054)	$615,154
Net loss				(538,478)		(538,478)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					8,590	8,590
Change in fair value of interest rate cap					27	27
Comprehensive loss						(529,861)
Exchange of restricted shares for taxes	(177)	(177)	(2,411)			(2,588)
Issuance of restricted stock	973	973	(973)			—
Cancellation of restricted stock	(187)	(187)	187			—
Amortization of restricted stock balance			10,308			10,308
Stock-based compensation expense			600			600
Amortization of performance-based incentive plans			5,420			5,420
BALANCE FEBRUARY 26, 2022	55,752	$55,752	$5,910,299	$(5,851,581)	$(15,437)	$99,033

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 26,	February 27,	February 29,
	2022	2021	2020
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities:
Net loss	$(538,478)	$(90,909)	$(452,174)
Net income from discontinued operations, net of tax	—	9,161	17,045
Net loss from continuing operations	$(538,478)	$(100,070)	$(469,219)
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	295,686	327,124	328,277
Facility exit and impairment charges	180,190	58,403	42,843
Goodwill and intangible asset impairment charges	229,000	29,852	—
LIFO charge (credit)	1,314	(51,692)	(64,804)
Loss (gain) on sale of assets, net	5,505	(69,300)	4,226
Change in allowances for uncollectible accounts receivable	22,011	—	—
Loss (gain) on Bartell acquisition	5,346	(47,705)	—
Stock-based compensation expense	13,050	13,003	16,087
Loss (gain) on debt modifications and retirements, net	3,235	(5,274)	(55,692)
Changes in deferred taxes	(6,709)	(10,633)	385,904
Changes in operating assets and liabilities:
Accounts receivable	54,086	(182,404)	486,563
Inventories	(97,112)	177,263	15,141
Accounts payable	139,228	(35,372)	(92,062)
Operating lease right-of-use assets and operating lease liabilities	(29,375)	(28,044)	14,112
Other assets	33,737	80,975	(38,351)
Other liabilities	68,558	(50,947)	(62,168)
Net cash provided by operating activities of continuing operations	379,272	105,179	510,857
Investing activities:
Payments for property, plant and equipment	(194,090)	(195,141)	(171,705)
Intangible assets acquired	(26,623)	(29,800)	(42,681)
Acquisition of business, net of cash acquired	—	(86,230)	—
Proceeds from insured loss	10,436	12,500	—
Proceeds from dispositions of assets and investments	18,706	11,444	59,658
Proceeds from sale-leaseback transactions	57,498	177,892	4,879
Net cash used in investing activities of continuing operations	(134,073)	(109,335)	(149,849)
Financing activities:
Proceeds from issuance of long-term debt	350,000	849,918	600,000
Net (payments to) proceeds from revolver	(141,000)	200,000	(225,000)
Principal payments on long-term debt	(545,036)	(1,058,537)	(706,103)
Change in zero balance cash accounts	(8,285)	(36,463)	12,671
Net proceeds from issuance of common stock	—	53	—
Financing fees paid for early debt redemption	(833)	(2,399)	(518)
Payments for taxes related to net share settlement of equity awards	(2,588)	(3,086)	(1,921)
Deferred financing costs paid	(18,638)	(14,729)	(5,781)
Net cash used in financing activities of continuing operations	(366,380)	(65,243)	(326,652)
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	(82,189)	(23,836)
Investing activities of discontinued operations	—	94,310	63,307
Financing activities of discontinued operations	—	—	—
Net cash provided by discontinued operations	—	12,121	39,471
(Decrease) increase in cash and cash equivalents	(121,181)	(57,278)	73,827
Cash and cash equivalents, beginning of period	160,902	218,180	144,353
Cash and cash equivalents, end of period	$39,721	$160,902	$218,180

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

The Company is a Delaware corporation and through its 100% owned subsidiaries, operates a pharmacy retail healthcare company in the United States of America. The Company operates through its two reportable segments: the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy segment operates one of the largest retail drugstore chains in the United States, with 2,450 stores in operation as of February 26, 2022. The Retail Pharmacy segment’s drugstores’ primary business is the sale of brand and generic prescription drugs. The Retail Pharmacy segment also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line. The Pharmacy Services segment provides a fully integrated suite of PBM offerings including technology solutions, mail delivery services, specialty pharmacy, network and rebate administration, claims adjudication and pharmacy discount programs, through Elixir Pharmacy and Laker Software. Elixir also offers a national Medicare Part D prescription drug plan through Elixir Insurance (“EI”). See Note 21 for additional details on the Company’s reportable segments.

The discussion and presentation of the operating and financial results of our business segments have been impacted by the following event.

Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement (the "Amended and Restated Asset Purchase Agreement"), dated as of September 18, 2017, by and among Rite Aid, WBA and Walgreen Co., an Illinois corporation and 100% owned subsidiary of WBA ("Buyer"), Buyer agreed to purchase from Rite Aid 1,932 stores (the "Acquired Stores"), three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of approximately $4,375,000, on a cash free, debt free basis (the "Asset Sale" or the "Sale"). As of February 26, 2022, the Company has sold all 1,932 Acquired Stores, three distribution centers and related assets to WBA in exchange for proceeds of $4,375,000, which were used to repay outstanding debt. Based on its magnitude and because the Company has exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Asset Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the assets and liabilities to be sold, including the 1,932 Acquired Stores, three distribution centers, related inventory and other specified assets and liabilities related thereto (collectively the “Assets to be Sold” or “Disposal Group”) to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended February 26, 2022 and February 27, 2021, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, corporate support activities related to the Disposal Group were not reclassified to discontinued operations. See additional information as provided in Note 4 Asset Sale to WBA.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

Revenues for the Company are as follows:

	Year Ended
	February 26,	February 27,	February 29,
	2022	2021	2020
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Retail Pharmacy segment:
Pharmacy sales	$12,152,491	$10,915,442	$10,354,293
Front-end sales	5,218,182	5,322,943	5,114,976
Other revenue	124,143	126,875	146,917
Total Retail Pharmacy segment	17,494,816	16,365,260	15,616,186
Pharmacy Services segment revenue	7,323,125	7,970,137	6,559,560
Intersegment elimination	(249,686)	(292,157)	(247,353)
Total revenue	$24,568,255	$24,043,240	$21,928,393

Sales of prescription drugs for our Retail Pharmacy segment represented approximately 70.0%, 66.7% and 67.0% of the Company’s total drugstore sales in fiscal years 2022, 2021 and 2020, respectively. The Retail Pharmacy segment’s principal classes of products in fiscal 2022 were the following:

Percentage
Product Class	of Sales
Prescription drugs	70.0%
Over-the-counter medications and personal care	11.0%
Health and beauty aids	4.5%
General merchandise and other	14.5%

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal years ended February 26, 2022, February 27, 2021 and February 29, 2020 included 52 weeks.

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

Allowance for Uncollectible Receivables

In our Retail Pharmacy segment, substantially all prescription sales are made to customers who are covered by third-party payors, such as insurance companies, government agencies and employers. The Company recognizes receivables that represent the amount owed to the Company for sales made to customers or employees of those payors that have not yet been paid. In our Pharmacy Services segment, receivables are recorded for claims for prescriptions

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

issued for customers, customer administrative fees, amounts due from CMS for Medicare Part D, and amounts due from certain drug manufacturers or rebate aggregators for rebates. The Company maintains a reserve for the expected credit losses associated with these receivables. This reserve is calculated based upon historical collection activity adjusted for current conditions.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

The Company capitalizes direct internal and external development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2022, 2021 and 2020, the Company capitalized costs of approximately $13,388, $12,669 and $15,240, respectively.

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

Intangible Assets

The Company has certain finite-lived intangible assets that are amortized over their useful lives. Prescription files acquired in business combinations are amortized over an estimated useful life of ten years on an accelerated basis, which approximates the anticipated prescription file retention and related cash flows. Purchased prescription files acquired in other than business combinations are amortized over their estimated useful lives of five years on a straight-line basis. The value of finite-lived trade names are amortized over 10 years on a straight-line basis. The value of customer relationships, acquired in connection with the Company’s acquisition of EnvisionRx, are amortized over a period between 10 and 20 years on a descending percentage method which matches the pattern of expected discounted cash flows. The Pharmacy Services segment’s contract with Centers for Medicare and Medicaid Services (“CMS”) for Medicare Part D (“Part D”), which is required in order to act as a national provider of the Part D benefit, is amortized over 12 years on a straight line basis, of which 5 years remain.

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

Deferred Financing Costs

Costs incurred to issue debt are deferred and amortized as a component of interest expense over the terms of the related debt agreements. Amortization expense of deferred financing costs was $10,927, $11,201 and $10,187 for fiscal 2022, 2021 and 2020, respectively.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

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

The Retail Pharmacy segment offered a chain-wide loyalty card program titled wellness+. Individual customers were able to become members of the wellness+ program. Members participating in the wellness+ loyalty card program earned points on a calendar year basis for eligible front-end merchandise purchases and qualifying prescription purchases. The wellness+ program was terminated as of July 1, 2020, with benefits earned as of that date available to be used through the end of calendar 2020. Beginning in December 2020, the Company granted temporary extensions of benefits to certain previous members that were eligible for a discount as of the end of each previous 6 month period such that those prior members were eligible to continue to receive that discount on purchases made through the subsequent 6 months with no additional purchase requirement. New and existing customers who were not already eligible for program benefits also had the opportunity to earn additional discounts on purchases made through each 6 month period. A final extension was granted on December 31, 2021 through February 26, 2022 at which point all discounts were terminated.

A new loyalty program, Rite Aid Rewards, was initiated on February 27, 2022. Customers that enroll in the new program earn points for each dollar spent on front of store purchases as well as for eligible pharmacy prescriptions. Points can then be converted into a “Rite Aid Rewards” coupon that can be tendered as payment in a future purchase. Each point is worth $0.002. Customers must accumulate 1,000 points and create an online account in order to convert earned points to a “Rite Aid Rewards” coupon. Unused/unconverted points expire after 90 days. Unredeemed “Rite Aid Rewards” coupons expire 30 days after conversion from points earned.

Points earned pursuant to the Rite Aid Rewards program represent a performance obligation. The value of unredeemed Rite Aid Rewards points is deferred as a contract liability (included in other current liabilities). As members redeem points in the form of a Rite Aid Rewards coupon or when points or unredeemed Rite Aid Rewards coupons expire, the Retail Pharmacy segment recognizes the redeemed/expired portion of the deferred contract liability into revenue. For the fifty-two week period ended February 26, 2022, the Company recognized $3,754 of deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $0 as of February 26, 2022. The Retail Pharmacy segment had accrued contract liabilities of $3,754 as of February 27, 2021, which was included in other current liabilities.

Pharmacy Services Segment

The Pharmacy Services segment sells prescription drugs indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy. The Pharmacy Services segment recognizes revenue from prescription drugs sold by: (i) its mail service dispensing pharmacy and; (ii) under retail pharmacy network contracts where it is the principal at the contract prices negotiated with its clients, primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

health benefit plans, and individuals throughout the United States. Revenues include: (i) the portion of the price the client pays directly to the Pharmacy Services segment, net of any volume-related or other discounts paid back to the client (see “Drug Discounts” below); (ii) the price paid to the Pharmacy Services segment by client plan members for mail order prescriptions (“Mail Co-Payments”); (iii) client plan member copayments made directly to the retail pharmacy network and; (iv) administrative fees. Revenue is recognized when the Pharmacy Services segment meets its performance obligations relative to each transaction type. The following revenue recognition policies have been established for the Pharmacy Services segment:

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

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

Medicare Part D—The Pharmacy Services segment, through its EI subsidiary, participates in the federal government’s Medicare Part D program as a Prescription Drug Plan (“PDP”). Please refer to Note 10, Medicare Part D.

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by major source in each segment for the fiscal year ended February 26, 2022:

February 26,
2022
In thousands	(52 Weeks)
Retail Pharmacy segment:
Pharmacy sales	$12,152,491
Front-end sales	5,218,182
Other revenue	124,143
Total Retail Pharmacy segment	17,494,816
Pharmacy Services segment	7,323,125
Intersegment elimination	(249,686)
Total revenue	$24,568,255

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

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

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

Pharmacy Services Segment

The Pharmacy Services segment receives purchase discounts on products purchased. The Pharmacy Services segment’s contractual arrangements with vendors, including manufacturers and rebate aggregators, wholesalers and retail pharmacies, normally provide for the Pharmacy Services segment to receive purchase discounts from established list prices in one, or a combination, of the following forms: (i) a direct discount at the time of purchase, or (ii) a discount (or rebate) paid subsequent to dispensing when products are purchased indirectly from a manufacturer (e.g., through a wholesaler or retail pharmacy). These rebates are recognized when prescriptions are dispensed and are generally billed within 30 days of the end of each completed quarter. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material to the Pharmacy Services segment’s results of operations. The Pharmacy Services segment accounts for the effect of any such differences as a change in accounting estimate in the period the reconciliation is completed. The Pharmacy Services segment also receives additional discounts under its wholesaler contracts and fees from pharmaceutical manufacturers for administrative services. Purchase discounts and administrative service fees are recorded as a reduction of cost of revenues.

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

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

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

Advertising

Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2022, 2021 and 2020 were $146,085, $122,725 and $142,079, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

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

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

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

Significant Concentrations

Retail Pharmacy Segment

The Company’s pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third party payor that agrees to pay for all or a portion of a customer’s eligible prescription purchases. During fiscal 2022, the top five third party payors accounted for approximately 77.4% of the Company’s pharmacy sales. The largest third party payor, Caremark, represented 32.1%, 30.4% and 28.8% of pharmacy sales during fiscal 2022, 2021 and 2020, respectively. Third party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers.

During fiscal 2022, state sponsored Medicaid agencies and related managed care Medicaid payors accounted for approximately 18.2% of the Company’s pharmacy sales, the largest of which was approximately 2.1% of the Company’s pharmacy sales. During fiscal 2022, approximately 38.2% of the Company’s pharmacy sales were to customers covered by Medicare Part D. Any significant loss of third-party payor business could have a material adverse effect on the Company’s business and results of operations.

During fiscal 2022, the Company purchased brand and generic pharmaceuticals, which amounted to approximately 99% of the dollar volume of its prescription drugs from McKesson Corporation (“McKesson”) under its expanded agreement executed on February 17, 2014 and amended in fiscal 2019 for its pharmaceutical purchasing and distribution whereby McKesson assumed responsibility for purchasing essentially all of the brand and generic medications the Company dispenses as well as providing a new direct store delivery model to all of the Company’s stores. If the Company’s relationship with McKesson was disrupted, it could temporarily have difficulty filling

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

prescriptions for brand-named and generic drugs until it executed a replacement wholesaler agreement or developed and implemented self-distribution processes.

Pharmacy Services Segment

The Company’s Pharmacy Services segment revenue is currently generated from a limited number of customers. During fiscal 2022, its top five customers accounted for 60.7% of its Pharmacy Services segment revenue, which includes 2.3% related to a previously disclosed client loss. The largest payor, CMS, represented 41.1%, 36.6% and 27.4% of Pharmacy Services segment revenue during fiscal 2022, 2021 and 2020, respectively. Pharmacy Services segment customers are entities such as employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States.

The Pharmacy Services segment, through its EI subsidiary, participates in the federal government’s Medicare Part D program as a PDP. During fiscal 2022, fiscal 2021 and fiscal 2020, net revenues of $589,620 (2.4% of consolidated revenues), $630,104 (2.6% of consolidated revenues) and $436,435 (2.0% of consolidated revenues), respectively, include insurance premiums earned by the PDP, which are determined based on the PDP’s annual bid and related contractual arrangements with CMS.

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

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement benefits (Topic 715-20). This ASU amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This ASU is effective for fiscal years ending after December 15, 2020 and must be applied on a retrospective basis. The Company adopted ASU 2018-14 in fiscal 2021 and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), which is intended to provide entities with additional guidance to determine which software implementation costs to capitalize and which costs to expense. The ASU will allow entities to capitalize costs for implementation activities during the application development stage. ASU No. 2018-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2019 (fiscal 2021). Early adoption of ASU 2018-15 is permitted. The Company adopted ASU 2018-15 in fiscal 2021 and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which adds to U.S. GAAP an impairment model (known as the current expected credit loss ("CECL") model), that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity will recognize, as an allowance, its estimate of lifetime expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 impacts non-banks as most non-banks have financial instruments or other assets (e.g., trade, contract and lease receivables, financial guarantees, loans and loan commitments and held-to-maturity debt securities). The Company adopted ASU 2016-13 in fiscal 2021 and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

2. Acquisition

On December 18, 2020, pursuant to that certain stock purchase agreement, dated as of October 7, 2020, by and between the Company and Bartell Drug Company (“Bartell”), the Company acquired Bartell (the “Acquisition”), a Washington corporation, for approximately $89,724 in cash, subject to certain customary post-closing working capital adjustments. The Company financed the Acquisition with borrowings under its Senior Secured Revolving Credit Facility together with cash on hand.  Bartell operated 67 retail drug stores and one distribution center in the greater Seattle

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

Washington area.  Bartell operates as a 100 percent owned subsidiary of the Company within its Retail Pharmacy segment.

The Company’s consolidated financial statements for fiscal 2022 include Bartell’s results of operations, including revenues of $501,868. The Company’s consolidated financial statements for fiscal 2021 include Bartell’s results of operations from the Acquisition date of December 18, 2020 through February 27, 2021, including revenues of $101,083. The Company’s consolidated financial statements at February 26, 2022 reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

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

During fiscal 2021, the Company recorded a gain on Bartell acquisition of $47,705 primarily due to fair value adjustments related to prescription files and the tradename compared to book values. During fiscal 2022, in connection with determining its final purchase price allocation, the Company recorded a loss on Bartell acquisition of $5,346 primarily due to contract termination charges, inventory valuation adjustments and changes in deferred income taxes, resulting in a net bargain purchase gain of $42,359. The Company believes that the bargain purchase gain was primarily the result of the decision by the Bartell stockholders to sell their interests as Bartell had been experiencing increasing borrowings under its credit agreements to meet its operating needs and increasing net losses. The agreed upon purchase price reflected the fact the seller would have needed to incur further significant debt to cover the operating costs of Bartell, which would have required amendments to its credit arrangements. With the Company’s existing infrastructure, scale and expertise, the Company believe that it has access to the necessary synergies to allow necessary operational improvements to be implemented more efficiently than the seller was capable of.

During fiscal 2022 and fiscal 2021, acquisition costs of $12,797 and $10,549, respectively, were expensed as incurred. The following unaudited pro forma combined financial data gives effect to the Acquisition as if it had occurred as of March 1, 2019.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

	February 26,	February 27,
	2022	2021
	(52 Weeks)	(52 Weeks)
	Pro forma	Pro forma
Net revenues as reported	$24,568,255	$24,043,240
Supplemental Pro forma revenues	$24,568,255	$24,468,777

Net loss as reported	$(538,478)	$(90,909)
Supplemental Pro forma net loss	$(538,478)	$(116,729)

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

For the year ended February 26, 2022, the Company incurred total restructuring-related costs of $35,121, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$—	$2,502	$2,502
Non-executive retention costs associated with the March 2019 reorganization (b)	—	—	—
Professional and other fees relating to restructuring activities (c)	12,237	20,382	32,619
Total restructuring-related costs	$12,237	$22,884	$35,121

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

A summary of activity for the year ended February 26, 2022 in the restructuring-related liabilities associated with the programs noted above, which is included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related		Professional and
	costs (a)	Retention costs (b)	other fees (c)	Total

Balance at February 27, 2021	$12,657	$—	$2,833	$15,490
Additions charged to expense	506	—	5,426	5,932
Cash payments	(4,826)	—	(7,636)	(12,462)
Balance at May 29, 2021	$8,337	$—	$623	$8,960
Additions charged to expense	495	—	9,089	9,584
Cash payments	(2,665)	—	(8,056)	(10,721)
Balance at August 28, 2021	$6,167	$—	$1,656	$7,823
Additions charged to expense	97	—	9,560	9,657
Cash payments	(1,685)	—	(7,817)	(9,502)
Balance at November 27, 2021	$4,579	$—	$3,399	$7,978
Additions charged to expense	1,404	—	8,544	9,948
Cash payments	(1,726)	—	(7,480)	(9,206)
Balance at February 26, 2022	$4,257	$—	$4,463	$8,720
(a)	– Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with ongoing reorganization efforts.
(b)	– As part of its March 2019 reorganization, the Company incurred costs with the implementation of a retention plan for certain of its key associates.
(c)	– Professional and other fees include costs incurred in connection with the identification and implementation of initiatives associated with restructuring activities.
(d)	– Inventory reserve on product lines the Company is exiting and will no longer carry as part of its rebranding initiative.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

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

The Company had agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the TSA, the Company provided various services on behalf of WBA, including but not limited to the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA had been extended to October 17, 2020, unless earlier terminated. In connection with these services, the Company purchased the related inventory and incurred cash payments for the selling, general and administrative activities, which, the Company billed on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. Total billings for these items during the fifty-two week periods ended February 26, 2022 and February 27, 2021 were $0 and $35,167. The Company charged WBA TSA fees of $0, $1,467 and $37,922 during the fifty-two week periods ended February 26, 2022, February 27, 2021, and February 29, 2020 which are reflected as a reduction to selling, general and administrative expenses. On October 17, 2020, the Company and WBA mutually agreed to terminate the services under the TSA.

Based on its magnitude and because the Company exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the Disposal Group to assets and liabilities held for sale on its consolidated balance sheets as of the periods ended February 26, 2022 and February 27, 2021, and reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

As of February 26,2022 and February 27, 2021, there are no assets and liabilities classified as held for sale relating to the Asset Sale to WBA.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

The operating results of the discontinued operations that are reflected on the consolidated statements of operations within net income from discontinued operations are as follows:

	February 26,	February 27,	February 29,
	2022	2021	2020
	(52 weeks)	(52 weeks)	(52 weeks)
Revenues	$—	$174	$(21)
Costs and expenses:
Cost of revenues(a)	—	8	(5,639)
Selling, general and administrative expenses(a)	—	871	1,498
Interest expense(b)	—	—	1
Gain on sale of assets, net	—	(14,149)	(19,937)
	—	(13,270)	(24,077)
Income from discontinued operations before income taxes	—	13,444	24,056
Income tax expense	—	4,283	7,011
Net income from discontinued operations, net of tax	$—	$9,161	$17,045
(a)	Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.
(b)	In accordance with ASC 205-20, the operating results for the fifty-two week period ended February 26, 2022, the fifty-two week period ended February 27, 2021 and the fifty-two week period ended February 29, 2020, respectively, for the discontinued operations include interest expense relating to the outstanding indebtedness repaid with the estimated excess proceeds from the Sale.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

into common stock or resulted in the issuance of common stock that then shared in the income of the Company subject to anti- dilution limitations.

	February 26,	February 27,	February 29,
	2022	2021	2020
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Basic and diluted loss per share:
Numerator:
Net loss from continuing operations	$(538,478)	$(100,070)	$(469,219)
Net income from discontinued operations	—	9,161	17,045
Loss attributable to common stockholders— basic and diluted	$(538,478)	$(90,909)	$(452,174)
Denominator:
Basic weighted average shares	54,055	53,653	53,228
Outstanding options and restricted shares, net	—	—	—
Diluted weighted average shares	54,055	53,653	53,228
Basic and diluted loss per share:
Continuing operations	$(9.96)	$(1.87)	$(8.82)
Discontinued operations	—	0.18	0.32
Net basic and diluted loss per share	$(9.96)	$(1.69)	$(8.50)

Due to their antidilutive effect, 701, 780 and 1,295 potential common shares related to stock options have been excluded from the computation of diluted income (loss) per share as of February 26, 2022, February 27, 2021 and February 29, 2020, respectively. Also, excluded from the computation of diluted income (loss) per share as of February 26, 2022, February 27, 2021 and February 29, 2020 are restricted shares of 1,533, 1,293 and 1,253, respectively, which are included in shares outstanding.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

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

The Company recorded impairment charges of $150,788 in fiscal 2022, $46,287 in fiscal 2021 and $39,875 in fiscal 2020. The Company recorded impairment charges of $99,416 in the fourth quarter of fiscal 2022, $31,057 in the fourth quarter of fiscal 2021 and $38,342 in the fourth quarter of fiscal 2020. The Company’s methodology for recording impairment charges has been consistently applied in the periods presented.

At February 26, 2022, $813.6 million of the Company’s long-lived assets, including intangible assets, were associated with 2,450 active operating stores. Additionally, we have approximately $2.6 billion of operating lease right-of-use assets associated with the active stores.

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

The Company recorded impairment charges for active stores of $56,182 in fiscal 2022, $29,745 in fiscal 2021 and $34,825 in fiscal 2020.

The Company reviews key performance results for active stores on a quarterly basis and approves certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macro-economic, industry and other factors, in addition to, the active store’s individual operating results. The Company recorded impairment charges for closed facilities of $94,606 in fiscal 2022, $16,542 in fiscal 2021 and $5,050 in fiscal 2020.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2022, 2021 and 2020:

	February 26, 2022		February 27, 2021		February 29, 2020
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Active stores:
Stores previously impaired(1)	118	$12,339	174	$21,372	274	$11,449
New, relocated and remodeled stores(2)	1	538	2	1,519	8	11,228
Remaining stores not meeting the recoverability test(3)	88	43,305	19	6,854	38	12,148
Total impairment charges—active stores	207	56,182	195	29,745	320	34,825
Total impairment charges—closed facilities	147	94,606	33	16,542	30	5,050
Total impairment charges—all locations	354	$150,788	228	$46,287	350	$39,875
(1)	These charges are related to stores that were impaired for the first time in prior periods. In an effort to improve the operating results or to meet geographical competition, the Company will often make additional capital additions in stores that were impaired in prior periods. These additions will be impaired in future periods if they are deemed to be unrecoverable. In connection with our March 3, 2019 adoption of ASU 2016-02, Leases (Topic 842), under the alternative transition method, and the recording of our corresponding right-of-use asset (“ROU”), the Company includes the ROU in its recoverability assessment. The fiscal 2022 impairment charge includes $5,434 of impairment relating to the ROU and $6,905 of capital additions. The fiscal 2021 impairment charge includes $15,459 of impairment relating to the ROU and $5,913 of capital additions. The fiscal 2020 impairment charge includes $6,594 of impairment relating to our ROU and $4,855 of capital additions.
(2)	These charges are related to new stores (open at least three years) and relocated stores (relocated in the last two years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met their original return on investment projections and have a historical loss of at least two years. Their future cash flow projections do not recover their current carrying value. The fiscal 2022 impairment charge includes $0 of impairment relating to the ROU and $538 of capital additions. The fiscal 2021 impairment charge includes $347 of impairment relating to the ROU and $1,172 of capital additions. The fiscal 2020 impairment charge includes $5,625 of impairment relating to our ROU and $5,603 of capital additions.
(3)	These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least 2 years. Their future cash flow projections do not recover their current carrying value. The fiscal 2022 impairment charge includes $26,130 of impairment relating to the ROU and $17,175 of capital additions. The fiscal 2021 impairment charge includes $3,177 of impairment relating to the ROU and $3,677 of capital additions. The fiscal 2020 impairment charge includes $2,228 of impairment relating to our ROU and $9,920 of capital additions.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

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

The table below sets forth by level within the fair value hierarchy the long-lived assets, which include right-of-use assets, as of the impairment measurement date for which an impairment assessment was performed and total losses as of February 26, 2022 and February 27, 2021:

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	February 26, 2022
Long-lived assets held for use	$—	$240,176	$23,594	$263,770	$(150,064)
Long-lived assets held for sale	$—	$2,371	$—	$2,371	$(724)
Total	$—	$242,547	$23,594	$266,141	$(150,788)

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	February 27, 2021
Long-lived assets held for use	$—	$74,448	$1,071	$75,519	$(43,185)
Long-lived assets held for sale	$—	$5,229	$—	$5,229	$(3,102)
Total	$—	$79,677	$1,071	$80,748	$(46,287)

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

In fiscal 2022, 2021 and 2020, the Company recorded facility exit charges of $29,402, $12,116 and $2,968, respectively.

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

The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Year Ended
	February 26,	February 27,	February 29,
	2022	2021	2020
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Balance—beginning of period	$3,443	$2,253	$124,046
Existing Topic 420 liabilities eliminated by recording a reduction to the ROU asset	—	—	(112,288)
Provision for present value of executory costs for leases exited	16,995	1,643	—
Changes in assumptions and other adjustments	4,296	(73)	—
Interest accretion	72	27	—
Cash payments	(6,118)	(407)	(9,505)
Balance—end of period	$18,688	$3,443	$2,253

The Company’s revenues and income before income taxes for fiscal 2022, 2021 and 2020 included results from stores that have been closed or are approved for closure as of February 26, 2022. The revenue, operating expenses and income before income taxes of these stores for the periods are presented as follows:

	Year Ended
	February 26,	February 27,	February 29,
	2022	2021	2020
Revenues	$122,102	$178,299	$232,768
Operating expenses	136,969	200,530	249,325
Gain from sale of assets	(13,009)	(7,990)	(2,538)
Other expenses	15,148	8,568	6,343
Loss before income taxes	(17,006)	(22,809)	(20,362)
Included in these stores’ loss before income taxes are:
Depreciation and amortization	399	797	1,725
Inventory liquidation charges	(1,633)	(1,528)	(534)

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

7. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 6 for the recognition and disclosure of fair value measurements.

As of February 26, 2022 and February 27, 2021, the Company did not have any financial assets measured on a recurring basis. Please see Note 6 and Note 14 for fair value measurements of non-financial assets measured on a non-recurring basis.

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of February 26, 2022 and February 27, 2021, the Company has $7,406 and $7,041, respectively, of investments carried at amortized cost as these investments are being held to maturity. These investments are included as a component of other assets as of February 26, 2022 and February 27, 2021. The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $2,732,986 and $2,661,122, respectively, as of February 26, 2022. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,063,087 and $3,176,322, respectively, as of February 27, 2021.

8. Income Taxes

The provision for income tax expense (benefit) from continuing operations was as follows:

	Year Ended
	February 26,	February 27,	February 29,
	2022	2021	2020
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Current tax:
Federal	$(6)	$(6,758)	$(6,758)
State	7,454	4,145	13,725
	7,448	(2,613)	6,967
Deferred tax and other:
Federal	(1,301)	(12,649)	345,469
State	(9,927)	(4,895)	35,171

	(11,228)	(17,544)	380,640
Total income tax (benefit) expense	$(3,780)	$(20,157)	$387,607

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

A reconciliation of the expected statutory federal tax and the total income tax expense (benefit) from continuing operations was as follows:

	Year Ended
	February 26,	February 27,	February 29,
	2022	2021	2020
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Federal statutory rate	$(113,874)	$(25,247)	$(17,093)
Nondeductible expenses	398	588	1,025
State income taxes, net	(46,252)	9,791	46,620
Bargain purchase gain	1,123	(10,018)	—
Decrease of previously recorded liabilities	(3,798)	(2,273)	(4,477)
Nondeductible compensation	1,551	3,764	2,623
Officer life insurance	—	—	5,555
Qualified fringe disallowance	224	313	974
Nondeductible excise tax	—	1,296	—
Stock based compensation	198	2,806	4,999
Valuation allowance	157,031	(1,827)	347,599
Other	(381)	650	(218)
Total income tax (benefit) expense	$(3,780)	$(20,157)	$387,607

Net loss for fiscal 2022 from continuing operations included an income tax benefit of $3,780, of which $157,031 of income tax expense was recorded to maintain a full valuation allowance for federal deferred tax assets as well as the majority of the Company’s state deferred tax assets. These assets may not be realized based on the Company's most recent assessment that it is more likely than not that sufficient taxable income may not be generated to realize the tax benefits of the Company’s net deferred tax assets.

Net loss for fiscal 2021 from continuing operations included income tax benefit of $20,157, of which $1,827 was recorded to maintain a full valuation allowance for federal deferred tax assets as well as the majority of the Company’s state deferred tax assets. These assets may not be realized based on the Company's most recent assessment that it is more likely than not that sufficient taxable income may not be generated to realize the tax benefits of the Company’s net deferred tax assets. Additionally, the overall tax rate includes a permanent tax benefit related to the Company’s bargain purchase gain on the Bartell acquisition resulting in an impact of 8.3%.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following at February 26, 2022 and February 27, 2021:

	2022	2021
Deferred tax assets:
Accounts receivable	$22,958	$17,032
Accrued expenses	99,826	50,783
Pension, retirement and other benefits	67,686	73,870
Long-lived assets	299,507	258,871
Operating lease liabilities	883,713	934,978
Credits	22,917	24,133
Net operating losses	1,487,875	1,431,583
Other	225	562
Total gross deferred tax assets	2,884,707	2,791,812
Valuation allowance	(1,822,710)	(1,657,562)
Total deferred tax assets	1,061,997	1,134,250
Deferred tax liabilities:
Outside basis difference	5,682	5,632
Inventory	251,221	256,896
Operating lease right-of-use assets	785,023	856,758
Total gross deferred tax liabilities	1,041,926	1,119,286
Net deferred tax assets	$20,071	$14,964

A reconciliation of the beginning and ending amount of unrecognized tax benefits from continuing operations was as follows:

	2022	2021	2020
Unrecognized tax benefits	$184,414	$198,325	$219,839
Increases to prior year tax positions	24	42	440
Decreases to tax positions in prior periods	(294)	(807)	(6,448)
Increases to current year tax positions	—	—	—
Settlements	—	—	—
Divestitures	—	—	—
Lapse of statute of limitations	(80,515)	(13,146)	(15,506)
Unrecognized tax benefits balance	$103,629	$184,414	$198,325

The amount of the above unrecognized tax benefits at February 26, 2022, February 27, 2021 and February 29, 2020 which would impact the Company’s effective tax rate, if recognized, was $18,737, $20,923 and $23,439, respectively. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is remaining against the Company’s net deferred tax assets.

The Company believes that it is reasonably possible that a decrease of up to $25,130 in unrecognized tax benefits related to state exposures may be necessary in the next twelve months however, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

The Company recognizes interest and penalties related to tax contingencies as income tax expense. The Company recognized an expense/(benefit) for interest and penalties in connection with tax matters of $(183), $(123) and $(220) for fiscal years 2022, 2021 and 2020, respectively. As of February 26, 2022 and February 27, 2021 the total amount of accrued income tax-related interest and penalties was $6,496 and $6,209, respectively.

The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The consolidated federal income tax returns are closed for examination through fiscal year 2018. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. Tax examinations by various state taxing authorities could generally be conducted for a period of three to five years after filing of the respective return.

Net Operating Losses and Tax Credits

At February 26, 2022, the Company had federal net operating loss carryforwards of approximately $1,835,283. Of these, $900,383 will expire, if not utilized, between fiscal 2029 and 2031. An additional $178,246 will expire, if not utilized, between fiscal 2032 and 2038.

At February 26, 2022, the Company had state net operating loss carryforwards of approximately $11,953,116, the majority of which will expire ratably through fiscal 2032; the net tax effect of these carryforwards is $1,106,681 and are reflected in the table above.

At February 26, 2022, the Company had federal business tax credit carryforwards of $12,602, the majority of which will expire between 2023 and 2029.

Valuation Allowances

The valuation allowances as of February 26, 2022 and February 27, 2021 apply to the net deferred tax assets of the Company. The Company maintained a valuation allowance of $1,822,710 and $1,657,562 at February 26, 2022 and February 27, 2021, respectively. A valuation allowance has been recorded for fiscal 2022 and fiscal 2021 to reduce certain federal and state net deferred tax assets that may not be realized based on all available evidence that currently does not support the realization of these assets.

9. Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. The allowance for uncollectible accounts at February 26, 2022 and February 27, 2021 was $28,069 and $14,722, respectively. The Company’s accounts receivable are due primarily from third-party payors (e.g., PBM companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

10. Medicare Part D

The Company offers Medicare Part D benefits through EI, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EI is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EI must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EI is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $17,786 as of December 31, 2021. EI was in excess of the minimum required amounts in these states as of February 26, 2022.

The Company has recorded estimates of various assets and liabilities arising from its participation in the Medicare Part D program based on information in its claims management and enrollment systems. Significant estimates arising from its participation in this program include: (i) estimates of low-income cost subsidies, reinsurance amounts, and coverage gap discount amounts ultimately payable to CMS based on a detailed claims reconciliation that will occur in the following year; (ii) an estimate of amounts receivable from CMS under a risk-sharing feature of the Medicare Part D program design, referred to as the risk corridor and; (iii) estimates for claims that have been reported and are in the process of being paid or contested and for our estimate of claims that have been incurred but have not yet been reported.

On February 19, 2020, the Company entered into a receivable purchase agreement (the “2019 Receivable Purchase Agreement”) with Bank of America, N.A. (the “Purchaser”).

Pursuant to the terms and conditions set forth in the 2019 Receivable Purchase Agreement, the Company sold $501,422 of its calendar 2019 CMS receivable for $484,547, of which $449,949 was received on February 19, 2020 and the remainder was received in fiscal 2021 upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $16,875, which was included as a component of loss (gain) on sale of assets, net in the fourth quarter of fiscal 2020.

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

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

Pursuant to the terms and conditions set forth in the November 2020 Receivable Purchase Agreement, the Company sold $464,019, a portion of its calendar 2020 CMS receivable, for $444,812, of which $412,795 was received on November 12, 2020 and the remainder was received in fiscal 2022 upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $19,207, which is included as a component of loss (gain) on sale of assets, net.

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

Pursuant to the terms and conditions set forth in the February 2021 Receivable Purchase Agreement, the Company sold $300,015, the remaining portion of its calendar 2020 CMS receivable, for $290,613, of which $269,912 was received on February 18, 2021 and the remainder was received in fiscal 2022 upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $9,403, which is included as a component of (gain) loss on sale of assets, net.

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

On August 12, 2021, the Company entered into a receivable purchase agreement (the “August 2021 Receivable Purchase Agreement”) with Purchaser.

Pursuant to the terms and conditions set forth in the August 2021 Receivable Purchase Agreement, the Company sold $271,829, a portion of its calendar 2021 CMS receivable, for $258,116, of which $239,360 was received on August 12, 2021. The remaining $18,756, which is included in accounts receivable, net as of February 26, 2022, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $13,713, which is included as a component of loss (gain) on sale of assets, net during the thirteen week period ended August 28, 2021.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

Based on its evaluation of the August 2021 Indemnity Agreement, the Company has determined that it is highly unlikely that the events covered under the August 2021 Indemnity Agreement would occur, and consequently, the Company has not recorded any indemnification liability associated with the August 2021 Indemnity Agreement.

On January 24, 2022, the Company entered into a receivable purchase agreement (the “January 2022 Receivable Purchase Agreement”) with Purchaser.

Pursuant to the terms and conditions set forth in the January 2022 Receivable Purchase Agreement, the Company sold $400,680, a portion of its calendar 2021 CMS receivable, for $387,035, of which $359,388 was received on January 24, 2022. The remaining $27,647, which is included in accounts receivable, net as of February 26, 2022, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $13,645, which is included as a component of loss (gain) on sale of assets, net during the thirteen week period ended February 26, 2022.

On January 24, 2022, concurrent with the January 2022 Receivable Purchase Agreement, the Company entered into an indemnity agreement (the “January 2022 Indemnity Agreement”), whereby the Company has agreed to indemnify, reimburse and hold Purchaser harmless from certain liabilities and expenses actually suffered or incurred by the Purchaser resulting from the occurrence of certain events as specified in the January 2022 Indemnity Agreement. Based on its evaluation of the January 2022 Indemnity Agreement, the Company has determined that it is highly unlikely that the events covered under the January 2022 Indemnity Agreement would occur, and consequently, the Company has not recorded any indemnification liability associated with the January 2022 Indemnity Agreement.

During the thirteen week period ended November 27, 2021, the Company incurred additional fees of $2,049, which are included as a component of gain on sale of asset, net, related to the sale of the 2020 CMS Receivable to Bank of America. The additional fees were incurred due to a CMS delay in settling the 2020 CMS receivable. On January 3, 2022, the final remittance of the calendar 2020 CMS receivable was received and, pursuant to their terms and conditions, used to settle the November 2020 and February 2021 Receivable Purchase Agreements with Bank of America.

As of February 26, 2022 and February 27, 2021 accounts receivable, net included $34,898 and $52,718 due from the Purchaser, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance for the respective calendar years from CMS.

As of February 26, 2022, accounts receivable, net included $63,203 of amounts due from CMS. As of February 27, 2021, accounts receivable, net included $69,800 of amounts due from CMS.

11. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables of $535,620 and $632,267 included in Accounts receivable, net of an allowance for uncollectible rebates of $18,796 and $10,132, as of February 26, 2022 and February 27, 2021, respectively.

During the thirteen week period ended February 26, 2022, the Company reassessed its historical policy for estimating its allowance for manufacturer rebate receivables and concluded that, due to changes in its business practices and other market conditions, certain amounts within the outstanding receivable had an increased risk of uncollectability. As a result, the Company increased its allowance for manufacturer rebate receivables by $15,068, which was recorded as

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

an increase to costs of revenue in the current period. The Company determined that this change in estimate is a non-recurring item that should be added back to Adjusted EBITDA (see “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non GAAP Measures” for details).

12. Inventory

At February 26, 2022 and February 27, 2021, inventories were $487,173 and $485,859, respectively, lower than the amounts that would have been reported using the first-in, first-out (“FIFO”) cost flow assumption. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The Company recorded a LIFO charge for fiscal year 2022 of $1,314, compared to a LIFO credit of $51,692 for fiscal year 2021 and a LIFO credit of $64,804 for fiscal year 2020. During fiscal 2022, 2021 and 2020, a reduction in non-pharmacy inventories resulted in the liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $13,090, $26,861 and $14,449 cost of revenues decrease, with a corresponding reduction to the adjustment to LIFO for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

13. Property, Plant and Equipment

Following is a summary of property, plant and equipment, including capital lease assets, at February 26, 2022 and February 27, 2021:

	2022	2021
Land	$83,485	$108,734
Buildings	314,143	354,990
Leasehold improvements	1,566,082	1,577,594
Equipment	1,794,937	1,792,768
Software	92,139	77,646
Construction in progress	97,715	50,805
	3,948,501	3,962,537
Accumulated depreciation	(2,959,334)	(2,882,038)
Property, plant and equipment, net	$989,167	$1,080,499

Depreciation expense, which included the depreciation of assets recorded under capital leases, was $217,639, $238,104 and $224,336 in fiscal 2022, 2021 and 2020, respectively.

Included in property, plant and equipment was the carrying amount, which approximates fair value, of assets to be disposed of totaling $1,463 and $2,438 at February 26, 2022 and February 27, 2021, respectively.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

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

In the fiscal fourth quarter of fiscal 2022, the Company completed a quantitative goodwill impairment assessment, at which time it was determined after evaluating results, events and circumstances that a quantitative assessment was necessary for the Pharmacy Services segment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services segment exceeded its fair value principally due to a decrease in Adjusted EBITDA that was driven by commercial and Medicare Part D business compression due to industry consolidation, an increase in the medical loss ratio at Elixir Insurance, and a decision to exit our rebate aggregation business. This resulted in goodwill impairment charges of $229,000 for the fiscal year ended February 26, 2022.

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

As of February 26, 2022 and February 27, 2021, the accumulated impairment losses for the Pharmacy Services segment was $803,712 and $574,712, respectively.

Below is a summary of the changes in the carrying amount of goodwill by segment for the fiscal years ended February 26, 2022 and February 27, 2021:

	Retail	Pharmacy
	Pharmacy	Services	Total
Balance, February 29, 2020	$43,492	$1,064,644	$1,108,136
Goodwill impairment	—	—	—
Balance, February 27, 2021	43,492	1,064,644	1,108,136
Goodwill impairment	—	(229,000)	(229,000)
Balance, February 26, 2022	$43,492	$835,644	$879,136

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of February 26, 2022 and February 27, 2021.

	February 26, 2022					February 27, 2021
				Remaining					Remaining
				Weighted					Weighted
	Gross			Average		Gross			Average
	Carrying	Accumulated		Amortization		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period		Amount	Amortization	Net	Period
Non-compete agreements and other(a)	$197,651	$(178,958)	$18,693	3	years	$193,916	$(172,618)	$21,298	3	years
Prescription files	1,030,169	(918,773)	111,396	6	years	1,023,200	(900,321)	122,879	6	years
Customer relationships(a)	388,000	(286,090)	101,910	10	years	388,000	(261,584)	126,416	11	years
CMS license	57,500	(15,372)	42,128	5	years	57,500	(13,072)	44,428	20	years
Claims adjudication and other developed software	58,985	(56,316)	2,669	1	years	58,985	(47,887)	11,098	2	years
Backlog	11,500	(11,500)	—	0	years	11,500	(11,500)	—	0	years
Total finite	$1,743,805	$(1,467,009)	276,796			$1,733,101	$(1,406,982)	$326,119
Trademarks	14,400	—	14,400	Indefinite		14,400	—	14,400	Indefinite
Total	$1,758,205	$(1,467,009)	$291,196			$1,747,501	$(1,406,982)	$340,519
(a)	Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

The Company is continuing to reposition its approach to the Elixir Insurance Part D business including an expectation of a purposeful shrinkage of the business. As a result, the Company adjusted the remaining amortization period of the CMS License to 5 years. Prior to the adjustment made at the end of fiscal 2022, the remaining life was 19 years.

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

Amortization expense for these intangible assets and liabilities was $78,047, $89,020 and $103,941 for fiscal 2022, 2021 and 2020, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2023—$69,034; 2024—$55,243; 2025—$43,950; 2026—$33,360 and 2027—$26,459.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

15. Accrued Salaries, Wages and Other Current Liabilities

Accrued salaries, wages and other current liabilities consisted of the following at February 26, 2022 and February 27, 2021:

	2022	2021
Accrued wages, benefits and other personnel costs	$291,004	$233,137
Accrued interest	18,286	18,675
Accrued sales and other taxes payable	75,068	73,848
Accrued store expense	74,610	64,732
Accrued litigation, legal and professional fees	43,200	34,815
Accrued self insurance	28,402	31,988
Other	250,062	185,169
	$780,632	$642,364

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

16. Indebtedness and Credit Agreement

Following is a summary of indebtedness and lease financing obligations at February 26, 2022 and February 27, 2021:

	February 26,	February 27,
	2022	2021
Secured Debt:
Senior secured revolving credit facility due December 2023 ($0 and $850,000 face value less unamortized debt issuance costs of $0 and $14,103)	$—	$835,897
FILO Term Loan due December 2023 ($0 and $450,000 face value less unamortized debt issuance costs of $0 and $2,230)	—	447,770
Senior secured revolving credit facility due August 2026 ($709,000 and $0 face value less unamortized debt issuance costs of $18,010 and $0)	690,990	—
FILO Term Loan due August 2026 ($350,000 and $0 face value less unamortized debt issuance costs of $2,344 and $0)	347,656	—
	1,038,646	1,283,667
Second Lien Secured Debt:
7.5% senior secured notes due July 2025 ($600,000 face value less unamortized debt issuance costs of $6,824 and $8,876)	593,176	591,124
8.0% senior secured notes due November 2026 ($849,918 face value less unamortized debt issuance costs of $14,397 and $17,477)	835,521	832,441
	1,428,697	1,423,565
Guaranteed Unsecured Debt:
6.125% senior notes due April 2023 ($0 and $90,808 face value less unamortized debt issuance costs of $0 and $448)	—	90,360
	—	90,360
Unguaranteed Unsecured Debt:
7.70% notes due February 2027 ($237,386 face value less unamortized debt issuance costs of $642 and $776)	236,744	236,610
6.875% fixed-rate senior notes due December 2028 ($29,001 face value less unamortized debt issuance costs of $102 and $116)	28,899	28,885
	265,643	265,495
Lease financing obligations	20,374	23,120
Total debt	2,753,360	3,086,207
Current maturities of long-term debt and lease financing obligations	(5,544)	(6,409)
Long-term debt and lease financing obligations, less current maturities	$2,747,816	$3,079,798

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

Credit Facility

On December 20, 2018, the Company entered into a senior secured credit agreement (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Credit Agreement”; and the Credit Agreement, as further amended by the Second Amendment (as defined below), the “Amended Credit Agreement”), which Credit Agreement provided for facilities consisting of a $2,700,000 senior secured asset-based revolving credit facility (“Initial Senior Secured Revolving Credit Facility”) and a $450,000 “first-in, last out” senior secured term loan facility (“Initial Senior Secured Term Loan,” and together with the Initial Senior Secured Revolving Credit Facility, collectively, the “Initial Facilities”). In December 2018, the Company used proceeds from the Initial Facilities to refinance its prior $2,700,000 existing credit agreement.

On August 20, 2021, the Company entered in to the Second Amendment to Credit Agreement (the “Second Amendment”), which, among other things, amended the Credit Agreement to provide for a $2,800,000 senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility” or “revolver”) and a $350,000 “first-in, last out” senior secured term loan facility (“Senior Secured Term Loan,” and together with the Senior Secured Revolving Credit Facility, collectively, the “Amended Facilities”) and incorporate customary “hardwired” LIBOR transition provisions. The Amended Facilities extend the Company’s debt maturity profile and provide additional liquidity. Borrowings under the Senior Secured Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, a base rate (determined in a customary manner) plus a margin of between 0.25% to 0.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of between 1.25% and 1.75%, in each case based upon the Average ABL Availability (as defined in the Amended Credit Agreement). Borrowings under the Senior Secured Term Loan bear interest at a rate per annum equal to, at the Company’s option, (x) a base rate (determined in a customary manner) plus a margin of 1.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of 2.75%. The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Senior Secured Revolving Credit Facility, depending on Average ABL Availability (as defined in the Amended Credit Agreement). The Amended Facilities are scheduled to mature on August 20, 2026 (subject to a springing maturity if certain of the Company’s existing secured notes are not refinanced or repaid prior to the date that is 91 days prior to the stated maturity thereof).

The Company’s borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At February 26, 2022, the Company had $1,059,000 of borrowings outstanding under the Amended Facilities and had letters of credit outstanding under the Senior Secured Revolving Credit Facility in a face amount of $127,996 which resulted in remaining borrowing capacity under the Senior Secured Revolving Credit Facility of $1,945,583. If at any time the total credit exposure outstanding under the Senior Secured Revolving Credit Facility exceeds the borrowing base, the Company will be required to repay amounts outstanding to eliminate such shortfall.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

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

The Amended Credit Agreement has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200,000 or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250,000, and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of February 26, 2022, the Company’s fixed charge coverage ratio was greater than 1.00 to 1.00 and the Company was in compliance with the Amended Credit Agreement’s financial covenant. The Amended Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

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

Interest Rates and Maturities

The annual weighted average interest rate on the Company’s indebtedness was 5.6%, 5.4% and 5.7% for fiscal 2022, 2021 and 2020, respectively.

The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2023—$0; 2024—$0; 2025—$0; 2026—$600,000 and $2,175,305 in 2027 and thereafter.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

The following table is a summary of the Company’s components of net lease cost for the fiscal years ended February 26, 2022 and February 27, 2021:

	Year Ended
	February 26, 2022	February 27, 2021	February 29, 2020
Operating lease cost	$669,421	$651,261	$653,803
Financing lease cost:
Amortization of right-of-use asset	3,638	4,359	5,722
Interest on long-term finance lease liabilities	2,167	2,505	3,276
Total finance lease costs	$5,805	$6,864	$8,998
Short-term lease costs	3,180	3,214	1,160
Variable lease costs	175,697	172,088	168,849
Less: sublease income	(13,510)	(14,886)	(20,930)
Net lease cost	$840,593	$818,541	$811,880

Supplemental cash flow information related to leases for the fiscal years ended February 26, 2022 and February 27, 2021:

	Year Ended
	February 26, 2022	February 27, 2021	February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$703,326	$683,226	$641,709
Operating cash flows paid for interest portion of finance leases	2,167	2,505	3,276
Financing cash flows paid for principal portion of finance leases	4,117	4,744	6,313
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	350,132	513,215	365,192
Finance leases	—	—	—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

Supplemental balance sheet information related to leases as of February 26, 2022 and February 27, 2021 (in thousands, except lease term and discount rate):

	February 26,	February 27,
	2022	2021
Operating leases:
Operating lease right-of-use asset	$2,813,535	$3,064,077

Short-term operating lease liabilities	$575,651	$516,752
Long-term operating lease liabilities	2,597,090	2,829,293
Total operating lease liabilities	$3,172,741	$3,346,045

Finance leases:
Property, plant and equipment, net	$13,950	$16,074

Current maturities of long-term debt and lease financing obligations	$5,544	$6,409
Lease financing obligations, less current maturities	14,830	16,711
Total finance lease liabilities	$20,374	$23,120
Weighted average remaining lease term
Operating leases	7.7	7.9
Finance leases	8.7	8.9

Weighted average discount rate
Operating leases	6.0%	6.0%
Finance leases	10.0%	9.8%

As a result of the Sale to WBA and the related Amended and Restated Asset Purchase Agreement, the Company has lease guarantee obligations related to 913 former stores. The Company is only obligated to pay for the lease guarantees in the event that WBA fails to perform under the lease agreements, as WBA is the primary obligor.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

The following table summarizes the maturity of lease liabilities under finance and operating leases as of February 26, 2022:

	February 26, 2022
	Finance	Operating
Fiscal year	Leases	Leases (1)	Total
2023	$2,026	$692,796	$694,822
2024	6,920	640,590	647,510
2025	3,438	546,721	550,159
2026	3,223	455,969	459,192
2027	2,670	372,511	375,181
Thereafter	13,989	1,269,083	1,283,072
Total lease payments	32,266	3,977,670	4,009,936
Less: imputed interest	(11,892)	(804,929)	(816,821)
Total lease liabilities	$20,374	$3,172,741	$3,193,115
(1)	– Future operating lease payments have not been reduced by minimum sublease rentals of $34.0 million due in the future under noncancelable leases.

Sale-Leaseback Transactions:

During the year ended February 26, 2022, the Company sold twenty owned and operating properties to independent third parties. Net proceeds from the sale were $57,498. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over a minimum lease term of 15 years. The Company accounted for these leases as operating lease right-of-use assets and corresponding operating lease liabilities in accordance with the Lease Standard. The transactions resulted in a gain of $8,600 which is included in the loss (gain) on sale of assets, net for the fifty-two weeks ended February 26, 2022.

During the year ended February 27, 2021, the Company sold eleven owned and operating properties, including the Company’s Perryman, MD, Woodland, CA, and Lancaster, CA distribution centers, the Company’s Ice Cream Plant and seven retail stores to independent third parties. Net proceeds from the sales were $177,892. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over minimum lease terms between 15 and 20 years. The Company accounted for these leases as operating lease right-of-use assets and corresponding operating lease liabilities in accordance with the Lease Standard. The transactions resulted in a gain of $93,841 which is included in the loss (gain) on sale of assets, net for the fifty-two weeks ended February 27, 2021.

During the year ended February 29, 2020, the Company sold one owned operating store to an independent third party. Net proceeds from the sale were $4,879. Concurrent with this sale, the Company entered into an agreement to lease the store back from the purchaser over a minimum lease term of 10 years. The Company accounted for this lease as an operating lease right-of-use asset and a corresponding operating lease liability in accordance with the Lease Standard. The transaction resulted in a gain of $4,149 which is included in the loss (gain) on sale of assets, net for the fifty-two weeks ended February 29, 2020.

The Company has additional capacity under its outstanding debt agreements to enter into additional sale-leaseback transactions.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

18. Stock Option and Stock Award Plans

The Company recognizes share-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation.” Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for fiscal 2022, 2021 and 2020 include $13,050, $13,003 and $16,087 of compensation costs related to the Company’s stock-based compensation arrangements.

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

In July 2020, the stockholders of Rite Aid Corporation approved the adoption of the Rite Aid Corporation 2020 Omnibus Equity Plan. Under the plan, 3,350 shares of Rite Aid common stock plus any shares of common stock remaining available for grant under the Rite Aid Corporation 2010 Omnibus Equity Plan, the Rite Aid Corporation 2012 Omnibus Equity Plan and the Rite Aid Corporation 2014 Omnibus Equity Plan (collectively, the “Prior Plans”) are available for granting of restricted stock, stock options, phantom stock, stock bonus awards and other equity based awards at the discretion of the Board of Directors. The adoption of the 2020 Omnibus Equity Plan became effective on July 8, 2020. Upon the adoption date, shares of common stock may no longer be issued pursuant to the Prior Plans.

In July 2021, the stockholders of Rite Aid Corporation approved the adoption of an amended and restated Rite Aid Corporation 2020 Omnibus Equity Plan. Under the plan, 4,562 shares of Rite Aid common stock plus any shares of common stock remaining available for grant under the Prior Plans are available for granting of restricted stock, stock options, phantom stock, stock bonus awards and other equity based awards at the discretion of the Board of Directors. The adoption of the Amended and Restated 2020 Omnibus Equity Plan became effective on July 7, 2021.

All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of remaining shares authorized for issuance for all plans is 1,063 as of February 26, 2022.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

Stock Options

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used for options granted in fiscal 2022, 2021 and 2020:

	2022	2021	2020
Expected stock price volatility(1)	N/A	N/A	56%
Expected dividend yield(2)	N/A	N/A	0.0%
Risk-free interest rate(3)	N/A	N/A	1.5%
Expected option life(4)	N/A	N/A	5.5 years
(1)	The expected volatility is based on the historical volatility of the stock price over the most recent period equal to expected life of the option.
(2)	The dividend rate that will be paid out on the underlying shares during the expected term of the options. The Company does not currently pay dividends on its common stock, as such, the dividend rate is assumed to be 0%.
(3)	The risk free interest rate is equal to the rate available on United States Treasury zero-coupon issues as of the grant date of the option with a remaining term equal to the expected term.
(4)	The period of time for which the option is expected to be outstanding. The Company analyzed historical exercise behavior to estimate the life.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

The weighted average fair value of options granted during fiscal 2022, 2021 and 2020 was $0.00, $0.00 and $3.66, respectively. Following is a summary of stock option transactions for the fiscal years ended February 26, 2022, February 27, 2021 and February 29, 2020:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding at March 2, 2019	1,036	$50.15
Granted	612	7.21
Exercised	—	N/A
Cancelled	(353)	48.56
Outstanding at February 29, 2020	1,295	$30.29
Granted	—	N/A
Exercised	(2)	25.08
Cancelled	(513)	48.16
Outstanding at February 27, 2021	780	$18.56
Granted	—	N/A
Exercised	—	N/A
Cancelled	(79)	45.78
Outstanding at February 26, 2022	701	$15.50	6.69	$1,277
Vested or expected to vest at February 26, 2022	701	$15.50	6.69	$1,277
Exercisable at February 26, 2022	413	$21.30	6.14	$660

As of February 26, 2022, there was $720 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of 1.31 years.

Cash received from stock option exercises for fiscal 2022, 2021 and 2020 was $0, $53 and $0, respectively. The income tax benefit from stock options for fiscal 2022, 2021 and 2020 was $0, $1 and $0, respectively. The total intrinsic value of stock options exercised for fiscal 2022, 2021 and 2020 was $0, $10 and $0, respectively.

Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees.

Restricted Stock

The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans typically vest in equal annual installments over a three-year period. Unvested shares are

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

forfeited upon termination of employment. Following is a summary of restricted stock transactions for the fiscal years ended February 26, 2022, February 27, 2021 and February 29, 2020:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance at March 2, 2019	1,008	$28.60
Granted	1,402	8.40
Vested	(695)	28.59
Cancelled	(462)	16.76
Balance at February 29, 2020	1,253	$10.32
Granted	780	17.79
Vested	(574)	13.37
Cancelled	(166)	12.23
Balance at February 27, 2021	1,293	$13.23
Granted	973	15.00
Vested	(546)	12.25
Cancelled	(187)	15.51
Balance at February 26, 2022	1,533	$14.42

At February 26, 2022, there was $16,216 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures. These costs are expected to be recognized over a weighted average period of 2.0 years.

The total fair value of restricted stock vested during fiscal years 2022, 2021 and 2020 was $6,677, $7,670 and $19,846, respectively.

Performance Based Incentive Plan

Beginning in fiscal 2015, the Company provided certain of its associates with performance based incentive plans under which the associates will receive a certain number of shares of the Company’s common stock or cash based on the Company meeting certain financial and performance goals. If such goals are not met, no stock-based compensation expense is recognized and any recognized stock-based compensation expense is reversed. The Company incurred $2,143, $3,278 and $(461) related to these performance based incentive plans for fiscal 2022, 2021 and 2020, respectively, which is recorded as a component of stock-based compensation expense.

19. Retirement Plans

Defined Contribution Plans

The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. In accordance with those plan provisions, the Company matches 100% of a participant’s pretax payroll contributions, up to a maximum of 3% of such participant’s pretax annual compensation. Thereafter, the Company will match 50% of the participant’s additional pretax payroll contributions, up to a maximum of 2% of such participant’s

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

additional pretax annual compensation. Total expense recognized for the above plans was $41,528 in fiscal 2022, $36,270 in fiscal 2021 and $42,746 in fiscal 2020.

The Company sponsored a Supplemental Executive Retirement Plan (“SERP”) for its officers, based on an account-based plan design, that was subject to a five year graduated vesting schedule. On February 25, 2019, the SERP was terminated and additional allocations were discontinued and all prior benefits under the program became fully vested. During fiscal 2020, participant benefits under this program were paid in full. The expense recognized for the SERP was $0 in fiscal 2022, $0 in fiscal 2021 and $3,871 in fiscal 2020.

Defined Benefit Plans

The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company’s funding policy for The Rite Aid Pension Plan (the “Defined Benefit Pension Plan”) is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made contributions of $1,700 in fiscal 2022, $6,305 in fiscal 2021 and $0 in fiscal 2020.

Net periodic pension expense and other changes recognized in other comprehensive income for the defined benefit pension plans included the following components:

	Defined Benefit Pension Plan
	2022	2021	2020
Service cost	$425	$486	$462
Interest cost	4,861	4,753	6,186
Expected return on plan assets	(5,194)	(4,614)	(4,793)
Amortization of unrecognized net loss	344	3,749	1,695
Net periodic pension expense	$436	$4,374	$3,550
Other changes recognized in other comprehensive loss:
Unrecognized net (gain) loss arising during period	$(8,246)	$(20,633)	$19,046
Prior service cost arising during period	—	—	—
Amortization of unrecognized prior service costs	—	—	—
Amortization of unrecognized net (loss) gain	(344)	(3,749)	(1,695)
Net amount recognized in other comprehensive loss	(8,590)	(24,382)	17,351
Net amount recognized in pension expense and other comprehensive loss	$(8,154)	$(20,008)	$20,901

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

The table below sets forth reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company’s defined benefit plans, as well as the funded status and amounts recognized in the Company’s balance sheet as of February 26, 2022 and February 27, 2021:

	Defined Benefit
	Pension Plan
	2022	2021
Change in benefit obligations:
Benefit obligation at end of prior year	$168,872	$178,904
Service cost	425	486
Interest cost	4,861	4,753
Distributions	(8,582)	(8,748)
Actuarial loss (gain)	(5,443)	(6,523)
Benefit obligation at end of year	$160,133	$168,872
Change in plan assets:
Fair value of plan assets at beginning of year	$148,412	$132,130
Employer contributions	1,700	6,305
Actual return on plan assets	7,997	18,725
Distributions (including expenses paid by the plan)	(8,582)	(8,748)
Fair value of plan assets at end of year	$149,527	$148,412
Funded status	$(10,606)	$(20,460)
Net amount recognized	$(10,606)	$(20,460)
Amounts recognized in consolidated balance sheets consisted of:
Accrued pension liability	(10,606)	(20,460)
Net amount recognized	$(10,606)	$(20,460)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$(11,787)	$(20,377)
Amount recognized	$(11,787)	$(20,377)

The decrease in the benefit obligation during the year ended February 26, 2022, was driven by the increase in discount rate from 3.00% as of February 27, 2021 to 3.25% as of February 26, 2022. The pension plan also benefitted from favorable return on assets and favorable experience from updated census data.

The decrease in the benefit obligation during the year ended February 27, 2021, was driven by the increase in discount rate from 2.75% as of February 29, 2020 to 3.00% as of February 27, 2021. The pension plan also benefitted from updating the mortality improvement scale from MP-2019 to MP-2020.

The estimated net actuarial loss and prior service cost amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal 2023 are $0 and $0, respectively.

The accumulated benefit obligation for the defined benefit pension plan was $160,133 and $168,872 as of February 26, 2022 and February 27, 2021, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets as of February 26, 2022 and February 27, 2021 were as follows:

	Defined Benefit
	Pension Plan
	2022	2021
Accumulated Benefit Obligations	$160,133	$168,872
Fair Value of Plan Assets	$149,527	$148,412

The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets as of February 26, 2022 and February 27, 2021 were as follows:

	Defined Benefit
	Pension Plan
	2022	2021
Projected Benefit Obligations	$160,133	$168,872
Fair Value of Plan Assets	$149,527	$148,412

The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of February 26, 2022, February 27, 2021 and February 29, 2020 were as follows:

	Defined Benefit
	Pension Plan
	2022	2021	2020
Discount rate	3.25%	3.00%	2.75%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.00%	5.50%	6.00%

Weighted average assumptions used to determine net cost for the fiscal years ended February 26, 2022, February 27, 2021 and February 29, 2020 were:

	Defined Benefit
	Pension Plan
	2022	2021	2020
Discount rate	3.00%	2.75%	4.25%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.50%	6.00%	6.25%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 5.50% long-term rate of return on plan assets assumption for fiscal 2022, 6.00% for 2021 and 6.25% for 2020.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

The Company’s pension plan asset allocations at February 26, 2022 and February 27, 2021 by asset category were as follows:

	February 26,	February 27,
	2022	2021
Equity securities	48%	56%
Fixed income securities	52%	44%
Total	100%	100%

The investment objectives of the Defined Benefit Pension Plan, the only defined benefit plan with assets, are to:

●	Achieve a rate of return on investments that exceeds inflation over a full market cycle and is consistent with actuarial assumptions;
●	Balance the correlation between assets and liabilities by diversifying the portfolio among various asset classes to address return risk and interest rate risk;
●	Balance the allocation of assets between the investment managers to minimize concentration risk;
●	Maintain liquidity in the portfolio sufficient to meet plan obligations as they come due; and
●	Control administrative and management costs.

The asset allocation established for the pension investment program reflects the risk tolerance of the Company, as determined by:

●	the current and anticipated financial strength of the Company;
●	the funded status of the plan; and
●	plan liabilities.

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

The following targets are to be applied to the allocation of plan assets.

Target
Category	Allocation
Equity securities	45%
Fixed income securities	55%
Total	100%

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

The Company expects to contribute $0 to the Defined Benefit Pension Plan during fiscal 2023.

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

The proceeding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at February 26, 2022.

The following table sets forth by level within the fair value hierarchy a summary of the plan’s investments measured at fair value on a recurring basis as of February 26, 2022 and February 27, 2021:

	Fair Value Measurements at February 26, 2022
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Equity Securities
International equity	$—	$—	$—	$17,783
Large Cap	—	—	—	23,027
Small-Mid Cap	—	—	—	4,213
Aon Global Real Estate	—	—	—	13
Aon Core Real Estate Fun	—	—	—	18,720
Aon High Yield Plus Bond	—	—	—	75
Aon Multi-Asset Credit	—	—	—	7,386
Fixed Income
Long Term Credit Bond Index	—	—	—	47,976
Long Term US Government Bonds	—	—	—	19,763
20+ Year Treasury STRIPS	—	—	—	483
Intermediate Fixed Income	—	—	—	8,554
AGT High Yield Bond	—	—	—	—
Other types of investments
Short Term Investments	—	1,532	—	1,532
Total	$—	$1,532	$—	$149,525

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

	Fair Value Measurements at February 27, 2021
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Equity Securities
International equity	$—	$—	$—	$24,628
Large Cap	—	—	—	28,397
Small-Mid Cap	—	—	—	5,071
Aon Global Real Estate	—	—	—	202
Aon Core Real Estate Fun	—	—	—	16,795
Aon High Yield Plus Bond	—	—	—	426
Aon Multi-Asset Credit	—	—	—	7,946
Fixed Income
Long Term Credit Bond Index	—	—	—	48,244
Long Term US Government Bonds	—	—	—	800
20+ Year Treasury STRIPS	—	—	—	108
Intermediate Fixed Income	—	—	—	14,590
AGT High Yield Bond	—	—	—	—
Other types of investments
Short Term Investments	—	1,205	—	1,205
Total	$—	$1,205	$—	$148,412

Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan during the years indicated:

Defined Benefit
Fiscal Year	Pension Plan
2023	$9,302
2024	9,505
2025	9,396
2026	9,324
2027	9,397
2028 - 2032	44,928
Total	$91,852

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

The Company’s participation in these plans for the annual period ended February 26, 2022 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. The most recent Pension Protection Act zone status available for fiscal 2022 and fiscal 2021 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last two columns list the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject and any minimum funding requirements. There have been no significant changes that affect the comparability of total employer contributions of fiscal years 2022, 2021 and 2020.

									Expiration
				FIP/ RP					Date of
		Pension Protection		Status					Collective-	Minimum
	EIN/Pension	Act Zone Status		Pending/	Contributions of the Company			Surcharge	Bargaining	Funding
Pension	Plan Number	2022	2021	Implemented	2022	2021	2020	Imposed	Agreement	Requirements
1199 SEIU Health Care Employees Pension Fund	13-3604862-001	Green— 12/31/2020	Green— 12/31/2019	No	$9,242	$9,613	$9,026	No	4/18/2022	Contribution rate of 11.3% of gross wagers per associate beginning 10/01/2021. Contribution rate of 12.6% of gross wages per associate beginning 09/30/2018.

Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	51-6029925-001	Red— 12/31/2021	Red— 12/31/2020	Implemented	8,989	8,239	8,495	No	7/20/2024

Beginning 01/01/2021, contributions of $1.844 per hour worked for pharmacists and $0.836 per hour worked for non-pharmacists. From 01/01/2020 through 12/31/2020 contributions of $1.758 per hour worked for pharmacists and $0.797 per hour worked for non-pharmacists.

UFCW Pharmacists, Clerks and Drug Employers Pension Trust	94-2518312-001	Green— 12/31/2021	Green— 12/31/2020	No	3,224	2,319	2,421	No	7/13/2022

Effective 01/01/2020, contribution rate of $0.855 per hour worked for clerks and $1.239 per hour works for pharmacists. Effective 09/01/2014, contribution rate frozen at $0.55 per hour worked for associates.

United Food and Commercial Workers Union-Employer Pension Fund	34-6665155-001	Red— 9/30/2021	Red— 9/30/2020	Implemented	802	809	738	No	7/07/2024	Effective 02/07/2021 contribution rate of $2.43 per hour worked. Effective 02/02/2020 contribution rate of $2.30 per hour worked. Effective 02/03/2019 contribution rate of $2.16 per hour worked.

United Food and Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	51-6031766-001	Green— 9/30/2021	Red— 9/30/2020	No	370	399	437	No	7/07/2024	Effective 10/01/2021 contribution rate of $2.24 per hour worked. Effective 10/01/2020 contribution rate of $2.15 per hour worked. Effective 10/01/2019 contribution rate of $2.06 per hour worked.

Other Funds					1,887	1,573	1,554
					$24,514	$22,952	$22,671

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

The Company was listed in these plans Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Year Contributions to Plan
Exceeded More Than 5 % of
Total Contributions (as of
Pension Fund	the Plan’s Year-End)
UFCW Pharmacists, Clerks and Drug Employers Pension Trust	12/31/2020 and 12/31/2019
Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	12/31/2020 and 12/31/2019
United Food & Commercial Workers Union - Employer Pension Fund	9/30/2020 and 9/30/2019
United Food & Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	9/30/2020 and 9/30/2019

At the date the Company’s financial statements were issued, certain Forms 5500 were not available.

During fiscal 2022, 2021 and 2020, the Company did not withdraw from any plans or incur any additional withdrawal liabilities.

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

The Company’s chief operating decision makers are its Chief Executive Officer, Chief Financial Officer, and several other members of the Executive Leadership Team (collectively the “CODM”). The CODM has ultimate responsibility for enterprise decisions. The CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy and Pharmacy Services segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. The CODM relies on internal management reporting that analyzes enterprise results on certain key performance indicators, namely, revenues, gross profit and Adjusted EBITDA.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

The following is balance sheet information for the Company’s reportable segments:

	Retail	Pharmacy
	Pharmacy	Services	Eliminations(1)	Consolidated
February 26, 2022:
Total Assets	$6,068,594	$2,482,232	$(21,823)	$8,529,003
Goodwill	43,492	835,644	—	879,136
February 27, 2021:
Total Assets	$6,613,370	$2,736,546	$(14,512)	$9,335,404
Goodwill	43,492	1,064,644	—	1,108,136
(1)	As of February 26, 2022 and February 27, 2021, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $0 against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $21,823 and $14,512, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the fiscal years ended February 26, 2022, February 27, 2021 and February 29, 2020:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
February 26, 2022:
Revenues	$17,494,816	$7,323,125	$(249,686)	$24,568,255
Gross Profit	4,722,075	384,420	—	5,106,495
Adjusted EBITDA(2)	392,633	113,272	—	505,905
Additions to property and equipment and intangible assets	202,386	18,327	—	220,713
February 27, 2021:
Revenues	$16,365,260	$7,970,137	$(292,157)	$24,043,240
Gross Profit	4,255,791	448,531	—	4,704,322
Adjusted EBITDA(2)	279,896	157,769	—	437,665
Additions to property and equipment and intangible assets	204,290	20,651	—	224,941
February 29, 2020:
Revenues	$15,616,186	$6,559,560	$(247,353)	$21,928,393
Gross Profit	4,274,836	451,922	—	4,726,758
Adjusted EBITDA(2)	370,435	167,776	—	538,211
Additions to property and equipment and intangible assets	192,489	21,897	—	214,386
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

(2)	See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

The following is a reconciliation of net (loss) income to Adjusted EBITDA for fiscal 2022, 2021 and 2020:

	February 26,	February 27,	February 29,
	2022	2021	2020
	(52 weeks)	(52 weeks)	(52 weeks)
Net loss from continuing operations	$(538,478)	$(100,070)	$(469,219)
Interest expense	191,601	201,388	229,657
Income tax (benefit) expense	(3,780)	(20,157)	387,607
Depreciation and amortization	295,686	327,124	328,277
LIFO charge (credit)	1,314	(51,692)	(64,804)
Facility exit and impairment charges	180,190	58,403	42,843
Goodwill and intangible asset impairment charges	229,000	29,852	—
Loss (gain) on debt modifications and retirements, net	3,235	(5,274)	(55,692)
Merger and Acquisition-related costs	12,797	10,549	3,599
Stock-based compensation expense	13,050	13,003	16,087
Restructuring-related costs	35,121	84,552	105,642
Inventory write-downs related to store closings	5,298	3,709	4,652
Litigation settlements	50,212	—	—
Loss (gain) on sale of assets, net	5,505	(69,300)	4,226
Loss (gain) on Bartell acquisition	5,346	(47,705)	—
Change in estimate related to manufacturer rebate receivables	15,068	—	—
Other	4,740	3,283	5,336
Adjusted EBITDA from continuing operations	$505,905	$437,665	$538,211

.

22. Commitments, Contingencies and Guarantees

Legal Matters and Regulatory Proceedings

The Company is regularly involved in a variety of legal matters including arbitration, litigation (and related settlement discussions), and other claims, and is subject to regulatory proceedings including audits, inspections, inquiries, investigations, and similar actions by health care, insurance, pharmacy, tax and other governmental authorities arising in the ordinary course of its business, including, without limitation, the matters described below. Substantial damages are sought from the Company in virtually all of these matters. The Company records accruals for outstanding legal matters and applicable regulatory proceedings when it believes it is probable that a loss has been incurred, and the amount can be reasonably estimated. The Company evaluates on a quarterly basis, developments in legal matters and regulatory proceedings that could affect the amount of any existing accrual or that warrant an accrual. If a loss contingency is not both probable and estimable, the Company typically does not establish an accrued liability. With respect to the litigation and other legal proceedings described below, the Company is unable to estimate the amount or range of reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

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

The Company’s contingencies are subject to significant uncertainties, many of which are beyond the Company’s control, including, among other factors: (i) the stage of any proceeding and delays in scheduling; (ii) whether class or collective action status is sought and the likelihood of a class being certified; (iii) the outcome of pending or potential appeals, motions and settlement discussions; (iv) the range and magnitude of potential damages, fines or penalties, which are often unspecified or indeterminate; (v) the impact of discovery on the matter; (vi) whether novel or unsettled legal theories are at issue or advanced; (vii) whether there are significant factual issues to be resolved including findings made by juries; (viii) the exercise of discretion in enforcement actions including in the case of certain government agency investigations, whether a qui tam lawsuit (“whistleblower” action) has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation; and/or (ix) changes in priorities following any change in political administration at the state or federal level.

Employment Litigation.

The Company is currently a defendant in several lawsuits filed in courts in California that contain allegations regarding violations of the California Business and Professions Code, various California employment laws and regulations, industry wage orders, wage-and-hour laws, rules and regulations pertaining primarily to failure to pay overtime, failure to pay premiums for missed meals and rest periods, failure to provide accurate wage statements, and failure to reimburse business expenses (the “California Cases”). The Company also is defending a putative employment collective and class action filed in federal court in New York, which raises similar allegations in addition to others about the payment frequency for certain employees (the “New York Case”). Substantial damages are sought from the Company in virtually all of these matters.

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

Usual and Customary Litigation.

The Company is named as a defendant in a number of lawsuits, including the cases below, that allege that the Company’s retail stores overcharged for prescription drugs by not submitting the price available to members of the Rite

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

Aid’s Rx Savings Program as the pharmacy’s usual and customary price, and related theories. The Company is defending itself against these claims. Substantial damages are sought from the Company in virtually all of these matters.

The Company is a defendant in a putative consumer class action lawsuit in the United States District Court for the Southern District of California captioned Byron Stafford v. Rite Aid Corp. A separate lawsuit, Robert Josten v. Rite Aid Corp., was consolidated with this lawsuit in November, 2019. The lawsuit contains allegations that (i) the Company was obligated to charge the plaintiffs’ insurance companies its usual and customary prices for their prescription drugs; and (ii) the Company failed to do so because the prices it reported were not equal to or adjusted to account for the prices that Rite Aid offered to uninsured and underinsured customers through its Rx Savings Program. Although a stay pending the Company’s unsuccessful attempt to compel arbitration has been lifted, the cases are now stayed pending mediation of these matters and another lawsuit raising usual and customary pricing allegations filed in the United States District Court for the Eastern District of Pennsylvania.

On February 6, 2019, Humana, Inc., filed a claim pursuant to a binding arbitration provision of the parties’ agreement alleging that the Company improperly submitted various usual and customary overcharges by failing to report its Rx Savings Program prices as its usual and customary prices to Humana. An arbitration hearing was held in this matter in November 2021.

On April 22, 2022, the arbitrator issued an Opinion and Final Award against the Company for breach of contract awarding Humana $122.6 million, which includes $40.7 million in prejudgment interest (the “Arbitration Award”). The Company believes that the Arbitration Award contains a number of significant factual and legal errors and will petition a United States District Court for vacatur of the Arbitration Award, as is its right under the Federal Arbitration Act (“FAA”). As such, the Company has determined that it is not probable that a loss has occurred.

The FAA, as interpreted and applied by federal courts, permits vacatur when, among other things, an arbitrator’s decision: (1) is irreconcilable with the terms of a contract between the parties; (2) rests on a plain legal error that manifests disregard for the law; or (3) incorporates a refusal to consider pertinent, material evidence. Similarly, the FAA, as interpreted and applied by federal courts, permits modification of an arbitrator’s decision to correct an evident material miscalculation of figures. Although the Company cannot make any assurances of success in its efforts, it is the Company’s view that the errors in the Arbitration Award support both vacatur and modification under the FAA, the effect of either of which could be to set aside the Arbitration Award or reduce or eliminate the damages provided for in the Arbitration Award.

The Company is a defendant in two consolidated lawsuits pending in the United States District Court for the District of Minnesota filed in 2020 by various Blue Cross/Blue Shield plans that operate in eight different states (North Carolina, North Dakota, Alabama, Utah, Minnesota, Oregon, Washington and New Jersey) alleging that the Company improperly submitted various usual and customary overcharges by failing to report its Rx Savings Program pricing to several Pharmacy Benefit Managers with which Rite Aid and the insurers had independent contracts. The Company is also defending a lawsuit filed in Delaware state court in 2019 by multiple Centene entities alleging that the Company overcharged for prescriptions by improperly reporting usual and customary prices that did not include Rx Savings Program pricing.   The Company is defending a similar lawsuit filed in 2022 by WellCare in Florida state court.

Drug Utilization Review and Code 1 Litigation

In June 2012, qui tam plaintiff, Loyd F. Schmuckley (“Relator”) filed a complaint under seal against the Company alleging that it failed to comply with certain requirements of California’s Medicaid program between 2007 and

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

2014. In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California regarding (1) the Company’s Drug Utilization Review and prescription dispensing protocol; and (2) the dispensing of drugs designated as “Code 1” by the State of California. Specifically, the Relator alleged that the Company did not perform special verification and documentation for certain medications known as “Code 1” drugs. While the complaint remained under seal, the United States Department of Justice conducted an extensive investigation and ultimately declined to intervene. Although numerous states declined to intervene, in September 2017, the State of California filed a complaint in intervention. The Company filed a motion to dismiss Relator’s and the State of California Department of Justice’s Bureau of Medical Fraud and Elder Abuse respective complaints in January 2018, the hearing was held on March 23, 2018. On September 5, 2018, the court issued an order denying the motion to dismiss. Substantial damages are sought from the Company in this matter. No trial date has been set and the parties are participating in a mediation process.

Controlled Substances Litigation, Audits and Investigations

The Company, along with various other defendants, is named in multiple opioid-related lawsuits filed by counties, cities, municipalities, Native American tribes, hospitals, third-party payers, and others across the United States. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation consolidated and transferred more than a thousand federal opioid-related lawsuits that name the Company as a defendant to the multi-district litigation (“MDL”) pending in the United States District Court for the Northern District of Ohio under In re National Prescription Opiate Litigation (Case No. 17-MD-2804). A significant number of similar cases that are not part of the MDL and name the Company as a defendant are also pending in state courts. The plaintiffs in these opioid-related lawsuits generally allege claims that include public nuisance and negligence theories of liability resulting from the impacts of widespread opioid abuse against defendants along the pharmaceutical supply chain, including manufacturers, wholesale distributors, and retail pharmacies. At this stage of the proceedings, the Company is not able to predict the outcome of the opioid-related lawsuits in which it remains a defendant or estimate a potential range of loss regarding the lawsuits, and is defending itself against all relevant claims. From time to time, some of these cases may be settled, dismissed or otherwise terminated, and additional such cases may be filed.

The Company also has received warrants, subpoenas, CIDs, and other requests for documents and information from, and is being investigated by, the federal and state governments regarding opioids and other controlled substances. The Company has been cooperating with and responding to these investigatory inquiries.

Substantial damages are sought from the Company in virtually all of these matters.

In April 2019, the Company initiated a coverage action styled Rite Aid Corporation et al. v. ACE American Ins. Co. et al. Through this action, the Company is seeking the recovery of defense costs and settlement and/or judgment costs that may be paid for the opioid-related lawsuits. The action seeks declaratory relief with respect to the obligations of the insurers under the policies at issue in the action and asserts claims for breach of contract and statutory remedies against one of these insurers. Although the trial court determined on the Company’s motion for partial summary judgment that this insurer was obligated to reimburse the Company for its defense costs, on January 10, 2022, the Delaware Supreme Court reversed the trial court’s order and ruled that the insurer had no duty to defend the first MDL suits set for trial based on the specific allegations at issue in those cases. The matter has been remanded to the lower court for further proceedings.

Miscellaneous Litigation and Investigations.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

The U.S. Securities and Exchange Commission (“SEC”) is investigating trading in the Company’s securities that occurred in or around January 2017, and has subpoenaed information from the Company in connection with that investigation. The Company is cooperating with the SEC in this matter. The Company has received a CID and requests for information with respect to consumer protection laws. The Company is also defending a lawsuit asserting numerous claims based on allegations surrounding the Company’s use of a certain font including in the Company’s rebranded logo.

23. Supplementary Cash Flow Data

	February 26,	February 27,	February 29,
	2022	2021	2020
Cash paid for interest(a)	$180,583	$181,634	$216,489
Cash payments for income taxes, net(a)	$6,233	$7,535	$(4,935)
Equipment financed under capital leases	$1,698	$1,849	$3,715
Equipment received for noncash consideration	$—	$—	$—
Reduction in lease financing obligation	$—	$—	$—
Accrued capital expenditures	$45,465	$19,904	$15,952
Gross borrowings from revolver(a)	$5,131,000	$7,912,000	$2,897,000
Gross repayments to revolver(a)	$5,272,000	$7,712,000	$3,122,000

(a)–Amounts are presented on a total company basis.

Significant components of cash provided by Other Liabilities of $68,558 for the fifty-two week period ended February 26, 2022 includes cash provided from changes in accrued wages, benefits and other personnel costs of $57,866 and changes in accrued store expenses of $9,878.

24. Financial Instruments

The carrying amounts and fair values of financial instruments at February 26, 2022 and February 27, 2021 are listed as follows:

	2022		2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Variable rate indebtedness	$1,038,646	$1,059,000	$1,283,667	$1,300,000
Fixed rate indebtedness	$1,694,340	$1,602,122	$1,779,420	$1,876,322

Cash, trade receivables and trade payables are carried at market value, which approximates their fair values due to the short-term maturity of these instruments. In addition, as of February 26, 2022 and February 27, 2021, the Company had $7,406 and $7,041, respectively, of investments carried at amortized cost, as these investments are being held to maturity. These investments are included as a component of other assets as of February 26, 2022 and February 27, 2021. The Company believes the carrying value of these investments approximates their fair value.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(In thousands, except per share amounts)

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

RITE AID CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended February 26, 2022, February 27, 2021 and February 29, 2020

(dollars in thousands)

		Additions
	Balance at	Charged to		Balance at
Allowances deducted from accounts receivable for estimated	Beginning	Costs and		End of
uncollectible amounts:	of Period	Expenses	Deductions	Period
Year ended February 26, 2022	$24,854	$106,113	$84,102	$46,865
Year ended February 27, 2021	$12,849	$43,855	$31,850	$24,854
Year ended February 29, 2020	$13,106	$40,357	$40,614	$12,849