Form 10-Q
period 2022-05-28
RITE AID CORP
filed 2022-07-06
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2022

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

The registrant had 55,626,790 shares of its $1.00 par value common stock outstanding as of June 22, 2022.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	the impact of widespread health developments, including the continued impact of the global coronavirus (“COVID-19”) pandemic, the changing consumer behavior and preferences (including preferred shopping locations, vaccine hesitancy and the emergence of new variants), and the impact of those factors on the broader economy, financial and labor markets, wages, availability and access to credit and capital, our front-end and pharmacy operations and services, supply chain including shipping delays, container and trucker shortages, port congestion and other logistics problems, our associates and executive and administrative personnel, our third-party service providers (including suppliers, vendors and business partners), and customers. In addition, continued shortages of pharmacists, pharmacy technicians and other employee turnover as a result of the ongoing “great resignation” occurring throughout the economy, and the impact of potential vaccine mandates in the markets in which we operate, may inhibit our ability to maintain store hours at preferred levels. Any of these developments could result in a material adverse effect on our business, financial conditions and results of operations;

●	our ability to successfully implement our RxEvolution strategy, attract and retain a sufficient number of our target consumers, integrate operations such as Elixir and any acquisitions, implement and integrate information technology and digital services, obtain permits required for store remodels, and improve the operating performance of our stores and pharmacy benefit management (“PBM”) operations;

●	our high level of indebtedness, the ability to refinance such indebtedness on acceptable terms (including the impact of recent actions by the United States Federal Reserve), and our ability to satisfy our obligations and the other covenants contained in our debt agreements;

●	the nature, cost and outcome of pending and future litigation, other legal or regulatory proceedings, or governmental investigations, including those related to Opioids, “usual and customary” pricing or other matters;

●	general competitive, economic, industry, market, political (including healthcare reform) and regulatory conditions, including impacts of inflation or other pricing environment factors on our costs and our ability to pass on price increases to our customers, including as a result of inflationary and deflationary pressures, a decline in consumer spending or deterioration in consumer financial position, whether due to inflation or other factors, as well as other factors specific to the markets in which we operate;

●	the severity and resulting impact of the cough, cold and flu season;

●	the impact on retail pharmacy business as PBM payors incent or mandate movement away from retail pharmacies to PBM mail order pharmacies;

●	our ability to achieve the benefits of our efforts to reduce the costs of our generic drugs;

●	the risk that changes in federal or state laws or regulations, including to those relating to labor or wages, the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection or the Affordable Care Act (or “ACA”), and decisions of agencies and courts including the United States Supreme Court regarding those and other matters relevant to the Company or its operations, and any regulations enacted thereunder may occur;

●	the impact of the loss of one or more major third party payor contracts and the risk that providers and state contract changes may occur;

●	the risk that we may need to take further impairment charges if our future results do not meet our expectations;

●	our ability to sell our Centers of Medicare and Medicaid Services (“CMS”) receivables, in whole or in part, which could negatively impact our liquidity and leverage ratio if we do not consummate a sale;

●	our ability to grow prescription count, realize front-end sales growth, and improve and grow the operations of our PBM;

●	our ability to achieve cost savings and the other benefits of our organizational restructuring within our anticipated timeframe, if at all;

●	decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

●	our ability to manage expenses and our investments in working capital;

●	the continued impact of gross margin pressure in the PBM industry due to continued consolidation and client demand for lower prices while providing enhanced service offerings;

●	risks related to breaches of our (or our vendors’) information or payment systems or unauthorized access to confidential or personal information of our associates or customers;

●	our ability to maintain our current pharmacy services business and obtain new pharmacy services business, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations and the risk that we cannot meet client guarantees;

●	our ability to manage our Medicare Part D Plan medical loss ratio (“MLR”) and meet the financial obligations of the plan;

●	the risk that we could experience deterioration in our current Star rating with the CMS or incur CMS penalties and/or sanctions;

●	the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

●	changes in future exchange or interest rates (including the impact on our variable rate indebtedness) or credit ratings, changes in tax laws, regulations, rates and policies; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results” included herein and in our Annual Report on Form 10-K for the fiscal year ended February 26, 2022 (the “Fiscal 2022 10-K”), as well as in “Part I – Item 1A. Risk Factors” of the Fiscal 2022 10-K, which we filed with the SEC on April 25, 2022. To the extent that COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the risk factors described herein and in our Fiscal 2022 10-K.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	May 28,	February 26,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$56,060	$39,721
Accounts receivable, net	1,449,745	1,343,496
Inventories, net of LIFO reserve of $487,173 and $487,173	1,974,759	1,959,389
Prepaid expenses and other current assets	88,860	106,749
Total current assets	3,569,424	3,449,355
Property, plant and equipment, net	985,121	989,167
Operating lease right-of-use assets	2,723,405	2,813,535
Goodwill	879,136	879,136
Other intangibles, net	282,950	291,196
Deferred tax assets	20,071	20,071
Other assets	89,666	86,543
Total assets	$8,549,773	$8,529,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$5,016	$5,544
Accounts payable	1,461,238	1,571,261
Accrued salaries, wages and other current liabilities	787,591	780,632
Current portion of operating lease liabilities	574,392	575,651
Total current liabilities	2,828,237	2,933,088
Long-term debt, less current maturities	3,026,456	2,732,986
Long-term operating lease liabilities	2,526,607	2,597,090
Lease financing obligations, less current maturities	14,392	14,830
Other noncurrent liabilities	162,457	151,976
Total liabilities	8,558,149	8,429,970
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 55,623 and 55,752	55,623	55,752
Additional paid-in capital	5,913,210	5,910,299
Accumulated deficit	(5,961,772)	(5,851,581)
Accumulated other comprehensive loss	(15,437)	(15,437)
Total stockholders’ equity	(8,376)	99,033
Total liabilities and stockholders’ equity	$8,549,773	$8,529,003

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	May 28, 2022	May 29, 2021
Revenues	$6,014,583	$6,160,985
Costs and expenses:
Cost of revenues	4,817,854	4,876,110
Selling, general and administrative expenses	1,217,929	1,245,362
Facility exit and impairment charges	66,571	8,831
Interest expense	48,119	49,121
Loss on debt retirements, net	—	396
Gain on sale of assets, net	(29,196)	(6,558)
	6,121,277	6,173,262
Loss before income taxes	(106,694)	(12,277)
Income tax expense	3,497	780
Net loss	$(110,191)	$(13,057)
Computation of loss attributable to common stockholders:
Net loss attributable to common stockholders—basic and diluted	$(110,191)	$(13,057)

Basic and diluted loss per share	$(2.03)	$(0.24)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	May 28, 2022	May 29, 2021
Net loss	$(110,191)	$(13,057)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	—	123
Change in fair value of interest rate cap	—	27
Total other comprehensive income	—	150
Comprehensive loss	$(110,191)	$(12,907)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE FEBRUARY 26, 2022	55,752	$55,752	$5,910,299	$(5,851,581)	$(15,437)	$99,033
Net loss				(110,191)		(110,191)
Other comprehensive loss:
Comprehensive loss						(110,191)
Issuance of restricted stock	61	61	(61)			—
Exchange of restricted shares for taxes	(63)	(63)	(490)			(553)
Cancellation of restricted stock	(127)	(127)	127			—
Amortization of restricted stock balance			3,324			3,324
Stock-based compensation expense			201			201
Amortization of performance-based incentive plans			(190)			(190)
BALANCE MAY 28, 2022	55,623	$55,623	$5,913,210	$(5,961,772)	$(15,437)	$(8,376)

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

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	May 28, 2022	May 29, 2021
Operating activities:
Net loss	$(110,191)	$(13,057)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	70,073	75,859
Facility exit and impairment charges	66,571	8,831
LIFO credit	—	(3,993)
Gain on sale of assets, net	(29,196)	(6,558)
Change in allowances for uncollectible accounts receivable	3,763	—
Stock-based compensation expense	3,334	2,811
Loss on debt retirements, net	—	396
Changes in operating assets and liabilities:
Accounts receivable	(104,458)	(149,487)
Inventories	(15,827)	11,918
Accounts payable	(137,572)	50,527
Operating lease right-of-use assets and operating lease liabilities	(14,812)	(5,909)
Other assets	751	7,978
Other liabilities	15,327	34,559
Net cash (used in) provided by operating activities	(252,237)	13,875
Investing activities:
Payments for property, plant and equipment	(73,176)	(59,164)
Intangible assets acquired	(12,248)	(5,436)
Proceeds from dispositions of assets and investments	30,839	2,448
Proceeds from sale-leaseback transactions	—	7,456
Net cash used in investing activities	(54,585)	(54,696)
Financing activities:
Net proceeds from revolver	291,000	39,000
Principal payments on long-term debt	(977)	(91,941)
Change in zero balance cash accounts	33,691	51,957
Financing fees paid for early debt redemption	—	(2)
Payments for taxes related to net share settlement of equity awards	(553)	(35)
Deferred financing costs paid	—	(580)
Net cash provided by (used in) financing activities	323,161	(1,601)
Increase (decrease) in cash and cash equivalents	16,339	(42,422)
Cash and cash equivalents, beginning of period	39,721	160,902
Cash and cash equivalents, end of period	$56,060	$118,480

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended May 28, 2022 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2022 10-K.

Revenue Recognition

The following table disaggregates the Company’s revenue by major source in each segment for the thirteen week periods ended May 28, 2022 and May 29, 2021:

	May 28,	May 29,
	2022	2021
In thousands	(13 Weeks)	(13 weeks)
Retail Pharmacy segment:
Pharmacy sales	$3,053,449	$2,997,044
Front-end sales	1,261,206	1,321,699
Other revenue	30,701	32,939
Total Retail Pharmacy segment	4,345,356	4,351,682
Pharmacy Services segment	1,725,857	1,872,282
Intersegment elimination	(56,630)	(62,979)
Total revenue	$6,014,583	$6,160,985

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

earned points to a “Rite Aid Rewards” coupon. Unused/unconverted points expire after 90 days. Unredeemed “Rite Aid Rewards” coupons expire 30 days after conversion from points earned.

Points earned pursuant to the Rite Aid Rewards program represent a performance obligation. The value of unredeemed Rite Aid Rewards points is deferred as a contract liability (included in other current liabilities). As members redeem points in the form of a Rite Aid Rewards coupon or when points or unredeemed Rite Aid Rewards coupons expire, the Retail Pharmacy segment recognizes the redeemed/expired portion of the deferred contract liability into revenue. For the thirteen week period ended May 28, 2022, the Company recognized $713 of deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $5,577 and $0 as of May 28, 2022 and February 26, 2022, respectively.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the recognition of deferred tax liabilities and the methodology for calculating income taxes in the interim period. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU was effective for fiscal years beginning after December 15, 2020 (fiscal 2022). The Company adopted ASU 2019-12 effective February 28, 2021 and the adoption of this standard did not have a material impact on the Company’s financial position.

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

The Company’s condensed consolidated financial statements for the thirteen week periods ended May 28, 2022 and May 29, 2021 include Bartell’s results of operations. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

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

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

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

During the thirteen week periods ended May 28, 2022 and May 29, 2021, acquisition costs of $0 and $3,886 were expensed as incurred.

3. Restructuring

Beginning in fiscal 2019, the Company initiated a series of restructuring plans designed to reorganize its executive management team, reduce managerial layers, and consolidate roles. In March 2020, the Company announced the details of its RxEvolution strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in its front-end offering to free up working capital and update its merchandise assortment, assessing its pricing and promotional strategy, rebranding its retail pharmacy and pharmacy services business, launching its Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services segment both within the segment and across Rite Aid. Other strategic initiatives include the expansion of the Company’s digital business, replacing and updating the Company’s financial systems to improve efficiency, and movement to a common client platform at Elixir. In April 2022, the Company announced further strategic initiatives to reduce costs through the closure of unprofitable stores, reducing corporate administration expenses and improving efficiencies in worked payroll and other store labor costs as well as expense reductions at the Pharmacy Services segment. These and future restructuring activities are expected to provide future growth and expense efficiency benefits. There can be no assurance that the Company’s current and future restructuring charges will achieve the cost savings and remerchandising benefits in the amounts or time anticipated.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

For the thirteen week period ended May 28, 2022, the Company incurred total restructuring-related costs of $22,646, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$11,288	$616	$11,904
Professional and other fees relating to restructuring activities (b)	6,083	4,659	10,742
Total restructuring-related costs	$17,371	$5,275	$22,646

For the thirteen week period ended May 29, 2021, the Company incurred total restructuring-related costs of $5,932, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts (a)	$—	$506	$506
Professional and other fees relating to restructuring activities (b)	1,621	3,805	5,426
Total restructuring-related costs	$1,621	$4,311	$5,932

A summary of activity for the thirteen week period ended May 28, 2022 in the restructuring-related liabilities associated with the programs noted above, which is included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related	Professional and
	costs (a)	other fees (b)	Total

Balance at February 26, 2022	$4,257	$4,463	$8,720
Additions charged to expense	11,904	10,742	22,646
Cash payments	(5,231)	(11,727)	(16,958)
Balance at May 28, 2022	$10,930	$3,478	$14,408
(a)	– Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with ongoing reorganization efforts.
(b)	– Professional and other fees include costs incurred in connection with the identification and implementation of initiatives associated with restructuring activities.

The Company anticipates incurring approximately $60,000 during fiscal 2023 in connection with its continued restructuring activities.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

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

	Thirteen Week Period Ended
	May 28,	May 29,
	2022	2021
Basic and diluted loss per share:
Numerator:
Net loss attributable to common stockholders— basic and diluted	$(110,191)	$(13,057)
Denominator:
Basic and diluted weighted average shares	54,348	53,852

Basic and diluted loss per share	$(2.03)	$(0.24)

Due to their antidilutive effect, 700 and 773 potential shares related to stock options have been excluded from the computation of diluted income (loss) per share for the thirteen week periods ended May 28, 2022 and May 29, 2021, respectively. Also, excluded from the computation of diluted income (loss) per share for the thirteen week periods ended May 28, 2022 and May 29, 2021 are restricted shares of 1,247 and 1,240, respectively, which are included in shares outstanding.

5. Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week Period
	Ended
	May 28,	May 29,
	2022	2021
Impairment charges	$35,036	$4,313
Facility exit charges	31,535	4,518
	$66,571	$8,831

Impairment Charges

These amounts include the write-down of long-lived assets at locations that were assessed for impairment because of management’s intention to relocate or close the location or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirteen week period ended May 28, 2022, long-lived assets with a carrying value of $39,228, primarily right-of-use assets in connection with stores or leased office spaces, were written down to their fair value of $4,192, resulting in an impairment charge of $35,036. During the thirteen week period ended May 29, 2021, long-lived assets with a carrying value of $4,313, primarily right-of-use assets in connection with leased office spaces, were written down to their fair value of $0, resulting in an impairment charge of $4,313. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at May 28, 2022 and May 29, 2021:

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	May 28, 2022
Long-lived assets held for use	$—	$4,192	$—	$4,192	$(35,036)
Long-lived assets held for sale	$—	$—	$—	$—	$—
Total	$—	$4,192	$—	$4,192	$(35,036)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

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

The following table reflects changes in the Company’s closed store liability relating to closed store and distribution center charges for new closures, changes in assumptions and interest accretion:

	Thirteen Week Period
	Ended
	May 28,	May 29,
	2022	2021
Balance—beginning of period	$18,688	$3,443
Provision for present value of executory costs for leases exited	26,499	1,708
Changes in assumptions and other adjustments	(191)	1,493
Interest accretion	98	7
Cash payments	(1,692)	(516)
Balance—end of period	$43,402	$6,135

6. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 5, Facility Exit and Impairment Charges, for the recognition and disclosure of fair value measurements.

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of May 28, 2022 and February 26, 2022, the Company has $7,186 and $7,406, respectively, of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets. The Company believes the carrying value of these investments approximates their fair value.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,026,456 and $2,677,190, respectively, as of May 28, 2022. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $2,732,986 and $2,661,122, respectively, as of February 26, 2022.

7. Income Taxes

The Company recorded an income tax expense of $3,497 and $780 for the thirteen week periods ended May 28, 2022 and May 29, 2021, respectively. The effective tax rate for the thirteen week periods ended May 28, 2022 and May 29, 2021 was (3.3)% and (6.4)%, respectively. The effective tax rate for the thirteen week periods ended May 28, 2022 and May 29, 2021 was net of an adjustment of (37.6)% and (18.5)%, respectively, to adjust the valuation allowance against deferred tax assets.

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

The Company believes that it is reasonably possible that a decrease of up to $25,130 in unrecognized tax benefits related to state exposures may be necessary in the next twelve months; however, management does not expect the change to have a material impact on the results of operations or the financial position of the Company.

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $1,862,823 and $1,822,710, which relates to federal and state deferred tax assets that may not be realized based on the Company's future projections of taxable income at May 28, 2022 and February 26, 2022, respectively.

8. Medicare Part D

The Company offers Medicare Part D benefits through Elixir Insurance (“EI”), which has contracted with CMS to be a Prescription Drug Plan (“PDP”) and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EI is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EI must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

believe these limitations on dividends and distributions materially impact its financial position. EI is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $8,323 as of March 31, 2022. EI was in excess of the minimum required amounts in these states as of May 28, 2022.

The Company has recorded estimates of various assets and liabilities arising from its participation in the Medicare Part D program based on information in its claims management and enrollment systems. Significant estimates arising from its participation in this program include: (i) estimates of low-income cost subsidies, reinsurance amounts, and coverage gap discount amounts ultimately payable to or receivable from CMS based on a detailed claims reconciliation that will occur in the following year; (ii) an estimate of amounts receivable from CMS under a risk-sharing feature of the Medicare Part D program design, referred to as the risk corridor and (iii) estimates for claims that have been reported and are in the process of being paid or contested and for our estimate of claims that have been incurred but have not yet been reported.

On August 12, 2021, the Company entered into a receivable purchase agreement (the “August 2021 Receivable Purchase Agreement”) with Bank of America, N.A. (the “Purchaser”).

Pursuant to the terms and conditions set forth in the August 2021 Receivable Purchase Agreement, the Company sold $271,829, a portion of its calendar 2021 CMS receivable, for $258,116, of which $239,360 was received on August 12, 2021. The remaining $18,756, which is included in accounts receivable, net as of May 28, 2022, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $13,713, which is included as a component of loss (gain) on sale of assets, net during the thirteen week period ended August 28, 2021.

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

On January 24, 2022, the Company entered into a receivable purchase agreement (the “January 2022 Receivable Purchase Agreement”) with Purchaser.

Pursuant to the terms and conditions set forth in the January 2022 Receivable Purchase Agreement, the Company sold $400,680, a portion of its calendar 2021 CMS receivable, for $387,035, of which $359,388 was received on January 24, 2022. The remaining $27,647, which is included in accounts receivable, net as of May 28, 2022, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $13,645, which is included as a component of loss (gain) on sale of assets, net during the thirteen week period ended February 26, 2022.

On January 24, 2022, concurrent with the January 2022 Receivable Purchase Agreement, the Company entered into an indemnity agreement (the “January 2022 Indemnity Agreement”), whereby the Company has agreed to

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

As of May 28, 2022 and February 26, 2022 accounts receivable, net included $36,147 and $34,898 due from the Purchaser, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance for the respective calendar years from CMS.

As of May 28, 2022, and February 26, 2022, accounts receivable, net included $155,397 and $63,203 due from CMS.

9. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables due directly from manufacturers and from our rebate aggregator of $563,389 and $535,620 included in accounts receivable, net of an allowance for uncollectible rebates of $15,295 and $18,796, as of May 28, 2022 and February 26, 2022, respectively.

10. Goodwill and Other Intangible Assets

At May 28, 2022, the goodwill related to the Pharmacy Services segment is at risk of future impairment if the fair value of this segment, and its associated assets, decrease in value due to further declines in its operating results or an inability to execute management’s business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of May 28, 2022, the Pharmacy Services segment had goodwill of $835,644.

There was no goodwill impairment charge for the thirteen week period ended May 28, 2022. At May 28, 2022 and February 26, 2022, accumulated impairment losses for the Pharmacy Services segment was $803,712.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of May 28, 2022 and February 26, 2022.

	May 28, 2022					February 26, 2022
				Remaining					Remaining
				Weighted					Weighted
	Gross			Average		Gross			Average
	Carrying	Accumulated		Amortization		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period		Amount	Amortization	Net	Period
Non-compete agreements and other(a)	$199,351	$(179,046)	$20,305	3	years	$197,651	$(178,958)	$18,693	3	years
Prescription files	1,026,342	(914,911)	111,431	5	years	1,030,169	(918,773)	111,396	6	years
Customer relationships(a)	388,000	(291,770)	96,230	9	years	388,000	(286,090)	101,910	10	years
CMS license	57,500	(17,478)	40,022	4	years	57,500	(15,372)	42,128	5	years
Claims adjudication and other developed software	58,985	(58,423)	562	0	years	58,985	(56,316)	2,669	1	years
Backlog	11,500	(11,500)	—	0	years	11,500	(11,500)	—	0	years
Total finite	$1,741,678	$(1,473,128)	268,550			$1,743,805	$(1,467,009)	$276,796
Trademarks	14,400	—	14,400	Indefinite		14,400	—	14,400	Indefinite
Total	$1,756,078	$(1,473,128)	$282,950			$1,758,205	$(1,467,009)	$291,196
(a)	Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

The Company is continuing to reposition its approach to the Elixir Insurance Part D business including an expectation of a purposeful shrinkage of the business. As a result, at the end of fiscal 2022, the Company adjusted the remaining amortization period of the CMS License to 5 years. Prior to such adjustment, the remaining life was 19 years.

Amortization expense for these intangible assets and liabilities was $20,626 and $20,460 for the thirteen week periods ended May 28, 2022 and May 29, 2021, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2023—$71,185; 2024—$57,613; 2025—$46,393; 2026—$35,802 and 2027—$28,815.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

11. Indebtedness and Credit Agreement

Following is a summary of indebtedness and lease financing obligations at May 28, 2022 and February 26, 2022:

	May 28,	February 26,
	2022	2022
Secured Debt:
Senior secured revolving credit facility due August 2026 ($1,000,000 and $709,000 face value less unamortized debt issuance costs of $16,992 and $18,010)	983,008	690,990
FILO Term Loan due August 2026 ($350,000 face value less unamortized debt issuance costs of $2,211 and $2,344)	347,789	347,656
	1,330,797	1,038,646
Second Lien Secured Debt:
7.5% senior secured notes due July 2025 ($600,000 face value less unamortized debt issuance costs of $6,311 and $6,824)	593,689	593,176
8.0% senior secured notes due November 2026 ($849,918 face value less unamortized debt issuance costs of $13,628 and $14,397)	836,290	835,521
	1,429,979	1,428,697
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($237,386 face value less unamortized debt issuance costs of $609 and $642)	236,777	236,744
6.875% fixed-rate senior notes due December 2028 ($29,001 face value less unamortized debt issuance costs of $98 and $102)	28,903	28,899
	265,680	265,643
Lease financing obligations	19,408	20,374
Total debt	3,045,864	2,753,360
Current maturities of long-term debt and lease financing obligations	(5,016)	(5,544)
Long-term debt and lease financing obligations, less current maturities	$3,040,848	$2,747,816

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

On August 20, 2021, the Company entered in to the Second Amendment to Credit Agreement (the “Second Amendment”), which, among other things, amended the Credit Agreement to provide for a $2,800,000 senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility” or “revolver”) and a $350,000 “first-in,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

last out” senior secured term loan facility (“Senior Secured Term Loan” or “Term Loan” and together with the Senior Secured Revolving Credit Facility, collectively, the “Amended Facilities”) and incorporate customary “hardwired” LIBOR transition provisions. The Amended Facilities extend the Company’s debt maturity profile and provide additional liquidity. Borrowings under the Senior Secured Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s option, a base rate (determined in a customary manner) plus a margin of between 0.25% to 0.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of between 1.25% and 1.75%, in each case based upon the Average ABL Availability (as defined in the Amended Credit Agreement). Borrowings under the Senior Secured Term Loan bear interest at a rate per annum equal to, at the Company’s option, (x) a base rate (determined in a customary manner) plus a margin of 1.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of 2.75%. The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Senior Secured Revolving Credit Facility, depending on Average ABL Availability (as defined in the Amended Credit Agreement). The Amended Facilities are scheduled to mature on August 20, 2026 (subject to a springing maturity if certain of the Company’s existing secured notes are not refinanced or repaid prior to the date that is 91 days prior to the stated maturity thereof).

The Company’s borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At May 28, 2022, the Company had $1,350,000 of borrowings outstanding under the Amended Facilities and had letters of credit outstanding under the Senior Secured Revolving Credit Facility in a face amount of $127,696, which resulted in remaining borrowing capacity under the Senior Secured Revolving Credit Facility of $1,672,304. If at any time the total credit exposure outstanding under the Senior Secured Revolving Credit Facility exceeds the borrowing base, the Company will be required to repay amounts outstanding to eliminate such shortfall.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The Amended Credit Agreement has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200,000 or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of May 28, 2022, the Company’s fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the Amended Credit Agreement’s financial covenant. The Amended Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Fiscal 2022 and 2023 Transactions

On April 28, 2021, the Company issued a notice of redemption for all of the 6.125% Notes that were outstanding on May 28, 2021, pursuant to the terms of the indenture of the 6.125% Notes. On May 28, 2021, the Company redeemed 100% of the remaining outstanding 6.125% Notes at par. In connection therewith, the Company recorded a loss on debt retirement of $396 which included unamortized debt issuance costs. The debt repayment and related loss on debt retirement is included in the results of operations and cash flows.

On August 20, 2021, the Company entered into the Second Amendment in order to, among other things, increase the aggregate principal amount of commitments under the Senior Secured Revolving Credit Facility from $2,700,000 to $2,800,000 and decrease the aggregate principal amount of loans outstanding under the Senior Secured Term Loan from $450,000 to $350,000. In connection therewith, the Company recorded a loss on debt modification and retirement of $2,839 which included unamortized debt issuance costs. The debt repayment and related loss on debt modification and retirement is included in the results of operations and cash flows.

On June 13, 2022, the Company announced the commencement of a series of cash tender offers to purchase up to $150,000 aggregate principal amount of the Company’s 7.50% Senior Secured Notes due 2025 (the “2025 Notes”), 8.0% Senior Secured Notes due 2026, 7.70% Notes due 2027 (the “2027 Notes”) and 6.875% Notes due 2028 (the “2028 Notes”), subject to prioritized acceptance levels, a subcap of $100,000 with respect to the 2025 Notes and proration. On June 29, 2022, pursuant to an early settlement, the Company purchased an aggregate principal amount of $114,942 of its 2025 Notes, $51,695 aggregate principal amount of its 2027 Notes and $26,955 aggregate principal amount of its 2028 Notes. The Company anticipates that the purchase will be considered a debt retirement and accordingly, anticipates a gain on debt retirement during the second quarter of fiscal 2023.

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2023 and thereafter are as follows: 2023—$0; 2024—$0; 2025—$0; 2026—$600,000; 2027—$2,437,304 and $29,001 thereafter.

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

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table is a summary of the Company’s components of net lease cost for the thirteen week periods ended May 28, 2022 and May 29, 2021:

	Thirteen Week Period Ended
	May 28, 2022	May 29, 2021
Operating lease cost	$159,845	$169,494
Financing lease cost:
Amortization of right-of-use asset	809	1,011
Interest on long-term finance lease liabilities	501	568
Total finance lease costs	$1,310	$1,579
Short-term lease costs	457	1,099
Variable lease costs	42,645	46,038
Less: sublease income	(3,223)	(3,343)
Net lease cost	$201,034	$214,867

Supplemental cash flow information related to leases for the thirteen week periods ended May 28, 2022 and May 29, 2021:

	Thirteen Week Period Ended
	May 28, 2022	May 29, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$175,414	$176,591
Operating cash flows paid for interest portion of finance leases	501	568
Financing cash flows paid for principal portion of finance leases	945	1,111
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	57,986	76,314
Finance leases	—	—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Supplemental balance sheet information related to leases as of May 28, 2022 and February 26, 2022 (in thousands, except lease term and discount rate):

	May 28,	February 26,
	2022	2022
Operating leases:
Operating lease right-of-use asset	$2,723,405	$2,813,535

Short-term operating lease liabilities	$574,392	$575,651
Long-term operating lease liabilities	2,526,607	2,597,090
Total operating lease liabilities	$3,100,999	$3,172,741

Finance leases:
Property, plant and equipment, net	$13,151	$13,950

Current maturities of long-term debt and lease financing obligations	$5,016	$5,544
Lease financing obligations, less current maturities	14,392	14,830
Total finance lease liabilities	$19,408	$20,374
Weighted average remaining lease term
Operating leases	7.5	7.7
Finance leases	8.7	8.7

Weighted average discount rate
Operating leases	6.0%	6.0%
Finance leases	9.8%	10.0%

The following table summarizes the maturity of lease liabilities under finance and operating leases as of May 28, 2022:

	May 28, 2022
	Finance	Operating
Fiscal year	Leases	Leases (1)	Total
2023 (remaining forty weeks)	$6,065	$519,021	$525,086
2024	4,234	647,443	651,677
2025	3,149	554,618	557,767
2026	2,367	465,409	467,776
2027	1,500	383,097	384,597
Thereafter	12,048	1,302,201	1,314,249
Total lease payments	29,363	3,871,789	3,901,152
Less: imputed interest	(9,955)	(770,790)	(780,745)
Total lease liabilities	$19,408	$3,100,999	$3,120,407
(1)	– Future operating lease payments have not been reduced by minimum sublease rentals of $34 million due in the future under noncancelable leases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

During the thirteen week period ended May 28, 2022, the Company did not enter into any sale-leaseback transactions. During the thirteen week period ended May 29, 2021, the Company sold two owned and operating stores to independent third parties. Net proceeds from the sales were $7,456 for the thirteen week period ended May 29, 2021. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over a minimum lease term of 15 years. The Company accounted for these leases as operating lease right-of-use assets and corresponding operating lease liabilities in accordance with the Lease Standard. The transaction resulted in a gain of $3,688 which is included in the gain on sale of assets, net for the thirteen week period ended May 29, 2021.

The Company has additional capacity under its outstanding debt agreements to enter into additional sale-leaseback transactions.

13. Retirement Plans

Net periodic pension expense for the thirteen week periods ended May 28, 2022 and May 29, 2021, for the Company’s defined benefit plan includes the following components:

	Defined Benefit
	Pension Plan
	Thirteen Week Period Ended
	May 28,	May 29,
	2022	2021
Service cost	$107	$128
Interest cost	1,264	1,232
Expected return on plan assets	(1,402)	(1,313)
Amortization of unrecognized net loss	—	123
Net periodic pension expense	$(31)	$170

During the thirteen week period ended May 28, 2022 the Company contributed $0 to the Defined Benefit Pension Plan. During the remainder of fiscal 2023, the Company expects to contribute $0 to the Defined Benefit Pension Plan.

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

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company’s chief operating decision makers are its Chief Executive Officer, Chief Financial Officer and several other members of the Executive Leadership Team, (collectively the “CODM”). The CODM has ultimate responsibility for enterprise decisions. The CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Retail Pharmacy segment and the Pharmacy Services segment. The Retail Pharmacy and Pharmacy Services segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. The CODM relies on internal management reporting that analyzes enterprise results on certain key performance indicators, namely, revenues, gross profit, and Adjusted EBITDA.

The following is balance sheet information for the Company’s reportable segments:

	Retail	Pharmacy
	Pharmacy	Services	Eliminations(1)	Consolidated
May 28, 2022:
Total Assets	$6,101,168	$2,464,224	$(15,619)	$8,549,773
Goodwill	43,492	835,644	—	879,136
February 26, 2022:
Total Assets	$6,068,594	$2,482,232	$(21,823)	$8,529,003
Goodwill	43,492	835,644	—	879,136
(1)	As of May 28, 2022 and February 26, 2022, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $0 against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $15,619 and $21,823, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the thirteen week periods ended May 28, 2022 and May 29, 2021:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
May 28, 2022:
Revenues	$4,345,356	$1,725,857	$(56,630)	$6,014,583
Gross Profit	1,097,357	99,372	—	1,196,729
Adjusted EBITDA(2)	73,682	26,448	—	100,130
Additions to property and equipment and intangible assets	78,551	6,873	—	85,424
May 29, 2021:
Revenues	$4,351,682	$1,872,282	$(62,979)	$6,160,985
Gross Profit	1,169,934	114,941	—	1,284,875
Adjusted EBITDA(2)	94,914	43,963	—	138,877
Additions to property and equipment and intangible assets	60,893	3,707	—	64,600

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(2)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” in MD&A for additional details.

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the thirteen week periods ended May 28, 2022 and May 29, 2021:

	May 28,	May 29,
	2022	2021
	(13 weeks)	(13 weeks)
Net loss	$(110,191)	$(13,057)
Interest expense	48,119	49,121
Income tax expense	3,497	780
Depreciation and amortization	70,073	75,859
LIFO credit	—	(3,993)
Facility exit and impairment charges	66,571	8,831
Loss on debt retirements, net	—	396
Merger and Acquisition-related costs	—	3,886
Stock-based compensation expense	3,334	2,811
Restructuring-related costs	22,646	5,932
Inventory write-downs related to store closings	7,955	472
Litigation and other contractual settlements	18,271	14,000
Gain on sale of assets, net	(29,196)	(6,558)
Other	(949)	397
Adjusted EBITDA	$100,130	$138,877

15. Commitments, Contingencies and Guarantees

Legal Matters and Regulatory Proceedings

The Company is regularly involved in a variety of legal matters including arbitration, litigation (and related settlement discussions), audits by counter parties under our contracts, and other claims, and is subject to regulatory proceedings including audits, inspections, inquiries, investigations, and similar actions by health care, insurance, pharmacy, tax and other governmental authorities arising in the ordinary course of its business, including, without limitation, the matters described below. Substantial damages are sought from the Company in virtually all of these matters. The Company records accruals for outstanding legal matters and applicable regulatory proceedings when it believes it is probable that a loss has been incurred, and the amount can be reasonably estimated. The Company evaluates on a quarterly basis, developments in legal matters and regulatory proceedings that could affect the amount of any existing accrual or that warrant an accrual. If a loss contingency is not both probable and estimable, the Company typically does not establish an accrued liability. With respect to the litigation and other legal proceedings described

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

below, the Company is unable to estimate the amount or range of reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties regarding such litigation and legal proceedings.

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

Employment Litigation.

The Company is currently a defendant in several lawsuits filed in courts in California that contain allegations regarding violations of the California Business and Professions Code, various California employment laws and regulations, industry wage orders, wage-and-hour laws, rules and regulations pertaining primarily to failure to pay overtime, failure to pay premiums for missed meals and rest periods, failure to provide accurate wage statements, and failure to reimburse business expenses (the “California Cases”). The Company also is defending a putative employment collective and class action filed in federal court in New York, which raises similar allegations in addition to others about the payment frequency for certain employees (the “New York Case”). Substantial damages are sought from the Company in virtually all of these matters. From time to time, one or more of these matters may be settled.

Some of the California Cases purport or may be determined to be class actions or representative actions under the California Private Attorneys General Act and seek substantial damages and penalties. In June 2021, the Company agreed to settle two of the California Cases in which the plaintiffs brought class-based claims alleging that they and all other similarly situated associates were not paid for time waiting for their bags to be checked. One set of cases involving store associates was settled for $9 million and has concluded, while the other involving distribution center associates was settled for $1.75 million and remains subject to court approval. On October 1, 2021, the Company agreed to settle for $12 million allegations made by a purported class of California store associates that it required such associates to purchase uniforms, and the matter has concluded. The Company has aggressively defended itself and challenged the merits of the lawsuits and, where applicable, allegations that the lawsuits should be certified as class or representative actions.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

On April 22, 2022, the arbitrator issued an Opinion and Final Award against the Company for breach of contract awarding Humana $122.6 million, which includes $40.7 million in prejudgment interest (the “Arbitration Award”). The Company believes that the Arbitration Award contains a number of significant factual and legal errors. On June 20, 2022, the Company both opposed Humana’s effort to confirm the Arbitration Award and petitioned the United States District Court for Western District of Kentucky for vacatur of the Arbitration Award, as is its right under the Federal Arbitration Act (“FAA”). As such, the Company has determined that it is not probable that a loss has occurred.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Company overcharged for prescriptions by improperly reporting usual and customary prices that did not include Rx Savings Program pricing. The Company is defending a similar lawsuit filed in 2022 by WellCare in Florida state court.

Drug Utilization Review and Code 1 Litigation

In June 2012, qui tam plaintiff, Loyd F. Schmuckley (“Relator”) filed a complaint under seal against the Company alleging that it failed to comply with certain requirements of California’s Medicaid program between 2007 and 2014. In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California regarding (1) the Company’s Drug Utilization Review and prescription dispensing protocol; and (2) the dispensing of drugs designated as “Code 1” by the State of California. Specifically, the Relator alleged that the Company did not perform special verification and documentation for certain medications known as “Code 1” drugs. While the complaint remained under seal, the United States Department of Justice conducted an extensive investigation and ultimately declined to intervene. Although numerous states declined to intervene, in September 2017, the State of California filed a complaint in intervention. The Company filed a motion to dismiss Relator’s and the State of California Department of Justice’s Bureau of Medical Fraud and Elder Abuse respective complaints in January 2018, the hearing was held on March 23, 2018. On September 5, 2018, the court issued an order denying the motion to dismiss. Substantial damages are sought from the Company in this matter. No trial date has been set and as discovery continues, the parties are participating in a mediation process.

Controlled Substances Litigation, Audits and Investigations

The Company, along with various other defendants, is named in multiple opioid-related lawsuits filed by counties, cities, municipalities, Native American tribes, hospitals, third-party payers, and others across the United States. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation (“JPML”) consolidated and transferred more than a thousand federal opioid-related lawsuits that name the Company as a defendant to the multi-district litigation (“MDL”) pending in the United States District Court for the Northern District of Ohio under In re National Prescription Opiate Litigation (Case No. 17-MD-2804). A significant number of similar cases that are not part of the MDL and name the Company as a defendant are also pending in state courts. On June 1, 2022, the JPML ordered that newly filed cases will no longer be transferred to the MDL. The plaintiffs in these opioid-related lawsuits generally allege claims that include public nuisance and negligence theories of liability resulting from the impacts of widespread opioid abuse against defendants along the pharmaceutical supply chain, including manufacturers, wholesale distributors, and retail pharmacies. At this stage of the proceedings, the Company is not able to predict the outcome of the opioid-related lawsuits in which it remains a defendant or estimate a potential range of loss regarding the lawsuits, and is defending itself against all relevant claims. From time to time, some of these cases may be settled, dismissed or otherwise terminated, and additional such cases may be filed.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended May 28, 2022 and May 29, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

Miscellaneous Litigation and Investigations.

The U.S. Securities and Exchange Commission (“SEC”) is investigating trading in the Company’s securities that occurred in or around January 2017, and has subpoenaed information from the Company and certain employees in connection with that investigation. The Company is cooperating with the SEC in this matter. The Company has received a CID and requests for information with respect to consumer protection laws. The Company is also defending a lawsuit asserting numerous claims based on allegations surrounding the Company’s use of a certain font including in the Company’s rebranded logo.

16. Supplementary Cash Flow Data

	Thirteen Week Period Ended
	May 28, 2022	May 29, 2021
Cash paid for interest	$11,230	$12,813
Cash payments for income taxes, net	$13,290	$556
Equipment financed under capital leases	$—	$1,585
Gross borrowings from revolver	$860,000	$1,546,000
Gross repayments to revolver	$569,000	$1,507,000

Significant components of cash provided by Other Liabilities of $15,327 for the thirteen week period ended May 28, 2022 include cash provided from an increase in accruals relating to store closures and litigation matters.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results

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

Retail Pharmacy Segment

Our Retail Pharmacy segment sells brand and generic prescription drugs and provides various other pharmacy services, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our over 2,300 retail pharmacy locations across 17 states and through our e-commerce platform available at www.riteaid.com. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmaceutical Purchasing and Delivery Agreement with McKesson, and the majority of our front-end products through our network of distribution centers.

Pharmacy Services Segment

Our Pharmacy Services segment provides a fully integrated suite of PBM offerings including technology solutions, mail delivery services, specialty pharmacy, network and rebate administration, claims adjudication and pharmacy discount programs. Elixir also provides prescription discount programs and Medicare Part D insurance offerings for individuals and groups. Elixir provides services to various clients across its different lines of business, including major health plans, commercial employers, labor groups and state and local governments, representing approximately 2.3 million covered lives, including approximately 0.7 million covered lives through our Medicare Part D insurance offerings. Elixir continues to focus its efforts and offerings to its target market of small to mid-market employers, labor unions and regional health plans, including provider-led health plans and government sponsored Medicaid and Medicare plans.

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

The COVID-19 pandemic had a significant impact on our operating results for the thirteen week periods ended May 28, 2022 and May 29, 2021 and will continue to have an impact on several factors underlying our operating results in fiscal 2023. Those factors include the number of individuals that receive a COVID-19 vaccine or booster; demand for COVID-19 testing; the timing and extent to which elective procedures return to pre-pandemic levels; the demand for flu and other immunizations and the length and severity of the upcoming cough, cold and flu season.

Overview of Financial Results

Our net loss for the thirteen week period ended May 28, 2022 was $110.2 million or $2.03 per basic and diluted share compared to a net loss of $13.1 million or $0.24 per basic and diluted share for the thirteen week period ended May 29, 2021. The increase in net loss for the thirteen week period ended May 28, 2022 was due primarily to higher facility exit and impairment charges driven by the Company’s previously announced store closure decisions and a decrease in Adjusted EBITDA. These items were partially offset by an increase in gain on sale of assets resulting from script file sales of certain of the store closures.

Our Adjusted EBITDA for the thirteen week period ended May 28, 2022 was $100.1 million or 1.7% of revenues compared to $138.9 million or 2.3% of revenues for the thirteen week period ended May 29, 2021. The decrease in Adjusted EBITDA for the thirteen week period ended May 28, 2022 was due to declines in both the Retail Pharmacy segment and the Pharmacy Services segment. Adjusted EBITDA decreased $21.2 million in the Retail Pharmacy segment due primarily to a decrease in gross profit, partially offset by a decrease in Adjusted EBITDA selling, general and administrative expenses of $40.5 million. Adjusted EBITDA in the Pharmacy Services segment decreased $17.5 million due primarily to the decline in revenues associated with lost clients and an increase in the medical loss ratio at EI, partially offset by higher retained rebates from our new rebate aggregation arrangement.

Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 28,	May 29,
	2022	2021

	(dollars in thousands except per share amounts)
Revenues(a)	$6,014,583	$6,160,985
Revenue (decline) growth	(2.4)%	2.2%
Net loss	$(110,191)	$(13,057)
Net loss per diluted share	$(2.03)	$(0.24)
Adjusted EBITDA(b)	$100,130	$138,877
Adjusted Net (Loss) Income (b)	$(32,829)	$20,934
Adjusted Net (Loss) Income per Diluted Share(b)	$(0.60)	$0.38
(a)	Revenues for the thirteen week periods ended May 28, 2022 and May 29, 2021 exclude $56,630 and $62,979, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 2.4% for the thirteen weeks ended May 28, 2022, compared to an increase of 2.2% for the thirteen weeks ended May 29, 2021. Revenues for the thirteen week period ended May 28, 2022 were impacted by a $6.3 million decrease in Retail Pharmacy segment revenues and a $146.4 million decrease in Pharmacy Services segment revenues.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended
	May 28,	May 29,
	2022	2021

	(dollars in thousands)
Cost of revenues(a)	$4,817,854	$4,876,110
Gross profit	1,196,729	1,284,875
Gross margin	19.9%	20.9%
Selling, general and administrative expenses	$1,217,929	$1,245,362
Selling, general and administrative expenses as a percentage of revenues	20.2%	20.2%
Facility exit and impairment charges	66,571	8,831
Interest expense	48,119	49,121
Loss on debt retirements, net	—	396
Gain on sale of assets, net	(29,196)	(6,558)
(a)	Cost of revenues for the thirteen week periods ended May 28, 2022 and May 29, 2021 exclude $56,630 and $62,979, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit decreased by $88.1 million for the thirteen week period ended May 28, 2022 compared to the thirteen week period ended May 29, 2021. Gross profit for the thirteen week period ended May 28, 2022 includes a decrease of $72.5 million in our Retail Pharmacy segment and a decrease of $15.6 million in our Pharmacy Services segment. Gross margin was 19.9% for the thirteen week period ended May 28, 2022 compared to 20.9% for the thirteen week period ended May 29, 2021. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A decreased by $27.4 million for the thirteen week period ended May 28, 2022, compared to the thirteen week period ended May 29, 2021. The decrease in SG&A for the thirteen week period ended May 28, 2022 includes a decrease of $38.8 million relating to our Retail Pharmacy segment, partially offset by an increase of $11.4 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week
	Period Ended
	May 28,	May 29,
	2022	2021
Impairment charges	$35,036	$4,313
Facility exit charges	31,535	4,518
	$66,571	$8,831

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results—Facility Exit and Impairment Charges” included in our Fiscal 2022 10-K for a detailed description of our impairment and lease termination methodology.

Interest Expense

Interest expense was $48.1 million and $49.1 million for the thirteen week periods ended May 28, 2022 and May 29, 2021, respectively. The weighted average interest rate on our indebtedness for the thirteen week periods ended May 28, 2022 and May 29, 2021 was 5.6% and 5.3%, respectively.

Income Taxes

We recorded an income tax expense of $3.5 million and $0.8 million for the thirteen week periods ended May 28, 2022 and May 29, 2021, respectively. The effective tax rate for the thirteen week periods ended May 28, 2022 and May 29, 2021 was (3.3)% and (6.4)%, respectively. The effective tax rate for the thirteen week periods ended May 28, 2022 and May 29, 2021 was net of an adjustment of (37.6)% and (18.5)%, respectively, to adjust the valuation allowance against deferred tax assets.

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

We believe that it is reasonably possible that a decrease of up to $25.1 million in unrecognized tax benefits related to state exposures may be necessary in the next twelve months; however, management does not expect the change to have a material impact on the results of operations or the financial position of the Company.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $1,862.8 million and $1,822.7 million, which relates to federal and state deferred tax assets that may not be realized based on our future projections of taxable income at May 28, 2022 and February 26, 2022, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
May 28, 2022:
Revenues	$4,345,356	$1,725,857	$(56,630)	$6,014,583
Gross Profit	1,097,357	99,372	—	1,196,729
Adjusted EBITDA(*)	73,682	26,448	—	100,130
May 29, 2021:
Revenues	$4,351,682	$1,872,282	$(62,979)	$6,160,985
Gross Profit	1,169,934	114,941	—	1,284,875
Adjusted EBITDA(*)	94,914	43,963	—	138,877
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 28,	May 29,
	2022	2021

	(dollars in thousands)
Revenues	$4,345,356	$4,351,682
Revenue (decline) growth	(0.1)%	5.5%
Same store sales growth	4.6%	1.4%
Pharmacy sales growth	1.9%	14.1%
Same store prescription count growth, adjusted to 30-day equivalents	0.9%	11.2%
Same store pharmacy sales growth	6.6%	8.2%
Pharmacy sales as a % of total retail sales	70.8%	68.9%
Front-end sales decline	(4.6)%	(9.8)%
Same store front-end sales decline	(0.5)%	(12.0)%
Front-end sales as a % of total retail sales	29.2%	31.1%
Adjusted EBITDA(*)	$73,682	$94,914
Store data:
Total stores (beginning of period)	2,450	2,510
New stores	—	1
Store acquisitions	—	—
Closed stores	(89)	(5)
Total stores (end of period)	2,361	2,506
Relocated stores	1	—
Remodeled and expanded stores	2	6

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 0.1% for the thirteen weeks ended May 28, 2022 compared to an increase of 5.5% for the thirteen weeks ended May 29, 2021. The decrease in revenues for the thirteen week period ended May 28, 2022 was driven by a reduction in COVID vaccine and testing revenue as well as store closures, offset by an increase in non-COVID prescriptions.

Pharmacy same store sales increased by 6.6% for the thirteen week period ended May 28, 2022 compared to an increase of 8.2% in the thirteen week period ended May 29, 2021. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 0.9% for the thirteen week period ended May 28, 2022 driven primarily by an increase in non-COVID same store prescriptions of 3.7%, with same store maintenance prescriptions increasing 1.4% and other same store acute prescriptions increasing 11.9%.

Front-end same store sales decreased 0.5% during the thirteen week period ended May 28, 2022 compared to a decrease of 12.0% during the thirteen week period ended May 29, 2021. Front-end same store sales, excluding cigarettes and tobacco products, were flat. Front-end same store sales were driven by increases in over-the-counter products, offset by decreases in alcohol and seasonal sales, due to supply chain disruptions.

We include in same store sales all stores that have been open at least one year. Relocated and acquired stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended
	May 28,	May 29,
	2022	2021

	(dollars in thousands)
Cost of revenues	$3,247,999	$3,181,748
Gross profit	1,097,357	1,169,934
Gross margin	25.3%	26.9%
FIFO gross profit(*)	1,097,357	1,165,941
FIFO gross margin(*)	25.3%	26.8%
Selling, general and administrative expenses	1,117,214	1,156,039
Selling, general and administrative expenses as a percentage of revenues	25.7%	26.6%

(*)  See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased $72.5 million for the thirteen week period ended May 28, 2022 compared to the thirteen week period ended May 29, 2021. The decrease in gross profit was driven by the decline in COVID-19 vaccinations and testing. The gross profit headwind from reduced COVID related services was partially offset by an increase in prescriptions filled and improved front end gross margin.

Gross margin was 25.3% of sales for the thirteen week period ended May 28, 2022 compared to 26.9% of sales for the thirteen week period ended May 29, 2021. The decline in gross margin as a percentage of revenues is due primarily to the reduction in COVID-19 vaccinations and testing.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $0 for the thirteen week period ended May 28, 2022, compared to LIFO credits of $4.0 million for the thirteen week period ended May 29, 2021. The reduction in LIFO credits in the thirteen week period ended May 28, 2022 was mostly due to higher anticipated front-end inflation in fiscal 2023.

Selling, General and Administrative Expenses

SG&A expenses decreased $38.8 million for the thirteen week period ended May 28, 2022 due primarily to lower payroll, occupancy and other operating costs due to store closures and cost control initiatives. SG&A expenses as a percentage of revenues for the thirteen week period ended May 28, 2022 was 25.7% compared to 26.6% for the thirteen week period ended May 29, 2021. The decrease is due primarily to the items noted above.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	May 28,	May 29,
	2022	2021

	(dollars in thousands)
Revenues	$1,725,857	$1,872,282
Revenue decline	(7.8)%	(5.3)%
Adjusted EBITDA(*)	$26,448	$43,963

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased $146.4 million for the thirteen week period ended May 28, 2022 compared to the thirteen week period ended May 29, 2021. The decrease in revenues was primarily the result of a planned decrease in EI membership and a previously announced client loss due to industry consolidation, offset by higher retained rebates from our new rebate aggregation arrangement and increased utilization of higher cost drugs.

Costs and Expenses

	Thirteen Week Period Ended
	May 28,	May 29,
	2022	2021

	(dollars in thousands)
Cost of revenues	$1,626,485	$1,757,341
Gross profit	99,372	114,941
Gross margin	5.8%	6.1%
Selling, general and administrative expenses	100,715	89,323
Selling, general and administrative expenses as a percentage of revenues	5.8%	4.8%

Gross Profit and Cost of Revenues

Gross profit decreased $15.6 million for the thirteen week period ended May 28, 2022 compared to the thirteen week period ended May 29, 2021. The decrease in gross profit is primarily due to the decline in revenues associated with lost clients, as discussed above, and an increase in the medical loss ratio at EI, partially offset by higher retained rebates from our new rebate aggregation arrangement.

Gross margin was 5.8% of sales for the thirteen week period ended May 28, 2022 compared to 6.1% of sales for the thirteen week period ended May 29, 2021. The decline in gross margin is due primarily to the items noted above.

Selling, General and Administrative Expenses

SG&A expenses increased $11.4 million for the thirteen week period ended May 28, 2022 compared to the thirteen week period ended May 29, 2021 due primarily to increased litigation and other contractual settlements related to manufacturer audit disputes from the former rebate aggregation business and restructuring expenses, partially offset by further consolidation of administrative functions. SG&A expenses as a percentage of revenue was 5.8% for the thirteen week period ended May 28, 2022 compared to 4.8% for the thirteen week period ended May 29, 2021. The increase in the thirteen week period selling, general and administrative expenses as a percentage of revenues is due primarily to the items noted above and the loss of sales volume.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our revolving credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of May 28, 2022 was $1,709.5 million, which consisted of revolver borrowing capacity of $1,672.3 million and invested cash of $37.2 million.

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

Our borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At May 28, 2022, we had approximately $1,350.0 million of borrowings outstanding under the Amended Facilities and had letters of credit outstanding under the Senior Secured Revolving Credit Facility in a face amount of approximately $127.7 million, which resulted in remaining borrowing capacity under the Senior Secured Revolving Credit Facility of $1,672.3 million. If at any time the total credit exposure outstanding under the Senior Secured Revolving Credit Facility exceeds the borrowing base, we will be required to repay amounts outstanding to eliminate such shortfall.

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

The Amended Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200.0 million or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of May 28, 2022, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the Amended Credit Agreement’s financial covenant. The Amended Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

The indentures that govern our unsecured notes and secured notes contain restrictions on the amount of additional secured and unsecured debt that we may incur. As of May 28, 2022, we had the ability to issue additional secured and unsecured debt under the indentures governing our unguaranteed unsecured notes, including the ability to draw the full amount of our Senior Secured Revolving Credit Facility and enter into certain sale and leaseback transactions.

Guarantor Summarized Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q, have guaranteed our obligations under the 6.125% Notes, the 7.500% Notes and the 8.00% Notes (collectively, the "Guaranteed Notes"). As discussed in Note 11 to the condensed consolidated financial statements, the Guaranteed Notes were issued by us, as the parent company, and are guaranteed by substantially all of the parent company’s consolidated subsidiaries (the “guarantors” or “Subsidiary Guarantors”) except for EI (the “non-guarantor”). The parent company and guarantors are referred to as the “obligor group”. The Subsidiary Guarantors fully and unconditionally and jointly and severally guarantee the Guaranteed Notes. The 6.125% Notes and the obligations under the related guarantees are unsecured. The 7.500% Notes, the 8.00% Notes and the obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and other collateral to the extent it does not constitute ABL priority collateral (as defined below), and (ii) a second-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivables, payment intangibles, inventory, prescription files (including eligible script lists) and, intellectual property (prior to the repayment of the Senior Secured Term Loan) (collectively, the “ABL priority collateral”), which, in each case, also secure the Amended Facilities.

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

	May 28,	February 26,
In millions	2022	2022
Due from EI	$95.7	$26.5
Other current assets	3,361.0	3,314.9
Total current assets	$3,456.7	$3,341.4

Operating lease right-of-use assets	$2,723.4	$2,813.5
Goodwill	879.1	879.1
Other noncurrent assets	1,417.6	1,428.8
Total noncurrent assets	$5,020.1	$5,121.4

Due to EI	$—	$—
Other current liabilities	2,779.4	2,891.1
Total current liabilities	$2,779.4	$2,891.1

Long-term debt less current maturities	$3,026.5	$2,733.0
Long-term operating lease liabilities	2,526.6	2,597.1
Other noncurrent liabilities	152.7	142.7
Total noncurrent liabilities	$5,705.8	$5,472.8

Thirteen Week Period Ended
In millions	May 28, 2022
Revenues (a)	$5,877.8
Cost of revenues (b)	4,682.1
Gross profit	1,195.7

Net loss	$(105.8)

Net loss attributable to Rite Aid	$(110.2)
(a)	Includes $36.1 million of revenues generated from the non-guarantor for the thirteen week period ended May 28, 2022.
(b)	Includes $36.0 million of cost of revenues incurred in transactions with the non-guarantor for the thirteen week period ended May 28, 2022.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash used in operating activities was $252.2 million compared to cash provided by operating activities of $13.9 million for the thirteen week periods ended May 28, 2022 and May 29, 2021, respectively. Operating cash flow was negatively impacted by the build of the CMS receivable, increases in rebates receivable and timing of accounts payable payments.

Cash used in investing activities was $54.6 million and $54.7 million for the thirteen week periods ended May 28, 2022 and May 29, 2021, respectively. During the thirteen week period ended May 28, 2022, we spent $73.2 million on the purchase of property, plant and equipment, $12.2 million on prescription file purchases and received proceeds of $30.8 million from prescription file sales driven by our store closures.

Cash flow provided by financing activities was $323.2 million compared to cash used by financing activities of $1.6 million for the thirteen week periods ended May 28, 2022 and May 29, 2021, respectively. Cash provided by financing activities for the thirteen weeks ended May 28, 2022 reflects incremental revolver borrowings and the change in our zero balance accounts due to timing of payments.

Capital Expenditures

During the thirteen week periods ended May 28, 2022 and May 29, 2021 capital expenditures were as follows:

	Thirteen Week Period Ended
	May 28,	May 29,
	2022	2021

New store construction, store relocation and store remodel projects	$11,775	$33,294
Technology enhancements, improvements to distribution centers and other corporate requirements	61,401	25,870
Purchase of prescription files from other retail pharmacies	12,248	5,436
Total capital expenditures	$85,424	$64,600

The Company anticipates incurring approximately $250,000 of capital expenditures during fiscal 2023.

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions, including those resulting from COVID-19 or a decline in the overall economy; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolver and other sources of liquidity will be adequate to meet our requirements for working capital, debt service, capital expenditures and other strategic investments at least for the next twelve months. Based on our liquidity position, which we expect to remain strong, we do not expect to be subject to the minimum fixed charge covenant in the Amended Facilities in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances, and we may evaluate alternative sources of liquidity, including further opportunities related to any receivable due to us from CMS, sale and leaseback transactions, and other transactions to optimize our asset base. From time to time, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for shares of common stock or other debt securities (including additional secured debt), issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, including our recent cash tender offers whereby we purchased $150.0 million of certain of our outstanding series of senior notes as announced on June 13, 2022, or seek to refinance our outstanding debt (including the Amended Facilities) or may otherwise seek transactions to reduce interest expense and extend debt maturities. We may also look to make additional investments in our business to further our strategic objectives, including targeted acquisitions or other transactions to optimize our asset base. Any of these transactions could impact our financial results, including additional changes or realization of cancellation of indebtedness-income.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results—Critical Accounting Policies and Estimates” included in our Fiscal 2022 10-K, which we filed with the SEC on April 25, 2022.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results” included in our Fiscal 2022 10-K.

Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), charges or credits for facility closing and impairment, goodwill and intangible asset impairment charges, inventory write-downs related to store closings, gains or losses on debt modifications and retirements, and other items (including stock-based compensation expense, merger and acquisition-related costs, non-recurring litigation and other contractual settlements, severance, restructuring-related costs and costs related to facility closures, gain or loss on sale of assets and the loss on Bartell acquisition). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors. In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the thirteen week periods ended May 28, 2022 and May 29, 2021:

	Thirteen Week Period Ended
	May 28,	May 29,
	2022	2021

	(dollars in thousands)
Net loss	$(110,191)	$(13,057)
Interest expense	48,119	49,121
Income tax expense	3,497	780
Depreciation and amortization	70,073	75,859
LIFO credit	—	(3,993)
Facility exit and impairment charges	66,571	8,831
Loss on debt retirements, net	—	396
Merger and Acquisition‑related costs	—	3,886
Stock-based compensation expense	3,334	2,811
Restructuring-related costs	22,646	5,932
Inventory write-downs related to store closings	7,955	472
Litigation and other contractual settlements	18,271	14,000
Gain on sale of assets, net	(29,196)	(6,558)
Other	(949)	397
Adjusted EBITDA	$100,130	$138,877

The following is a reconciliation of our net income (loss) to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share for the thirteen week periods ended May 28, 2022 and May 29, 2021. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, non-recurring litigation and other contractual settlements, gains or losses on debt modifications and retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, restructuring-related costs, and the loss on Bartell acquisition. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods.

	Thirteen Week Period Ended
	May 28,	May 29,
	2022	2021

	(dollars in thousands)
Net loss	$(110,191)	$(13,057)
Add back - Income tax expense	3,497	780
Loss before income taxes	(106,694)	(12,277)
Adjustments:
Amortization expense	20,626	20,460
LIFO credit	—	(3,993)
Loss on debt retirements, net	—	396
Merger and Acquisition‑related costs	—	3,886
Restructuring-related costs	22,646	5,932
Litigation and other contractual settlements	18,271	14,000
Adjusted (loss) income before income taxes	(45,151)	28,404
Adjusted income tax (benefit) expense (a)	(12,322)	7,470
Adjusted net (loss) income	$(32,829)	$20,934
Net loss per diluted share	$(2.03)	$(0.24)
Adjusted net (loss) income per diluted share	$(0.60)	$0.38

(a)	The fiscal year 2023 and 2022 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL’s, state credits and valuation allowance, was used for the thirteen weeks ended May 28, 2022 and May 29, 2021, respectively.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of May 28, 2022.

								Fair Value at
	2023	2024	2025	2026	2027	Thereafter	Total	May 28, 2022

	(Dollars in thousands)
Long-term debt, including current portion, excluding financing lease obligations
Fixed Rate	$—	$—	$—	$600,000	$1,087,304	$29,001	$1,716,305	$1,327,190
Average Interest Rate	0.00%	0.00%	0.00%	7.50%	7.93%	6.88%	7.76%
Variable Rate	$—	$—	$—	$—	$1,350,000	$—	$1,350,000	$1,350,000
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	2.43%	0.00%	2.43%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of May 28, 2022, our annual interest expense would change by approximately $13.5 million.

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

ITEM 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I — Item 1A. Risk Factors” in our Fiscal 2022 10-K, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of common stock during the first quarter of fiscal 2023.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced	Purchased under the
Fiscal period:	Repurchased	Per Share	Plans or Programs	Plans or Programs
February 27, 2022 to March 26, 2022	50	$9.05	—	—
March 27 to April 23, 2022	13	$7.46	—	—
April 24 to May 28, 2022	—	$—	—	—

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

(a)	The following exhibits are filed as part of this report.

Exhibit Numbers		Description	Incorporation By Reference To
2.1	**	Amended and Restated Asset Purchase Agreement, dated September 18, 2017, among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Walgreen Co.	Exhibit 2.1 to Form 8-K, filed on September 19, 2017
2.2		Receivable Purchase Agreement, dated as of August 12, 2021, by and between Envision Insurance Company and Part D Receivable Trust 2020-1 (Series D)	Exhibit 2.1 to Form 8-K, filed on August 13, 2021
2.3		Indemnity Agreement, dated as of August 12, 2021 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series D)	Exhibit 2.2 to Form 8-K, filed on August 13, 2021

Exhibit Numbers	Description	Incorporation By Reference To
2.4	Receivable Purchase Agreement, dated as of January 24, 2022 February 19, 2020, by and between Envision Insurance Company and Part D Receivable Trust 2020-1 (Series E)	Exhibit 2.1 to Form 8-K, filed on January 24, 2022
2.5	Indemnity Agreement, dated as of January 24, 2022 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series D)	Exhibit 2.2 to Form 8-K, filed on January 24, 2022
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 8-K, filed on April 18, 2019
3.2	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on April 17, 2020
4.1	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
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

Exhibit 4.13 to Form 10-Q filed on October 5, 2021

Exhibit Numbers		Description	Incorporation By Reference To
4.10

Supplemental Indenture, dated as of March 31, 2022, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of February 5, 2020, related to the Company's 7.500% Senior Secured Notes due 2025

Filed herewith
4.11

Supplemental Indenture, dated as of March 31, 2022, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 27, 2020, related to the Company’s 8.000% Senior Secured Notes due 2026

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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009

Exhibit Numbers		Description	Incorporation By Reference To
10.14	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Jocelyn Z. Konrad, dated as of March 12, 2019	Exhibit 10.32 to Form 10-Q, filed on July 11, 2019
10.15	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.16	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019	Exhibit 10.34 to Form 10-Q, filed on July 11, 2019
10.17	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017	Exhibit 10.35 to Form 10-Q, filed on July 11, 2019
10.18	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016	Exhibit 10.36 to Form 10-Q, filed on July 11, 2019
10.19	†	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001	Exhibit 10.37 to Form 10-Q, filed on July 11, 2019
10.20	†*	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.21	†**	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.22	†	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019	Exhibit 10.2 to Form 8-K, filed on August 12, 2019
10.23	†	Employment Agreement dated October 2, 2019 by and between Rite Aid Corporation and James Peters	Exhibit 10.1 to Form 8-K, filed on October 2, 2019
10.24	†	Employment Agreement by and between Rite Aid Corporation and Jessica Kazmaier, dated as of March 12, 2019	Exhibit 10.43 to Form 10-K filed on April 27, 2020
10.25	†	Amendment to Employment Agreement by and between Jessica Kazmaier, dated as of November 6, 2019	Exhibit 10.44 to Form 10-K filed on April 27, 2020
10.26	†	Employment Agreement by and between Justin Mennen, dated as of December 7, 2018	Exhibit 10.45 to Form 10-K filed on April 27, 2020
10.27	†	Amendment to Employment Agreement by and between Justin Mennen, dated November 6, 2019	Exhibit 10.46 to Form 10-K filed on April 27, 2020
10.28	†	Employment Agreement by and between Rite Aid Corporation and Andre Persaud, dated as of January 28, 2020	Exhibit 10.47 to Form 10-K filed on April 27, 2020
10.29	†	Employment Agreement by and between RxOptions, LLC and Dan Robson, dated as of December 12, 2019	Exhibit 10.48 to Form 10-K filed on April 27, 2020
10.30	†	Employment Agreement by and between Rite Aid Corporation and Paul D. Gilbert, as of July 29, 2020	Exhibit 10.46 to Form 10-Q filed on October 6, 2020
10.31	†*	Separation Agreement by and between Rite Aid Corporation and Dan Robson, as of January 27, 2021	Exhibit 10.32 to Form 10-K filed on April 27, 2021
10.32	†	Rite Aid Corporation Amended and Restated 2020 Omnibus Equity Plan	Appendix B-1 to Schedule 14A (Definitive Proxy Statement) filed on May 20, 2021
10.33	†	Form Award Agreement (Executive) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.2 to Form 8-K filed on July 8, 2020
10.34	†	Form Award Agreement (Non-employee Director) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.3 to Form 8-K filed on July 8, 2020
10.35		Separation Agreement by and between Rite Aid Corporation and Jocelyn Konrad, dated as of March 7, 2022	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
10.36	Separation Agreement by and between Rite Aid Corporation and James Peters, as of March 7, 2022	Filed herewith
22	List of Subsidiary Guarantors	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

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

Date: July 6, 2022	RITE AID CORPORATION

	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Executive Vice President and Chief Financial Officer

Date: July 6, 2022	By:	/s/ BRIAN T. HOOVER
Brian T. Hoover
Senior Vice President and Chief Accounting Officer