Form 10-Q
period 2022-08-27
RITE AID CORP
filed 2022-10-05
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-5742

RITE AID CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1614034 (I.R.S. Employer Identification No.)

1200 Intrepid Avenue, 2nd Floor, Philadelphia, Pennsylvania (Address of principal executive offices)	19112 (Zip Code)

Registrant’s telephone number, including area code: (717) 761-2633.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report):

30 Hunter Lane,

Camp Hill, Pennsylvania 17011

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

The registrant had 56,535,449 shares of its $1.00 par value common stock outstanding as of September 24, 2022.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	the impact of widespread health developments, including the continued impact of the global coronavirus (“COVID-19”) pandemic, the changing consumer behavior and preferences (including preferred shopping locations, vaccine hesitancy and the emergence of new variants), and the impact of those factors on the broader economy, financial and labor markets, wages, availability and access to credit and capital, our front-end and pharmacy operations and services, supply chain challenges including shipping delays, container and trucker shortages, port congestion and other logistics problems, our associates and executive and administrative personnel, our third-party service providers (including suppliers, vendors and business partners), and customers. In addition, continued shortages of pharmacists, pharmacy technicians and other employee turnover in the markets in which we operate, may inhibit our ability to maintain store hours at preferred levels. Any of these developments could result in a material adverse effect on our business, financial conditions and results of operations;

●	our ability to successfully implement our RxEvolution strategy, attract and retain a sufficient number of our target consumers, integrate operations such as Elixir and any acquisitions, implement and integrate information technology and digital services, obtain permits required for store remodels, and improve the operating performance of our stores and pharmacy benefit management (“PBM”) operations;

●	our high level of indebtedness, the ability to refinance such indebtedness on acceptable terms (including the impact of rising interest rates, market volatility, and continuing actions by the United States Federal Reserve), and our ability to satisfy our obligations and the other covenants contained in our debt agreements;

●	the nature, cost, impact and outcome of pending and future litigation, other legal or regulatory proceedings, or governmental investigations and actions, including those related to opioids, “usual and customary” pricing, business practices, or other matters;

●	general competitive, economic, industry, market, political (including healthcare reform) and regulatory conditions, including continued impacts of inflation or other pricing environment factors on our costs, liquidity and our ability to pass on price increases to our customers, including as a result of inflationary and deflationary pressures, a decline in consumer spending or deterioration in consumer financial position, whether due to inflation or other factors, as well as other factors specific to the markets in which we operate;

●	the severity and resulting impact of the cough, cold and flu season;

●	the impact on retail pharmacy business as PBM payors incent or mandate movement away from retail pharmacies to PBM mail order pharmacies;

●	our ability to achieve the benefits of our efforts to reduce the costs of our generic drugs;

●	the risk that changes in federal or state laws or regulations, including to those relating to labor or wages, the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection or the Affordable Care Act (or “ACA”), and decisions of agencies and courts including the United States Supreme Court regarding those and other matters relevant to the Company or its operations, and any regulations enacted thereunder may occur;

●	the impact of the loss of one or more major third party payor contracts and the risk that providers and state contract changes may occur;

●	the risk that we may need to take further impairment charges if our future results do not meet our expectations;

●	our ability to sell our Centers of Medicare and Medicaid Services (“CMS”) receivables, in whole or in part, and on reasonably available terms, which could negatively impact our liquidity and leverage ratio if we do not consummate a sale;

●	our ability to grow prescription count, realize front-end sales growth, and improve and grow the operations of our PBM;

●	our ability to achieve cost savings and the other benefits of our organizational restructuring within our anticipated timeframe, if at all;

●	decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

●	our ability to manage expenses, our liquidity and our investments in working capital;

●	the continued impact of gross margin pressure in the PBM industry due to continued consolidation and client demand for lower prices while providing enhanced service offerings;

●	risks related to breaches of our (or our vendors’) information or payment systems or unauthorized access to confidential or personal information of our associates or customers;

●	our ability to maintain our current pharmacy services business and obtain new pharmacy services business, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations and the risk that we cannot meet client guarantees;

●	our ability to manage our Medicare Part D Plan medical loss ratio (“MLR”) and meet the financial obligations of the plan;

●	the risk that we could experience deterioration in our current Star rating with the CMS or incur CMS penalties and/or sanctions;

●	the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

●	changes in future exchange or interest rates (including the impact on our variable rate indebtedness) or credit ratings, changes in tax laws, regulations, rates and policies; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results” included herein and in our Annual Report on Form 10-K for the fiscal year ended February 26, 2022 (the “Fiscal 2022 10-K”), which we filed with the SEC on April 25, 2022, and our Quarterly Report on Form 10-Q for the thirteen weeks ended May 28, 2022, which we filed on July 6, 2022, as well as in “Part I – Item 1A. Risk Factors” of the Fiscal 2022 10-K. To the extent that COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the risk factors described herein and in our Fiscal 2022 10-K.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	August 27,	February 26,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$46,808	$39,721
Accounts receivable, net	1,564,388	1,343,496
Inventories, net of LIFO reserve of $497,294 and $487,173	2,026,216	1,959,389
Prepaid expenses and other current assets	103,452	106,749
Total current assets	3,740,864	3,449,355
Property, plant and equipment, net	950,962	989,167
Operating lease right-of-use assets	2,679,500	2,813,535
Goodwill	626,936	879,136
Other intangibles, net	268,040	291,196
Deferred tax assets	13,938	20,071
Other assets	86,885	86,543
Total assets	$8,367,125	$8,529,003
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$5,581	$5,544
Accounts payable	1,511,673	1,571,261
Accrued salaries, wages and other current liabilities	729,561	780,632
Current portion of operating lease liabilities	571,952	575,651
Total current liabilities	2,818,767	2,933,088
Long-term debt, less current maturities	3,222,655	2,732,986
Long-term operating lease liabilities	2,496,476	2,597,090
Lease financing obligations, less current maturities	14,009	14,830
Other noncurrent liabilities	151,616	151,976
Total liabilities	8,703,523	8,429,970
Commitments and contingencies	—	—
Total stockholders’ (deficit) equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 56,580 and 55,752	56,580	55,752
Additional paid-in capital	5,915,521	5,910,299
Accumulated deficit	(6,293,062)	(5,851,581)
Accumulated other comprehensive loss	(15,437)	(15,437)
Total stockholders’ (deficit) equity	(336,398)	99,033
Total liabilities and stockholders’ (deficit) equity	$8,367,125	$8,529,003

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	August 27, 2022	August 28, 2021
Revenues	$5,901,069	$6,113,000
Costs and expenses:
Cost of revenues	4,746,574	4,867,076
Selling, general and administrative expenses	1,193,553	1,267,753
Facility exit and impairment charges	45,845	11,353
Goodwill and intangible asset impairment charges	252,200	—
Interest expense	52,533	48,592
(Gain) loss on debt modifications and retirements, net	(41,312)	2,839
(Gain) loss on sale of assets, net	(29,001)	12,378
	6,220,392	6,209,991
Loss before income taxes	(319,323)	(96,991)
Income tax expense	11,967	3,310
Net loss	$(331,290)	$(100,301)
Computation of loss attributable to common stockholders:
Net loss attributable to common stockholders—basic and diluted	$(331,290)	$(100,301)

Basic and diluted loss per share	$(6.07)	$(1.86)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	August 27, 2022	August 28, 2021
Net loss	$(331,290)	$(100,301)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	—	123
Total other comprehensive income	—	123
Comprehensive loss	$(331,290)	$(100,178)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	August 27, 2022	August 28, 2021
Revenues	$11,915,652	$12,273,985
Costs and expenses:
Cost of revenues	9,564,428	9,743,186
Selling, general and administrative expenses	2,411,482	2,513,115
Facility exit and impairment charges	112,416	20,184
Goodwill and intangible asset impairment charges	252,200	—
Interest expense	100,652	97,713
(Gain) loss on debt modifications and retirements, net	(41,312)	3,235
(Gain) loss on sale of assets, net	(58,197)	5,820
	12,341,669	12,383,253
Loss before income taxes	(426,017)	(109,268)
Income tax expense	15,464	4,090
Net loss	$(441,481)	$(113,358)
Computation of loss attributable to common stockholders:
Net loss attributable to common stockholders—basic and diluted	$(441,481)	$(113,358)

Basic and diluted loss per share	$(8.11)	$(2.10)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 27, 2022	August 28, 2021
Net loss	$(441,481)	$(113,358)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	—	246
Change in fair value of interest rate cap	—	27
Total other comprehensive income	—	273
Comprehensive loss	$(441,481)	$(113,085)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE FEBRUARY 26, 2022	55,752	$55,752	$5,910,299	$(5,851,581)	$(15,437)	$99,033
Net loss				(110,191)		(110,191)
Other comprehensive loss:
Comprehensive loss						(110,191)
Issuance of restricted stock	61	61	(61)			—
Exchange of restricted shares for taxes	(63)	(63)	(490)			(553)
Cancellation of restricted stock	(127)	(127)	127			—
Amortization of restricted stock balance			3,324			3,324
Stock-based compensation expense			201			201
Amortization of performance-based incentive plans			(190)			(190)
BALANCE MAY 28, 2022	55,623	55,623	5,913,210	(5,961,772)	(15,437)	(8,376)
Net loss				(331,290)		(331,290)
Other comprehensive loss:
Comprehensive loss						(331,290)
Issuance of restricted stock	1,141	1,141	(1,141)			—
Exchange of restricted shares for taxes	(182)	(182)	(1,284)			(1,466)
Cancellation of restricted stock	(2)	(2)	2			—
Amortization of restricted stock balance			3,323			3,323
Stock-based compensation expense			111			111
Amortization of performance-based incentive plans			1,300			1,300
BALANCE AUGUST 27, 2022	56,580	$56,580	$5,915,521	$(6,293,062)	$(15,437)	$(336,398)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

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

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	August 27, 2022	August 28, 2021
Operating activities:
Net loss	$(441,481)	$(113,358)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	138,637	149,718
Facility exit and impairment charges	112,416	20,184
Goodwill and intangible asset impairment charges	252,200	—
LIFO charge (credit)	10,121	(7,986)
(Gain) loss on sale of assets, net	(58,197)	5,820
Change in allowances for uncollectible accounts receivable	(1,671)	—
Stock-based compensation expense	8,069	8,603
(Gain) loss on debt modifications and retirements, net	(41,312)	3,235
Changes in deferred taxes	6,133	—
Changes in operating assets and liabilities:
Accounts receivable	(211,673)	(212,855)
Inventories	(77,405)	(19,096)
Accounts payable	(43,343)	91,324
Operating lease right-of-use assets and operating lease liabilities	(31,713)	(12,309)
Other assets	(10,870)	25,185
Other liabilities	(61,372)	101,133
Net cash (used in) provided by operating activities	(451,461)	39,598
Investing activities:
Payments for property, plant and equipment	(122,243)	(105,356)
Intangible assets acquired	(15,356)	(14,479)
Proceeds from insured loss	—	10,436
Proceeds from dispositions of assets and investments	41,003	4,676
Proceeds from sale-leaseback transactions	45,986	14,185
Net cash used in investing activities	(50,610)	(90,538)
Financing activities:
Proceeds from issuance of long-term debt	—	350,000
Net proceeds from revolver	677,000	250,000
Principal payments on long-term debt	(152,011)	(542,988)
Change in zero balance cash accounts	(12,931)	(844)
Financing fees paid for early debt redemption	(881)	(833)
Payments for taxes related to net share settlement of equity awards	(2,019)	(2,221)
Deferred financing costs paid	—	(16,512)
Net cash provided by financing activities	509,158	36,602
Increase (decrease) in cash and cash equivalents	7,087	(14,338)
Cash and cash equivalents, beginning of period	39,721	160,902
Cash and cash equivalents, end of period	$46,808	$146,564

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended August 27, 2022 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2022 10-K.

Revenue Recognition

The following table disaggregates the Company’s revenue by major source in each segment for the thirteen and twenty-six week periods ended August 27, 2022 and August 28, 2021:

	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021
In thousands	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Retail Pharmacy segment:
Pharmacy sales	$2,971,236	$2,939,656	$6,024,684	$5,936,700
Front-end sales	1,231,590	1,307,245	2,492,796	2,628,943
Other revenue	28,965	30,317	59,667	63,257
Total Retail Pharmacy segment	4,231,791	4,277,218	8,577,147	8,628,900
Pharmacy Services segment	1,727,241	1,898,213	3,453,098	3,770,495
Intersegment elimination	(57,963)	(62,431)	(114,593)	(125,410)
Total revenue	$5,901,069	$6,113,000	$11,915,652	$12,273,985

The Retail Pharmacy segment offered a chain-wide loyalty card program titled wellness+. Individual customers were able to become members of the wellness+ program. Members participating in the wellness+ loyalty card program earned points on a calendar year basis for eligible front-end merchandise purchases and qualifying prescription purchases. The wellness+ program was terminated as of July 1, 2020, with benefits earned as of that date available to be used through the end of calendar year 2020. Beginning in December 2020, the Company granted temporary extensions of benefits to certain previous members that were eligible for a discount as of the end of each previous six month period such that those prior members were eligible to continue to receive that discount on purchases made through the subsequent six months with no additional purchase requirement. New and existing customers who were not already eligible for program benefits also had the opportunity to earn additional discounts on purchases made through each six month period. A final extension was granted on December 31, 2021 through February 26, 2022 at which point all discounts were terminated.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Each point is worth $0.002. Customers must accumulate 1,000 points and create an online account in order to convert earned points to a “Rite Aid Rewards” coupon. Unused/unconverted points expire after 90 days. Unredeemed “Rite Aid Rewards” coupons expire 30 days after conversion from points earned.

Points earned pursuant to the Rite Aid Rewards program represent a performance obligation. The value of unredeemed Rite Aid Rewards points is deferred as a contract liability (included in other current liabilities). As members redeem points in the form of a Rite Aid Rewards coupon or when points or unredeemed Rite Aid Rewards coupons expire, the Retail Pharmacy segment recognizes the redeemed/expired portion of the deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $4,923 and $0 as of August 27, 2022 and February 26, 2022, respectively.

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

The Company’s condensed consolidated financial statements for the thirteen and twenty-six week periods ended August 27, 2022 and August 28, 2021 include Bartell’s results of operations. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

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

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

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

During the thirteen week periods ended August 27, 2022 and August 28, 2021, acquisition costs of $0 and $4,591 were expensed as incurred. During the twenty-six week periods ended August 27, 2022 and August 28, 2021, acquisition costs of $0 and $8,477 were expensed as incurred.

3. Restructuring

Beginning in fiscal 2019, the Company initiated a series of restructuring plans designed to reorganize its executive management team, reduce managerial layers, and consolidate roles. In March 2020, the Company announced the details of its RxEvolution strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in its front-end offering to free up working capital and update its merchandise assortment, assessing its pricing and promotional strategy, rebranding its retail pharmacy and pharmacy services business, launching its Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services segment both within the segment and across Rite Aid. Other strategic initiatives include the expansion of the Company’s digital business, replacing and updating the Company’s financial systems to improve efficiency, and movement to a common client platform at Elixir. In April 2022, the Company announced further strategic initiatives to reduce costs through the closure of unprofitable stores, reduce corporate administration expenses, improve efficiencies in worked payroll and other store labor costs, engage in a comprehensive review of purchasing and other business processes in both the Retail Pharmacy and Pharmacy Services segments in order to identify areas of opportunity, as well as expense reductions at the Pharmacy Services segment. These and future restructuring activities are expected to provide future growth and expense efficiency benefits. There can be no assurance that the Company’s current and future restructuring charges will achieve the cost savings and remerchandising benefits in the amounts or time anticipated.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

For the thirteen week period ended August 27, 2022, the Company incurred total restructuring-related costs of $12,805, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts(a)	$913	$—	$913
Professional and other fees relating to restructuring activities(b)	7,529	4,363	11,892
Total restructuring-related costs	$8,442	$4,363	$12,805

For the thirteen week period ended August 28, 2021, the Company incurred total restructuring-related costs of $9,584, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts(a)	$—	$495	$495
Professional and other fees relating to restructuring activities(b)	2,584	6,505	9,089
Total restructuring-related costs	$2,584	$7,000	$9,584

For the twenty-six week period ended August 27, 2022, the Company incurred total restructuring-related costs of $35,451, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts(a)	$12,201	$616	$12,817
Professional and other fees relating to restructuring activities(b)	13,612	9,022	22,634
Total restructuring-related costs	$25,813	$9,638	$35,451

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

For the twenty-six week period ended August 28, 2021, the Company incurred total restructuring-related costs of $15,516, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts(a)	$—	$1,001	$1,001
Professional and other fees relating to restructuring activities(b)	4,205	10,310	14,515
Total restructuring-related costs	$4,205	$11,311	$15,516

A summary of restructuring-related liabilities associated with the programs noted above, which are included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related	Professional and
	costs (a)	other fees (b)	Total

Balance at February 26, 2022	$4,257	$4,463	$8,720
Additions charged to expense	11,904	10,742	22,646
Cash payments	(5,231)	(11,727)	(16,958)
Balance at May 28, 2022	$10,930	$3,478	$14,408
Additions charged to expense	913	11,892	12,805
Cash payments	(2,782)	(10,066)	(12,848)
Balance at August 27, 2022	$9,061	$5,304	$14,365
(a)	– Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with ongoing reorganization efforts.
(b)	– Professional and other fees include costs incurred in connection with the identification and implementation of initiatives associated with restructuring activities.

The Company anticipates incurring approximately $72,000 during fiscal 2023 in connection with its continued restructuring activities.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021
Basic and diluted loss per share:
Numerator:
Net loss attributable to common stockholders— basic and diluted	$(331,290)	$(100,301)	$(441,481)	$(113,358)
Denominator:
Basic and diluted weighted average shares	54,548	53,989	54,453	53,920

Basic and diluted loss per share	$(6.07)	$(1.86)	$(8.11)	$(2.10)

Due to their antidilutive effect, 539 and 724 potential shares related to stock options have been excluded from the computation of diluted income (loss) per share for the thirteen and twenty-six week periods ended August 27, 2022 and August 28, 2021, respectively. Also, excluded from the computation of diluted income (loss) per share for the thirteen and twenty-six week periods ended August 27, 2022 and August 28, 2021 are restricted shares of 1,811 and 1,574, respectively, which are included in shares outstanding.

5. Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week Period		Twenty-Six Week Period
	Ended		Ended
	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021
Impairment charges	$34,738	$6,736	$69,774	$11,049
Facility exit charges	11,107	4,617	42,642	9,135
	$45,845	$11,353	$112,416	$20,184

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

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the twenty-six week period ended August 27, 2022, long-lived assets with a carrying value of $86,534, primarily right-of-use assets in connection with stores or leased office spaces, were written down to their fair value of $16,760, resulting in an impairment charge of $69,774 of which $34,738 relates to the thirteen week period ended August 27, 2022. During the twenty-six week period ended August 28, 2021, long-lived assets with a carrying value of $11,538, primarily right-of-use assets in connection with stores or leased office spaces, were written down to their fair value of $489, resulting in an impairment charge of $11,049 of which $6,736 related to the thirteen week period ended August 28, 2021. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at August 27, 2022 and August 28, 2021:

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	August 27, 2022
Long-lived assets held for use	$—	$11,645	$—	$11,645	$(64,942)
Long-lived assets held for sale	$—	$5,115	$—	$5,115	$(4,832)
Total	$—	$16,760	$—	$16,760	$(69,774)

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	August 28, 2021
Long-lived assets held for use	$—	$—	$489	$489	$(11,049)
Long-lived assets held for sale	$—	$—	$—	$—	$—
Total	$—	$—	$489	$489	$(11,049)

The above assets reflected in the caption ‘Long-lived assets held for sale’ have not been reclassified to assets held for sale due to their immateriality.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The following table reflects changes in the Company’s closed store liability relating to closed store and distribution center charges for new closures, changes in assumptions and interest accretion:

	Thirteen Week Period		Twenty-Six Week Period
	Ended		Ended
	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021
Balance—beginning of period	$43,402	$6,135	$18,688	$3,443
Provision for present value of executory costs for leases exited	2,816	—	29,315	1,708
Changes in assumptions and other adjustments	(436)	—	(627)	1,493
Interest accretion	237	9	335	16
Cash payments	(4,073)	(533)	(5,765)	(1,049)
Balance—end of period	$41,946	$5,611	$41,946	$5,611

6. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 5, Facility Exit and Impairment Charges, for the recognition and disclosure of fair value measurements.

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of August 27, 2022 and February 26, 2022, the Company has $7,366 and $7,406, respectively, of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets. The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,222,655 and $3,003,796 respectively, as of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

August 27, 2022. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $2,732,986 and $2,661,122, respectively, as of February 26, 2022.

7. Income Taxes

The Company recorded an income tax expense of $11,967 and $3,310 for the thirteen week periods ended August 27, 2022 and August 28, 2021, respectively. The Company recorded an income tax expense of $15,464 and $4,090 for the twenty-six week periods ended August 27, 2022 and August 28, 2021, respectively. The effective tax rate for the thirteen week periods ended August 27, 2022 and August 28, 2021 was (3.8)% and (3.4)%, respectively. The effective tax rate for the twenty-six week periods ended August 27, 2022 and August 28, 2021 was (3.6)% and (3.7)%, respectively. The effective tax rate for the thirteen and twenty-six week periods ended August 27, 2022 was net of an adjustment of 88.4% and 57.0%, respectively, to adjust the valuation allowance against deferred tax assets, primarily resulting from a Pennsylvania law change that reduced the corporate net income tax rate causing a reduction to the valuation allowance of $380,509. The effective tax rate for the thirteen and twenty-six week periods ended August 28, 2021 was net of an adjustment of (22.9)% and (22.4)%, respectively, to adjust the valuation allowance against deferred tax assets.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $1,580,017 and $1,822,710, which relates to federal and state deferred tax assets that may not be realized based on the Company's future projections of taxable income at August 27, 2022 and February 26, 2022, respectively.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on the Company’s current analysis of the provisions, it does not believe that this legislation will have a material impact on the financial statements.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

EI is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EI must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EI is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $8,801 as of June 30, 2022. EI was in excess of the minimum required amounts in these states as of August 27, 2022.

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

Pursuant to the terms and conditions set forth in the August 2021 Receivable Purchase Agreement, the Company sold $271,829, a portion of its calendar year 2021 CMS receivable, for $258,116, of which $239,360 was received on August 12, 2021. The remaining $18,756, which is included in accounts receivable, net as of August 27, 2022, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $13,713, which is included as a component of loss (gain) on sale of assets, net during the thirteen week period ended August 28, 2021.

On August 12, 2021, concurrent with the August 2021 Receivable Purchase Agreement, the Company entered into an indemnity agreement (the “August 2021 Indemnity Agreement”), whereby the Company has agreed to indemnify, reimburse, and hold Purchaser harmless from certain liabilities and expenses actually suffered or incurred by the Purchaser resulting from the occurrence of certain events as specified in the August 2021 Indemnity Agreement. Based on its evaluation of the August 2021 Indemnity Agreement, the Company has determined that it is highly unlikely that the events covered under the August 2021 Indemnity Agreement would occur, and consequently, the Company has not recorded any indemnification liability associated with the August 2021 Indemnity Agreement.

On January 24, 2022, the Company entered into a receivable purchase agreement (the “January 2022 Receivable Purchase Agreement”) with Purchaser.

Pursuant to the terms and conditions set forth in the January 2022 Receivable Purchase Agreement, the Company sold $400,680, a portion of its calendar 2021 CMS receivable, for $387,035, of which $359,388 was received on January 24, 2022. The remaining $27,647, which is included in accounts receivable, net as of August 27, 2022, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

CMS. In connection therewith, the Company recognized a loss of $13,645, which is included as a component of loss (gain) on sale of assets, net during the thirteen week period ended February 26, 2022.

On January 24, 2022, concurrent with the January 2022 Receivable Purchase Agreement, the Company entered into an indemnity agreement (the “January 2022 Indemnity Agreement”), whereby the Company has agreed to indemnify, reimburse, and hold Purchaser harmless from certain liabilities and expenses actually suffered or incurred by the Purchaser resulting from the occurrence of certain events as specified in the January 2022 Indemnity Agreement. Based on its evaluation of the January 2022 Indemnity Agreement, the Company has determined that it is highly unlikely that the events covered under the January 2022 Indemnity Agreement would occur, and consequently, the Company has not recorded any indemnification liability associated with the January 2022 Indemnity Agreement.

As of August 27, 2022 and February 26, 2022 accounts receivable, net included $42,121 and $34,898 due from the Purchaser, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance for the respective calendar years from CMS.

As of August 27, 2022, and February 26, 2022, accounts receivable, net included $319,485 and $63,203 due from CMS.

The Inflation Reduction Act of 2022 contains several provisions affecting Medicare, which will take effect over various periods of time from 2023 to 2029. Based on the Company’s current analysis of the provisions, it does not believe that this legislation will have a material impact on the financial statements.

9. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables due directly from manufacturers and from our rebate aggregator of $551,193 and $535,620 included in accounts receivable, net of an allowance for uncollectible rebates of $6,050 and $18,796, as of August 27, 2022 and February 26, 2022, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

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

During the thirteen week period ended August 27, 2022, the Company completed a qualitative goodwill impairment assessment, at which time it was determined after evaluating results, events, and circumstances that a quantitative assessment was necessary for the Pharmacy Services segment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services segment exceeded its fair value principally due to an update to the Company’s preliminary fiscal 2024 and beyond forecasted revenue driven by current updates in the estimate of lives for calendar year 2023 based on the latest estimates of existing client retention for 2023, the latest selling season and EI bid results and other business factors which only became evident during the current quarter. This resulted in goodwill impairment charges of $252,200 for the thirteen week period ended August 27, 2022.

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

At August 27, 2022 and February 26, 2022, accumulated impairment losses for the Pharmacy Services segment was $1,055,912 and $803,712, respectively.

Below is a summary of the changes in the carrying amount of goodwill by segment:

	Retail	Pharmacy
	Pharmacy	Services	Total
Balance, February 26, 2022	43,492	835,644	879,136
Goodwill impairment	—	(252,200)	(252,200)
Balance, August 27, 2022	$43,492	$583,444	$626,936

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. The following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of August 27, 2022 and February 26, 2022.

	August 27, 2022					February 26, 2022
				Remaining					Remaining
				Weighted					Weighted
	Gross			Average		Gross			Average
	Carrying	Accumulated		Amortization		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period		Amount	Amortization	Net	Period
Non-compete agreements and other(a)	$200,066	$(180,856)	$19,210	3	years	$197,651	$(178,958)	$18,693	3	years
Prescription files	1,027,342	(922,094)	105,248	5	years	1,030,169	(918,773)	111,396	6	years
Customer relationships(a)	388,000	(296,733)	91,267	9	years	388,000	(286,090)	101,910	10	years
CMS license	57,500	(19,585)	37,915	4	years	57,500	(15,372)	42,128	5	years
Claims adjudication and other developed software	58,985	(58,985)	—	0	years	58,985	(56,316)	2,669	1	years
Backlog	11,500	(11,500)	—	0	years	11,500	(11,500)	—	0	years
Total finite	$1,743,393	$(1,489,753)	253,640			$1,743,805	$(1,467,009)	$276,796
Trademarks	14,400	—	14,400	Indefinite		14,400	—	14,400	Indefinite
Total	$1,757,793	$(1,489,753)	$268,040			$1,758,205	$(1,467,009)	$291,196
(a)	Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

The Company is continuing to reposition its approach to the Elixir Insurance Part D business including an expectation of a purposeful shrinkage of the business. As a result, at the end of fiscal 2022, the Company adjusted the remaining amortization period of the CMS License to five years. Prior to such adjustment, the remaining life was nineteen years.

Amortization expense for these intangible assets and liabilities was $18,420 and $39,046 for the thirteen and twenty-six week periods ended August 27, 2022, respectively. Amortization expense for these intangible assets and liabilities was $19,953 and $40,413 for the thirteen and twenty-six week periods ended August 28, 2021, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2023—$71,627; 2024—$58,242; 2025—$46,999; 2026—$36,408 and 2027—$29,421.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

11. Indebtedness and Credit Agreement

Following is a summary of indebtedness and lease financing obligations at August 27, 2022 and February 26, 2022:

	August 27,	February 26,
	2022	2022
Secured Debt:
Senior secured revolving credit facility due August 2026 ($1,386,000 and $709,000 face value less unamortized debt issuance costs of $15,974 and $18,010)	1,370,026	690,990
FILO Term Loan due August 2026 ($350,000 face value less unamortized debt issuance costs of $2,079 and $2,344)	347,921	347,656
	1,717,947	1,038,646
Second Lien Secured Debt:
7.5% senior secured notes due July 2025 ($485,058 and $600,000 face value less unamortized debt issuance costs of $4,690 and $6,824)	480,368	593,176
8.0% senior secured notes due November 2026 ($849,918 face value less unamortized debt issuance costs of $12,858 and $14,397)	837,060	835,521
	1,317,428	1,428,697
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($185,691 and $237,386 face value less unamortized debt issuance costs of $451 and $642)	185,240	236,744
6.875% fixed-rate senior notes due December 2028 ($2,046 and $29,001 face value less unamortized debt issuance costs of $6 and $102)	2,040	28,899
	187,280	265,643
Lease financing obligations	19,590	20,374
Total debt	3,242,245	2,753,360
Current maturities of long-term debt and lease financing obligations	(5,581)	(5,544)
Long-term debt and lease financing obligations, less current maturities	$3,236,664	$2,747,816

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

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

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

The Company’s borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 27, 2022, the Company had $1,736,000 of borrowings outstanding under the Amended Facilities and had letters of credit outstanding under the Senior Secured Revolving Credit Facility in a face amount of $130,596, which resulted in remaining borrowing capacity under the Senior Secured Revolving Credit Facility of $1,283,404. If at any time the total credit exposure outstanding under the Senior Secured Revolving Credit Facility exceeds the borrowing base, the Company will be required to repay amounts outstanding to eliminate such shortfall.

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

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

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

The Amended Credit Agreement has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200,000 or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250,000. As of August 27, 2022, the Company’s fixed charge coverage ratio was greater than 1.00 to 1.00, and the Company was in compliance with the Amended Credit Agreement’s financial covenant. The Amended Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

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

On June 13, 2022, the Company commenced a series of cash tender offers to purchase up to $150,000 aggregate principal amount of the Company’s 7.50% Senior Secured Notes due 2025 (the “2025 Notes”), 8.0% Senior Secured Notes due 2026, 7.70% Notes due 2027 (the “2027 Notes”) and 6.875% Notes due 2028 (the “2028 Notes”), subject to prioritized acceptance levels, a subcap of $100,000 with respect to the 2025 Notes and proration. On June 29, 2022, pursuant to an early settlement, the Company purchased an aggregate principal amount of $114,942 of its 2025 Notes, $51,695 aggregate principal amount of its 2027 Notes and $26,955 aggregate principal amount of its 2028 Notes. In connection therewith, the Company recorded a gain on debt retirement of $41,312, which included unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows.

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2023 and thereafter are as follows: 2023—$0; 2024—$0; 2025—$0; 2026—$485,058; 2027—$2,771,609 and $2,046 thereafter.

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

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table is a summary of the Company’s components of net lease cost for the thirteen and twenty-six week periods ended August 27, 2022 and August 28, 2021:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27, 2022	August 28, 2021	August 27, 2022	August 28, 2021
Operating lease cost	$157,956	$168,474	$317,801	$337,968
Financing lease cost:
Amortization of right-of-use asset	863	920	1,672	1,931
Interest on long-term finance lease liabilities	503	551	1,004	1,119
Total finance lease costs	$1,366	$1,471	$2,676	$3,050
Short-term lease costs	585	996	1,042	2,095
Variable lease costs	43,652	44,148	86,297	90,186
Less: sublease income	(3,393)	(3,427)	(6,616)	(6,770)
Net lease cost	$200,166	$211,662	$401,200	$426,529

Supplemental cash flow information related to leases for the twenty-six week periods ended August 27, 2022 and August 28, 2021:

	Twenty-Six Week Period Ended
	August 27, 2022	August 28, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$350,177	$352,532
Operating cash flows paid for interest portion of finance leases	1,004	1,119
Financing cash flows paid for principal portion of finance leases	1,940	2,144
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	155,710	164,128
Finance leases	—	—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Supplemental balance sheet information related to leases as of August 27, 2022 and February 26, 2022 (in thousands, except lease term and discount rate):

	August 27,	February 26,
	2022	2022
Operating leases:
Operating lease right-of-use asset	$2,679,500	$2,813,535

Short-term operating lease liabilities	$571,952	$575,651
Long-term operating lease liabilities	2,496,476	2,597,090
Total operating lease liabilities	$3,068,428	$3,172,741

Finance leases:
Property, plant and equipment, net	$13,504	$13,950

Current maturities of long-term debt and lease financing obligations	$5,581	$5,544
Lease financing obligations, less current maturities	14,009	14,830
Total finance lease liabilities	$19,590	$20,374
Weighted average remaining lease term
Operating leases	7.5	7.7
Finance leases	8.4	8.7

Weighted average discount rate
Operating leases	6.1%	6.0%
Finance leases	9.6%	10.0%

The following table summarizes the maturity of lease liabilities under finance and operating leases as of August 27, 2022:

	August 27, 2022
	Finance	Operating
Fiscal year	Leases	Leases(1)	Total
2023 (remaining twenty-seven weeks)	$5,501	$406,987	$412,488
2024	5,333	664,648	669,981
2025	3,082	574,233	577,315
2026	1,387	484,496	485,883
2027	1,500	400,828	402,328
Thereafter	12,293	1,374,454	1,386,747
Total lease payments	29,096	3,905,646	3,934,742
Less: imputed interest	(9,506)	(837,218)	(846,724)
Total lease liabilities	$19,590	$3,068,428	$3,088,018
(1)	– Future operating lease payments have not been reduced by minimum sublease rentals of $28 million due in the future under noncancelable leases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

During the thirteen and twenty-six week periods ended August 27, 2022, the Company sold three owned and operated properties, including the Pontiac, MI and Liverpool, NY distribution centers and one retail store to independent third parties. Net proceeds from the sales were $45,986 for the thirteen and twenty-six week periods ended August 27, 2022. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over a minimum lease term of 15 years for the retail store and over a minimum lease term of three years for the distribution centers. The Company accounted for these leases as operating lease right-of-use assets and corresponding operating lease liabilities in accordance with the Lease Standard. The transactions resulted in a gain of $23,313 which is included in the (gain) loss on sale of assets, net for the thirteen and twenty-six week periods ended August 27, 2022.

During the thirteen and twenty-six week periods ended August 28, 2021, the Company sold two and four owned and operated stores to independent third parties. Net proceeds from the sales were $6,729 and $14,185 for the thirteen and twenty-six week periods ended August 28, 2021, respectively. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over a minimum lease term of 15 years. The Company accounted for these leases as operating lease right-of-use assets and corresponding operating lease liabilities in accordance with the Lease Standard. The transactions resulted in a loss of $2,778 and a gain of $910 which is included in the (gain) loss on sale of assets, net for the thirteen and twenty-six week periods ended August 28, 2021, respectively.

The Company has additional capacity under its outstanding debt agreements to enter into additional sale-leaseback transactions.

13. Stock Options and Stock Awards

The Company recognizes stock-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the twenty-six week periods ended August 27, 2022 and August 28, 2021 include $8,069 and $8,603, respectively, of compensation costs related to the Company’s stock-based compensation arrangements.

The total number and type of newly awarded grants and the related weighted average fair value for the twenty-six week periods ended August 27, 2022 and August 28, 2021 are as follows:

	August 27, 2022			August 28, 2021
	Shares	Weighted Average Fair Value		Shares	Weighted Average Fair Value
Stock options granted	—	$	N/A	—	$	N/A
Restricted stock awards granted	1,202		$7.74	823		$15.07
Total awards	1,202			823

Typically, stock options vest, and are subsequently exercisable in equal annual installments over a four-year period for employees. Restricted stock awards typically vest in equal annual installments over a three-year period.

The Company calculates the fair value of stock options using the Black-Scholes-Merton option pricing model.

The Company also provides certain of its associates with performance based incentive awards under its equity incentive plans, pursuant to which the associates will receive a certain number of shares of the Company’s common

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

stock based on the Company meeting certain financial and performance goals. If such goals are not met, no stock-based compensation expense is recognized and any recognized stock-based compensation expense is reversed. During the twenty-six week periods ended August 27, 2022 and August 28, 2021, the Company incurred expense of $1,110 and $3,167, respectively, related to these performance based incentive awards under the Company’s equity incentive plans, which is recorded as a component of stock-based compensation expense.

As of August 27, 2022, the total unrecognized pre-tax compensation costs related to unvested stock options, restricted stock and performance shares granted, net of forfeitures, and the weighted average period of cost amortization are as follows:

August 27, 2022
	Unvested	Unvested	Unvested
	stock	restricted	performance
	options	stock	shares
Unrecognized pre-tax costs	$408	$17,547	$13,314
Weighted average amortization period	0.9 years	2.2 years	2.0 years

14. Retirement Plans

Net periodic pension expense for the thirteen and twenty-six week periods ended August 27, 2022 and August 28, 2021, for the Company’s defined benefit plan includes the following components:

	Defined Benefit		Defined Benefit
	Pension Plan		Pension Plan
	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021
Service cost	$107	$128	$214	$256
Interest cost	1,263	1,232	2,527	2,464
Expected return on plan assets	(1,402)	(1,313)	(2,804)	(2,626)
Amortization of unrecognized net loss	—	123	—	246
Net periodic pension expense	$(32)	$170	$(63)	$340

During the thirteen and twenty-six week periods ended August 27, 2022 the Company contributed $0 to the Defined Benefit Pension Plan. During the remainder of fiscal 2023, the Company expects to contribute $0 to the Defined Benefit Pension Plan.

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

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

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

The following is balance sheet information for the Company’s reportable segments:

	Retail	Pharmacy
	Pharmacy	Services	Eliminations(1)	Consolidated
August 27, 2022:
Total Assets	$6,124,452	$2,255,466	$(12,793)	$8,367,125
Goodwill	43,492	583,444	—	626,936
February 26, 2022:
Total Assets	$6,068,594	$2,482,232	$(21,823)	$8,529,003
Goodwill	43,492	835,644	—	879,136
(1)	As of August 27, 2022 and February 26, 2022, intersegment eliminations include netting of the Pharmacy Services segment long-term deferred tax liability of $0 against the Retail Pharmacy segment long-term deferred tax asset for consolidation purposes in accordance with ASC 740, and intersegment accounts receivable of $12,793 and $21,823, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the thirteen and twenty-six week periods ended August 27, 2022 and August 28, 2021:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
August 27, 2022:
Revenues	$4,231,791	$1,727,241	$(57,963)	$5,901,069
Gross Profit	1,043,036	111,459	—	1,154,495
Adjusted EBITDA(2)	31,484	47,065	—	78,549
Additions to property and equipment and intangible assets	46,343	5,832	—	52,175
August 28, 2021:
Revenues	$4,277,218	$1,898,213	$(62,431)	$6,113,000
Gross Profit	1,140,362	105,562	—	1,245,924
Adjusted EBITDA(2)	69,369	36,791	—	106,160
Additions to property and equipment and intangible assets	50,548	4,687	—	55,235
Twenty-Six Week Period Ended
August 27, 2022:
Revenues	$8,577,147	$3,453,098	$(114,593)	$11,915,652
Gross Profit	2,140,393	210,831	—	2,351,224
Adjusted EBITDA(2)	105,166	73,513	—	178,679
Additions to property and equipment and intangible assets	124,894	12,705	—	137,599
August 28, 2021:
Revenues	$8,628,900	$3,770,495	$(125,410)	$12,273,985
Gross Profit	2,310,296	220,503	—	2,530,799
Adjusted EBITDA(2)	164,283	80,754	—	245,037
Additions to property and equipment and intangible assets	111,441	8,394	—	119,835
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(2)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” in Management’s Discussion and Analysis of Financial Condition and Results for additional details.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following is a reconciliation of net loss to Adjusted EBITDA for the thirteen and twenty-six week periods ended August 27, 2022 and August 28, 2021:

	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Net loss	$(331,290)	$(100,301)	$(441,481)	$(113,358)
Interest expense	52,533	48,592	100,652	97,713
Income tax expense	11,967	3,310	15,464	4,090
Depreciation and amortization	68,564	73,859	138,637	149,718
LIFO charge (credit)	10,121	(3,993)	10,121	(7,986)
Facility exit and impairment charges	45,845	11,353	112,416	20,184
Goodwill and intangible asset impairment charges	252,200	—	252,200	—
(Gain) loss on debt modifications and retirements, net	(41,312)	2,839	(41,312)	3,235
Merger and Acquisition-related costs	—	4,591	—	8,477
Stock-based compensation expense	4,735	5,792	8,069	8,603
Restructuring-related costs	12,805	9,584	35,451	15,516
Inventory write-downs related to store closings	1,094	798	9,049	1,270
Litigation and other contractual settlements	20,093	34,212	38,364	48,212
(Gain) loss on sale of assets, net	(29,001)	12,378	(58,197)	5,820
Other	195	3,146	(754)	3,543
Adjusted EBITDA	$78,549	$106,160	$178,679	$245,037

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

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

None of the Company’s accruals for outstanding legal matters or regulatory proceedings are currently material, individually or in the aggregate, to the Company’s consolidated financial position. However, during the course of any proceeding, developments may result in the creation or an increase of an accrual that could be material. Additionally, unfavorable or unexpected outcomes in outstanding legal matters or regulatory proceedings could exceed any accrual and impact the Company’s financial position. Further, even if the Company is successful in its legal proceedings, the Company may incur significant costs and expenses defending itself or others that it is required to indemnify, and such costs and expenses may not be subject to or may exceed reimbursement pursuant to any applicable insurance.

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

Some of the California Cases purport or may be determined to be class actions or representative actions under the California Private Attorneys General Act and seek substantial damages and penalties. In June 2021, the Company agreed to settle two of the California Cases in which the plaintiffs brought class-based claims alleging that they and all other similarly situated associates were not paid for time waiting for their bags to be checked. One set of cases involving store associates was settled for $9 million and has concluded, while the other involving distribution center associates was settled for $1.75 million and remains subject to court approval. On October 1, 2021, the Company agreed to settle for $12 million allegations made by a purported class of California store associates that it required such associates to purchase uniforms, and the matter has concluded. In August 2022, the Company agreed to settle (i) a putative class action regarding reimbursement for cell phone and mileage expenses for shift supervisors and managers/assistant managers for $1.29 million, and (ii) a putative wage and hour class action brought on behalf of drivers and other ice cream plant associates for $0.8 million.

The Company has aggressively defended itself and challenged the merits of the lawsuits and, where applicable, allegations that the lawsuits should be certified as class or representative actions.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

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

The Company is a defendant in a putative consumer class action lawsuit in the United States District Court for the Southern District of California captioned Byron Stafford v. Rite Aid Corp. A separate lawsuit, Robert Josten v. Rite Aid Corp., was consolidated with this lawsuit in November, 2019. The lawsuit contains allegations that (i) the Company was obligated to charge the plaintiffs’ insurance companies its usual and customary prices for their prescription drugs; and (ii) the Company failed to do so because the prices it reported were not equal to or adjusted to account for the prices that Rite Aid offered to uninsured and underinsured customers through its Rx Savings Program. Prior stays pending mediation have now been lifted in these matters and another lawsuit raising usual and customary pricing allegations filed in the United States District Court for the Eastern District of Pennsylvania.

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

Humana filed a petition in the District Court for the Western District of Kentucky to confirm the Arbitration Award and Rite Aid filed a motion for vacatur of the Arbitration Award on June 20, 2022. Briefing was completed on these matters on August 19, 2022. Rite Aid has requested a hearing on the matter.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

Drug Utilization Review and Code 1 Litigation

In June 2012, qui tam plaintiff, Loyd F. Schmuckley (“Relator”) filed a complaint under seal against the Company alleging that it failed to comply with certain requirements of California’s Medicaid program between 2007 and 2014. In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California regarding (1) the Company’s Drug Utilization Review and prescription dispensing protocol; and (2) the dispensing of drugs designated as “Code 1” by the State of California. Specifically, the Relator alleged that the Company did not perform special verification and documentation for certain medications known as “Code 1” drugs. While the complaint remained under seal, the United States Department of Justice conducted an extensive investigation and ultimately declined to intervene. Although numerous states declined to intervene, in September 2017, the State of California filed a complaint in intervention. The Company filed a motion to dismiss Relator’s and the State of California Department of Justice’s Bureau of Medical Fraud and Elder Abuse respective complaints in January 2018, the hearing was held on March 23, 2018. On September 5, 2018, the court issued an order denying the motion to dismiss. Substantial damages are sought from the Company in this matter. No trial date has been set and as discovery continues, the parties have participated in and are expected to continue to participate in a mediation process.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2022 and August 28, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

Miscellaneous Litigation and Investigations.

The U.S. Securities and Exchange Commission (“SEC”) concluded its investigation of trading in the Company’s securities that occurred in or around January 2017. The Company cooperated in the investigation and was not alleged to have violated the federal securities laws or otherwise engaged in wrongdoing. The Company has received a CID and requests for information with respect to consumer protection laws and CIDs related to the Medicare Part D plan sponsored by a subsidiary of the Company. The Company is also defending a lawsuit asserting numerous claims based on allegations surrounding the Company’s use of a certain font including in the Company’s rebranded logo.

17. Supplementary Cash Flow Data

	Twenty-Six Week Period Ended
	August 27, 2022	August 28, 2021
Cash paid for interest	$94,557	$92,701
Cash (refunds) payments for income taxes, net	$(10,359)	$2,206
Equipment financed under capital leases	$1,235	$1,698
Gross borrowings from revolver	$1,838,000	$3,633,000
Gross repayments to revolver	$1,161,000	$3,383,000

Significant components of cash used by Other Liabilities of $61,372 for the twenty-six week period ended August 27, 2022 include cash used from a decrease in payroll, benefits and bonus accruals.

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

Restructuring

Beginning in Fiscal 2019, we initiated a series of restructuring plans designed to reorganize our executive management team, reduce managerial layers, and consolidate roles. In March 2020, we announced the details of our RxEvolution strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in our front-end offering to free up working capital and update our merchandise assortment, assessing our pricing and promotional strategy, rebranding our retail pharmacy and pharmacy services business, launching our Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services segment both within the segment and across Rite Aid. Other strategic initiatives include the expansion of our digital business, replacing and updating the Company’s financial systems to improve efficiency, and movement to a common client platform at Elixir. In April 2022, we announced further strategic initiatives to reduce costs through the closure of unprofitable stores, reduce corporate administration expenses, improve efficiencies in worked payroll and other store labor costs, engage in a comprehensive review of purchasing and other business processes in both the Retail Pharmacy and Pharmacy Services segments in order to identify areas of opportunity, as well as expense reductions at our Pharmacy Services segment. These and future restructuring activities are expected to provide future growth and expense efficiency benefits. There can be no assurance that our current and future restructuring charges will achieve the cost savings and remerchandising benefits in the amounts or time anticipated.

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

The COVID-19 pandemic had a significant impact on our operating results for the thirteen and twenty-six week periods ended August 27, 2022 and August 28, 2021 and will continue to have an impact on several factors underlying our operating results and liquidity in fiscal 2023. Those factors include the number of individuals that receive a COVID-19 vaccine or booster; demand for COVID-19 testing; the timing and extent to which elective procedures return to pre-pandemic levels; the demand for flu and other immunizations and the length and severity of the upcoming cough, cold and flu season.

Overview of Financial Results

Our net loss for the thirteen week period ended August 27, 2022 was $331.3 million or $6.07 per basic and diluted share compared to a net loss of $100.3 million or $1.86 per basic and diluted share for the thirteen week period ended August 28, 2021. Our net loss for the twenty-six week period ended August 27, 2022 was $441.5 million or $8.11 per basic and diluted share compared to a net loss of $113.4 million or $2.10 per basic and diluted share for the twenty-six week period ended August 28, 2021. The increase in net loss for the thirteen and twenty-six week periods ended August 27, 2022 was due primarily to a current quarter charge of $252.2 million, or $4.62 per share, for the impairment of goodwill related to the Pharmacy Services segment. Net loss was also impacted by higher facility exit and impairment charges driven by the Company’s previously announced store closures. These items are partially offset by a gain on our repurchase of certain bonds at a discount, a gain on sale of assets resulting primarily from sale leasebacks of two distribution centers and script file sales resulting from the store closures.

Our Adjusted EBITDA for the thirteen and twenty-six week periods ended August 27, 2022 was $78.5 million or 1.3% of revenues and $178.7 million or 1.5% of revenues, respectively, compared to $106.2 million or 1.7% of revenues and $245.0 million or 2.0% of revenues, respectively, for the thirteen and twenty-six week periods ended August 28, 2021.

The decrease in Adjusted EBITDA for the thirteen week period ended August 27, 2022 was due to a decline in the Retail Pharmacy segment, partially offset by an increase in the Pharmacy Services segment. Adjusted EBITDA decreased $37.9 million in the Retail Pharmacy segment due primarily to a decrease in gross profit, partially offset by a decrease in selling, general and administrative expenses (“SG&A”) of $45.0 million. Adjusted EBITDA in the Pharmacy Services segment increased $10.3 million due primarily to an increase in gross profit resulting from improved network performance, increases in rebates, and reductions in SG&A expense, partially offset by the decline in revenues associated with lost clients.

The decrease in Adjusted EBITDA for the twenty-six week period ended August 27, 2022 was due to declines in both the Retail Pharmacy segment and the Pharmacy Services segment. Adjusted EBITDA decreased $59.1 million in the

Retail Pharmacy segment due primarily to a decrease in gross profit, partially offset by a decrease in SG&A of $85.4 million. Adjusted EBITDA in the Pharmacy Services segment decreased $7.2 million due primarily to the decline in revenues associated with lost clients, partially offset by higher retained rebates from our new rebate aggregation arrangement.

Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021

	(dollars in thousands except per share amounts)
Revenues(a)	$5,901,069	$6,113,000	$11,915,652	$12,273,985
Revenue (decline) growth	(3.5)%	2.2%	(2.9)%	2.2%
Net loss	$(331,290)	$(100,301)	$(441,481)	$(113,358)
Net loss per diluted share	$(6.07)	$(1.86)	$(8.11)	$(2.10)
Adjusted EBITDA(b)	$78,549	$106,160	$178,679	$245,037
Adjusted Net Loss(b)	$(34,420)	$(21,966)	$(67,488)	$(1,033)
Adjusted Net Loss per Diluted Share(b)	$(0.63)	$(0.41)	$(1.24)	$(0.02)
(a)	Revenues for the thirteen and twenty-six week periods ended August 27, 2022 exclude $57,963 and $114,593, respectively, of inter-segment activity that is eliminated in consolidation. Revenues for the thirteen and twenty-six week periods ended August 28, 2021 exclude $62,431 and $125,410, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 3.5% and 2.9% for the thirteen and twenty-six week periods ended August 27, 2022, compared to an increase of 2.2% for the thirteen and twenty-six week periods ended August 28, 2021. Revenues for the thirteen week period ended August 27, 2022 were impacted by a $45.4 million decrease in Retail Pharmacy segment revenues and a $171.0 million decrease in Pharmacy Services segment revenues. Revenues for the twenty-six week period ended August 27, 2022 were impacted by a $51.8 million decrease in Retail Pharmacy segment revenues and a $317.4 million decrease in Pharmacy Services segment revenues.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021

	(dollars in thousands)
Cost of revenues(a)	$4,746,574	$4,867,076	$9,564,428	$9,743,186
Gross profit	1,154,495	1,245,924	2,351,224	2,530,799
Gross margin	19.6%	20.4%	19.7%	20.6%
Selling, general and administrative expenses	$1,193,553	$1,267,753	$2,411,482	$2,513,115
Selling, general and administrative expenses as a percentage of revenues	20.2%	20.7%	20.2%	20.5%
Facility exit and impairment charges	45,845	11,353	112,416	20,184
Goodwill and intangible asset impairment charges	252,200	—	252,200	—
Interest expense	52,533	48,592	100,652	97,713
(Gain) loss on debt modifications and retirements, net	(41,312)	2,839	(41,312)	3,235
(Gain) loss on sale of assets, net	(29,001)	12,378	(58,197)	5,820
(a)	Cost of revenues for the thirteen and twenty-six week periods ended August 27, 2022 exclude $57,963 and $114,593, respectively, of inter-segment activity that is eliminated in consolidation. Cost of revenues for the thirteen and twenty-six week periods ended August 28, 2021 exclude $62,431 and $125,410, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit decreased by $91.4 million for the thirteen week period ended August 27, 2022 compared to the thirteen week period ended August 28, 2021. Gross profit decreased by $179.6 million for the twenty-six week period ended August 27, 2022 compared to the twenty-six week period ended August 28, 2021. Gross profit for the thirteen week period ended August 27, 2022 includes a decrease of $97.3 million in our Retail Pharmacy segment, partially offset by an increase of $5.9 million in our Pharmacy Services segment. Gross profit for the twenty-six week period ended August 27, 2022 includes a decrease of $169.9 million in our Retail Pharmacy segment and a decrease of $9.7 million in our Pharmacy Services segment. Gross margin was 19.6% for the thirteen week period ended August 27, 2022 compared to 20.4% for the thirteen week period ended August 28, 2021. Gross margin was 19.7% for the twenty-six week period ended August 27, 2022 compared to 20.6% for the twenty-six week period ended August 28, 2021. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A decreased by $74.2 million for the thirteen week period ended August 27, 2022, compared to the thirteen week period ended August 28, 2021. The decrease in SG&A for the thirteen week period ended August 27, 2022 includes a decrease of $62.6 million relating to our Retail Pharmacy segment and a decrease of $11.6 million relating to our Pharmacy Services segment. SG&A decreased by $101.6 million for the twenty-six week period ended August 27, 2022, compared to the twenty-six week period ended August 28, 2021. The decrease in SG&A for the twenty-six week period ended August 27, 2022 includes a decrease of $101.4 million relating to our Retail Pharmacy segment and a decrease of $0.2 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week		Twenty-Six Week
	Period Ended		Period Ended
	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021
Impairment charges	$34,738	$6,736	$69,774	$11,049
Facility exit charges	11,107	4,617	42,642	9,135
	$45,845	$11,353	$112,416	$20,184

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results—Facility Exit and Impairment Charges” included in our Fiscal 2022 10-K for a detailed description of our impairment and lease termination methodology.

Goodwill and Intangible Asset Impairment Charges

During the thirteen week period ended August 27, 2022, we completed a qualitative goodwill impairment assessment, at which time it was determined after evaluating results, events, and circumstances that a quantitative assessment was necessary for the Pharmacy Services segment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services segment exceeded its fair value principally due to an update to our preliminary fiscal 2024 and beyond forecasted revenue driven by current updates in the estimate of lives for calendar year 2023 based on the latest estimates of existing client retention for 2023, the latest selling season and EI bid results and other business factors which only became evident during the current quarter. This resulted in goodwill impairment charges of $252.2 million for the thirteen week period ended August 27, 2022.

Interest Expense

Interest expense was $52.5 million and $100.7 million for the thirteen and twenty-six week periods ended August 27, 2022, respectively, compared to $48.6 million and $97.7 million for the thirteen and twenty-six week periods ended August 28, 2021, respectively. The weighted average interest rate on our indebtedness for the twenty-six week periods ended August 27, 2022 and August 28, 2021 was 5.9% and 5.1%, respectively. We have variable interest rate debt and in the current rising interest rate environment, our interest expense may increase.

Income Taxes

We recorded an income tax expense of $12.0 million and $3.3 million for the thirteen week periods ended August 27, 2022 and August 28, 2021, respectively. We recorded an income tax expense of $15.5 million and $4.1 million for the twenty-six week periods ended August 27, 2022 and August 28, 2021, respectively. The effective tax rate for the thirteen week periods ended August 27, 2022 and August 28, 2021 was (3.8)% and (3.4)%, respectively. The effective tax rate for the twenty-six week periods ended August 27, 2022 and August 28, 2021 was (3.6)% and (3.7)%, respectively. The effective tax rate for the thirteen and twenty-six week periods ended August 27, 2022 was net of an adjustment of 88.4% and 57.0%, respectively, to adjust the valuation allowance against deferred tax assets, primarily resulting from a Pennsylvania law change that reduced the corporate net income tax rate causing a reduction to the valuation allowance of $380.5 million. The effective tax rate for the thirteen and twenty-six week periods ended August 28, 2021 was net of an adjustment of (22.9)% and (22.4)%, respectively, to adjust the valuation allowance against deferred tax assets.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $1,580.0 million and $1,822.7 million, which relates to federal and state deferred tax assets that may not be realized based on our future projections of taxable income at August 27, 2022 and February 26, 2022, respectively.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. Based on our current analysis of the provisions, we do not believe that this legislation will have a material impact on our financial statements.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
August 27, 2022:
Revenues	$4,231,791	$1,727,241	$(57,963)	$5,901,069
Gross Profit	1,043,036	111,459	—	1,154,495
Adjusted EBITDA(*)	31,484	47,065	—	78,549
August 28, 2021:
Revenues	$4,277,218	$1,898,213	$(62,431)	$6,113,000
Gross Profit	1,140,362	105,562	—	1,245,924
Adjusted EBITDA(*)	69,369	36,791	—	106,160
Twenty-Six Week Period Ended
August 27, 2022:
Revenues	$8,577,147	$3,453,098	$(114,593)	$11,915,652
Gross Profit	2,140,393	210,831	—	2,351,224
Adjusted EBITDA(*)	105,166	73,513	—	178,679
August 28, 2021:
Revenues	$8,628,900	$3,770,495	$(125,410)	$12,273,985
Gross Profit	2,310,296	220,503	—	2,530,799
Adjusted EBITDA(*)	164,283	80,754	—	245,037
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021

	(dollars in thousands)
Revenues	$4,231,791	$4,277,218	$8,577,147	$8,628,900
Revenue (decline) growth	(1.1)%	6.5%	(0.6)%	6.0%
Same store sales growth	5.6%	2.6%	5.1%	2.0%
Pharmacy sales growth	1.1%	10.5%	1.5%	12.3%
Same store prescription count growth, adjusted to 30-day equivalents	3.1%	7.1%	2.0%	9.2%
Same store pharmacy sales growth	8.0%	5.0%	7.3%	6.6%
Pharmacy sales as a % of total retail sales	70.7%	69.2%	70.7%	69.3%
Front-end sales decline	(5.8)%	(1.2)%	(5.2)%	(5.7)%
Same store front-end sales decline	(0.3)%	(2.8)%	(0.4)%	(7.7)%
Front-end sales as a % of total retail sales	29.3%	30.8%	29.3%	30.7%
Adjusted EBITDA(*)	$31,484	$69,369	$105,166	$164,283
Store data:
Total stores (beginning of period)	2,361	2,506	2,450	2,510
New stores	—	—	—	1
Store acquisitions	—	1	—	1
Closed stores	(9)	(6)	(98)	(11)
Total stores (end of period)	2,352	2,501	2,352	2,501
Relocated stores	1	—	2	—
Remodeled and expanded stores	11	—	13	6

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 1.1% for the thirteen week period ended August 27, 2022 compared to an increase of 6.5% for the thirteen week period ended August 28, 2021. The decrease in revenues for the thirteen week period ended August 27, 2022 was driven by a reduction in COVID vaccine and testing revenue as well as store closures, partially offset by an increase in both acute and maintenance prescriptions.

Pharmacy same store sales increased by 8.0% for the thirteen week period ended August 27, 2022 compared to an increase of 5.0% for the thirteen week period ended August 28, 2021. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 3.1% for the thirteen week period ended August 27, 2022 driven primarily by an increase in non-COVID same store prescriptions of 2.1%, with same store maintenance prescriptions increasing 1.2% and other same store acute prescriptions increasing 5.3%.

Front-end same store sales decreased 0.3% during the thirteen week period ended August 27, 2022 compared to a decrease of 2.8% during the thirteen week period ended August 28, 2021. Front-end same store sales, excluding cigarettes and tobacco products, increased 0.2%. Front-end same store sales were driven by increases in seasonal, health and consumable categories, offset by decreases in alcohol, general merchandise, beauty, and personal care, due to supply chain disruptions.

Revenues decreased 0.6% for the twenty-six weeks ended August 27, 2022 compared to an increase of 6.0% for the twenty-six weeks ended August 28, 2021. The decrease in revenues for the twenty-six week period ended August 27,

2022 was driven by a reduction in COVID vaccine and testing revenue as well as store closures, offset by an increase in non-COVID prescriptions.

Pharmacy same store sales increased by 7.3% for the twenty-six week period ended August 27, 2022 compared to an increase of 6.6% in the twenty-six week period ended August 28, 2021. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 2.0% for the twenty-six week period ended August 27, 2022 driven primarily by an increase in non-COVID same store prescriptions of 2.9%, with same store maintenance prescriptions increasing 1.3% and other same store acute prescriptions increasing 8.5%.

Front-end same store sales decreased 0.4% during the twenty-six week period ended August 27, 2022 compared to a decrease of 7.7% during the twenty-six week period ended August 28, 2021. Front-end same store sales, excluding cigarettes and tobacco products, increased 0.1%. Front-end same store sales were driven by increases in health and consumable products, offset by decreases in alcohol sales, due to supply chain disruptions.

We include in same store sales all stores that have been open at least one year. Relocated and acquired stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021

	(dollars in thousands)
Cost of revenues	$3,188,755	$3,136,856	$6,436,754	$6,318,604
Gross profit	1,043,036	1,140,362	2,140,393	2,310,296
Gross margin	24.6%	26.7%	25.0%	26.8%
FIFO gross profit(*)	1,053,157	1,136,369	2,150,514	2,302,310
FIFO gross margin(*)	24.9%	26.6%	25.1%	26.7%
Selling, general and administrative expenses	$1,100,775	$1,163,352	2,217,989	2,319,391
Selling, general and administrative expenses as a percentage of revenues	26.0%	27.2%	25.9%	26.9%

(*)  See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased $97.3 million for the thirteen week period ended August 27, 2022 compared to the thirteen week period ended August 28, 2021. Gross profit decreased $169.9 million for the twenty-six week period ended August 27, 2022 compared to the twenty-six week period ended August 28, 2021. The decrease in gross profit for the thirteen and twenty-six week periods ended August 27, 2022 was driven by the decline in COVID vaccinations and testing, partially offset by the increase in prescriptions filled.

Gross margin was 24.6% of sales for the thirteen week period ended August 27, 2022 compared to 26.7% of sales for the thirteen week period ended August 28, 2021. Gross margin was 25.0% of sales for the twenty-six week period ended August 27, 2022 compared to 26.8% of sales for the twenty-six week period ended August 28, 2021. The decline in gross margin as a percentage of revenues for the thirteen and twenty-six week periods ended August 27, 2022 is due primarily to the reduction in COVID vaccinations and testing.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $10.1 million for the thirteen and twenty-six week periods ended August 27, 2022, compared to LIFO credits of $4.0 million and $8.0 million for the thirteen and twenty-six week periods ended August 28, 2021, respectively. The LIFO charges in the thirteen week and twenty-six week periods ended August 27, 2022 were mostly due to higher anticipated front-end inflation in fiscal 2023 than in fiscal 2022.

Selling, General and Administrative Expenses

SG&A expenses decreased $62.6 million for the thirteen week period ended August 27, 2022 compared to the thirteen week period ended August 28, 2021. SG&A expenses decreased $101.4 million for the twenty-six week period ended August 27, 2022 compared to the twenty-six week period August 28, 2021. The decrease in SG&A expenses for the thirteen and twenty-six week periods ended August 27, 2022 is due primarily to lower payroll, occupancy, and other operating costs due to store closures and cost control initiatives.

SG&A expenses as a percentage of revenues for the thirteen week period ended August 27, 2022 was 26.0% compared to 27.2% for the thirteen week period ended August 28, 2021. SG&A expenses as a percentage of revenues for the twenty-six week period ended August 27, 2022 was 25.9% compared to 26.9% for the twenty-six week period ended August 28, 2021. The decrease in SG&A expenses as a percentage of revenues for the thirteen and twenty-six week periods ended August 27, 2022 is due primarily to the items noted above.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021

	(dollars in thousands)
Revenues	$1,727,241	$1,898,213	$3,453,098	$3,770,495
Revenue decline	(9.0)%	(6.9)%	(8.4)%	(6.1)%
Adjusted EBITDA(*)	$47,065	$36,791	$73,513	$80,754

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased $171.0 million for the thirteen week period ended August 27, 2022 compared to the thirteen week period ended August 28, 2021. Revenues decreased $317.4 million for the twenty-six week period ended August 27, 2022 compared to the twenty-six week period ended August 28, 2021. The decrease in revenues was primarily the result of a planned decrease in EI membership and a previously announced client loss due to industry consolidation, partially offset by increased utilization of higher cost drugs.

The Inflation Reduction Act of 2022 contains several provisions affecting Medicare, which will take effect over various periods of time from 2023 to 2029. Based on our current analysis of the provisions, we do not believe that this legislation will have a material impact on our financial statements.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021

	(dollars in thousands)
Cost of revenues	$1,615,782	$1,792,651	$3,242,267	$3,549,992
Gross profit	111,459	105,562	210,831	220,503
Gross margin	6.5%	5.6%	6.1%	5.8%
Selling, general and administrative expenses	$92,778	$104,401	193,493	193,724
Selling, general and administrative expenses as a percentage of revenues	5.4%	5.5%	5.6%	5.1%

Gross Profit and Cost of Revenues

Gross profit increased $5.9 million for the thirteen week period ended August 27, 2022 compared to the thirteen week period ended August 28, 2021. The increase in gross profit is primarily due to improved network performance, increase in rebates, partially offset by the decline in revenues associated with lost clients, as mentioned above.

Gross margin was 6.5% of sales for the thirteen week period ended August 27, 2022 compared to 5.6% of sales for the thirteen week period ended August 28, 2021. The increase in gross margin is due primarily to the items noted above.

Gross profit decreased $9.7 million for the twenty-six week period ended August 27, 2022 compared to the twenty-six week period ended August 28, 2021. The decrease in gross profit is primarily due to the decline in revenues associated with lost clients, as mentioned above, partially offset by higher retained rebates from our new rebate aggregation arrangement.

Gross margin was 6.1% of sales for the twenty-six week period ended August 27, 2022 compared to 5.8% of sales for the twenty-six week period ended August 28, 2021. The increase in gross margin is due primarily to improved network management and rebates.

Selling, General and Administrative Expenses

SG&A expenses decreased $11.6 million for the thirteen week period ended August 27, 2022 compared to the thirteen week period ended August 28, 2021 due primarily to decreased litigation and other contractual settlements, decreased restructuring expenses, as well as further consolidation of administrative functions. SG&A expenses as a percentage of revenue was 5.4% for the for the thirteen week period ended August 27, 2022 compared to 5.5% for the thirteen week period ended August 28, 2021. The decrease in the thirteen week period selling, general and administrative expenses as a percentage of revenues is due primarily to the items noted above.

SG&A expenses decreased $0.2 million for the twenty-six week period ended August 27, 2022 compared to the twenty-six week period ended August 28, 2021 due primarily to further consolidation of administrative functions partially offset by an increase in litigation and other contractual settlements related to manufacturer audit disputes from the former rebate aggregation business. SG&A expenses as a percentage of revenue was 5.6% for the twenty-six week period ended August 27, 2022 compared to 5.1% for the twenty-six week period ended August 28, 2021. The increase in the twenty-six week period selling, general and administrative expenses as a percentage of revenues is due primarily to the loss of sales volume.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our revolving credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of August 27, 2022 was $1,284.5 million, which consisted of revolver borrowing capacity of $1,283.4 million and invested cash of $1.1 million.

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

Our borrowing capacity under the Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At August 27, 2022, we had approximately $1,736.0 million of borrowings outstanding under the Amended Facilities and had letters of credit outstanding under the Senior Secured Revolving Credit Facility in a face amount of approximately $130.6 million, which resulted in remaining borrowing capacity under the Senior Secured Revolving Credit Facility of $1,283.4 million. If at any time the total credit exposure outstanding under the Senior Secured Revolving Credit Facility exceeds the borrowing base, we will be required to repay amounts outstanding to eliminate such shortfall.

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

The Amended Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility is less than $200.0 million or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility is less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $250.0 million. As of August 27, 2022, our fixed charge coverage ratio was greater than 1.00 to 1.00, and we were in compliance with the Amended Credit Agreement’s financial covenant. The Amended Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

The indentures that govern our secured notes contain restrictions on the amount of additional secured and unsecured debt that we may incur. As of August 27, 2022, we had the ability to issue additional secured and unsecured debt under the indentures governing our secured notes, including the ability to draw the full amount of our Senior Secured Revolving Credit Facility and enter into certain sale and leaseback transactions. We also have certain limitations in our unguaranteed unsecured notes on the amount of secured debt that we may incur. We have additional debt incurrence capacity under such indentures.

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

	August 27,	February 26,
In millions	2022	2022
Due from EI	$275.1	$26.5
Other current assets	3,374.7	3,314.9
Total current assets	$3,649.8	$3,341.4

Operating lease right-of-use assets	$2,679.5	$2,813.5
Goodwill	626.9	879.1
Other noncurrent assets	1,348.7	1,428.8
Total noncurrent assets	$4,655.1	$5,121.4

Due to EI	$—	$—
Other current liabilities	2,764.6	2,891.1
Total current liabilities	$2,764.6	$2,891.1

Long-term debt less current maturities	$3,222.7	$2,733.0
Long-term operating lease liabilities	2,496.5	2,597.1
Other noncurrent liabilities	157.6	142.7
Total noncurrent liabilities	$5,876.8	$5,472.8

	Thirteen Week Period Ended	Twenty-Six Week Period Ended
In millions	August 27, 2022	August 27, 2022
Revenues(a)	$5,751.9	$11,629.7
Cost of revenues(b)	4,599.6	9,281.7
Gross profit	1,152.3	2,348.0

Net loss	$(318.4)	$(424.2)

Net loss attributable to Rite Aid	$(331.3)	$(441.5)
(a)	Includes $(9.1) million and $27 million of revenues generated from the non-guarantor for the thirteen and twenty-six week periods ended August 27, 2022.
(b)	Includes $(9.2) million and $26.9 million of cost of revenues incurred in transactions with the non-guarantor for the thirteen and twenty-six week periods ended August 27, 2022.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash used in operating activities was $451.5 million compared to cash provided by operating activities of $39.6 million for the twenty-six week periods ended August 27, 2022 and August 28, 2021, respectively. Operating cash flow was negatively impacted by the build of the CMS receivable, increases in inventory due to seasonal build and inflation and the timing of payments for interest and bonus expense.

Cash used in investing activities was $50.6 million and $90.5 million for the twenty-six week periods ended August 27, 2022 and August 28, 2021, respectively. During the twenty-six week period ended August 27, 2022, we spent $122.2 million on the purchase of property, plant and equipment, $15.4 million on prescription file purchases, received proceeds of $46.0 million from sale leasebacks of two distribution centers and one retail store, and received $41.0 million from prescription file sales driven by our store closures.

Cash flow provided by financing activities was $509.2 million compared to cash provided by financing activities of $36.6 million for the twenty-six week periods ended August 27, 2022 and August 28, 2021, respectively. Cash provided by financing activities for the twenty-six weeks ended August 27, 2022 reflects incremental revolver borrowings, partially offset by the repurchase of certain bonds and the change in our zero balance accounts due to timing of payments.

Capital Expenditures

During the thirteen and twenty-six week periods ended August 27, 2022 and August 28, 2021 capital expenditures were as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021

New store construction, store relocation and store remodel projects	$13,898	$25,667	$25,673	$58,960
Technology enhancements, improvements to distribution centers and other corporate requirements	35,169	20,525	96,570	46,396
Purchase of prescription files from other retail pharmacies	3,108	9,043	15,356	14,479
Total capital expenditures	$52,175	$55,235	$137,599	$119,835

The Company anticipates incurring approximately $225,000 of capital expenditures during fiscal 2023.

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions, including those resulting from COVID-19, a decline in the overall economy, and the current rising interest rate environment; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Additionally, we currently expect continued pressure on consumer spending and supply chain challenges. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolver and other sources of liquidity will be adequate to meet our requirements for working capital, debt service, capital expenditures and other strategic investments at least for the next twelve months. Based on our liquidity position, which we expect to remain strong, we do not expect to be subject to the minimum fixed charge covenant in the Amended Facilities in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances, and we may evaluate alternative sources of liquidity (particularly in light of the current market volatility), including further opportunities related to any receivable due to us from CMS, sale and leaseback transactions, and other transactions to optimize our asset base. From time to time, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for shares of common stock or other debt securities (including additional secured debt), issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, including our recent cash tender offers whereby we purchased $150.0 million of certain of our outstanding series of senior notes as announced on June 13, 2022, or seek to refinance our outstanding debt (including the Amended Facilities) or may otherwise seek transactions to reduce interest expense and extend debt maturities. We may also look to make additional investments in our business to further our strategic objectives, including targeted acquisitions or other transactions to optimize our asset base. Any of these transactions could impact our financial results, including additional changes or realization of cancellation of indebtedness-income. As a result of the current market volatility and rising interest rate environment, we cannot assure you whether any of such transactions will be consummated, whether we will achieve the benefits of any such transaction, or whether our cost of capital will increase, any of which could have an impact on our future liquidity.

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

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the thirteen and twenty-six week periods ended August 27, 2022 and August 28, 2021:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021

	(dollars in thousands)
Net loss	$(331,290)	$(100,301)	$(441,481)	$(113,358)
Interest expense	52,533	48,592	100,652	97,713
Income tax expense	11,967	3,310	15,464	4,090
Depreciation and amortization	68,564	73,859	138,637	149,718
LIFO charge (credit)	10,121	(3,993)	10,121	(7,986)
Facility exit and impairment charges	45,845	11,353	112,416	20,184
Goodwill and intangible asset impairment charges	252,200	—	252,200	—
(Gain) loss on debt modifications and retirements, net	(41,312)	2,839	(41,312)	3,235
Merger and Acquisition‑related costs	—	4,591	—	8,477
Stock-based compensation expense	4,735	5,792	8,069	8,603
Restructuring-related costs	12,805	9,584	35,451	15,516
Inventory write-downs related to store closings	1,094	798	9,049	1,270
Litigation and other contractual settlements	20,093	34,212	38,364	48,212
(Gain) loss on sale of assets, net	(29,001)	12,378	(58,197)	5,820
Other	195	3,146	(754)	3,543
Adjusted EBITDA	$78,549	$106,160	$178,679	$245,037

The following is a reconciliation of our net income (loss) to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share for the thirteen and twenty-six week periods ended August 27, 2022 and August 28, 2021. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, non-recurring litigation and other contractual settlements, gains or losses on debt modifications and retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, restructuring-related costs, and the loss on Bartell acquisition. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods.

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	August 27,	August 28,	August 27,	August 28,
	2022	2021	2022	2021

	(dollars in thousands)
Net loss	$(331,290)	$(100,301)	$(441,481)	$(113,358)
Add back - Income tax expense	11,967	3,310	15,464	4,090
Loss before income taxes	(319,323)	(96,991)	(426,017)	(109,268)
Adjustments:
Amortization expense	18,420	19,953	39,046	40,413
LIFO charge (credit)	10,121	(3,993)	10,121	(7,986)
Goodwill and intangible asset impairment charges	252,200	—	252,200	—
(Gain) loss on debt modifications and retirements, net	(41,312)	2,839	(41,312)	3,235
Merger and Acquisition‑related costs	—	4,591	—	8,477
Restructuring-related costs	12,805	9,584	35,451	15,516
Litigation and other contractual settlements	20,093	34,212	38,364	48,212
Adjusted loss before income taxes	(46,996)	(29,805)	(92,147)	(1,401)
Adjusted income tax benefit (a)	(12,576)	(7,839)	(24,659)	(368)
Adjusted net loss	(34,420)	$(21,966)	$(67,488)	$(1,033)
Net loss per diluted share	$(6.07)	$(1.86)	$(8.11)	$(2.10)
Adjusted net loss per diluted share	$(0.63)	$(0.41)	$(1.24)	$(0.02)
(a)	The fiscal year 2023 and 2022 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL’s, state credits and valuation allowance, was used for the thirteen and twenty-six weeks ended August 27, 2022 and August 28, 2021, respectively.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of August 27, 2022.

								Fair Value at
	2023	2024	2025	2026	2027	Thereafter	Total	August 27, 2022

	(Dollars in thousands)
Long-term debt, including current portion, excluding financing lease obligations
Fixed Rate	$—	$—	$—	$485,058	$1,035,609	$2,046	$1,522,713	$1,267,796
Average Interest Rate	0.00%	0.00%	0.00%	7.50%	7.95%	6.88%	7.80%
Variable Rate	$—	$—	$—	$—	$1,736,000	$—	$1,736,000	$1,736,000
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	3.62%	0.00%	3.62%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of August 27, 2022, our annual interest expense would change by approximately $17.4 million.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of common stock during the second quarter of fiscal 2023.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced	Purchased under the
Fiscal period:	Repurchased	Per Share	Plans or Programs	Plans or Programs
May 29, 2022 to June 25, 2022	2	$5.20	—	—
June 26, 2022 to July 23, 2022	138	$7.26	—	—
July 24, 2022 to August 27, 2022	41	$11.02	—	—

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

(a)	The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Receivable Purchase Agreement, dated as of August 12, 2021, by and between Envision Insurance Company and Part D Receivable Trust 2020-1 (Series D)	Exhibit 2.1 to Form 8-K, filed on August 13, 2021
2.2	Indemnity Agreement, dated as of August 12, 2021 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series D)	Exhibit 2.2 to Form 8-K, filed on August 13, 2021
2.3	Receivable Purchase Agreement, dated as of January 24, 2022 February 19, 2020, by and between Envision Insurance Company and Part D Receivable Trust 2020-1 (Series E)	Exhibit 2.1 to Form 8-K, filed on January 24, 2022

Exhibit Numbers	Description	Incorporation By Reference To
2.4	Indemnity Agreement, dated as of January 24, 2022 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series D)	Exhibit 2.2 to Form 8-K, filed on January 24, 2022
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 8-K, filed on April 18, 2019
3.2	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on April 17, 2020
4.1	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
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

Exhibit 4.10 to Form 10-Q, filed on July 6, 2022

Exhibit Numbers		Description	Incorporation By Reference To
4.11

Supplemental Indenture, dated as of March 31, 2022, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 27, 2020, related to the Company’s 8.000% Senior Secured Notes due 2026

Exhibit 4.11 to Form 10-Q, filed on July 6, 2022
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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.14	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Jocelyn Z. Konrad, dated as of March 12, 2019	Exhibit 10.32 to Form 10-Q, filed on July 11, 2019
10.15	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019

Exhibit Numbers		Description	Incorporation By Reference To
10.16	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019	Exhibit 10.34 to Form 10-Q, filed on July 11, 2019
10.17	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017	Exhibit 10.35 to Form 10-Q, filed on July 11, 2019
10.18	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016	Exhibit 10.36 to Form 10-Q, filed on July 11, 2019
10.19	†	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001	Exhibit 10.37 to Form 10-Q, filed on July 11, 2019
10.20	†*	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.21	†**	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.22	†	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019	Exhibit 10.2 to Form 8-K, filed on August 12, 2019
10.23	†	Employment Agreement dated October 2, 2019 by and between Rite Aid Corporation and James Peters	Exhibit 10.1 to Form 8-K, filed on October 2, 2019
10.24	†	Employment Agreement by and between Rite Aid Corporation and Jessica Kazmaier, dated as of March 12, 2019	Exhibit 10.43 to Form 10-K filed on April 27, 2020
10.25	†	Amendment to Employment Agreement by and between Jessica Kazmaier, dated as of November 6, 2019	Exhibit 10.44 to Form 10-K filed on April 27, 2020
10.26	†	Employment Agreement by and between Justin Mennen, dated as of December 7, 2018	Exhibit 10.45 to Form 10-K filed on April 27, 2020
10.27	†	Amendment to Employment Agreement by and between Justin Mennen, dated November 6, 2019	Exhibit 10.46 to Form 10-K filed on April 27, 2020
10.28	†	Employment Agreement by and between Rite Aid Corporation and Andre Persaud, dated as of January 28, 2020	Exhibit 10.47 to Form 10-K filed on April 27, 2020
10.29	†	Employment Agreement by and between Rite Aid Corporation and Paul D. Gilbert, as of July 29, 2020	Exhibit 10.46 to Form 10-Q filed on October 6, 2020
10.30	†	Rite Aid Corporation Amended and Restated 2020 Omnibus Equity Plan	Appendix B-1 to Schedule 14A (Definitive Proxy Statement) filed on May 20, 2021
10.31	†	Form Award Agreement (Executive) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.2 to Form 8-K filed on July 8, 2020
10.32	†	Form Award Agreement (Non-employee Director) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.3 to Form 8-K filed on July 8, 2020
10.33		Separation Agreement by and between Rite Aid Corporation and Jocelyn Konrad, dated as of March 7, 2022	Exhibit 10.35 to Form 10-Q, filed on July 6, 2022
10.34		Separation Agreement by and between Rite Aid Corporation and James Peters, as of March 7, 2022	Exhibit 10.36 to Form 10-Q, filed on July 6, 2022
22		List of Subsidiary Guarantors	Exhibit 22 to Form 10-Q, filed on July 6, 2022
31.1		Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2		Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32		Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

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

Date: October 5, 2022	RITE AID CORPORATION

	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Executive Vice President and Chief Financial Officer

Date: October 5, 2022	By:	/s/ BRIAN T. HOOVER
Brian T. Hoover
Senior Vice President and Chief Accounting Officer