Form 10-Q
period 2022-11-26
RITE AID CORP
filed 2023-01-04
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-5742

RITE AID CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1614034 (I.R.S. Employer Identification No.)

PO Box 3165, Harrisburg, Pennsylvania (Address of principal executive offices)	17105 (Zip Code)

Registrant’s telephone number, including area code: (717) 761-2633.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report):

1200 Intrepid Avenue, 2nd Floor,
Philadelphia, Pennsylvania 19112

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

The registrant had 56,523,354 shares of its $1.00 par value common stock outstanding as of December 20, 2022.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	the impact of widespread health developments, including the continued impact of the global coronavirus (“COVID-19”) pandemic, the changing consumer behavior and preferences (including preferred shopping locations, vaccine hesitancy and the emergence of new variants), and the impact of those factors on the broader economy, financial and labor markets, wages, availability and access to credit and capital, our front-end and pharmacy operations and services, supply chain challenges including shipping delays, container and trucker shortages, port congestion and other logistics problems, our associates and executive and administrative personnel, our third-party service providers (including suppliers, vendors and business partners), and customers. In addition, continued shortages of pharmacists, pharmacy technicians and other employee turnover in the markets in which we operate, may inhibit our ability to maintain store hours at preferred levels. Any of these developments could result in a material adverse effect on our business, financial conditions and results of operations;

●	our ability to successfully implement our RxEvolution strategy, attract and retain a sufficient number of our target consumers, integrate operations such as Elixir and any acquisitions, implement and integrate information technology and digital services, obtain permits required for store remodels, and improve the operating performance of our stores and pharmacy benefit management (“PBM”) operations;

●	our high level of indebtedness, the ability to refinance such indebtedness on acceptable terms (including the impact of rising interest rates, market volatility, and continuing actions by the United States Federal Reserve), and our ability to satisfy our obligations and the other covenants contained in our credit and debt agreements;

●	the nature, cost, impact and outcome of pending and future litigation, other legal or regulatory proceedings, or governmental investigations and actions, including those related to opioids, “usual and customary” pricing, government payer programs, business practices, or other matters;

●	general competitive, economic, industry, market, political (including healthcare reform) and regulatory conditions, including continued impacts of inflation or other pricing environment factors on our costs, liquidity and our ability to pass on price increases to our customers, including as a result of inflationary and deflationary pressures, a decline in consumer spending or deterioration in consumer financial position, whether due to inflation or other factors, as well as other factors specific to the markets in which we operate;

●	the severity and resulting impact of the cough, cold and flu season;

●	the impact on retail pharmacy business as PBM payors seek to reduce payments to retail pharmacies and incent or mandate movement away from retail pharmacies to PBM mail order pharmacies;

●	our ability to achieve the benefits of our efforts to reduce the purchasing cost of our generic drugs;

●	the risk that changes in federal or state laws or regulations, including to those relating to labor or wages, the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection or the Affordable Care Act (or “ACA”), and decisions of agencies and courts including the United States Supreme Court regarding those and other matters relevant to the Company or its operations, and any regulations enacted thereunder may occur;

●	the impact of the loss of one or more major third party payor contracts and the risk that providers and state contract changes may occur;

●	the risk that we may need to take further impairment charges if our future results do not meet our expectations;

●	our ability to sell our Centers of Medicare and Medicaid Services (“CMS”) receivables, in whole or in part, and on reasonably available terms, which could negatively impact our liquidity and leverage ratio if we do not consummate a sale;

●	our ability to grow prescription count, realize front-end sales growth, and improve and grow the operations of our PBM;

●	our ability to achieve cost savings and the other benefits of our organizational restructuring within our anticipated timeframe, if at all;

●	decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

●	our ability to manage expenses, our liquidity and our investments in working capital;

●	the continued impact of gross margin pressure in the PBM industry due to continued consolidation and client demand for lower prices while providing enhanced service offerings;

●	risks related to breaches of our (or our vendors’) information or payment systems or unauthorized access to confidential or personal information of our associates or customers;

●	our ability to maintain our current pharmacy services business and obtain new pharmacy services business and clients, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations and the risk that we cannot meet client guarantees;

●	our ability to manage our Medicare Part D Plan medical loss ratio (“MLR”) and meet the financial obligations of the plan;

●	the risk that we could experience deterioration in our current Star rating with the CMS or incur CMS penalties and/or sanctions;

●	the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

●	changes in future exchange or interest rates (including the impact on our variable rate indebtedness) or credit ratings, changes in tax laws, regulations, rates and policies; and

●	other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results” included herein and in our Annual Report on Form 10-K for the fiscal year ended February 26, 2022 (the “Fiscal 2022 10-K”), which we filed with the SEC on April 25, 2022, our Quarterly Report on Form 10-Q for the thirteen weeks ended May 28, 2022, which we filed on July 6, 2022 and our Quarterly Report on Form 10-Q for the thirteen weeks ended August 27, 2022, which we filed on October 5, 2022, as well as in “Part I – Item 1A. Risk Factors” of the Fiscal 2022 10-K. To the extent that COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the risk factors described herein and in our Fiscal 2022 10-K.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	November 26,	February 26,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$103,054	$39,721
Accounts receivable, net	1,473,997	1,343,496
Inventories, net of LIFO reserve of $512,540 and $487,173	1,981,335	1,959,389
Prepaid expenses and other current assets	119,836	106,749
Total current assets	3,678,222	3,449,355
Property, plant and equipment, net	939,648	989,167
Operating lease right-of-use assets	2,622,969	2,813,535
Goodwill	626,936	879,136
Other intangibles, net	259,954	291,196
Deferred tax assets	13,938	20,071
Other assets	68,107	86,543
Total assets	$8,209,774	$8,529,003
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$6,107	$5,544
Accounts payable	1,454,988	1,571,261
Accrued salaries, wages and other current liabilities	799,555	780,632
Current portion of operating lease liabilities	563,490	575,651
Total current liabilities	2,824,140	2,933,088
Long-term debt, less current maturities	3,189,013	2,732,986
Long-term operating lease liabilities	2,427,836	2,597,090
Lease financing obligations, less current maturities	12,970	14,830
Other noncurrent liabilities	159,549	151,976
Total liabilities	8,613,508	8,429,970
Commitments and contingencies	—	—
Total stockholders’ (deficit) equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 56,526 and 55,752	56,526	55,752
Additional paid-in capital	5,915,383	5,910,299
Accumulated deficit	(6,360,206)	(5,851,581)
Accumulated other comprehensive loss	(15,437)	(15,437)
Total stockholders’ (deficit) equity	(403,734)	99,033
Total liabilities and stockholders’ (deficit) equity	$8,209,774	$8,529,003

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	November 26, 2022	November 27, 2021
Revenues	$6,083,346	$6,228,880
Costs and expenses:
Cost of revenues	4,879,594	4,894,497
Selling, general and administrative expenses	1,194,546	1,276,920
Facility exit and impairment charges	22,539	47,455
Interest expense	57,416	47,794
Gain on sale of assets, net	(3,095)	(5,899)
Loss on Bartell acquisition	—	5,346
	6,151,000	6,266,113
Loss before income taxes	(67,654)	(37,233)
Income tax benefit	(510)	(1,175)
Net loss	$(67,144)	$(36,058)
Computation of loss attributable to common stockholders:
Net loss attributable to common stockholders—basic and diluted	$(67,144)	$(36,058)

Basic and diluted loss per share	$(1.23)	$(0.67)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	November 26, 2022	November 27, 2021
Net loss	$(67,144)	$(36,058)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	—	123
Total other comprehensive income	—	123
Comprehensive loss	$(67,144)	$(35,935)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirty-Nine Week Period Ended
	November 26, 2022	November 27, 2021
Revenues	$17,998,997	$18,502,865
Costs and expenses:
Cost of revenues	14,444,021	14,637,683
Selling, general and administrative expenses	3,606,028	3,790,035
Facility exit and impairment charges	134,955	67,639
Goodwill and intangible asset impairment charges	252,200	—
Interest expense	158,068	145,507
(Gain) loss on debt modifications and retirements, net	(41,312)	3,235
Gain on sale of assets, net	(61,292)	(79)
Loss on Bartell acquisition	—	5,346
	18,492,668	18,649,366
Loss before income taxes	(493,671)	(146,501)
Income tax expense	14,954	2,915
Net loss	$(508,625)	$(149,416)
Computation of loss attributable to common stockholders:
Net loss attributable to common stockholders—basic and diluted	$(508,625)	$(149,416)

Basic and diluted loss per share	$(9.32)	$(2.77)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 26, 2022	November 27, 2021
Net loss	$(508,625)	$(149,416)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	—	369
Change in fair value of interest rate cap	—	27
Total other comprehensive income	—	396
Comprehensive loss	$(508,625)	$(149,020)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE FEBRUARY 26, 2022	55,752	$55,752	$5,910,299	$(5,851,581)	$(15,437)	$99,033
Net loss				(110,191)		(110,191)
Other comprehensive loss:
Comprehensive loss						(110,191)
Issuance of restricted stock	61	61	(61)			—
Exchange of restricted shares for taxes	(63)	(63)	(490)			(553)
Cancellation of restricted stock	(127)	(127)	127			—
Amortization of restricted stock balance			3,324			3,324
Stock-based compensation expense			201			201
Amortization of performance-based incentive plans			(190)			(190)
BALANCE MAY 28, 2022	55,623	55,623	5,913,210	(5,961,772)	(15,437)	(8,376)
Net loss				(331,290)		(331,290)
Other comprehensive loss:
Comprehensive loss						(331,290)
Issuance of restricted stock	1,141	1,141	(1,141)			—
Exchange of restricted shares for taxes	(182)	(182)	(1,284)			(1,466)
Cancellation of restricted stock	(2)	(2)	2			—
Amortization of restricted stock balance			3,323			3,323
Stock-based compensation expense			111			111
Amortization of performance-based incentive plans			1,300			1,300
BALANCE AUGUST 27, 2022	56,580	56,580	5,915,521	(6,293,062)	(15,437)	(336,398)
Net loss				(67,144)		(67,144)
Other comprehensive loss:
Comprehensive loss						(67,144)
Exchange of restricted shares for taxes	(12)	(12)	(75)			(87)
Cancellation of restricted stock	(42)	(42)	42			—
Amortization of restricted stock balance			2,335			2,335
Stock-based compensation expense			111			111
Amortization of performance-based incentive plans			(2,551)			(2,551)
BALANCE NOVEMBER 26, 2022	56,526	$56,526	$5,915,383	$(6,360,206)	$(15,437)	$(403,734)

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

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirty-Nine Week Period Ended
	November 26, 2022	November 27, 2021
Operating activities:
Net loss	$(508,625)	$(149,416)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	208,133	222,691
Facility exit and impairment charges	134,955	67,639
Goodwill and intangible asset impairment charges	252,200	—
LIFO charge	25,367	900
Gain on sale of assets, net	(61,292)	(79)
Change in allowances for uncollectible accounts receivable	7,411	—
Loss on Bartell acquisition	—	5,346
Stock-based compensation expense	8,635	8,820
(Gain) loss on debt modifications and retirements, net	(41,312)	3,235
Changes in deferred taxes	6,133	(1,602)
Changes in operating assets and liabilities:
Accounts receivable	(149,632)	(398,079)
Inventories	(47,771)	(87,150)
Accounts payable	(99,105)	129,436
Operating lease right-of-use assets and operating lease liabilities	(54,551)	(19,517)
Other assets	(8,935)	34,946
Other liabilities	9,537	219,390
Net cash (used in) provided by operating activities	(318,852)	36,560
Investing activities:
Payments for property, plant and equipment	(172,563)	(145,001)
Intangible assets acquired	(24,937)	(24,289)
Proceeds from insured loss	—	10,436
Proceeds from dispositions of assets and investments	51,030	7,821
Proceeds from sale-leaseback transactions	55,894	39,790
Net cash used in investing activities	(90,576)	(111,243)
Financing activities:
Proceeds from issuance of long-term debt	—	350,000
Net proceeds from revolver	641,000	300,000
Principal payments on long-term debt	(153,068)	(544,020)
Change in zero balance cash accounts	(12,184)	(15,087)
Financing fees paid for early debt redemption	(881)	(833)
Payments for taxes related to net share settlement of equity awards	(2,106)	(2,352)
Deferred financing costs paid	—	(18,638)
Net cash provided by financing activities	472,761	69,070
Increase (decrease) in cash and cash equivalents	63,333	(5,613)
Cash and cash equivalents, beginning of period	39,721	160,902
Cash and cash equivalents, end of period	$103,054	$155,289

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and therefore do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and thirty-nine week periods ended November 26, 2022 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2022 10-K.

Revenue Recognition

The following table disaggregates the Company’s revenue by major source in each segment for the thirteen and thirty-nine week periods ended November 26, 2022 and November 27, 2021:

	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021
In thousands	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Retail Pharmacy segment:
Pharmacy sales	$3,155,646	$3,132,821	$9,180,331	$9,069,520
Front-end sales	1,229,547	1,272,342	3,722,343	3,901,285
Other revenue	27,039	27,345	86,705	90,603
Total Retail Pharmacy segment	4,412,232	4,432,508	12,989,379	13,061,408
Pharmacy Services segment	1,726,933	1,858,830	5,180,031	5,629,325
Intersegment elimination	(55,819)	(62,458)	(170,413)	(187,868)
Total revenue	$6,083,346	$6,228,880	$17,998,997	$18,502,865

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

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Each point is worth $0.002. Customers must accumulate 1,000 points and create an online account in order to convert earned points to a “Rite Aid Rewards” coupon. Unused/unconverted points expire after 90 days. Unredeemed “Rite Aid Rewards” coupons expire 30 days after conversion from points earned.

Points earned pursuant to the Rite Aid Rewards program represent a performance obligation. The value of unredeemed Rite Aid Rewards points is deferred as a contract liability (included in other current liabilities). As members redeem points in the form of a Rite Aid Rewards coupon or when points or unredeemed Rite Aid Rewards coupons expire, the Retail Pharmacy segment recognizes the redeemed/expired portion of the deferred contract liability into revenue. The Retail Pharmacy segment had accrued contract liabilities of $1,157 and $0 as of November 26, 2022 and February 26, 2022, respectively.

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

The Company’s condensed consolidated financial statements for the thirteen and thirty-nine week periods ended November 26, 2022 and November 27, 2021 include Bartell’s results of operations. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

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

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Estimated Fair Value	Estimated Useful Life (In Years)
Prescription files	$54,300	10
Tradename	14,400	Indefinite
Total	$68,700

During the thirteen week period ended February 27, 2021, the Company recorded a gain on Bartell acquisition of $47,705 primarily due to fair value adjustments related to prescription files and the tradename compared to book values. During the thirteen week period ended November 27, 2021, in connection with determining its final purchase price allocation, the Company recorded a loss on Bartell acquisition of $5,346 primarily due to contract termination charges, inventory valuation adjustments and changes in deferred income taxes, resulting in a net bargain purchase gain of $42,359. The Company believes that the bargain purchase gain was primarily the result of the decision by the Bartell stockholders to sell their interests as Bartell had been experiencing increasing borrowings under its credit agreements to meet its operating needs and increasing net losses. The agreed upon purchase price reflected the fact the seller would have needed to incur further significant debt to cover the operating costs of Bartell, which would have required amendments to its credit arrangements. With the Company’s existing infrastructure, scale and expertise, the Company believes that it has access to the necessary synergies to allow necessary operational improvements to be implemented more efficiently than the seller.

During the thirteen week periods ended November 26, 2022 and November 27, 2021, acquisition costs of $0 and $3,642 were expensed as incurred. During the thirty-nine week periods ended November 26, 2022 and November 27, 2021, acquisition costs of $0 and $12,119 were expensed as incurred.

3. Restructuring

Beginning in fiscal 2019, the Company initiated a series of restructuring plans designed to reorganize its executive management team, reduce managerial layers, and consolidate roles. In March 2020, the Company announced the details of its RxEvolution strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in its front-end offering to free up working capital and update its merchandise assortment, assessing its pricing and promotional strategy, rebranding its retail pharmacy and pharmacy services business, launching its Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services segment both within the segment and across the enterprise. Other strategic initiatives include the expansion of the Company’s digital business, replacing and updating the Company’s financial systems to improve efficiency, and movement to a common client platform at Elixir. In April 2022, the Company announced further strategic initiatives to reduce costs through the closure of unprofitable stores, reduce corporate administration expenses, improve efficiencies in worked payroll and other store labor costs, engage in a comprehensive review of purchasing and other business processes in both the Retail Pharmacy and Pharmacy Services segments in order to identify areas of opportunity, as well as expense reductions at the Pharmacy Services segment. These and future restructuring activities are expected to provide future growth and expense efficiency benefits. There can be no assurance that the Company’s current and future restructuring charges will achieve the cost savings and remerchandising benefits in the amounts or time anticipated.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

For the thirteen week period ended November 26, 2022, the Company incurred total restructuring-related costs of $26,500, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts(a)	$3,242	$1,558	$4,800
Professional and other fees relating to restructuring activities(b)	16,634	5,066	21,700
Total restructuring-related costs	$19,876	$6,624	$26,500

For the thirteen week period ended November 27, 2021, the Company incurred total restructuring-related costs of $9,657, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts(a)	$—	$97	$97
Professional and other fees relating to restructuring activities(b)	3,746	5,814	9,560
Total restructuring-related costs	$3,746	$5,911	$9,657

For the thirty-nine week period ended November 26, 2022, the Company incurred total restructuring-related costs of $61,951, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts(a)	$15,443	$2,174	$17,617
Professional and other fees relating to restructuring activities(b)	30,246	14,088	44,334
Total restructuring-related costs	$45,689	$16,262	$61,951

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

For the thirty-nine week period ended November 27, 2021, the Company incurred total restructuring-related costs of $25,173, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	segment	Services segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts(a)	$—	$1,098	$1,098
Professional and other fees relating to restructuring activities(b)	7,951	16,124	24,075
Total restructuring-related costs	$7,951	$17,222	$25,173

A summary of restructuring-related liabilities associated with the programs noted above, which are included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related	Professional and
	costs (a)	other fees (b)	Total

Balance at February 26, 2022	$4,257	$4,463	$8,720
Additions charged to expense	11,904	10,742	22,646
Cash payments	(5,231)	(11,727)	(16,958)
Balance at May 28, 2022	$10,930	$3,478	$14,408
Additions charged to expense	913	11,892	12,805
Cash payments	(2,782)	(10,066)	(12,848)
Balance at August 27, 2022	$9,061	$5,304	$14,365
Additions charged to expense	4,800	21,700	26,500
Cash payments	(4,452)	(18,297)	(22,749)
Balance at November 26, 2022	$9,409	$8,707	$18,116
(a)	– Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with ongoing reorganization efforts.
(b)	– Professional and other fees include costs incurred in connection with the identification and implementation of initiatives associated with restructuring activities.

The Company anticipates incurring approximately $72,000 during fiscal 2023 in connection with its continued restructuring activities.

4. Loss Per Share

Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company, subject to anti-dilution limitations.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021
Basic and diluted loss per share:
Numerator:
Net loss attributable to common stockholders — basic and diluted	$(67,144)	$(36,058)	$(508,625)	$(149,416)
Denominator:
Basic and diluted weighted average shares	54,792	54,168	54,567	54,004

Basic and diluted loss per share	$(1.23)	$(0.67)	$(9.32)	$(2.77)

Due to their antidilutive effect, 537 and 719 potential shares related to stock options have been excluded from the computation of diluted loss per share for the thirteen and thirty-nine week periods ended November 26, 2022 and November 27, 2021, respectively. Also, excluded from the computation of diluted loss per share for the thirteen and thirty-nine week periods ended November 26, 2022 and November 27, 2021 are restricted shares of 1,724 and 1,583, respectively, which are included in shares outstanding.

5. Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week Period		Thirty-Nine Week Period
	Ended		Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021
Impairment charges	$7,728	$40,323	$77,502	$51,372
Facility exit charges	14,811	7,132	57,453	16,267
	$22,539	$47,455	$134,955	$67,639

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

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirty-nine week period ended November 26, 2022, long-lived assets with a carrying value of $94,713, primarily right-of-use assets in connection with stores or leased office spaces, were written down to their fair value of $17,211, resulting in an impairment charge of $77,502 of which $7,728 relates to the thirteen week period ended November 26, 2022. During the thirty-nine week period ended November 27, 2021, long-lived assets with a carrying value of $74,270, primarily right-of-use assets in connection with stores or leased office spaces, were written down to their fair value of $22,898, resulting in an impairment charge of $51,372 of which $40,323 related to the thirteen week period ended November 27, 2021. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at November 26, 2022 and November 27, 2021:

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	November 26, 2022
Long-lived assets held for use	$—	$12,096	$—	$12,096	$(72,670)
Long-lived assets held for sale	$—	$5,115	$—	$5,115	$(4,832)
Total	$—	$17,211	$—	$17,211	$(77,502)

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	November 27, 2021
Long-lived assets held for use	$—	$—	$22,898	$22,898	$(51,372)
Long-lived assets held for sale	$—	$—	$—	$—	$—
Total	$—	$—	$22,898	$22,898	$(51,372)

The above assets reflected in the caption ‘Long-lived assets held for sale’ have not been reclassified to assets held for sale due to their immateriality.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

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

The following table reflects changes in the Company’s closed store liability relating to closed store and distribution center charges for new closures, changes in assumptions and interest accretion:

	Thirteen Week Period		Thirty-Nine Week Period
	Ended		Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021
Balance—beginning of period	$41,946	$5,611	$18,688	$3,443
Provision for present value of executory costs for leases exited	10,477	3,620	39,792	5,328
Changes in assumptions and other adjustments	(3,259)	1,387	(3,886)	2,880
Interest accretion	258	4	593	20
Cash payments	(3,818)	(3,941)	(9,583)	(4,990)
Balance—end of period	$45,604	$6,681	$45,604	$6,681

6. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 5, Facility Exit and Impairment Charges, for the recognition and disclosure of fair value measurements.

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of November 26, 2022, the Company has $7,696 of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of prepaid expenses and other current assets. As of February 26, 2022, the Company has $7,406 of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets. The Company believes the carrying value of these investments approximates their fair value.

The fair value for LIBOR-based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,189,013 and $2,686,945 respectively, as of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

November 26, 2022. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $2,732,986 and $2,661,122, respectively, as of February 26, 2022.

7. Income Taxes

The Company recorded an income tax benefit of $510 and $1,175 for the thirteen week periods ended November 26, 2022 and November 27, 2021, respectively. The Company recorded income tax expense of $14,954 and $2,915 for the thirty-nine week periods ended November 26, 2022 and November 27, 2021, respectively. The effective tax rate for the thirteen week periods ended November 26, 2022 and November 27, 2021 was 0.8% and 3.2%, respectively. The effective tax rate for the thirty-nine week periods ended November 26, 2022 and November 27, 2021 was (3.0)% and (2.0)%, respectively. The effective tax rate for the thirteen and thirty-nine week periods ended November 26, 2022 was net of an adjustment of (19.5)% and 46.5%, respectively, to adjust the valuation allowance against deferred tax assets. The effective tax rate for the thirty-nine week period ended November 26, 2022 was primarily impacted by a Pennsylvania law change that reduced the statutory corporate net income tax rate, causing a reduction to the valuation allowance of $380,509. The effective tax rate for the thirteen and thirty-nine week periods ended November 27, 2021 was net of an adjustment of (18.5)% and (21.4)%, respectively, to adjust the valuation allowance against deferred tax assets.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $1,593,207 and $1,822,710, which relates to federal and state deferred tax assets that may not be realized based on the Company's future projections of taxable income at November 26, 2022 and February 26, 2022, respectively.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

EI is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EI must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EI is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $11,383 as of September 30, 2022. EI was in excess of the minimum required amounts in these states as of November 26, 2022.

The Company has recorded estimates of various assets and liabilities arising from its participation in the Medicare Part D program based on information in its claims management and enrollment systems. Significant estimates arising from its participation in this program include: (i) estimates of low-income cost subsidies, reinsurance amounts, and coverage gap discount amounts ultimately payable to or receivable from CMS based on a detailed claims reconciliation that will occur in the following year; (ii) an estimate of amounts receivable from CMS under a risk-sharing feature of the Medicare Part D program design, referred to as the risk corridor; and (iii) estimates for claims that have been reported and are in the process of being paid or contested and for our estimate of claims that have been incurred but have not yet been reported.

On August 12, 2021, the Company entered into a receivable purchase agreement (the “August 2021 Receivable Purchase Agreement”) with Bank of America, N.A. (the “Purchaser”).

Pursuant to the terms and conditions set forth in the August 2021 Receivable Purchase Agreement, the Company sold $271,829, a portion of its calendar year 2021 CMS receivable, for $258,116, of which $239,360 was received on August 12, 2021. The remaining $18,756, which is included in accounts receivable, net as of November 26, 2022, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $13,713, which is included as a component of loss (gain) on sale of assets, net during the thirteen week period ended August 28, 2021.

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

On January 24, 2022, the Company entered into a receivable purchase agreement (the “January 2022 Receivable Purchase Agreement”) with Purchaser.

Pursuant to the terms and conditions set forth in the January 2022 Receivable Purchase Agreement, the Company sold $400,680, a portion of its calendar 2021 CMS receivable, for $387,035, of which $359,388 was received on January 24, 2022. The remaining $27,647, which is included in accounts receivable, net as of November 26, 2022, is

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $13,645, which is included as a component of loss (gain) on sale of assets, net during the thirteen week period ended February 26, 2022.

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

On October 13, 2022, the Company entered into a receivable purchase agreement (the “October 2022 Receivable Purchase Agreement”) with Purchaser.

Pursuant to the terms and conditions set forth in the October 2022 Receivable Purchase Agreement, the Company sold $195,487, a portion of its calendar 2022 CMS receivable, for $180,405, of which $166,917 was received on October 13, 2022. The remaining $13,488, which is included in accounts receivable, net as of November 26, 2022, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $15,082, which is included as a component of gain on sale of assets, net during the thirteen week period ended November 26, 2022.

On October 13, 2022, concurrent with the October 2022 Receivable Purchase Agreement, the Company entered into an indemnity agreement (the “October 2022 Indemnity Agreement”), whereby the Company has agreed to indemnify, reimburse, and hold Purchaser harmless from certain liabilities and expenses actually suffered or incurred by the Purchaser resulting from the occurrence of certain events as specified in the October 2022 Indemnity Agreement. Based on its evaluation of the October 2022 Indemnity Agreement, the Company has determined that it is highly unlikely that the events covered under the October 2022 Indemnity Agreement would occur, and consequently, the Company has not recorded any indemnification liability associated with the October 2022 Indemnity Agreement.

During the thirteen week period ended November 26, 2022, the company incurred additional fees of $1,937, which are included as a component of gain on sale of assets, net related to the sale of the 2021 CMS receivable to Bank of America. The additional fees were incurred due to a CMS delay in settling the 2021 receivable.

As of November 26, 2022 and February 26, 2022 accounts receivable, net included $59,052 and $34,898 due from the Purchaser, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance for the respective calendar years from CMS.

As of November 26, 2022, and February 26, 2022, accounts receivable, net included $221,684 and $63,203 due from CMS.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

9. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables due directly from manufacturers and from our rebate aggregator of $520,652 and $535,620 included in accounts receivable, net of an allowance for uncollectible rebates of $8,474 and $18,796, as of November 26, 2022 and February 26, 2022, respectively.

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

During the thirteen week period ended August 27, 2022, the Company recorded a goodwill impairment charge of $252,200. As of November 26, 2022 and February 26, 2022, accumulated impairment losses for the Pharmacy Services segment was $1,055,912 and $803,712, respectively.

Below is a summary of the changes in the carrying amount of goodwill by segment for the thirty-nine week period ended November 26, 2022:

	Retail	Pharmacy
	Pharmacy	Services	Total
Balance, February 26, 2022	43,492	835,644	879,136
Goodwill impairment	—	(252,200)	(252,200)
Balance, November 26, 2022	$43,492	$583,444	$626,936

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. The following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of November 26, 2022 and February 26, 2022.

	November 26, 2022					February 26, 2022
				Remaining					Remaining
				Weighted					Weighted
	Gross			Average		Gross			Average
	Carrying	Accumulated		Amortization		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period		Amount	Amortization	Net	Period
Non-compete agreements and other(a)	$201,669	$(182,641)	$19,028	3	years	$197,651	$(178,958)	$18,693	3	years
Prescription files	1,030,170	(926,017)	104,153	5	years	1,030,169	(918,773)	111,396	6	years
Customer relationships(a)	388,000	(301,436)	86,564	9	years	388,000	(286,090)	101,910	10	years
CMS license	57,500	(21,691)	35,809	4	years	57,500	(15,372)	42,128	5	years
Claims adjudication and other developed software	58,985	(58,985)	—	0	years	58,985	(56,316)	2,669	1	years
Backlog	11,500	(11,500)	—	0	years	11,500	(11,500)	—	0	years
Total finite	$1,747,824	$(1,502,270)	245,554			$1,743,805	$(1,467,009)	$276,796
Trademarks	14,400	—	14,400	Indefinite		14,400	—	14,400	Indefinite
Total	$1,762,224	$(1,502,270)	$259,954			$1,758,205	$(1,467,009)	$291,196
(a)	Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

The Company is continuing to reposition its approach to the Elixir Insurance Part D business including an expectation of a purposeful shrinkage of the business. As a result, at the end of fiscal 2022, the Company adjusted the remaining amortization period of the CMS License to five years. Prior to such adjustment, the remaining life was nineteen years.

Amortization expense for these intangible assets and liabilities was $17,622 and $56,668 for the thirteen and thirty-nine week periods ended November 26, 2022, respectively. Amortization expense for these intangible assets and liabilities was $18,780 and $59,193 for the thirteen and thirty-nine week periods ended November 27, 2021, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2023—$72,374; 2024—$60,009; 2025—$48,764; 2026—$38,301 and 2027—$31,309.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

11. Indebtedness and Credit Agreement

Following is a summary of indebtedness and lease financing obligations at November 26, 2022 and February 26, 2022:

	November 26,	February 26,
	2022	2022
Secured Debt:
Senior secured revolving credit facility due August 2026 ($1,350,000 and $709,000 face value less unamortized debt issuance costs of $14,956 and $18,010)	1,335,044	690,990
FILO Term Loan due August 2026 ($350,000 face value less unamortized debt issuance costs of $1,946 and $2,344)	348,054	347,656
	1,683,098	1,038,646
Second Lien Secured Debt:
7.5% senior secured notes due July 2025 ($485,058 and $600,000 face value less unamortized debt issuance costs of $4,278 and $6,824)	480,780	593,176
8.0% senior secured notes due November 2026 ($849,918 face value less unamortized debt issuance costs of $12,088 and $14,397)	837,830	835,521
	1,318,610	1,428,697
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($185,691 and $237,386 face value less unamortized debt issuance costs of $426 and $642)	185,265	236,744
6.875% fixed-rate senior notes due December 2028 ($2,046 and $29,001 face value less unamortized debt issuance costs of $6 and $102)	2,040	28,899
	187,305	265,643
Lease financing obligations	19,077	20,374
Total debt	3,208,090	2,753,360
Current maturities of long-term debt and lease financing obligations	(6,107)	(5,544)
Long-term debt and lease financing obligations, less current maturities	$3,201,983	$2,747,816

Credit Facility

On December 20, 2018, the Company entered into a senior secured credit agreement (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Credit Agreement”; and the Credit Agreement, as further amended by the Second Amendment (as defined below), the “Amended Credit Agreement”), which Credit Agreement provided for facilities consisting of a $2,700,000 senior secured asset-based revolving credit facility (“Initial Senior Secured Revolving Credit Facility”) and a $450,000 “first-in, last-out” senior secured term loan facility (“Initial Senior Secured Term Loan,” and together with the Initial Senior Secured Revolving Credit Facility, collectively, the “Initial Facilities”). In December 2018, the Company used proceeds from the Initial Facilities to refinance its prior $2,700,000 existing credit agreement.

On August 20, 2021, the Company entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which, among other things, amended the Credit Agreement to provide for a $2,800,000 senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility” or “revolver”) and a $350,000 “first-in,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

last-out” senior secured term loan facility (“Senior Secured Term Loan” or “Term Loan” and together with the Senior Secured Revolving Credit Facility, collectively, the “Amended Facilities”) and incorporate customary “hardwired” LIBOR transition provisions. The Amended Facilities extended the Company’s debt maturity profile and provided additional liquidity. Borrowings under the Senior Secured Revolving Credit Facility bore interest at a rate per annum equal to, at the Company’s option, a base rate (determined in a customary manner) plus a margin of between 0.25% to 0.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of between 1.25% and 1.75%, in each case based upon the Average ABL Availability (as defined in the Amended Credit Agreement). Borrowings under the Senior Secured Term Loan bore interest at a rate per annum equal to, at the Company’s option, (x) a base rate (determined in a customary manner) plus a margin of 1.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of 2.75%.

The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Senior Secured Revolving Credit Facility, depending on Average ABL Availability (as defined in the Amended Credit Agreement). The Amended Facilities were scheduled to mature on August 20, 2026 (subject to a springing maturity if certain of the Company’s existing secured notes are not refinanced or repaid prior to the date that is 91 days prior to the stated maturity thereof).

The Company’s borrowing capacity under the Senior Secured Revolving Credit Facility was based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 26, 2022, the Company had $1,700,000 of borrowings outstanding under the Amended Facilities and had letters of credit outstanding under the Senior Secured Revolving Credit Facility in a face amount of $175,911, which resulted in remaining borrowing capacity under the Senior Secured Revolving Credit Facility of $1,274,089. If at any time the total credit exposure outstanding under the Senior Secured Revolving Credit Facility exceeded the borrowing base, the Company would be required to repay amounts outstanding to eliminate such shortfall.

The Amended Credit Agreement restricted the Company and all of its subsidiaries that guaranteed its obligations under the Amended Facilities, the secured guaranteed notes and unsecured guaranteed notes (collectively, the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200,000 at any time when revolving loans were outstanding (not including cash located in store and lockbox deposit accounts and cash necessary to cover current liabilities). The Amended Credit Agreement also stated that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (i) an event of default existed under the Amended Facilities or (ii) the sum of the Company’s borrowing capacity under the Senior Secured Revolving Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account was less than or equal to $275,000 for three consecutive business days or less than or equal to $200,000 on any day (a “cash sweep period”), the funds in the Company’s deposit accounts would be swept to a concentration account with the senior collateral agent and would be applied first to repay outstanding revolving loans under the Amended Facilities, and then held as collateral for the senior obligations until such cash sweep period was rescinded pursuant to the terms of the Amended Facilities.

With the exception of EI, substantially all of the Company’s 100% owned subsidiaries guaranteed the obligations under the Amended Facilities, the secured guaranteed notes and unsecured guaranteed notes. The Company’s obligations under the Amended Facilities and the Subsidiary Guarantors’ obligations under the related guarantees were secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivable,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

inventory, prescription files (including eligible script lists), intellectual property (prior to the repayment of the Senior Secured Term Loan) and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL priority collateral”) and (ii) a second-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and all other assets that did not constitute ABL priority collateral, in each case, subject to customary exceptions and limitations. The subsidiary guarantees related to the Company’s Amended Facilities, the secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, were full and unconditional and joint and several. The Company had no independent assets or operations. Other than EI, the subsidiaries, including joint ventures, that did not guarantee the Amended Facilities and applicable notes, were minor.

The Amended Credit Agreement allowed the Company to have outstanding, at any time, up to an aggregate principal amount of $1,500,000 in secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Amended Facilities and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock matured or required scheduled payments of principal prior to 90 days after the latest maturity date of any Term Loan or Other Revolving Commitment (each as defined in the Amended Credit Agreement) (excluding bridge facilities allowing extensions on customary terms to at least the date that was 90 days after such date). Subject to the limitations described in the immediately preceding sentence, the Amended Credit Agreement additionally allowed the Company to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Amended Credit Agreement) was not in effect; provided, however, that certain of the Company’s other outstanding indebtedness limited the amount of unsecured debt that could be incurred if certain interest coverage levels were not met at the time of incurrence or other exemptions are not available. The Amended Credit Agreement also contained certain restrictions on the amount of secured first priority debt the Company was able to incur. The Amended Credit Agreement also allowed for the voluntary repurchase of any debt or other convertible debt, so long as the Amended Facilities were not in default and the Company maintained availability under its revolver of more than $365,000.

The Amended Credit Agreement had a financial covenant that required the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility was less than $200,000 or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility was less than $250,000 and, in each case, ending on and excluding the first day thereafter, if any, which was the 30th consecutive calendar day on which availability under the revolver was equal to or greater than $250,000. As of November 26, 2022, the availability under the Senior Secured Revolving Credit Facility was at a level that did not trigger the Amended Credit Agreement’s financial covenant. The Amended Credit Agreement also contained covenants which placed restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

The Amended Credit Agreement provided for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It would also be an event of default if the Company failed to make any required payment on debt having a principal amount in excess of $50,000 or any event occurred that enabled, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repayment, repurchase, redemption or defeasance of such debt.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

On December 1, 2022, the Company entered into the Third Amendment to Credit Agreement (the “Third Amendment”), which, among other things, amended the Amended Credit Agreement (the Amended Credit Agreement, as modified by the Third Amendment, the “Currently Effective Credit Agreement”) to provide for a $2,850,000 senior secured asset-based revolving credit facility (the “Currently Effective Senior Secured Revolving Credit Facility”) and a $400,000 “first-in, last-out” senior secured term loan facility (the “Currently Effective Senior Secured Term Loan” and, together with the Currently Effective Senior Secured Revolving Credit Facility, collectively, the “Currently Effective Facilities”), replaced the LIBOR rate with a Term SOFR-based rate as the applicable benchmark for the Currently Effective Facilities, include COVID-19 vaccines in the borrowing base under the Currently Effective Senior Secured Revolving Credit Facility, subject to limitations and conditions as specified in the Currently Effective Credit Agreement, and increased the interest rate applicable to loans under the Currently Effective Senior Secured Term Loan to (x) a base rate (determined in a customary manner) plus a margin of 2.00% or (y) an adjusted Term SOFR-based rate (determined in a customary manner) plus a margin of 3.00%.

The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Currently Effective Senior Secured Revolving Credit Facility, depending on Average ABL Availability (as defined in the Currently Effective Credit Agreement). The Currently Effective Facilities are scheduled to mature on August 20, 2026 (subject to a springing maturity if certain of the Company’s existing secured notes are not refinanced or repaid prior to the date that is 91 days prior to the stated maturity thereof).

The Company’s borrowing capacity under the Currently Effective Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. If at any time the total credit exposure outstanding under the Currently Effective Senior Secured Revolving Credit Facility exceeds the borrowing base, the Company will be required to repay amounts outstanding to eliminate such shortfall.

The Currently Effective Credit Agreement restricts the Company and all of its subsidiaries that guarantee its obligations under the Currently Effective Facilities, the secured guaranteed notes and unsecured guaranteed notes (collectively, the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200,000 at any time when revolving loans are outstanding (not including cash located in store and lockbox deposit accounts and cash necessary to cover current liabilities). The Currently Effective Credit Agreement also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (i) an event of default exists under the Currently Effective Facilities or (ii) the sum of the Company’s borrowing capacity under the Currently Effective Senior Secured Revolving Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than or equal to $283,250 for three consecutive business days or less than or equal to $206,000 on any day (a “cash sweep period”), the funds in the Company’s deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Currently Effective Facilities, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of the Currently Effective Facilities.

With the exception of EI, substantially all of the Company’s 100% owned subsidiaries guarantee the obligations under the Currently Effective Facilities, the secured guaranteed notes and unsecured guaranteed notes. The Company’s obligations under the Currently Effective Facilities and the Subsidiary Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivable, inventory, prescription files (including eligible script lists), intellectual property (prior to the repayment of the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Currently Effective Senior Secured Term Loan) and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL priority collateral”) and (ii) a second-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Currently Effective Senior Secured Term Loan) and all other assets that do not constitute ABL priority collateral, in each case, subject to customary exceptions and limitations. The subsidiary guarantees related to the Company’s Currently Effective Facilities, the secured guaranteed notes and, on an unsecured basis, the unsecured guaranteed notes, are full and unconditional and joint and several. The Company has no independent assets or operations. Other than EI, the subsidiaries, including joint ventures, that do not guarantee the Currently Effective Facilities and applicable notes, are minor.

The Currently Effective Credit Agreement allows the Company to have outstanding, at any time, up to an aggregate principal amount of $1,500,000 in secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Currently Effective Facilities and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest maturity date of any Term Loan or Other Revolving Commitment (each as defined in the Currently Effective Credit Agreement) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date). Subject to the limitations described in the immediately preceding sentence, the Currently Effective Credit Agreement additionally allows the Company to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Currently Effective Credit Agreement) is not in effect; provided, however, that certain of the Company’s other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Currently Effective Credit Agreement also contains certain restrictions on the amount of secured first priority debt the Company is able to incur. The Currently Effective Credit Agreement also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Currently Effective Facilities are not in default and the Company maintains availability under its revolver of more than $375,950.

The Currently Effective Credit Agreement has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Currently Effective Senior Secured Revolving Credit Facility is less than $206,000 or (ii) on the third consecutive business day on which availability under the Currently Effective Senior Secured Revolving Credit Facility is less than $257,500 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $257,500. The Currently Effective Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

The Currently Effective Credit Agreement provides for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any required payment on debt having a principal amount in excess of $50,000 or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repayment, repurchase, redemption or defeasance of such debt.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

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

On November 3, 2022, the Company announced the commencement of a cash tender offer to purchase up to $200,000 aggregate purchase price (not including any accrued and unpaid interest) of the Company’s 2025 Notes, subject to proration. On November 30, 2022, pursuant to an early settlement, the Company purchased an aggregate principal amount of $160,497 of its 2025 Notes and on December 9, 2022, pursuant to the final settlement, the Company purchased an additional aggregate principal amount of $4,559 of its 2025 Notes. The Company anticipates that these purchases will be considered a debt retirement and accordingly, anticipates a gain on debt retirement of approximately $40,000 during the fourth quarter of fiscal 2023. As a result of the latest tender, the current outstanding amount of the Company’s 2025 Notes is $320,002.

On December 1, 2022, the Company entered into the Third Amendment in order to, among other things, increase the aggregate principal amount of commitments under the Senior Secured Revolving Credit Facility from $2,800,000 to $2,850,000 and increase the aggregate principal amount of loans outstanding under the Senior Secured Term Loan from $350,000 to $400,000. As a result of the Third Amendment, the Company has increased its liquidity by $100,000. In connection therewith, the Company anticipates a loss on debt modification and retirement of less than $1,000, which includes unamortized debt issuance costs. The related loss on debt modification and retirement will be included in the results of operations and cash flows during the fourth quarter of fiscal 2023.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2023 and thereafter are as follows: 2023—$0; 2024—$0; 2025—$0; 2026—$485,058; 2027—$2,735,609 and $2,046 thereafter.

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

The following table is a summary of the Company’s components of net lease cost for the thirteen and thirty-nine week periods ended November 26, 2022 and November 27, 2021:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26, 2022	November 27, 2021	November 26, 2022	November 27, 2021
Operating lease cost	$156,779	$167,224	$474,580	$505,192
Financing lease cost:
Amortization of right-of-use asset	894	876	2,566	2,807
Interest on long-term finance lease liabilities	477	533	1,481	1,652
Total finance lease costs	$1,371	$1,409	$4,047	$4,459
Short-term lease costs	1,218	516	2,260	2,611
Variable lease costs	43,761	44,417	130,058	134,603
Less: sublease income	(3,098)	(3,404)	(9,714)	(10,174)
Net lease cost	$200,031	$210,162	$601,231	$636,691

Supplemental cash flow information related to leases for the thirty-nine week periods ended November 26, 2022 and November 27, 2021:

	Thirty-Nine Week Period Ended
	November 26, 2022	November 27, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$524,417	$528,035
Operating cash flows paid for interest portion of finance leases	1,481	1,652
Financing cash flows paid for principal portion of finance leases	2,968	3,146
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	217,515	262,937
Finance leases	—	—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Supplemental balance sheet information related to leases as of November 26, 2022 and February 26, 2022 (in thousands, except lease term and discount rate):

	November 26,	February 26,
	2022	2022
Operating leases:
Operating lease right-of-use asset	$2,622,969	$2,813,535

Short-term operating lease liabilities	$563,490	$575,651
Long-term operating lease liabilities	2,427,836	2,597,090
Total operating lease liabilities	$2,991,326	$3,172,741

Finance leases:
Property, plant and equipment, net	$13,560	$13,950

Current maturities of long-term debt and lease financing obligations	$6,107	$5,544
Lease financing obligations, less current maturities	12,970	14,830
Total finance lease liabilities	$19,077	$20,374
Weighted average remaining lease term
Operating leases	7.5	7.7
Finance leases	8.3	8.7

Weighted average discount rate
Operating leases	6.3%	6.0%
Finance leases	9.1%	10.0%

The following table summarizes the maturity of lease liabilities under finance and operating leases as of November 26, 2022:

	November 26, 2022
	Finance	Operating
Fiscal year	Leases	Leases(1)	Total
2023 (remaining fourteen weeks)	$4,343	$230,437	$234,780
2024	6,394	668,106	674,500
2025	2,672	582,738	585,410
2026	1,680	494,887	496,567
2027	1,500	413,327	414,827
Thereafter	11,297	1,449,088	1,460,385
Total lease payments	27,886	3,838,583	3,866,469
Less: imputed interest	(8,809)	(847,257)	(856,066)
Total lease liabilities	$19,077	$2,991,326	$3,010,403
(1)	– Future operating lease payments have not been reduced by minimum sublease rentals of $26 million due in the future under noncancelable leases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

During the thirteen week period ended November 26, 2022, the Company sold four owned and operated retail stores to independent third parties. During the thirty-nine week period ended November 26, 2022, the Company sold seven owned and operated properties, including the Pontiac, MI and Liverpool, NY distribution centers and five retail stores to independent third parties. Net proceeds from the sales were $9,908 and $55,894 for the thirteen and thirty-nine week periods ended November 26, 2022, respectively. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over a minimum lease term of 15 years for the retail stores and over a minimum lease term of three years for the distribution centers. The Company accounted for these leases as operating lease right-of-use assets and corresponding operating lease liabilities in accordance with the Lease Standard. The transactions resulted in a gain of $6,616 and $29,929 which is included in the gain on sale of assets, net for the thirteen and thirty-nine week periods ended November 26, 2022, respectively.

During the thirteen and thirty-nine week periods ended November 27, 2021, the Company sold nine and thirteen owned and operated stores to independent third parties. Net proceeds from the sales were $25,605 and $39,790 for the thirteen and thirty-nine week periods ended November 27, 2021, respectively. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over a minimum lease term of 15 years. The Company accounted for these leases as operating lease right-of-use assets and corresponding operating lease liabilities in accordance with the Lease Standard. The transactions resulted in gains of $4,884 and $5,794 which is included in the gain on sale of assets, net for the thirteen and thirty-nine week periods ended November 27, 2021, respectively.

The Company has additional capacity under its outstanding debt agreements to enter into additional sale-leaseback transactions.

13. Stock Options and Stock Awards

The Company recognizes stock-based compensation expense over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for the thirty-nine week periods ended November 26, 2022 and November 27, 2021 include $8,635 and $8,820, respectively, of compensation costs related to the Company’s stock-based compensation arrangements.

The total number and type of newly awarded grants and the related weighted average fair value for the thirty-nine week periods ended November 26, 2022 and November 27, 2021 are as follows:

	November 26, 2022			November 27, 2021
	Shares	Weighted Average Fair Value		Shares	Weighted Average Fair Value
Stock options granted	—	$	N/A	—	$	N/A
Restricted stock awards granted	1,202		$7.74	904		$15.15
Total awards	1,202			904

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

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company also provides certain of its associates with performance based incentive awards under its equity incentive plans, pursuant to which the associates will receive a certain number of shares of the Company’s common stock based on the Company meeting certain financial and performance goals. If such goals are not met, no stock-based compensation expense is recognized and any recognized stock-based compensation expense is reversed. During the thirty-nine week periods ended November 26, 2022 and November 27, 2021, the Company recorded a benefit of $771 and expense of $573, respectively, related to these performance based incentive awards under the Company’s equity incentive plans, which is recorded as a component of stock-based compensation expense.

As of November 26, 2022, the total unrecognized pre-tax compensation costs related to unvested stock options, restricted stock and performance shares granted, net of forfeitures, and the weighted average period of cost amortization are as follows:

November 26, 2022
	Unvested	Unvested	Unvested
	stock	restricted	performance
	options	stock	shares
Unrecognized pre-tax costs	$297	$14,664	$6,732
Weighted average amortization period	0.7 years	2.0 years	1.9 years

14. Retirement Plans

Net periodic pension expense (income) for the thirteen and thirty-nine week periods ended November 26, 2022 and November 27, 2021, for the Company’s defined benefit plan includes the following components:

	Defined Benefit		Defined Benefit
	Pension Plan		Pension Plan
	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021
Service cost	$141	$128	$355	$384
Interest cost	2,028	1,232	4,555	3,696
Expected return on plan assets	(2,113)	(1,313)	(4,917)	(3,939)
Amortization of unrecognized net loss	—	123	—	369
Net periodic pension expense (income)	$56	$170	$(7)	$510

The Company is not required to make any contributions to its company-sponsored pension plans in fiscal 2023 but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any contributions to its company-sponsored pension plans in the first three quarters of fiscal 2023.

15. Segment Reporting

The Company has two reportable segments, its retail drug stores (“Retail Pharmacy”), and its pharmacy services (“Pharmacy Services”) segments.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

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

The following is balance sheet information for the Company’s reportable segments:

	Retail	Pharmacy
	Pharmacy	Services	Eliminations(1)	Consolidated
November 26, 2022:
Total Assets	$5,962,934	$2,261,550	$(14,710)	$8,209,774
Goodwill	43,492	583,444	—	626,936
February 26, 2022:
Total Assets	$6,068,594	$2,482,232	$(21,823)	$8,529,003
Goodwill	43,492	835,644	—	879,136
(1)	As of November 26, 2022 and February 26, 2022, intersegment eliminations include intersegment accounts receivable of $14,710 and $21,823, respectively, that represents amounts owed from the Pharmacy Services segment to the Retail Pharmacy segment that are created when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the thirteen and thirty-nine week periods ended November 26, 2022 and November 27, 2021:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
November 26, 2022:
Revenues	$4,412,232	$1,726,933	$(55,819)	$6,083,346
Gross Profit	1,099,279	104,473	—	1,203,752
Adjusted EBITDA(2)	81,683	40,233	—	121,916
Additions to property and equipment and intangible assets	54,448	5,453	—	59,901
November 27, 2021:
Revenues	$4,432,508	$1,858,830	$(62,458)	$6,228,880
Gross Profit	1,233,237	101,146	—	1,334,383
Adjusted EBITDA(2)	125,931	28,862	—	154,793
Additions to property and equipment and intangible assets	44,501	4,954	—	49,455
Thirty-Nine Week Period Ended
November 26, 2022:
Revenues	$12,989,379	$5,180,031	$(170,413)	$17,998,997
Gross Profit	3,239,672	315,304	—	3,554,976
Adjusted EBITDA(2)	186,849	113,746	—	300,595
Additions to property and equipment and intangible assets	179,342	18,158	—	197,500
November 27, 2021:
Revenues	$13,061,408	$5,629,325	$(187,868)	$18,502,865
Gross Profit	3,543,533	321,649	—	3,865,182
Adjusted EBITDA(2)	290,214	109,616	—	399,830
Additions to property and equipment and intangible assets	155,942	13,348	—	169,290
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(2)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” in Management’s Discussion and Analysis of Financial Condition and Results for additional details.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following is a reconciliation of net loss to Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 26, 2022 and November 27, 2021:

	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Net loss	$(67,144)	$(36,058)	$(508,625)	$(149,416)
Interest expense	57,416	47,794	158,068	145,507
Income tax (benefit) expense	(510)	(1,175)	14,954	2,915
Depreciation and amortization	69,496	72,973	208,133	222,691
LIFO charge	15,246	8,886	25,367	900
Facility exit and impairment charges	22,539	47,455	134,955	67,639
Goodwill and intangible asset impairment charges	—	—	252,200	—
(Gain) loss on debt modifications and retirements, net	—	—	(41,312)	3,235
Merger and Acquisition-related costs	—	3,642	—	12,119
Stock-based compensation expense	566	217	8,635	8,820
Restructuring-related costs	26,500	9,657	61,951	25,173
Inventory write-downs related to store closings	3,085	86	12,134	1,356
Litigation and other contractual settlements	(2,541)	2,000	35,823	50,212
Gain on sale of assets, net	(3,095)	(5,899)	(61,292)	(79)
Loss on Bartell acquisition	—	5,346	—	5,346
Other	358	(131)	(396)	3,412
Adjusted EBITDA	$121,916	$154,793	$300,595	$399,830

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

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

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

Some of the California Cases purport or may be determined to be class actions or representative actions under the California Private Attorneys General Act and seek substantial damages and penalties. In June 2021, the Company agreed to settle two of the California Cases in which the plaintiffs brought class-based claims alleging that they and all other similarly situated associates were not paid for time waiting for their bags to be checked. One set of cases involving store associates was settled for $9 million, the other involving distribution center associates was settled for $1.75 million, and both have concluded. On October 1, 2021, the Company agreed to settle for $12 million allegations made by a purported class of California store associates that it required such associates to purchase uniforms, and the matter has concluded. In August 2022, the Company agreed to settle a putative class action regarding reimbursement for cell phone and mileage expenses for shift supervisors and managers/assistant managers for $1.29 million, and a putative wage and hour class action brought on behalf of drivers and other ice cream plant associates for $0.8 million.

The Company has also reached an agreement in principle to resolve a putative employment collective and class action filed in federal court in New York, which raises similar allegations in addition to others about the payment frequency for certain employees (the “New York Case”). In December 2022, the parties reached an agreement in principle to resolve the individual plaintiff’s claims as well as those of the class, resulting in the federal court issuing an order of judgment and a new matter filed in New York state court, which the parties have agreed to resolve for $6.45 million.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company has aggressively defended itself and challenged the merits of the lawsuits and, where applicable, allegations that the lawsuits should be certified as class or representative actions.

Usual and Customary Litigation.

The Company is named as a defendant in a number of lawsuits, including the cases below, that allege that the Company’s retail stores overcharged for prescription drugs by not submitting the price available to members of the Rite Aid’s Rx Savings Program as the pharmacy’s usual and customary price, and related theories. The Company has aggressively defended against the allegations of these matters and continues to challenge their merit.

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

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

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

Drug Utilization Review and Code 1 Litigation

In June 2012, qui tam plaintiff, Loyd F. Schmuckley (“Relator”) filed a complaint under seal against the Company alleging that it failed to comply with certain requirements of California’s Medicaid program between 2007 and 2014. In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California regarding (1) the Company’s Drug Utilization Review and prescription dispensing protocol; and (2) the dispensing of drugs designated as “Code 1” by the State of California. Specifically, the Relator alleged that the Company did not perform special verification and documentation for certain medications known as “Code 1” drugs. While the complaint remained under seal, the United States Department of Justice conducted an extensive investigation and ultimately declined to intervene. Although numerous states declined to intervene, in September 2017, the State of California filed a complaint in intervention. The Company filed a motion to dismiss Relator’s and the State of California Department of Justice’s Bureau of Medical Fraud and Elder Abuse respective complaints in January 2018, the hearing was held on March 23, 2018. On September 5, 2018, the court issued an order denying the motion to dismiss. Substantial damages are sought from the Company in this matter. The Company has aggressively defended against the allegations of the lawsuit and continues to challenge their merit. No trial date has been set and as discovery continues, the parties have participated in and are expected to continue to participate in a mediation process.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Controlled Substances Litigation, Audits and Investigations

The Company, along with various other defendants, is named in multiple opioid-related lawsuits filed by counties, cities, municipalities, Native American tribes, hospitals, third-party payers, and others across the United States. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation (“JPML”) consolidated and transferred more than a thousand federal opioid-related lawsuits that name the Company as a defendant to the multi-district litigation (“MDL”) pending in the United States District Court for the Northern District of Ohio under In re National Prescription Opiate Litigation (Case No. 17-MD-2804). A significant number of similar cases that are not part of the MDL and name the Company as a defendant are also pending in state courts. On June 1, 2022, the JPML ordered that newly filed cases will no longer be transferred to the MDL. The plaintiffs in these opioid-related lawsuits generally allege claims that include public nuisance and negligence theories of liability resulting from the impacts of widespread opioid abuse against defendants along the pharmaceutical supply chain, including manufacturers, wholesale distributors, and retail pharmacies. At this stage of the proceedings, the Company is not able to predict the outcome of the opioid-related lawsuits in which it remains a defendant or estimate a potential range of loss regarding the lawsuits, and is aggressively defending itself against all relevant claims, and continues to challenge their merit. From time to time, some of these cases may be settled, dismissed or otherwise terminated, and additional such cases may be filed.

The Company also has received warrants, subpoenas, CIDs, and other requests for documents and information from, and is being investigated by, the federal and state governments regarding opioids and other controlled substances. The Company has been cooperating with and responding to these investigatory inquiries.

On December 13, 2022, a qui tam complaint filed by three former Rite Aid pharmacy personnel (Andrew White, Mark Rosenberg, and Ann Wegelin) (“qui tam Relators”) was unsealed by the federal District Court for the Northern District of Ohio in an order that also directed the United States to file within 90 days a complaint intervening or partially intervening in the Second Amended Complaint (the “Complaint”). The Complaint has been joined by California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New York, North Carolina, Oklahoma, Rhode Island, Tennessee, Texas, Vermont, Virginia, Washington and the District of Columbia. The order to unseal the Complaint followed the United States’ November 18, 2022 Notice of Intervention In Part. The original qui tam complaint was filed under seal in October 2019, with the complaint amended under seal by the qui tam Relators in January 2020 and further amended under seal in January 2021. The Complaint alleges violations of federal and state false claims acts related to the dispensing of controlled substances, namely opioids, and that Rite Aid failed to implement effective controls to prevent the filling or inappropriate prescriptions of opioids, or to otherwise detect diversion and abuse of controlled substances. The Complaint seeks injunctive relief ordering Rite Aid to cease and desist from the complained-of practices, and further seeks both damages and civil penalties under federal and state statues for each allegedly false claim arising in relation to Medicaid, Medicare, Federal employee plans and Tricare, among other government programs.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2022 and November 27, 2021

(Dollars and share information in thousands, except per share amounts)

(unaudited)

suits set for trial based on the specific allegations at issue in those cases. The matter has been remanded to the lower court for further proceedings.

Miscellaneous Litigation and Investigations.

In March 2022, the Company became aware that the U.S. Securities and Exchange Commission (“SEC”) had concluded its investigation of trading in the Company’s securities that occurred in or around January 2017. The Company cooperated in the investigation and was not alleged to have violated the federal securities laws or otherwise engaged in wrongdoing. The Company has received a CID and requests for information from the Federal Trade Commission with respect to consumer protection laws and CIDs from the Department of Justice related to the Medicare Part D plan sponsored by a subsidiary of the Company. The Company is also aggressively defending a lawsuit asserting numerous claims based on allegations, the merits of which the Company challenges, surrounding the Company’s use of a certain font including in the Company’s rebranded logo.

The Company is defending a putative shareholder class action currently captioned Page v. Rite Aid Corporation et al., filed in the United States District Court for the Eastern District of Pennsylvania. The matter names Rite Aid Corporation and certain executives individually as defendants and raises claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to alleged misstatements and omissions concerning the growth of Elixir’s pharmacy benefit management (“PBM”) services businesses. The matter remains in early stages, but the Company intends to aggressively defend against the allegations and challenge their merit.

17. Supplementary Cash Flow Data

	Thirty-Nine Week Period Ended
	November 26, 2022	November 27, 2021
Cash paid for interest	$118,842	$102,633
Cash (refunds) payments for income taxes, net	$(6,805)	$3,521
Equipment financed under capital leases	$2,383	$1,698
Gross borrowings from revolver	$2,597,000	$4,191,000
Gross repayments to revolver	$1,956,000	$3,891,000

Significant components of cash provided by Other Liabilities of $9,537 for the thirty-nine week period ended November 26, 2022 include cash provided from an increase in accrued interest, partially offset by a decrease in benefits and other operating expense related accruals.

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

Restructuring

Beginning in Fiscal 2019, we initiated a series of restructuring plans designed to reorganize our executive management team, reduce managerial layers, and consolidate roles. In March 2020, we announced the details of our RxEvolution strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in our front-end offering to free up working capital and update our merchandise assortment, assessing our pricing and promotional strategy, rebranding our retail pharmacy and pharmacy services business, launching our Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services segment both within the segment and across the enterprise. Other strategic initiatives include the expansion of our digital business, replacing and updating the Company’s financial systems to improve efficiency, and movement to a common client platform at Elixir. In April 2022, we announced further strategic initiatives to reduce costs through the closure of unprofitable stores, reduce corporate administration expenses, improve efficiencies in worked payroll and other store labor costs, engage in a comprehensive review of purchasing and other business processes in both the Retail Pharmacy and Pharmacy Services segments in order to identify areas of opportunity, as well as expense reductions at our Pharmacy Services segment. These and future restructuring activities are expected to provide future growth and expense efficiency benefits. There can be no assurance that our current and future restructuring charges will achieve the cost savings and remerchandising benefits in the amounts or time anticipated.

Impact of COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has severely impacted the economies of the United States and other countries around the world.

The COVID-19 pandemic had a significant impact on our operating results for the thirteen and thirty-nine week periods ended November 26, 2022 and November 27, 2021 and will continue to have an impact on several factors underlying our operating results and liquidity in fiscal 2023. Those factors include the number of individuals that receive a COVID-19 vaccine or booster; demand for COVID-19 testing; the timing and extent to which elective procedures return to pre-pandemic levels; the demand for flu and other immunizations and the length and severity of the upcoming cough, cold and flu season.

Overview of Financial Results

Our net loss for the thirteen week period ended November 26, 2022 was $67.1 million or $1.23 per basic and diluted share compared to a net loss of $36.1 million or $0.67 per basic and diluted share for the thirteen week period ended November 27, 2021. Our net loss for the thirty-nine week period ended November 26, 2022 was $508.6 million or $9.32 per basic and diluted share compared to a net loss of $149.4 million or $2.77 per basic and diluted share for the thirty-nine week period ended November 27, 2021.

The increase in net loss for the thirteen week period ended November 26, 2022 is due primarily to a decrease in Adjusted EBITDA, an increase in interest expense and an increase in restructuring charges. These items were partially offset by a reduction in facility exit and impairment charges.

The increase in net loss for the thirty-nine week period ended November 26, 2022 was due primarily to a second quarter charge of $252.2 million, or $4.62 per share, for the impairment of goodwill related to the Pharmacy Services segment. Net loss was also impacted by decreased Adjusted EBITDA, higher facility exit and impairment charges driven by the Company’s previously announced store closures, and higher interest expense. These items are partially offset by a gain on our repurchase of certain bonds at a discount, a gain on sale of assets resulting primarily from sale leasebacks of two distribution centers and script file sales resulting from the store closures.

Our Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 26, 2022 was $121.9 million or 2.0% of revenues and $300.6 million or 1.7% of revenues, respectively, compared to $154.8 million or 2.5% of revenues and $399.8 million or 2.2% of revenues, respectively, for the thirteen and thirty-nine week periods ended November 27, 2021.

The decrease in Adjusted EBITDA for the thirteen week period ended November 26, 2022 was due to a decline in the Retail Pharmacy segment, partially offset by an increase in the Pharmacy Services segment. Adjusted EBITDA decreased $44.2 million in the Retail Pharmacy segment due primarily to a decrease in gross profit, partially offset by a decrease in selling, general and administrative expenses (“SG&A”). Adjusted EBITDA in the Pharmacy Services segment increased $11.4 million due primarily to an increase in gross profit resulting from improved procurement economics and reductions in SG&A expense, partially offset by the decline in revenues associated with lost clients.

The decrease in Adjusted EBITDA for the thirty-nine week period ended November 26, 2022 was due to a decline in the Retail Pharmacy segment, partially offset by an increase in the Pharmacy Services segment. Adjusted EBITDA decreased $103.4 million in the Retail Pharmacy segment due primarily to a decrease in gross profit, partially offset by a decrease in SG&A of $166.6 million. Adjusted EBITDA in the Pharmacy Services segment increased $4.1 million due primarily to reductions in SG&A expense, partially offset by a decrease in gross profit.

Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021

	(dollars in thousands except per share amounts)
Revenues(a)	$6,083,346	$6,228,880	$17,998,997	$18,502,865
Revenue (decline) growth	(2.3)%	1.8%	(2.7)%	2.1%
Net loss	$(67,144)	$(36,058)	$(508,625)	$(149,416)
Net loss per diluted share	$(1.23)	$(0.67)	$(9.32)	$(2.77)
Adjusted EBITDA(b)	$121,916	$154,793	$300,595	$399,830
Adjusted Net (Loss) Income(b)	$(7,930)	$8,164	$(75,418)	$7,132
Adjusted Net (Loss) Income per Diluted Share(b)	$(0.14)	$0.15	$(1.38)	$0.13
(a)	Revenues for the thirteen and thirty-nine week periods ended November 26, 2022 exclude $55,819 and $170,413, respectively, of inter-segment activity that is eliminated in consolidation. Revenues for the thirteen and thirty-nine week periods ended November 27, 2021 exclude $62,458 and $187,868, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 2.3% and 2.7% for the thirteen and thirty-nine week periods ended November 26, 2022, compared to an increase of 1.8% and 2.1% for the thirteen and thirty-nine week periods ended November 27, 2021. Revenues for the thirteen week period ended November 26, 2022 were impacted by a $20.3 million decrease in Retail Pharmacy segment revenues and a $131.9 million decrease in Pharmacy Services segment revenues. Revenues for the thirty-nine week period ended November 26, 2022 were impacted by a $72.0 million decrease in Retail Pharmacy segment revenues and a $449.3 million decrease in Pharmacy Services segment revenues.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021

	(dollars in thousands)
Cost of revenues(a)	$4,879,594	$4,894,497	$14,444,021	$14,637,683
Gross profit	1,203,752	1,334,383	3,554,976	3,865,182
Gross margin	19.8%	21.4%	19.8%	20.9%
Selling, general and administrative expenses	$1,194,546	$1,276,920	$3,606,028	$3,790,035
Selling, general and administrative expenses as a percentage of revenues	19.6%	20.5%	20.0%	20.5%
Facility exit and impairment charges	22,539	47,455	134,955	67,639
Goodwill and intangible asset impairment charges	—	—	252,200	—
Interest expense	57,416	47,794	158,068	145,507
(Gain) loss on debt modifications and retirements, net	—	—	(41,312)	3,235
Gain on sale of assets, net	(3,095)	(5,899)	(61,292)	(79)
Loss on Bartell acquisition	—	5,346	—	5,346
(a)	Cost of revenues for the thirteen and thirty-nine week periods ended November 26, 2022 exclude $55,819 and $170,413, respectively, of inter-segment activity that is eliminated in consolidation. Cost of revenues for the thirteen and thirty-nine week periods ended November 27, 2021 exclude $62,458 and $187,868, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit decreased by $130.6 million for the thirteen week period ended November 26, 2022 compared to the thirteen week period ended November 27, 2021. Gross profit decreased by $310.2 million for the thirty-nine week period ended November 26, 2022 compared to the thirty-nine week period ended November 27, 2021. Gross profit for the thirteen week period ended November 26, 2022 includes a decrease of $134.0 million in our Retail Pharmacy segment, partially offset by an increase of $3.3 million in our Pharmacy Services segment. Gross profit for the thirty-nine week period ended November 26, 2022 includes a decrease of $303.9 million in our Retail Pharmacy segment and a decrease of $6.3 million in our Pharmacy Services segment. Gross margin was 19.8% for the thirteen week period ended November 26, 2022 compared to 21.4% for the thirteen week period ended November 27, 2021. Gross margin was 19.8% for the thirty-nine week period ended November 26, 2022 compared to 20.9% for the thirty-nine week period ended November 27, 2021. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A decreased by $82.4 million for the thirteen week period ended November 26, 2022, compared to the thirteen week period ended November 27, 2021. The decrease in SG&A for the thirteen week period ended November 26, 2022 includes a decrease of $67.2 million relating to our Retail Pharmacy segment and a decrease of $15.2 million relating to our Pharmacy Services segment. SG&A decreased by $184.0 million for the thirty-nine week period ended November 26, 2022, compared to the thirty-nine week period ended November 27, 2021. The decrease in SG&A for the thirty-nine week period ended November 26, 2022 includes a decrease of $168.6 million relating to our Retail Pharmacy segment and a decrease of $15.4 million relating to our Pharmacy Services segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week		Thirty-Nine Week
	Period Ended		Period Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021
Impairment charges	$7,728	$40,323	$77,502	$51,372
Facility exit charges	14,811	7,132	57,453	16,267
	$22,539	$47,455	$134,955	$67,639

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results—Facility Exit and Impairment Charges” included in our Fiscal 2022 10-K for a detailed description of our impairment and lease termination methodology.

Interest Expense

Interest expense was $57.4 million and $158.1 million for the thirteen and thirty-nine week periods ended November 26, 2022, respectively, compared to $47.8 million and $145.5 million for the thirteen and thirty-nine week periods ended November 27, 2021, respectively. The weighted average interest rate on our indebtedness for the thirty-nine week periods ended November 26, 2022 and November 27, 2021 was 6.7% and 4.3%, respectively. We have variable interest rate debt and in the current rising interest rate environment, our interest expense may increase.

Income Taxes

We recorded an income tax benefit of $0.5 million and $1.2 million for the thirteen week periods ended November 26, 2022 and November 27, 2021, respectively. We recorded income tax expense of $15.0 million and $2.9 million for the thirty-nine week periods ended November 26, 2022 and November 27, 2021, respectively. The effective tax rate for the thirteen week periods ended November 26, 2022 and November 27, 2021 was 0.8% and 3.2%, respectively. The effective tax rate for the thirty-nine week periods ended November 26, 2022 and November 27, 2021 was (3.0)% and (2.0)%, respectively. The effective tax rate for the thirteen and thirty-nine week periods ended November 26, 2022 was net of an adjustment of (19.5)% and 46.5%, respectively, to adjust the valuation allowance against deferred tax assets. The effective tax rate for the thirty-nine week period ended November 26, 2022 was primarily impacted by a Pennsylvania law change that reduced the statutory corporate net income tax rate, causing a reduction to the valuation allowance of $380.5 million. The effective tax rate for the thirteen and thirty-nine week periods ended November 27, 2021 was net of an adjustment of (18.5)% and (21.4)%, respectively, to adjust the valuation allowance against deferred tax assets.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $1,593.2 million and $1,822.7 million, which relates to federal and state deferred tax assets that may not be realized based on our future projections of taxable income at November 26, 2022 and February 26, 2022, respectively.

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

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services segments’ performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
November 26, 2022:
Revenues	$4,412,232	$1,726,933	$(55,819)	$6,083,346
Gross Profit	1,099,279	104,473	—	1,203,752
Adjusted EBITDA(*)	81,683	40,233	—	121,916
November 27, 2021:
Revenues	$4,432,508	$1,858,830	$(62,458)	$6,228,880
Gross Profit	1,233,237	101,146	—	1,334,383
Adjusted EBITDA(*)	125,931	28,862	—	154,793
Thirty-Nine Week Period Ended
November 26, 2022:
Revenues	$12,989,379	$5,180,031	$(170,413)	$17,998,997
Gross Profit	3,239,672	315,304	—	3,554,976
Adjusted EBITDA(*)	186,849	113,746	—	300,595
November 27, 2021:
Revenues	$13,061,408	$5,629,325	$(187,868)	$18,502,865
Gross Profit	3,543,533	321,649	—	3,865,182
Adjusted EBITDA(*)	290,214	109,616	—	399,830
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services segment customers use Retail Pharmacy segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services segments record the revenue on a stand-alone basis.

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021

	(dollars in thousands)
Revenues	$4,412,232	$4,432,508	$12,989,379	$13,061,408
Revenue (decline) growth	(0.5)%	7.9%	(0.6)%	6.6%
Same store sales growth	7.5%	4.4%	5.9%	3.2%
Pharmacy sales growth	0.7%	10.4%	1.2%	11.7%
Same store prescription count growth, adjusted to 30-day equivalents	4.4%	7.9%	2.8%	8.7%
Same store pharmacy sales growth	9.5%	5.9%	8.0%	7.0%
Pharmacy sales as a % of total retail sales	72.0%	71.1%	71.2%	69.9%
Front-end sales (decline) growth	(3.4)%	2.2%	(4.6)%	(3.3)%
Same store front-end sales growth (decline)	2.2%	0.4%	0.5%	(5.2)%
Front-end sales as a % of total retail sales	28.0%	28.9%	28.8%	30.1%
Adjusted EBITDA(*)	$81,683	$125,931	$186,849	$290,214
Store data:
Total stores (beginning of period)	2,352	2,501	2,450	2,510
New stores	1	1	1	2
Store acquisitions	—	—	—	1
Closed stores	(29)	(14)	(127)	(25)
Total stores (end of period)	2,324	2,488	2,324	2,488
Relocated stores	—	—	2	—
Remodeled and expanded stores	8	3	21	9

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 0.5% for the thirteen week period ended November 26, 2022 compared to an increase of 7.9% for the thirteen week period ended November 27, 2021. The decrease in revenues for the thirteen week period ended November 26, 2022 was driven by a reduction in COVID vaccine and testing revenue as well as store closures, partially offset by an increase in both acute and maintenance prescriptions.

Pharmacy same store sales increased by 9.5% for the thirteen week period ended November 26, 2022 compared to an increase of 5.9% for the thirteen week period ended November 27, 2021. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 4.4% for the thirteen week period ended November 26, 2022 driven primarily by an increase in non-COVID same store prescriptions of 3.6%, with same store maintenance prescriptions increasing 2.1% and other same store acute prescriptions increasing 8.0%.

Front-end same store sales increased 2.2% during the thirteen week period ended November 26, 2022 compared to an increase of 0.4% during the thirteen week period ended November 27, 2021. Front-end same store sales, excluding tobacco products, increased 2.7%. Front-end same store sales were driven by increases in health, consumable and beauty categories, partially offset by decreases in alcohol and general merchandise.

Revenues decreased 0.6% for the thirty-nine weeks ended November 26, 2022 compared to an increase of 6.6% for the thirty-nine weeks ended November 27, 2021. The decrease in revenues for the thirty-nine week period ended November 26, 2022 was driven by a reduction in COVID vaccine and testing revenue as well as store closures, partially offset by an increase in non-COVID prescriptions.

Pharmacy same store sales increased by 8.0% for the thirty-nine week period ended November 26, 2022 compared to an increase of 7.0% in the thirty-nine week period ended November 27, 2021. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 2.8% for the thirty-nine week period ended November 26, 2022 driven primarily by an increase in non-COVID same store prescriptions of 3.1%, with same store maintenance prescriptions increasing 1.5% and other same store acute prescriptions increasing 8.3%.

Front-end same store sales increased 0.5% during the thirty-nine week period ended November 26, 2022 compared to a decrease of 5.2% during the thirty-nine week period ended November 27, 2021. Front-end same store sales, excluding tobacco products, increased 1.0%. Front-end same store sales were driven by increases in health and consumable products, partially offset by decreases in alcohol sales.

We include in same store sales all stores that have been open at least one year. Relocated and acquired stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021

	(dollars in thousands)
Cost of revenues	$3,312,953	$3,199,271	$9,749,707	$9,517,875
Gross profit	1,099,279	1,233,237	3,239,672	3,543,533
Gross margin	24.9%	27.8%	24.9%	27.1%
FIFO gross profit(*)	1,114,525	1,242,123	3,265,039	3,544,433
FIFO gross margin(*)	25.3%	28.0%	25.1%	27.1%
Selling, general and administrative expenses	$1,118,792	$1,185,974	3,336,781	3,505,365
Selling, general and administrative expenses as a percentage of revenues	25.4%	26.8%	25.7%	26.8%

(*)  See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased $134.0 million for the thirteen week period ended November 26, 2022 compared to the thirteen week period ended November 27, 2021. Gross profit decreased $303.9 million for the thirty-nine week period ended November 26, 2022 compared to the thirty-nine week period ended November 27, 2021. The decrease in gross profit for the thirteen and thirty-nine week periods ended November 26, 2022 was driven by the decline in COVID vaccinations and testing, a higher LIFO charge and increased shrink expense, partially offset by the increase in prescriptions filled.

Gross margin was 24.9% of sales for the thirteen week period ended November 26, 2022 compared to 27.8% of sales for the thirteen week period ended November 27, 2021. Gross margin was 24.9% of sales for the thirty-nine week period ended November 26, 2022 compared to 27.1% of sales for the thirty-nine week period ended November 27, 2021. The decline in gross margin as a percentage of revenues for the thirteen and thirty-nine week periods ended November 26, 2022 is due primarily to the reduction in COVID vaccinations and testing.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $15.2 million and $25.4 million for the thirteen and thirty-nine week periods ended November 26, 2022, respectively, compared to LIFO charges of $8.9 million and $0.9 million for the thirteen and thirty-nine week periods ended November 27, 2021, respectively. The higher LIFO charges in the thirteen and thirty-nine week periods ended November 26, 2022 were mostly due to higher anticipated front-end inflation in fiscal 2023 than in fiscal 2022.

Selling, General and Administrative Expenses

SG&A expenses decreased $67.2 million for the thirteen week period ended November 26, 2022 compared to the thirteen week period ended November 27, 2021. SG&A expenses decreased $168.6 million for the thirty-nine week period ended November 26, 2022 compared to the thirty-nine week period ended November 27, 2021. The decrease in SG&A expenses for the thirteen and thirty-nine week periods ended November 26, 2022 is due primarily to lower payroll, occupancy, and other operating costs due to store closures and cost control initiatives.

SG&A expenses as a percentage of revenues for the thirteen week period ended November 26, 2022 was 25.4% compared to 26.8% for the thirteen week period ended November 27, 2021. SG&A expenses as a percentage of revenues for the thirty-nine week period ended November 26, 2022 was 25.7% compared to 26.8% for the thirty-nine week period ended November 27, 2021. The decrease in SG&A expenses as a percentage of revenues for the thirteen and thirty-nine week periods ended November 26, 2022 is due primarily to the items noted above.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021

	(dollars in thousands)
Revenues	$1,726,933	$1,858,830	$5,180,031	$5,629,325
Revenue decline	(7.1)%	(10.8)%	(8.0)%	(7.7)%
Adjusted EBITDA(*)	$40,233	$28,862	$113,746	$109,616

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased $131.9 million for the thirteen week period ended November 26, 2022 compared to the thirteen week period ended November 27, 2021. Revenues decreased $449.3 million for the thirty-nine week period ended November 26, 2022 compared to the thirty-nine week period ended November 27, 2021. The decrease in revenues was primarily the result of a planned decrease in EI membership and a previously announced client loss due to industry consolidation, partially offset by increased utilization of higher cost drugs.

The Inflation Reduction Act of 2022 contains several provisions affecting Medicare, which will take effect over various periods of time from 2023 to 2029. Based on our current analysis of the provisions, we do not believe that this legislation will have a material impact on our financial statements.

Costs and Expenses

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021

	(dollars in thousands)
Cost of revenues	$1,622,460	$1,757,684	$4,864,727	$5,307,676
Gross profit	104,473	101,146	315,304	321,649
Gross margin	6.1%	5.4%	6.1%	5.7%
Selling, general and administrative expenses	$75,754	$90,946	269,247	284,670
Selling, general and administrative expenses as a percentage of revenues	4.4%	4.9%	5.2%	5.1%

Gross Profit and Cost of Revenues

Gross profit increased $3.3 million for the thirteen week period ended November 26, 2022 compared to the thirteen week period ended November 27, 2021. The increase in gross profit is primarily due to improved procurement economics, partially offset by the decline in revenues associated with lost clients, as mentioned above.

Gross margin was 6.1% of sales for the thirteen week period ended November 26, 2022 compared to 5.4% of sales for the thirteen week period ended November 27, 2021. The increase in gross margin is due primarily to the items noted above.

Gross profit decreased $6.3 million for the thirty-nine week period ended November 26, 2022 compared to the thirty-nine week period ended November 27, 2021. The decrease in gross profit is primarily due to the decline in revenues associated with lost clients, as mentioned above, partially offset by improved procurement economics.

Gross margin was 6.1% of sales for the thirty-nine week period ended November 26, 2022 compared to 5.7% of sales for the thirty-nine week period ended November 27, 2021. The increase in gross margin is due primarily to improved procurement economics.

Selling, General and Administrative Expenses

SG&A expenses decreased $15.2 million for the thirteen week period ended November 26, 2022 compared to the thirteen week period ended November 27, 2021 due primarily to decreased litigation and other contractual settlements, as well as further consolidation of administrative functions. SG&A expenses as a percentage of revenue was 4.4% for the for the thirteen week period ended November 26, 2022 compared to 4.9% for the thirteen week period ended November 27, 2021. The decrease in the thirteen week period SG&A expenses as a percentage of revenues is due primarily to the items noted above.

SG&A expenses decreased $15.4 million for the thirty-nine week period ended November 26, 2022 compared to the thirty-nine week period ended November 27, 2021 due primarily to further consolidation of administrative functions. SG&A expenses as a percentage of revenue was 5.2% for the thirty-nine week period ended November 26, 2022 compared to 5.1% for the thirty-nine week period ended November 27, 2021. The increase in the thirty-nine week period SG&A expenses as a percentage of revenues is due primarily to the loss of sales volume.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our revolving credit facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of November 26, 2022 was $1,320.6 million, which consisted of revolver borrowing capacity of $1,274.1 million and invested cash of

$46.5 million. Our revolver borrowing capacity increased $100.0 million upon entry into the Currently Effective Senior Secured Revolving Credit Facility, as further described below.

Credit Facilities

On December 20, 2018, we entered into a senior secured credit agreement (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Credit Agreement”; and the Credit Agreement, as further amended by the Second Amendment (as defined below), the “Amended Credit Agreement”), which Credit Agreement provided for facilities consisting of a $2.7 billion senior secured asset-based revolving credit facility (“Initial Senior Secured Revolving Credit Facility”) and a $450.0 million “first-in, last-out” senior secured term loan facility (“Initial Senior Secured Term Loan” and together with the Initial Senior Secured Revolving Credit Facility, collectively, the “Initial Facilities”). In December 2018, we used proceeds from the Initial Facilities to refinance our prior $2.7 billion existing credit agreement.

On August 20, 2021, we entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which, among other things, amended the Credit Agreement to provide for a $2.8 billion senior secured asset-based revolving credit facility (“Senior Secured Revolving Credit Facility”) and a $350.0 million “first-in, last-out” senior secured term loan facility (“Senior Secured Term Loan” and together with the Senior Secured Revolving Credit Facility, collectively, the “Amended Facilities”). The Amended Facilities extended our debt maturity profile and provided additional liquidity. Borrowings under the Senior Secured Revolving Credit Facility bore interest at a rate per annum equal to, at our option, (x) a base rate (determined in a customary manner) plus a margin of between 0.25% to 0.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of between 1.25% and 1.75%, in each case based upon the Average ABL Availability (as defined in the Amended Credit Agreement).  Borrowings under the Senior Secured Term Loan bore interest at a rate per annum equal to, at our option, (x) a base rate (determined in a customary manner) plus a margin of 1.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of 2.75%. We are required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Senior Secured Revolving Credit Facility, depending on Average ABL Availability (as defined in the Amended Credit Agreement).  The Amended Facilities are scheduled to mature on August 20, 2026 (subject to a springing maturity if certain of our existing secured notes are not refinanced or repaid prior to the date that is 91 days prior to the stated maturity thereof).

Our borrowing capacity under the Senior Secured Revolving Credit Facility was based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. At November 26, 2022, we had $1,700.0 million of borrowings outstanding under the Amended Facilities and had letters of credit outstanding under the Senior Secured Revolving Credit Facility in a face amount of $175.9 million, which resulted in remaining borrowing capacity under the Senior Secured Revolving Credit Facility of $1,274.1 million. If at any time the total credit exposure outstanding under the Senior Secured Revolving Credit Facility exceeded the borrowing base, we would be required to repay amounts outstanding to eliminate such shortfall.

The Amended Credit Agreement restricted us and all of our subsidiaries, including the subsidiaries that guaranteed our obligations under the Amended Facilities, the secured guaranteed notes and unsecured guaranteed notes (collectively, the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in our store and lockbox deposit accounts and cash necessary to cover our current liabilities). The Amended Credit Agreement also stated that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (i) an event of default existed under the Amended Facilities or (ii) the sum of our borrowing capacity under our Senior Secured Revolving Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account was less than or equal to $275.0 million for three consecutive business days or less than or equal to $200.0 million on any day (a “cash sweep period”), the funds in our deposit accounts would be swept to a concentration account with the senior collateral agent and would be applied first to repay outstanding revolving loans under the Amended Facilities, and then held as collateral for the senior obligations until such cash sweep period was rescinded pursuant to the terms of the Amended Facilities.

Our obligations under the Amended Facilities and the Subsidiary Guarantors’ obligations under the related guarantees were secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivable, inventory, prescription files (including eligible script lists), intellectual property (prior to the repayment of the Senior Secured Term Loan) and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL priority collateral”) and (ii) a second-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and all other assets that did not constitute ABL priority collateral, in each case, subject to customary exceptions and limitations.

The Amended Credit Agreement allowed us to have outstanding, at any time, up to an aggregate principal amount of $1.5 billion in secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Amended Facilities and other existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock matured or required scheduled payments of principal prior to 90 days after the latest maturity date of any Term Loan or Other Revolving Commitment (each as defined in the Amended Credit Agreement) (excluding bridge facilities allowing extensions on customary terms to at least the date that was 90 days after such date). Subject to the limitations described in the immediately preceding sentence, the Amended Credit Agreement additionally allowed us to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Amended Credit Agreement) was not in effect; provided, however, that certain of our other outstanding indebtedness limits the amount of unsecured debt that could be incurred if certain interest coverage levels were not met at the time of incurrence or other exemptions are not available. The Amended Credit Agreement also contained certain restrictions on the amount of secured first priority debt we are able to incur. The Amended Credit Agreement also allowed for the voluntary repurchase of any debt or other convertible debt, so long as the Amended Facilities were not in default and we maintained availability under our revolver of more than $365.0 million.

The Amended Credit Agreement had a financial covenant that required us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Senior Secured Revolving Credit Facility was less than $200.0 million or (ii) on the third consecutive business day on which availability under the Senior Secured Revolving Credit Facility was less than $250.0 million and, in each case, ending on and excluding the first day thereafter, if any, which was the 30th consecutive calendar day on which availability under the revolver was equal to or greater than $250.0 million. As of November 26, 2022, the availability under the Senior Secured Revolving Credit Facility was at a level that did not trigger the Amended Credit Agreement’s financial covenant. The Amended Credit Agreement also contained covenants which placed restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

The Amended Credit Agreement provided for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It would also be an event of default if we failed to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurred that enabled, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repayment repurchase, redemption or defeasance of such debt.

On December 1, 2022, we entered into the Third Amendment to Credit Agreement (the “Third Amendment”), which, among other things, amended the Amended Credit Agreement (the Amended Credit Agreement, as modified by the Third Amendment, the “Currently Effective Credit Agreement”) to provide for a $2.85 billion senior secured asset-based revolving credit facility (the “Currently Effective Senior Secured Revolving Credit Facility”) and a $400.0 million “first-in, last-out” senior secured term loan facility (the “Currently Effective Senior Secured Term Loan” and, together with the Currently Effective Senior Secured Revolving Credit Facility, collectively, the “Currently Effective Facilities”), replaced the LIBOR rate with a Term SOFR-based rate as the applicable benchmark for the Currently Effective Facilities, include COVID-19 vaccines in the borrowing base under the Currently Effective Senior Secured Revolving Credit Facility, subject to limitations and conditions as specified in the Currently Effective Credit Agreement, and increased the interest rate applicable to loans under the Currently Effective Senior Secured Term Loan to (x) a base rate (determined in a customary manner) plus a margin of 2.00% or (y) an adjusted Term SOFR-based rate (determined in a customary manner) plus a margin of 3.00%.

We are required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Currently Effective Senior Secured Revolving Credit Facility, depending on Average ABL Availability (as defined in the Currently Effective Credit Agreement). The Currently Effective Facilities are scheduled to mature on August 20, 2026 (subject to a springing maturity if certain of our existing secured notes are not refinanced or repaid prior to the date that is 91 days prior to the stated maturity thereof).

Our borrowing capacity under the Currently Effective Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. If at any time the total credit exposure outstanding under the Currently Effective Senior Secured Revolving Credit Facility exceeds the borrowing base, we will be required to repay amounts outstanding to eliminate such shortfall.

The Currently Effective Credit Agreement restricts us and all of our subsidiaries, including the subsidiaries that guarantee our obligations under the Currently Effective Facilities, the secured guaranteed notes and unsecured guaranteed notes (collectively, the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in store and lockbox deposit accounts and cash necessary to cover our current liabilities). The Currently Effective Credit Agreement also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (i) an event of default exists under the Currently Effective Facilities or (ii) the sum of our borrowing capacity under the Currently Effective Senior Secured Revolving Credit Facility and certain amounts held on deposit with the senior collateral agent in a concentration account is less than or equal to $283.25 million for three consecutive business days or less than or equal to $206 million on any day (a “cash sweep period”), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Currently Effective Facilities, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of the Currently Effective Facilities.

Our obligations under the Currently Effective Facilities and the Subsidiary Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivable, inventory, prescription files (including eligible script lists), intellectual property (prior to the repayment of the Currently Effective Senior Secured Term Loan) and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL priority collateral”) and (ii) a second-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Currently Effective Senior Secured Term Loan) and all other assets that do not constitute ABL priority collateral, in each case, subject to customary exceptions and limitations.

The Currently Effective Credit Agreement allows us to have outstanding, at any time, up to an aggregate principal amount of $1.5 billion in secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Currently Effective Facilities and existing indebtedness, provided that not in excess of $750.0 million of such secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest maturity date of any Term Loan or Other Revolving Commitment (each as defined in the Currently Effective Credit Agreement) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date). Subject to the limitations described in the immediately preceding sentence, the Currently Effective Credit Agreement additionally allows us to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Currently Effective Credit Agreement) is not in effect; provided, however, that certain of our other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Currently Effective Credit Agreement also contains certain restrictions on the amount of secured first priority debt we are able to incur. The Currently Effective Credit Agreement also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Currently Effective Facilities are not in default and we maintain availability under its revolver of more than $375.95 million.

The Currently Effective Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Currently Effective Senior Secured Revolving Credit Facility is less than $206.0 million or (ii) on the third consecutive business day on which availability under the Currently Effective Senior Secured Revolving Credit Facility is less than $257.5 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $257.5 million. The Currently Effective Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

The Currently Effective Credit Agreement provides for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repayment, repurchase, redemption or defeasance of such debt.

The indentures that govern our secured notes contain restrictions on the amount of additional secured and unsecured debt that we may incur. As of November 26, 2022, we had the ability to issue additional secured and unsecured debt under the indentures governing our secured notes, including the ability to draw the full amount of our Senior Secured Revolving Credit Facility and enter into certain sale and leaseback transactions. We also have certain limitations in our unguaranteed unsecured notes on the amount of secured debt that we may incur. We have additional debt incurrence capacity under such indentures.

Guarantor Summarized Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q, have guaranteed our obligations under the 7.500% Notes and the 8.00% Notes (collectively, the "Guaranteed Notes"). As discussed in Note 11 to the condensed consolidated financial statements, the Guaranteed Notes were issued by us, as the parent company, and are guaranteed by substantially all of the parent company’s consolidated subsidiaries (the “guarantors” or “Subsidiary Guarantors”) except for EI (the “non-guarantor”). The parent company and guarantors are referred to as the “obligor group”. The Subsidiary Guarantors fully and unconditionally and jointly and severally guarantee the Guaranteed Notes. The 7.500% Notes, the 8.00% Notes and the obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Senior Secured Term Loan) and other collateral to the extent it does not constitute ABL priority collateral (as defined below), and (ii) a second-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivables, payment intangibles, inventory, prescription files (including eligible script lists) and, intellectual property (prior to the repayment of the Senior Secured Term Loan) (collectively, the “ABL priority collateral”), which, in each case, also secure the Amended Facilities.

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

	November 26,	February 26,
In millions	2022	2022
Due from EI	$188.6	$26.5
Other current assets	3,386.2	3,314.9
Total current assets	$3,574.8	$3,341.4

Operating lease right-of-use assets	$2,623.0	$2,813.5
Goodwill	626.9	879.1
Other noncurrent assets	1,321.3	1,428.8
Total noncurrent assets	$4,571.2	$5,121.4

Due to EI	$—	$—
Other current liabilities	2,768.4	2,891.1
Total current liabilities	$2,768.4	$2,891.1

Long-term debt less current maturities	$3,189.0	$2,733.0
Long-term operating lease liabilities	2,427.8	2,597.1
Other noncurrent liabilities	164.5	142.7
Total noncurrent liabilities	$5,781.3	$5,472.8

	Thirteen Week Period Ended	Thirty-Nine Week Period Ended
In millions	November 26, 2022	November 26, 2022
Revenues(a)	$5,940.7	$17,570.4
Cost of revenues(b)	4,735.5	14,017.2
Gross profit	1,205.2	3,553.2

Net loss	$(68.5)	$(492.7)

Net loss attributable to Rite Aid	$(67.1)	$(508.6)
(a)	Includes $(27.4) million and $(0.4) million of revenues generated from the non-guarantor for the thirteen and thirty-nine week periods ended November 26, 2022.
(b)	Includes $(27.5) million and $(0.6) million of cost of revenues incurred in transactions with the non-guarantor for the thirteen and thirty-nine week periods ended November 26, 2022.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash used in operating activities was $318.9 million compared to cash provided by operating activities of $36.6 million for the thirty-nine week periods ended November 26, 2022 and November 27, 2021, respectively. Operating cash flow was negatively impacted by the build of the CMS receivable, increases in inventory due to seasonal build and inflation and the timing of warehouse and third party payables.

Cash used in investing activities was $90.6 million and $111.2 million for the thirty-nine week periods ended November 26, 2022 and November 27, 2021, respectively. During the thirty-nine week period ended November 26, 2022, we spent $172.6 million on the purchase of property, plant and equipment, $24.9 million on prescription file purchases, received proceeds of $55.9 million from sale leasebacks of two distribution centers and five retail stores, and received $51.0 million primarily from prescription file sales driven by our store closures.

Cash flow provided by financing activities was $472.8 million compared to cash provided by financing activities of $69.1 million for the thirty-nine week periods ended November 26, 2022 and November 27, 2021, respectively. Cash provided by financing activities for the thirty-nine weeks ended November 26, 2022 reflects incremental revolver borrowings, partially offset by the repurchase of certain bonds and the change in our zero balance accounts due to timing of payments.

Capital Expenditures

During the thirteen and thirty-nine week periods ended November 26, 2022 and November 27, 2021 capital expenditures were as follows:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021

New store construction, store relocation and store remodel projects	$12,121	$11,624	$37,794	$70,584
Technology enhancements, improvements to distribution centers and other corporate requirements	38,199	28,021	134,769	74,417
Purchase of prescription files from other retail pharmacies	9,581	9,810	24,937	24,289
Total capital expenditures	$59,901	$49,455	$197,500	$169,290

The Company anticipates incurring approximately $225,000 of capital expenditures during fiscal 2023.

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions, including those resulting from COVID-19, a decline in the overall economy, and the current rising interest rate environment; and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Additionally, we currently expect continued pressure on consumer spending and supply chain challenges. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolver and other sources of liquidity will be adequate to meet our requirements for working capital, debt service, capital expenditures and other strategic investments at least for the next twelve months. Based on our liquidity position, which we expect to remain strong, we do not expect to be subject to the minimum fixed charge covenant in the Amended Facilities in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances, and we may evaluate alternative sources of liquidity (particularly in light of the current market volatility), including further opportunities related to any receivable due to us from CMS, sale and leaseback transactions, and other transactions to optimize our asset base. From time to time, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for shares of common stock or other debt securities (including additional secured debt), issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, including our recent cash tender offers whereby we purchased $150.0 million of certain of our outstanding series of senior notes as announced on June 13, 2022 and $165.1 million of our outstanding 7.500% Senior Secured Notes due 2025 as announced on November 3, 2022, or seek to refinance our outstanding debt or may otherwise seek transactions to reduce interest expense and extend debt maturities. We may also look to make additional investments in our business to further our strategic objectives, including targeted acquisitions or other transactions to optimize our asset base. Any of these transactions could impact our financial results, including additional changes or realization of cancellation of indebtedness-income. As a result of the current market volatility and rising interest rate environment, we cannot assure you whether any of such transactions will be consummated, whether we will achieve the benefits of any such transaction, or whether our cost of capital will increase, any of which could have an impact on our future liquidity.

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

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the thirteen and thirty-nine week periods ended November 26, 2022 and November 27, 2021:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021

	(dollars in thousands)
Net loss	$(67,144)	$(36,058)	$(508,625)	$(149,416)
Interest expense	57,416	47,794	158,068	145,507
Income tax (benefit) expense	(510)	(1,175)	14,954	2,915
Depreciation and amortization	69,496	72,973	208,133	222,691
LIFO charge	15,246	8,886	25,367	900
Facility exit and impairment charges	22,539	47,455	134,955	67,639
Goodwill and intangible asset impairment charges	—	—	252,200	—
(Gain) loss on debt modifications and retirements, net	—	—	(41,312)	3,235
Merger and Acquisition‑related costs	—	3,642	—	12,119
Stock-based compensation expense	566	217	8,635	8,820
Restructuring-related costs	26,500	9,657	61,951	25,173
Inventory write-downs related to store closings	3,085	86	12,134	1,356
Litigation and other contractual settlements	(2,541)	2,000	35,823	50,212
Gain on sale of assets, net	(3,095)	(5,899)	(61,292)	(79)
Loss on Bartell acquisition	—	5,346	—	5,346
Other	358	(131)	(396)	3,412
Adjusted EBITDA	$121,916	$154,793	$300,595	$399,830

The following is a reconciliation of our net income (loss) to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share for the thirteen and thirty-nine week periods ended November 26, 2022 and November 27, 2021. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, non-recurring litigation and other contractual settlements, gains or losses on debt modifications and retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, restructuring-related costs, and the loss on Bartell acquisition. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods.

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 26,	November 27,	November 26,	November 27,
	2022	2021	2022	2021

	(dollars in thousands)
Net loss	$(67,144)	$(36,058)	$(508,625)	$(149,416)
Add back - Income tax (benefit) expense	(510)	(1,175)	14,954	2,915
Loss before income taxes	(67,654)	(37,233)	(493,671)	(146,501)
Adjustments:
Amortization expense	17,622	18,780	56,668	59,193
LIFO charge	15,246	8,886	25,367	900
Goodwill and intangible asset impairment charges	—	—	252,200	—
(Gain) loss on debt modifications and retirements, net	—	—	(41,312)	3,235
Merger and Acquisition‑related costs	—	3,642	—	12,119
Restructuring-related costs	26,500	9,657	61,951	25,173
Loss on Bartell acquisition	—	5,346	—	5,346
Litigation and other contractual settlements	(2,541)	2,000	35,823	50,212
Adjusted (loss) income before income taxes	(10,827)	11,078	(102,974)	9,677
Adjusted income tax (benefit) expense (a)	(2,897)	2,914	(27,556)	2,545
Adjusted net (loss) income	(7,930)	$8,164	$(75,418)	$7,132
Net loss per diluted share	$(1.23)	$(0.67)	$(9.32)	$(2.77)
Adjusted net (loss) income per diluted share	$(0.14)	$0.15	$(1.38)	$0.13
(a)	The fiscal year 2023 and 2022 annual effective tax rates, calculated using a federal rate plus a net state rate that excluded the impact of state NOL’s, state credits and valuation allowance, was used for the thirteen and thirty-nine weeks ended November 26, 2022 and November 27, 2021, respectively.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of November 26, 2022.

								Fair Value at
	2023	2024	2025	2026	2027	Thereafter	Total	November 26, 2022

	(Dollars in thousands)
Long-term debt, including current portion, excluding financing lease obligations
Fixed Rate	$—	$—	$—	$485,058	$1,035,609	$2,046	$1,522,713	$986,945
Average Interest Rate	0.00%	0.00%	0.00%	7.50%	7.95%	6.88%	7.80%
Variable Rate	$—	$—	$—	$—	$1,700,000	$—	$1,700,000	$1,700,000
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	4.98%	0.00%	4.98%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on LIBOR. If the market rates of interest for LIBOR changed by 100 basis points as of November 26, 2022, our annual interest expense would change by approximately $17.0 million.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of common stock during the third quarter of fiscal 2023.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced	Purchased under the
Fiscal period:	Repurchased	Per Share	Plans or Programs	Plans or Programs
August 28, 2022 to September 24, 2022	8	$7.72	—	—
September 25, 2022 to October 22, 2022	3	$5.20	—	—
October 23, 2022 to November 26, 2022	1	$5.49	—	—

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

(a)	The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Receivable Purchase Agreement, dated as of August 12, 2021, by and between Envision Insurance Company and Part D Receivable Trust 2020-1 (Series D)	Exhibit 2.1 to Form 8-K, filed on August 13, 2021
2.2	Indemnity Agreement, dated as of August 12, 2021 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series D)	Exhibit 2.2 to Form 8-K, filed on August 13, 2021
2.3	Receivable Purchase Agreement, dated as of January 24, 2022 February 19, 2020, by and between Envision Insurance Company and Part D Receivable Trust 2020-1 (Series E)	Exhibit 2.1 to Form 8-K, filed on January 24, 2022

Exhibit Numbers	Description	Incorporation By Reference To
2.4	Indemnity Agreement, dated as of January 24, 2022 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series D)	Exhibit 2.2 to Form 8-K, filed on January 24, 2022
2.5	Receivable Purchase Agreement, dated as of October 13, 2022, by and between Elixir Insurance Company and Part D Receivable Trust 2020-1 (Series F)	Exhibit 2.1 Filed to Form 8-K, filed on October 14, 2022
2.6	Indemnity Agreement, dated as of October 13, 2022 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series F)	Exhibit 2.2 Filed to Form 8-K, filed on October 14, 2022
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 8-K, filed on April 18, 2019
3.3	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on April 17, 2020
4.1	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
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
4.12

Supplemental Indenture, dated as of September 19, 2022, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of February 5, 2020, related to the Company's 7.500% Senior Secured Notes due 2025

Filed herewith
4.13

Supplemental Indenture, dated as of September 19, 2022, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 27, 2020, related to the Company’s 8.000% Senior Secured Notes due 2026

Filed herewith
10.1	†	2010 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.2	†	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.3	†	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan	Exhibit 10.8 to Form 10-K, filed on April 23, 2013
10.4	†	2012 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2012
10.5	†	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan	Exhibit 10.10 to Form 10-K, filed on April 23, 2013
10.6	†	2014 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 23, 2014
10.7	†	Form of Award Agreement	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.8	†	Executive Incentive Plan for Officers of Rite Aid Corporation	Exhibit 10.1 to Form 8-K, filed on February 24, 2012
10.9	†	Employment Agreement by and between Rite Aid Corporation and Jocelyn Konrad dated as of August 18, 2015	Exhibit 10.1 to Form 10-Q, filed on January 6, 2016
10.10		Credit Agreement, dated as of December 20, 2018, among Rite Aid Corporation, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on December 20, 2018

Exhibit Numbers		Description	Incorporation By Reference To
10.11		First Amendment to Credit Agreement, dated as of January 6, 2020, among Rite Aid Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on January 7, 2020
10.12		Second Amendment to Credit Agreement, dated as of August 20, 2021, among Rite Aid Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent	Exhibit 9.01 to Form 8-K, filed on August 23, 2021
10.13		Third Amendment to Credit Agreement, dated as of December 1, 2022, among Rite Aid Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent	Exhibit 9.01 to Form 8-K/A, filed on December 6, 2022
10.14

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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.15	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Jocelyn Z. Konrad, dated as of March 12, 2019	Exhibit 10.32 to Form 10-Q, filed on July 11, 2019
10.16	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.17	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019	Exhibit 10.34 to Form 10-Q, filed on July 11, 2019
10.18	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017	Exhibit 10.35 to Form 10-Q, filed on July 11, 2019
10.19	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016	Exhibit 10.36 to Form 10-Q, filed on July 11, 2019
10.20	†	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001	Exhibit 10.37 to Form 10-Q, filed on July 11, 2019
10.21	†*	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.22	†**	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.23	†	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019	Exhibit 10.2 to Form 8-K, filed on August 12, 2019
10.24	†	Employment Agreement dated October 2, 2019 by and between Rite Aid Corporation and James Peters	Exhibit 10.1 to Form 8-K, filed on October 2, 2019

Exhibit Numbers		Description	Incorporation By Reference To
10.25	†	Employment Agreement by and between Rite Aid Corporation and Jessica Kazmaier, dated as of March 12, 2019	Exhibit 10.43 to Form 10-K filed on April 27, 2020
10.26	†	Amendment to Employment Agreement by and between Jessica Kazmaier, dated as of November 6, 2019	Exhibit 10.44 to Form 10-K filed on April 27, 2020
10.27	†	Employment Agreement by and between Justin Mennen, dated as of December 7, 2018	Exhibit 10.45 to Form 10-K filed on April 27, 2020
10.28	†	Amendment to Employment Agreement by and between Justin Mennen, dated November 6, 2019	Exhibit 10.46 to Form 10-K filed on April 27, 2020
10.29	†	Employment Agreement by and between Rite Aid Corporation and Andre Persaud, dated as of January 28, 2020	Exhibit 10.47 to Form 10-K filed on April 27, 2020
10.30	†	Employment Agreement by and between Rite Aid Corporation and Paul D. Gilbert, as of July 29, 2020	Exhibit 10.46 to Form 10-Q filed on October 6, 2020
10.31	†	Rite Aid Corporation Amended and Restated 2020 Omnibus Equity Plan, as amended	Appendix B-1 to Schedule 14A (Definitive Proxy Statement) filed on June 10, 2022
10.32	†	Form Award Agreement (Executive) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.2 to Form 8-K filed on July 8, 2020
10.33	†	Form Award Agreement (Non-employee Director) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.3 to Form 8-K filed on July 8, 2020
10.34		Separation Agreement by and between Rite Aid Corporation and Jocelyn Konrad, dated as of March 7, 2022	Exhibit 10.35 to Form 10-Q, filed on July 6, 2022
10.35		Separation Agreement by and between Rite Aid Corporation and James Peters, as of March 7, 2022	Exhibit 10.36 to Form 10-Q, filed on July 6, 2022
10.36		Offer Letter, by and between Rite Aid Corporations and Steven K. Bixler dated September 11, 2022	Exhibit 10.1 to Form 8-K, filed on September 12, 2022
22		List of Subsidiary Guarantors	Filed herewith
31.1		Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2		Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32		Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH		XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104		Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

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

Date: January 4, 2023	RITE AID CORPORATION

	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Executive Vice President and Chief Financial Officer

Date: January 4, 2023	By:	/s/ BRIAN T. HOOVER
Brian T. Hoover
Senior Vice President and Chief Accounting Officer