Form 10-K
period 2023-03-04
RITE AID CORP
filed 2023-05-01
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended March 4, 2023
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant based on the closing price at which such stock was sold on the New York Stock Exchange on August 27, 2022 was approximately $447,694,555. For purposes of this calculation, only executive officers and directors are deemed to be affiliates of the registrant.

As of April 12, 2023 the registrant had outstanding 56,427,366 shares of common stock, par value $1.00 per share.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	the impact of widespread health developments, such as the global coronavirus (“COVID-19”) pandemic, the changing consumer behavior and preferences (including preferred shopping locations, vaccine hesitancy and the emergence of new variants), and the impact of those factors on the broader economy, financial and labor markets, wages, availability and access to credit and capital, our front-end and pharmacy operations and services, supply chain challenges including shipping delays, container and trucker shortages, port congestion and other logistics problems, our associates and executive and administrative personnel, our third-party service providers (including suppliers, vendors and business partners), and customers. In addition, continued shortages of pharmacists, pharmacy technicians and other employee turnover in the markets in which we operate, may inhibit our ability to maintain store hours at preferred levels. Any of these developments could result in a material adverse effect on our business, financial conditions and results of operations;

●	our ability to successfully implement our strategy, attract and retain a sufficient number of our target consumers, integrate operations such as Elixir, our pharmacy benefit management (“PBM”) operations, and any acquisitions, implement and integrate information technology and digital services, obtain permits required for store remodels, and improve the operating performance of our stores and PBM operations;

●	our high level of indebtedness, the ability to refinance such indebtedness on acceptable terms (including the impact of rising interest rates, market volatility, and continuing actions by the United States Federal Reserve), and our ability to satisfy our obligations and the other covenants contained in our credit and debt agreements;

●	the nature, cost, impact and outcome of pending and future litigation, other legal or regulatory proceedings, or governmental investigations and actions, including those related to opioids, “usual and customary” pricing, government payer programs, business practices, or other matters;

●	general competitive, economic, industry, market, political (including healthcare reform) and regulatory conditions, including continued impacts of inflation or other pricing environment factors on our costs, liquidity and our ability to pass on price increases to our customers, including as a result of inflationary and deflationary pressures, a decline in consumer spending or deterioration in consumer financial position, whether due to inflation or other factors, as well as other factors specific to the markets in which we operate;

●	the severity and resulting impact of the cough, cold and flu season;

●	the impact on retail pharmacy business as PBM payors seek to reduce payments to retail pharmacies and incent or mandate movement away from retail pharmacies to PBM mail order pharmacies;

●	our ability to achieve the benefits of our efforts to reduce the purchasing cost of our generic drugs;

●	the risk that changes in federal or state laws or regulations, including to those relating to labor or wages, the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection and the Affordable Care Act (or “ACA”), and decisions of agencies and courts including the United States

Supreme Court regarding those and other matters relevant to Rite Aid Corporation or its operations, and any regulations enacted thereunder may occur;

●	the impact of the loss of one or more major third-party payor contracts and the risk that providers and state contract changes may occur;

●	the risk that we may need to take further impairment charges if our future results do not meet our expectations;

●	our ability to sell our Centers of Medicare and Medicaid Services (“CMS”) receivables, in whole or in part, and on reasonably available terms, which could negatively impact our liquidity and leverage ratio if we do not consummate a sale;

●	our ability to grow prescription count, realize front-end sales growth, and improve and grow the operations of our PBM;

●	our ability to achieve cost savings and the other benefits of our organizational restructuring within our anticipated timeframe, if at all;

●	decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

●	our ability to manage expenses, our liquidity and our investments in working capital;

●	the continued impact of gross margin pressure in the PBM industry due to continued consolidation and client demand for lower prices while providing enhanced service offerings;

●	risks related to breaches of our (or our vendors’) information or payment systems or unauthorized access to confidential or personal information of our associates or customers;

●	our ability to maintain our current pharmacy services business and obtain new pharmacy services business and clients, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations, the risk that we cannot meet client guarantees and the impact of pricing decisions on our ability to retain our customer base;

●	our chief executive officer search process, and our ability to manage the transition to a new chief executive officer and other management;

●	our ability to manage our Medicare Part D plan medical loss ratio (“MLR”) and meet the financial obligations of the plan;

●	the risk that we could experience deterioration in our current Star rating with the CMS or incur CMS penalties and/or sanctions;

●	our ability to achieve the benefits of our efforts of our performance acceleration program;

●	the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

●	changes in future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies; and

●	other risks and uncertainties described from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1.   Business

Overview

Rite Aid Corporation (“Rite Aid” or the “Company”) is on the front lines of delivering health care services and retail products to nearly one million Americans daily. Our pharmacists are uniquely positioned to engage with customers and improve their health outcomes. We provide an array of whole being health products and services for the entire family through over 2,300 retail pharmacy locations across 17 states. Through Elixir, our pharmacy benefits manager, we provide pharmacy benefits and services to over one million members nationwide.

Our corporate headquarters are located at 1200 Intrepid Avenue, 2nd Floor, Philadelphia, PA 19112, our mailing address is PO Box 3165, Harrisburg, PA 17105, and our telephone number is (717) 761-2633. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol of “RAD.” We were incorporated in 1968 and are a Delaware corporation.

The terms “Company,” “Rite Aid,” “we,” “our” or “us,” as used herein and unless otherwise stated or indicated by context, refer to Rite Aid Corporation and its affiliates. The term “affiliates” means direct and indirect subsidiaries of Rite Aid Corporation and partnerships and joint ventures in which such subsidiaries are partners.

We continue to focus and implement our strategic initiatives aimed at operating as a fully integrated, stand-alone healthcare company with a retail footprint. Our key accomplishments in fiscal 2023 included, i) growing our market share in both the pharmacy and front-end lines of business; ii) meaningfully reducing our operating Selling, General and Administrative (“SG&A”) expenses by over $240 million (on a comparable week basis) through cost control initiatives and the closing of approximately 150 underperforming stores; iii) growing our third-party ecommerce business by over 60% by deepening our relationships with an expanding range of partners; iv) improving our procurement economics at Elixir, enabling us to expand gross margin and become more competitive in the marketplace; and v) taking additional steps to improve our capital structure, including paying off approximately $280 million of our 7.5% Senior Secured Notes, $52 million of our 7.7% Notes, and $27 million of our 6.875% Notes.

We report our business in two distinct segments: our Retail Pharmacy Segment, which consists of Rite Aid, Bartell Drug Company (“Bartell”) and Health Dialog Services Corporation (“Health Dialog”), and our Pharmacy Services Segment, which consists of Elixir, our PBM business.

Retail Pharmacy Segment — In our retail stores, our highly trained pharmacists dispense medications pursuant to prescriptions written by medical providers and educate our customers on alternative remedies that can supplement traditional options. We offer a wide range of health care services, including administering immunizations against COVID-19, the flu, shingles and more; assisting our customers with high blood pressure, cholesterol and diabetes; providing guidance on combating obesity and tobacco addiction; and educating our customers on managing medications and potential side effects. Throughout the COVID-19 pandemic, our pharmacists have been on the front lines of testing and vaccinating, and we made great strides in changing perceptions of pharmacists as providers whose reach extends well beyond filling prescriptions. We believe that offerings such as these have established pharmacists as the most accessible and trusted last-mile connectors in healthcare.

In fiscal 2023, prescription drug sales accounted for over 71% of our total drugstore sales. We believe that our pharmacy operations will continue to represent a significant part of our business due to a combination of our efforts to expand the role of our over 6,200 pharmacists as whole-being health advocates; demographic trends such as an aging population and increased life expectancy; our focus on growth customers, particularly women between the ages of 25 to 49 who take care of themselves, their children, aging parents, and even pets; anticipated growth in the federally funded Medicare Part D prescription program as “baby boomers” continue to enroll; increased regulatory efforts to improve access and affordability of prescription drugs; and, the discovery of new and better prescription drug and over-the-counter therapies. In addition, we offer a wide assortment of front-end merchandise to complement our pharmacy services and to provide convenience to our customers. We carry a full assortment of front-end products, which accounted for the remaining nearly 29% of our total drugstore sales in fiscal 2023. Front-end products include over-the-counter medications, health and beauty aids, personal care items, cosmetics, household items, food and beverages, greeting cards, seasonal merchandise, pet care, numerous other everyday and convenience products, and hand-dipped ice cream in many of our west coast stores from our owned brand Thrifty. We offer a wide variety of products through our portfolio of owned brands, which accounted for approximately 18% of our front-end sales in fiscal 2023 and which we are positioning for future growth.

We completed the acquisition of Bartell in December 2020 and continue to operate these stores under the Bartell banner. The strategic acquisition of Bartell complements our commitment to total health and wellness, the importance of the pharmacist as a trusted health advisor, and the critical role of the neighborhood pharmacy. This expansion within the greater Seattle area has allowed us to better service customers, health plans and healthcare providers.

The average size of each store in our chain is approximately 13,600 square feet, and average store size is larger for our locations in the western United States. As of March 4, 2023, approximately 61% of our stores are freestanding and 57% include a drive-through pharmacy.

Health Dialog is a provider of total population health services to risk-bearing organizations such as health plans and self-insured employers. Health Dialog helps clients improve quality of care and reduce healthcare costs while empowering their individual patients to make informed health and wellness decisions. Health Dialog’s integrated, multi-channel health coaching services are powered by best-in-class analytics and administered by highly trained healthcare professionals.

Pharmacy Services Segment — Elixir, our mid-market national PBM, provides a suite of PBM offerings including technology solutions, mail delivery services, specialty pharmacy, network and rebate administration, claims adjudication and pharmacy discount programs. Elixir also provides prescription discount programs and Medicare Part D insurance offerings for individuals and groups. Elixir provides services to various clients across its different lines of business, including major health plans, commercial employers, labor groups and state and local governments, representing over 1.4 million covered lives, including approximately 0.3 million covered lives through our Medicare Part D insurance offerings. Elixir continues to focus its efforts and offerings to its target market of small to mid-market employers, labor unions and regional health plans, including provider-led health plans and government sponsored Medicaid and Medicare plans.

We believe that Elixir will become a differentiated market leader by lowering total healthcare costs through consumer engagement. We are modernizing our technology platforms, enhancing our clinical programs, and launching our new specialty offering across our book of business. For our markets that overlap with Rite Aid and Bartell stores, we can provide highly curated clinical offerings that not only lower costs, but also engage members in our stores with our pharmacists.

Industry Trends

The retail drugstore industry is highly competitive and consolidation has accelerated. We believe that such trends will continue due to vertical integration of retail pharmacy companies with PBMs, insurance companies, and providers; aggressive generic pricing programs at competitors such as Walmart as well as via the growth of discount cards; and increased utilization of digital commerce, will further increase competitive pressures in the industry. Front-end product pricing has continued to be highly promotional in the retail drugstore business, which contributes to additional competitive pressures.

The retail drugstore industry continues to rely significantly on third-party payors. Over the past several years, third-party payors, including the Medicare Part D plans and the state-sponsored Medicaid and related managed care Medicaid agencies, have changed the eligibility requirements of participants and have successfully reduced certain reimbursement rates. This trend is expected to continue, which puts added pressure on Rite Aid and our competitors’ results. Medicare Part D providers have also introduced plans that have restricted network options, under which a patient can elect a plan with a lower copay in exchange for the choice to use a limited number of pharmacies to fill their prescriptions. In order to participate in these restricted networks, retail pharmacies generally are required to accept lower reimbursement rates. We expect the use of these restricted network strategies to continue to increase for Part D and in fiscal 2023 we increased our participation in such plans. When third-party payors, including the Medicare Part D program and state-sponsored Medicaid agencies, reduce the number of participants and/or reduce their reimbursement rates, sales and margins in the industry could be reduced, and profitability of the industry adversely affected. These possible adverse effects can be partially offset by lowering our product cost, controlling expenses, dispensing higher-margin generics, finding new revenue streams through pharmacy services and growing our share of dispensing prescriptions. In recent years, we have seen some states, most notably California and New York, make strides to increase pharmacy access by returning to open networks for Medicaid members through fee-for-service payment models.

The pharmacy industry has seen increased competition from new entrants (primarily digital) who seek to largely bypass reliance on third-party payors and dispense prescription drugs (primarily generic) direct-to-consumer at cash prices. We are continuing to monitor the impact of these new entrants on overall consumer behavior.

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

The COVID-19 crisis brought many new challenges to the industry and severely impacted the U.S. economy. We executed preparedness plans to maintain continuity of our operations, including transitioning many office-based associates to a remote work environment. We also provided enhanced benefits to our associates, and expanded resources to assist associates with the stress caused by the COVID-19 pandemic. Although we are approaching the end of the public health emergency, we expect to continue to provide testing, vaccinations, and boosters as COVID-19 becomes part of everyday life.

Looking ahead post COVID-19-pandemic, the rate of pharmacy sales growth in the United States continues to be negatively impacted by a decline in new blockbuster drugs, drug safety concerns, higher copays, and an increase in the use of generic (non-brand name) drugs, which are less expensive but do generate higher gross margins. New drug development in the next few years is expected to be concentrated in specialty prescriptions, which are high-cost drugs targeted toward complex or rare chronic conditions. On the other hand, we expect prescription usage to continue to grow in the coming years due to the aging U.S. population, increased life expectancy, “baby boomers” continuing to become eligible for the federally funded Medicare prescription program, and new drug therapies. Additionally, rising U.S. healthcare costs and the shortage of primary care physicians are creating opportunities for pharmacists and drugstores to play a more active role in driving positive health outcomes for patients. Services such as immunizations, including those for COVID-19, medication therapy management, chronic condition management, clinics, medication adherence and counseling can all be handled by our trained pharmacists. There has been a trend across much of the U.S. to increase pharmacist scope of practice, including through the writing of select prescriptions. We actively monitor such trends to ensure our pharmacists can practice at the top of their license.

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

Strategy

As a healthcare company with a retail footprint operating in diverse communities throughout the country, we are positioned to create meaningful customer, client, and member experiences for the millions of lives we touch.

We are focused on three key strategic drivers of growth: 1) growing our pharmacy business by improving our access to networks, strategically acquiring prescription files, increasing medication adherence, and making more clinical services available to our customers; 2) deepening our customer loyalty and engagement, by improving our in-store experience, optimizing our products and services, leveraging personalized marketing and communications, and expanding our digital solutions; and 3) scaling our Elixir business by delivering on a value proposition unique to the mid-market including competitive pricing, leveraging our platform to deliver white-label services, optimizing our specialty pharmacy, and improving our operational efficiency.

All of these are enabled by significant ongoing investments in our people and infrastructure, including our distributions centers, central fill operations, and systems for customer and client support.

Products and Services

Sales of prescription drugs for our Retail Pharmacy Segment represented approximately 71.2%, 70.0% and 66.7% of our total drugstore sales in fiscal years 2023, 2022 and 2021, respectively. In fiscal years 2023, 2022 and 2021, prescription drug sales were $12.6 billion, $12.2 billion and $10.9 billion, respectively. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and our consolidated financial statements.

We carry a full assortment of non-prescription, or front-end, products. The types and number of front-end products in each store vary, and selections are based on customer needs and preferences and available space. No single front-end product category contributed significantly to our sales during fiscal 2023. Our Retail Pharmacy Segment’s principal classes of products in fiscal 2023 were the following:

Percentage of
Product Class	Sales
Prescription drugs	71.2%
Over-the-counter medications and personal care	10.9%
Health and beauty aids	4.3%
General merchandise and other	13.6%

We offer a wide variety of owned brand products to meet the needs of our customers in virtually every non-pharmacy department. We continue to focus on increasing owned brand sales and penetration by expanding our assortment, redefining our brand architecture and brands, refreshing our package design, and driving greater support through our marketing. We believe that today’s consumer expects high quality, differentiated owned brand products that deliver performance equal to national brands at a better value. A refresh of our owned brand offering is critical to improving our gross margin and reducing our working capital investment in inventory.

Through Elixir, we provide a fully integrated suite of PBM offerings including technology solutions, mail delivery services, specialty pharmacy, network and rebate administration, claims adjudication and pharmacy discount programs. In addition to its PBM offerings, Elixir also offers fully integrated mail-order and specialty pharmacy services through Elixir Pharmacy. Through Elixir Insurance Company (“Elixir Insurance” or “EI”), Elixir also serves seniors enrolled in Medicare Part D. In addition, Elixir, through its Laker Software, performs prescription adjudication services for its own claims.

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

As part of our multi-year performance acceleration program, we are making significant technology investments that span across the enterprise. The investments cover key functions such as pharmacy, retail, supply chain, merchandising, corporate systems, digital, Elixir, and core infrastructure. These investments will empower customers and associates, and deliver operational efficiencies and enable growth.

We launched our new website, mobile application, and ecommerce solution in fiscal 2021. This personalized user experience is built on a modern and scalable platform that will serve as the foundation for our digital and omni-channel solutions. Looking ahead, we are focused on creating seamless digital pharmacy experiences that increase medication adherence and improve patient health, delivering signature customer experiences that delight customers and address traditional pharmacy pain points and providing easy digital onboarding capabilities for new pharmacy customer acquisition.  In addition to our digital work in pharmacy, we are also working to bring new and exciting omni-channel capabilities to market such as accelerating our buy-online pickup in store offerings, expanding our same day delivery partners and capabilities, and investing in best-in-class digital loyalty experiences.

We continue to enhance our Elixir digital solutions with a focus on providing members with the best and most effective low-cost medications, in a manner that is completely personalized.

Elixir continues to modernize the technology platforms that service its core PBM business as well as other PBMs. Initial focus is on the customer care experience, clinical operations, client implementations and data exchange. We see an opportunity to further enhance our technology leadership in this market and to improve operational efficiencies both internally as well as externally for our clients. We are leveraging a cloud platform shaped by our decades of experience in scalable claims adjudication, customer care and clinical programs while transforming our products and services to offer a PBM-as-a-Service (PBMaaS) model. This ecosystem will serve our target markets to include small to mid-sized PBMs and mid to large-sized health plans.

Sources and Availability of Raw Materials

Since fiscal 2015, under our pharmaceutical purchasing and delivery agreement (“Purchasing and Delivery Agreement”) with limited exceptions, we purchased all of our branded pharmaceutical products and almost all of our generic (non-brand name) pharmaceutical products from McKesson Corporation (“McKesson”). If our relationship with McKesson were disrupted, we could temporarily experience difficulties filling prescriptions for branded and generic drugs until we execute a replacement wholesaler agreement or develop and implement self-distribution processes.

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

Customers and Third-Party Payors

During fiscal 2023, our stores filled approximately 250.0 million prescriptions and served nearly one million customers per day. The loss of any one customer would not have a material impact on our results of operations.

In fiscal 2023, substantially all of our pharmacy sales were to customers covered by third-party payors (such as insurance companies, prescription benefit management companies, government agencies, private employers or other managed care providers) that agree to pay for all or a portion of a customer’s eligible prescription purchases based on negotiated and contracted reimbursement rates. During fiscal 2023, the top five third-party payors accounted for approximately 83.4% of our pharmacy sales. The largest third-party payor, Caremark, represented 33.4% of our pharmacy sales. The loss of a major third-party payor, or a significant change to their drug reimbursement rates could decrease our revenue and harm our business.

During fiscal 2023, Medicaid and related managed Medicaid payors sales were approximately 19.9% of our pharmacy sales, of which the largest single Medicaid payor was approximately 6.6% of our pharmacy sales. During fiscal 2023, approximately 38.8% of our pharmacy sales were to customers covered by Medicare Part D.

Through our Pharmacy Services Segment we provide innovative pharmaceutical solutions for our clients which are primarily employers, insurance companies, unions, government employee groups, health plans, managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States.

During fiscal 2023, Medicare Part D payor revenue was approximately 62.7% of our Pharmacy Services Segment revenue, of which the largest Medicare Part D payer was approximately 43.1% of our Pharmacy Services Segment revenue. During fiscal 2023, approximately 29.9% of our Pharmacy Services Segment revenue was to customers covered by commercial payors. During fiscal 2023, approximately 6.2% of our Pharmacy Services Segment revenue was to customers covered by Medicaid payors.

Competition

The retail drugstore and PBM industries are highly competitive. Some of our competitors are larger, better capitalized, have access to greater financial and other resources, are diversified through other industries and have an international presence. Additionally, some of our competitors are vertically integrated, allowing them to leverage healthcare, health plan, and PBM operations together with their retail pharmacy footprint. Increasingly, these competitors are expanding in our existing markets. Greater competition exerts pressure on our pricing and promotional models and may force us to modify or reduce our prices.

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

Our PBM company competes with other pharmacy benefit managers, such as Caremark, Express Scripts, OptumRx and mid-market PBMs. We will increasingly compete on the basis of our PBM service offerings flexibility, clinical offerings, network management, Rite Aid as an anchor (in Rite Aid markets), omni-channel consumer engagement and the strength of client facing teams.

We believe continued consolidation in the healthcare industry, and the aggressive pricing on front-end products by supermarkets and mass merchandisers and other PBM service providers will further increase competitive pressures in our industries.

Marketing and Advertising

In fiscal 2023, we advanced efforts to provide a seamlessly connected omni-channel customer experience. We continued to take a holistic approach to managing our media mix while shifting towards a digital-centric strategy. Marketing and advertising expense was approximately $133.4 million. This spend encompasses digital marketing to support pharmacy and front-end sales, the Rite Aid Rewards loyalty program and customer relationship marketing, in-store communication, weekly circular (print and digital) and promotions, as well as marketing campaign support including television, online video, addressable video, out of home, radio, and targeted direct mail. During fiscal 2023, our marketing activities were primarily focused on the following:

●	Driving the awareness of COVID-19 vaccination and testing, as well as flu and ancillary immunizations.
●	Continuing to drive the awareness of the Rite Aid brand through in-store, digital, broadcast, and print media. This was a significant portion of our marketing spend, and we continue to reinforce the new brand proposition into fiscal 2024.
●	Supporting the launch of new items and brands as part of our merchandising refresh, including the support of new own brand items.
●	Continued optimization of print media to drive marketing spend into more efficient and effective digital channels. We executed a multi-phase test and control program to determine where print advertising was less productive than digital spend, and adjusted marketing investment by channel throughout the year based on these learnings. On December 31, 2022, we stopped printing a weekly circular and migrated 100% to digital.
●	Continued weekly promotional marketing as an important component of our traffic driving efforts, as we focused on promotions of items and categories that were most relevant to our customers. Support was available for all categories including health, beauty, and owned brands as examples.
●	Launched our new Rite Aid Rewards loyalty program as a component of our customer value proposition.
●	Engaged with consumers directly through social media channels while also building content with key influencers helping to drive traffic and further build our brand.
●	Supporting market-specific initiatives and individual store programs such as grand openings for new and remodeled stores, script file acquisitions, and store divestitures.
●	Focused efforts on our omni-channel marketing initiatives including our Rite Aid mobile app, our riteaid.com website and ecommerce.
●	Supporting programs focused on convenience such as buy online and pickup in store, third-party ecommerce, and first party ecommerce.

Human Capital

Overview

Rite Aid is a healthcare company with a retail footprint operating in communities nationwide, supporting the health of millions of customers through various business lines. Our mission is to connect everyday care, drive down healthcare costs, and promote whole health for life. At the heart of fulfilling this mission are our associates.

We consider our associates vital to our business transformation. To achieve growth and transformation, we prioritize investing in our associates by providing professional growth opportunities, caring for their well-being and families, promoting diversity and inclusivity, and encouraging them to be ambassadors of whole health in their communities.

As of March 4, 2023, we employed over 47,000 associates across the United States, including Puerto Rico.

Communication and Engagement

Our associates are integral to the success of our business, and we are committed to ensuring they feel heard and valued. That is why we take a multifaceted approach to engagement, utilizing formal surveys, town halls, focus groups, and listening sessions to gather critical feedback and better understand their perspectives. Over the past three years, we have seen an impressive 70% participation rate in our surveys, which provide invaluable insights into topics such as career development, well-being, compensation, recognition, leadership, and communication effectiveness. Additionally, we leverage this feedback to identify specific opportunities for improving our diversity and inclusion efforts, ensuring that all voices are heard and valued in our organization.

Training and Development

At Rite Aid, we recognize that our talent is our most valuable asset, and we are committed to cultivating and developing it to ensure our continued success as a leader in the industry. We strive to foster a high-performance culture that prioritizes talent development, offering comprehensive programs that cover essential skills such as leadership, safety, compliance, and more, all of which are critical to running our business effectively.

As part of our ongoing efforts, we have recently implemented a multi-year project that establishes a competency framework for selecting and developing our associates. Using success profiles, we have identified the necessary critical skills at all levels of our organization. To support the development of these competencies, we introduced ‘Ready. Set. Grow!’, the foundation for how we hire talent into Rite Aid, a means to improve performance and associate engagement, and a way to build a new generation of Rite Aid leaders.

In addition to these initiatives, we provide our associates with discounted tuition and reimbursement programs for pursuing degrees at select colleges or universities. Furthermore, we offer loan repayment assistance for pharmacy graduate interns, as well as an accredited pharmacy technician certification program. We are proud to be certified as an Accredited Provider of Continuing Pharmacy Education (ACEP), which allows us to offer courses that count toward the CE licensing requirements of our pharmacists. Both programs allow us to develop our pharmacy associates to meet the demands of our business.

Our ultimate goal is to cultivate leaders at all levels of our organization and provide our associates with the resources and opportunities they need to develop and grow the skills necessary to achieve their personal and professional goals. By investing in our talent, we are confident that we can support Rite Aid’s future growth and success.

Diversity, Equity and Inclusion

We are continuing to build momentum with Diversity, Equity & Inclusion (“DEI”) at Rite Aid and we are seeing notable progress that is adding value to our business. Our multi-year strategy is gaining traction with new programs and initiatives launched in 2023 such as leadership development programs specifically to advance diverse talent. We are discovering and addressing the unique needs of our workforce, and we are empowering our people to perform like never before.

In fact, we are taking an innovative approach to our DEI strategy to have greater DEI outcomes, and we are driving it through the Associate Experience. The VP of DEI role was expanded to include Associate Experience, enabling a more holistic and intentional approach. It includes the total associate work experience from onboarding to exit, impacting all the talent processes with a particular focus on retention and talent attraction efforts, which will enable us to better fulfill our business strategic initiatives and operational priorities. Part of this work is a refresh of Associate Value Proposition, which defines and supports our cultural shift. Although we are early in this new approach, the potential impact is exciting.

As of December 31, 2022, 68% of associates self-reported as female. In addition, associates reported their race/ethnicity as: White 55%; Hispanic 15%; Black 13%; Asian 12%; and Other 5%.

Total Rewards and Recognition

Our associates are crucial to our business success, and we provide comprehensive compensation, benefits, and recognition programs to ensure their well-being and satisfaction. Our offerings include annual bonuses, 401(k) plans, healthcare benefits, paid time off, and associate assistance programs, among others.

At Rite Aid, we understand the importance of recognizing our associates and celebrating their exceptional contributions. That is why we use our recognition platform as a leadership tool that rewards exemplary behaviors in line with our core values of Hustle with Humility, Earn Trust and Keep It, and Get There Together. Not only does this recognition program foster a culture of appreciation and positivity, but it also creates a sense of community among our workforce, where everyone feels valued and supported.

In today’s fiercely competitive job market, attracting and retaining top talent is crucial to our success. To stand out from the crowd, we offer a range of enticing benefits and attractive salaries. To differentiate ourselves, we have also extended our unlimited paid time off plan to many corporate and field leadership roles. For particularly challenging areas, like our pharmacy positions, we sweeten the deal with sign-on bonuses, retention bonuses, and pay adjustments to ensure we are able to attract and keep the best talent in this tight labor market.

Research and Development

We do not make significant expenditures for research and development.

Licenses, Trademarks and Patents

The Rite Aid name is our most significant trademark and the most important factor in marketing our stores and private brand products. Additionally, we utilize important tradenames for our Elixir operations and Bartell. We hold licenses to sell beer, wine and liquor, cigarettes and lottery tickets. As part of our strategic alliance with GNC, we have a license to operate GNC “stores-within-Rite Aid-stores.” We also hold licenses to operate our pharmacies and our distribution facilities. Through our 100% owned subsidiary Elixir, we hold a license to conduct Medicare Part D business with CMS.

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

Regulation

Our business is subject to federal, state and local laws, regulations, and administrative practices concerning the provision of and payment for health care services, including, without limitation: federal, state and local licensure and registration requirements concerning the operation of pharmacies and the practice of pharmacy; Medicare, Medicaid and other publicly financed health benefit plan regulations prohibiting kickbacks, beneficiary inducement and the submission of false claims; the ACA; regulations of the U.S. Food and Drug Administration (“FDA”), the U.S. Consumer Product Safety Commission (“CPSC”), the U.S. Federal Trade Commission (“FTC”), the U.S. Drug Enforcement Administration

(“DEA”), including regulations governing the purchase, sale, storing and dispensing of controlled substances, listed chemicals, and other products, as well as regulations promulgated by state and other federal agencies, including state boards of pharmacy and medicine, concerning automated outbound contacts such as phone calls, text messages and emails and the sale, advertisement and promotion of the products we sell, including nicotine products, drugs, medical devices, and alcoholic beverages. We are also subject to laws governing our relationship with our associates, including health and safety, minimum wage requirements, overtime, sick leave, working conditions, equal employment opportunity and unionizing efforts.

The legal environment affecting our business will continue to become more complex as new legal requirements and rules are introduced and existing laws are modified. Such legal changes could also create areas of uncertainty and require that we make material changes in our business operations and practices. Finally, any real or alleged noncompliance with these laws could materially and adversely impact our business and financial condition.

Implications of the End of the Public Health Emergency and PREP Act Developments

The Public Health Emergency (“PHE”) and Public Readiness and Emergency Preparedness (“PREP Act”) resulted in the relaxation of a number of regulatory requirements otherwise imposed on our retail pharmacy business and our pharmacists, however the PHE is due to expire on May 11, 2023, and various PREP Act provisions are set to terminate, as well. The transition away from relaxed regulatory requirements could curtail access to vaccines (including COVID boosters, treatments, and tests). Moreover, given that some laws, regulations, and directives are tied to the existence of a PHE, there is uncertainty regarding the financial and operational impacts connected to the end of the PHE. Such impacts could be material and adverse or could require substantial and permanent changes in our operations.

Along with the PREP Act, Department of Health and Human Services (“HHS”) Secretary’s declaration under the PREP Act (the “PREP Act declaration”) is also set to expire in the near future. The PREP Act declaration limits legal liability for losses relating to the manufacture, testing, development, distribution, administration, and use of medical “countermeasures” against chemical, biological, radiological, and nuclear agents of terrorism, epidemics, and pandemics. The liability protections extend to any claims for loss in state court except for those alleging willful misconduct. Liability protections for some countermeasures extend through the final day of a “Declaration of Emergency,” or October 1, 2024, whichever occurs first (a “Declaration of Emergency” can be those issued by federal, state, or local authorities, as well as the HHS Secretary’s declaration for a PHE). Liability protections for other countermeasures last through October 1, 2024, regardless of whether a “Declaration of Emergency” is no longer in effect. The impending expiration date of liability protections has far-reaching implications for our testing and vaccination programs set up at our stores during the COVID-19 pandemic. For instance, the operation of such programs relied on the PREP Act declaration’s authorization to permit pharmacists to order and administer, and pharmacy technicians and pharmacy interns to administer certain tests and vaccines related to the COVID-19 pandemic response. The expiration of these authorities could undermine our testing and vaccination programs, significantly impacting the revenue generated thereunder.

Aside from the applicable expiration dates, we may become increasingly subject to state claims based on recent litigation on the scope of preemption under the PREP Act. While liability protections extend to any claims for loss in state court, litigants have nonetheless filed hundreds of cases in state courts related to COVID-19, many on claims of negligence, wrongful death, or other state-based claims against entities that have engaged in the COVID-19 response efforts. The scope of preemption is the subject of litigation in the Third, Fifth, Seventh, and Ninth Circuits, which have all ruled that the PREP Act does not completely preempt state law claims.

The Inflation Reduction Act

The Inflation Reduction Act (“IRA”), enacted in August 2022, made significant changes to the regulation of pricing and reimbursement for prescription drugs in the Medicare Part D program. In doing so, the IRA expanded the scope of government regulation over our Medicare Part D Prescription Drug Plan (“PDP”) business and PBM business. Beginning in 2023, the IRA requires manufacturers to pay rebates to the federal government if prices to Medicare increase above inflation. Beginning in 2026, the HHS Secretary will negotiate pricing for the 10 top-spend outpatient drugs in Part D and then will increase the number of drugs negotiated yearly. Medicare Part B drugs will be included in

CMS negotiations by 2028. In order to negotiate, CMS will set a “maximum fair price” for these drugs. CMS is already implementing aspects of the IRA to effectuate negotiations.

Beginning in 2025, the IRA redesigns the Part D benefit to cap out-of-pocket costs for Part D beneficiaries at $2,000. The IRA also eliminates the Part D coverage gap, meaning patients will enter the catastrophic phase after meeting the $2,000 threshold. These changes eliminate beneficiary cost sharing in the catastrophic phase and then place greater responsibility for costs in that phase on plans and manufacturers as opposed to the government. To the extent plans shoulder this burden, our Part D plan business may experience increased costs with a negative impact on profits.

While the full impact of the IRA is yet to be determined, the law is likely to result in significant changes to every element of the prescription drug chain. The IRA’s redesign of the Part D benefit could result in a shift of Part D costs on to our Part D plan. The change could also result in more financial risk to our PBM business by changing negotiations strategies, and separately could result in limitations on pharmacy reimbursement for our Retail Pharmacy Segment. Further, the IRA’s provisions that permit the federal government to negotiate the price of Part D drugs could impact negotiation strategies and risk considerations for our Part D plan, PBM, and pharmacy segments. Finally, various provisions of the IRA could have a spillover effect in the commercial market, negatively impacting our PBM and pharmacy segments in the commercial market.

Finally, the IRA delays until 2032 implementation of HHS final rule issued in November 2020, which would modify the Anti-Kickback Statute (“AKS”) safe harbor for discounts to exclude certain price or other remuneration from a manufacturer to plans and PBMs from safe harbor protection, while creating new protections for point-of-sale reductions in price and for certain PBM fees.

ERISA Regulation and Preemption

Our PBM business provides prescription drug administrative services for various employer and union-sponsored health plans, in accordance with plan designs adopted by the plan sponsors. We must comply with the Federal Employee Retirement Income Security Act of 1974 (“ERISA”) as well as implementing regulations issued by the U.S. Department of Labor (“DOL) comprehensively regulating certain employee benefit plans that contract with us to provide PBM services as well as those plans’ service providers. In some cases, our PBM business may contract with a plan sponsor to assume specific limited ERISA fiduciary responsibilities, such as administration of initial appeals of prescription drug benefit claims. The Company may be subject to direct civil and/or criminal liability under ERISA and DOL regulations for any illegal remuneration provided to or received from plan sponsors.

ERISA generally preempts state and local laws that relate to employee benefit plans, including their service providers like PBMs, but that preemption has been a frequent subject of litigation. The Federal Circuit Courts are taking an increasingly narrower view of ERISA preemption of state laws applicable to plans and PBMs following a 2020 U.S. Supreme Court decision, Rutledge v. PCMA (“Rutledge”), rejecting ERISA preemption of and upholding an Arkansas law designed to restrict the ability of PBMs to impose certain financial and operational parameters on network pharmacies. In alignment with Rutledge, a federal district court upheld Oklahoma’s “Patient’s Right to Pharmacy Choice Act” against an ERISA preemption challenge. Further, in 2022, the Eighth Circuit held that ERISA did not preempt a set of North Dakota laws including provisions limiting fees and co-payments PBMs may impose.

Relying on Rutledge, the majority of state legislatures have introduced and/or enacted more stringent PBM regulations, including regulations restricting mail-order delivery, limiting restricted networks, regulating pharmacy reimbursements, and encouraging ERISA-regulated employer plans to voluntarily become subject to state regulations on “fair pricing” rather than submit to the DOL oversight. To the extent that future cases further limit ERISA’s preemptive scope, in the commercial market, as well as in limiting Federal authority under the similar preemption provision contained in Medicare Part D, our PBM business will be increasingly subject to state-imposed legal requirements and corresponding compliance costs.

PBM Laws and Regulations

Many states have implemented or are considering laws and regulations designed to more stringently regulate PBM activities, which may impact our ability to standardize its products for inter-state customers, thereby raising the cost of doing business. Those laws and regulations include various licensing and registration requirements for PBMs, certain restrictions on pharmacy audits, transparency mandates, such as disclosure of data to third parties, drug utilization management practices, and restrictions on PBM pharmacy network design and dispensing channels. Some states have also passed legislation to create a reimbursement benchmark mandate, plus a set dispensing fee, for in-network pharmacies.

An increasing number of states are regulating Maximum Allowable Cost reimbursement (“MAC”), which may be employed by PBMs to determine the reimbursement for dispensed generic pharmaceuticals and encourage plans to purchase generics at the lowest possible costs. State MAC laws are frequently designed to regulate MAC pricing methodologies, price transparency, the types of drugs subject to MAC pricing, and pricing appeals by pharmacies. These more stringent regulations are the result of Rutledge, which allowed states greater latitude to enact and enforce MAC laws. Additional restrictions on the ability of PBMs to impose MAC pricing parameters are likely, as is more comprehensive regulation of MAC pricing by the states. As a result, our PBM may be subject to regulatory limitations on its ability to set favorable drug reimbursement rates.

In addition, various quasi-regulatory organizations and credentialing organizations have issued (or may propose) model standards or other requirements concerning PBMs, specialty pharmacies, or health plans. While these standards or requirements may not have the force of law, the resulting pressure to comply, in whole or in part, may be a significant cost for our PBM. Examples include the National Association of Boards of Pharmacy, the National Association of Insurance Commissioners (“NAIC”), the National Committee for Quality Assurance (“NCQA”), and the Utilization Review Accreditation Commission (“URAC”), among others. Cumulatively, these efforts could restrict PBMs’ leeway to manage costs and lead to greater inconsistency among standards and laws, thereby increasing PBM compliance burdens.

PBMs are also subject to various federal and state fraud, waste, and abuse laws, including the Federal False Claims Act (“FCA”), the AKS, and state false claims act and anti-kickback laws. Failure to comply with any of these laws could result in financial penalties and/or civil or criminal sanctions.

Health Care Fraud and Abuse Laws

Because we submit claims and other information to Medicare, Medicaid, and other government-sponsored health care programs, the Company is subject to various health care fraud and abuse laws, including the FCA and AKS, of which many states have similar state counterparts, as well as the federal Physician Self-Referral Law, and the beneficiary inducement provision of the Civil Monetary Penalties Law. Violations of these laws can result in various forms of sanctions, including civil and criminal fines, treble damages, imprisonment, and exclusion from participation in government-sponsored health care programs. FCA lawsuits can be initiated by the government or by individual whistleblowers who pursue qui tam actions on behalf of the government. In order to participate in government health care programs and mitigate our risks under the health care fraud and abuse laws, the Company maintains a compliance program. The HHS has the authority to monitor our operations and compliance efforts through audits and investigations, and non-compliance can result in the imposition of significant civil and criminal penalties and exclusion from future participation in government health care programs.

Medicare Laws and Regulations

We participate in the federal government’s Medicare Part D program as a stand-alone PDP through our Elixir Insurance subsidiary, and our PBM business contracts to provide drug benefit administration services for other Medicare plans. Accordingly, we are subject to federal, state, and local regulations, including rules, guidance, memoranda, and updates published by CMS. This includes the governance set forth by the Medicare Part D program, which makes prescription drug coverage available to eligible Medicare beneficiaries through private insurers. This program regulates the provision of Medicare outpatient prescription drug coverage, including enrollment, formularies, pharmacy networks, marketing, and claims processing. Some Medicare regulations, including those governing pharmacy network, benefit designs, and product pricing, have been and may continue to be modified.

Even though the Social Security Act generally preempts state and local laws that relate to Medicare Part D, (including service providers like PBMs) states are increasing their regulatory authority over the Part D program, especially following a 2021 Eighth Circuit Court of Appeals decision, which held that a North Dakota state law could regulate certain aspects of PBMs’ participation in Medicare Part D, more particularly their relationship to their network pharmacies. A number of state attorneys general have argued in court cases that their mandate to protect consumers allows them to impose additional state regulation on those PBM/pharmacy relationships, especially network-adequacy regulations and pharmacy participation requirements.

Along with increasing state regulation over the Part D program, CMS could decrease Medicare reimbursement or increase fees imposed upon PDPs. Among other things, PDPs could be required to pay MLR rebates for failure to meet minimum MLRs in a given year and repeated failure to meet such minimum annual thresholds can serve as a basis for program termination by CMS. Because our Medicare plan clients are subject to these same regulations, if they are negatively impacted by legal non-compliance or unexpected reimbursement cuts, they could seek to terminate or renegotiate contractual arrangements with our Company.

CMS assesses the quality of PDPs through star ratings, which may impact beneficiary enrollment numbers and sustained negative star ratings can result in plan termination. PDPs that fail or are unable to achieve or maintain star ratings can be terminated from Medicare.

Medicare sequestration cuts reduce federal funding to Medicare Part D plans. The Consolidated Appropriations Act, 2023 (P.L. 117-328) (the "CAA") included changes to the Medicare payment program and sequestration requirements. Specifically, the CAA extended the sequestration under the Budget Control Act of 2011 of two percent of Medicare spending to 2032 (originally set to expire at the end of 2031). Additionally, the American Rescue Plan Act of 2021 triggered a four percent Medicare sequester, but Congress has delayed those cuts to January 1, 2023, and further waived implementation of the sequestration for 2023 and 2024. To the extent that Congress allows the sequestration cuts to take effect, government funding to Medicare Advantage and Part D Plans will be reduced, which in turn, may decrease revenue to our PBM business.

Medicare Enrollment Growth

In recent years, growth in Part D plan enrollment has been driven largely by growth in enrollment in Medicare Advantage and other Medicare managed plans that included Part D, while enrollment in stand-alone Part D plans has decreased over time and is expected to continue to do so. However, growth in Medicare Advantage enrollment slowed for calendar year 2023 as compared to previous years, growing by 1.5 million enrollees as compared to growth of 2.2 million and 2.3 million beneficiaries, for calendar years 2021 and 2022, respectively. Any further reduction in enrollment in stand-alone Part D plans or increased enrollment in Medicare Advantage or other Medicare managed care plans that offer Part D benefits may adversely affect our stand-alone Part D plan business.

Limitations on marketing may also have a negative impact on enrollment in our stand-alone Part D plan. CMS recently finalized several new restrictive requirements as to marketing by Medicare Advantage and Part D plan sponsors that will likely interfere with plan advertising and will further impact beneficiary interest in available plan options.

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

The DEA has issued waivers of certain of its requirements regarding the prescribing, dispensing and distribution of controlled substances during the COVID-19 public health emergency. The end of the public health emergency and rescission of those waivers may have an impact on our customer base and may translate to a reduction in revenue for our pharmacy business. The U.S. Supreme Court’s decision in Dobbs v. Jackson Women’s Health Organization has resulted in various states adopting more restrictions around the dispensing of certain reproductive healthcare medications and we are or may become subject to those restrictions. We face both significant burden and risk in attempting to satisfy often conflicting laws governing the dispensing of these medications.

Governmental agencies with regulatory authority to audit and/or investigate our Company’s operations in this area include, but are not limited to CMS, DEA, Department of Justice (“DOJ”), FDA, state pharmacy boards, state nursing boards, state-controlled substance regulators, and the state attorneys general. These agencies are authorized to impose criminal, civil, and administrative sanctions for failure to comply with these laws and regulations. A failure to comply with federal and/or state laws regarding the distribution or dispensing of products in violation of these laws may result in state enforcement actions, including, under an individual state false claims act. Our pharmacists who administer COVID-19 vaccines may receive immunity under the PREP Act (42 U.S.C. § 247d-6d) with respect to all claims for loss caused by, arising out of, relating to, or resulting from, the administration or use of FDA-authorized COVID-19 tests; however, such immunity does not extend to willful misconduct that results in serious injury or death.

HIPAA, Privacy, and Security Laws

Our business is also subject to patient and consumer privacy obligations. We are subject to the requirements imposed by the Health Insurance Portability and Accountability Act (“HIPAA”), as modified by the American Recovery and Reinvestment Act of 2009, including the Health Information Technology for Economic and Clinical Health Act. As a HIPAA covered entity, we are required to implement privacy standards, train our associates on the permitted uses and disclosures of protected health information (“PHI”), report breaches of PHI, provide a notice of privacy practices to our pharmacy customers and permit pharmacy customers to access and amend their records and receive an accounting of disclosures of PHI. We are also subject to regulations governing the receipt of remuneration in exchange for PHI and are subject to audit for HIPAA compliance. Failure to satisfy HIPAA standards may result in civil and criminal penalties. Corresponding state health privacy laws also apply to our business to the extent they are more stringent than HIPAA and require additional obligations that may vary by state. These federal and state laws may change and require additional efforts.

Data Protection and Cybersecurity Laws

Our business is subject to federal and state privacy and data security laws, with respect to our receipt, use and disclosure by us of personally identifiable information (“PII”), which laws require us to provide appropriate privacy and security safeguards for such information. The Cybersecurity Information Sharing Act of 2015 invites business entities to share cyber threat indicators with the federal government and directs HHS to create a set of voluntary cybersecurity best practices for health care entities. In addition, we are subject to the California Consumer Privacy Act (“CCPA”), which established numerous consumer rights including rights of access and deletion of consumer’s data upon request. The approved California Privacy Rights Act with a January 1, 2023 compliance deadline amends and expands the CCPA. Virginia, Colorado, Utah, Connecticut, and Iowa have enacted similar laws to provide for consumer privacy rights and protections. Other states are considering similar laws that would give consumers increased protection and control over their personal data. Other states have more limited protections for consumer data. In addition, certain states have data protection laws that provide for the protection of biometric data of individuals. The scope and reach of these biometric laws vary by state and may continue to change. Courts also may adopt the standards for fair information practices promulgated by the FTC that concern consumer notice, choice, security, and access. Likewise, a number of states that have passed data safeguard legislation, most notably New York’s Stop Hacks and Improve Electronic Data Security Act, that requires any person or business owning or licensing computerized data that includes the private information of a resident of New York to implement and maintain reasonable safeguards to protect the security, confidentiality, and integrity of the private information. We are also subject to the Payment Card Industry Data Security Standard promulgated by the payment card industry in connection with handling credit card data. This standard contains requirements devised to aid entities that process, store or transmit credit card information to maintain a secure environment.

Our business faces a significant compliance burden in seeking to satisfy federal as well as multiple and sometimes inconsistent state laws regarding privacy and data security. Some of these new laws or regulatory requirements may require us to expend resources to satisfy new obligations. We further anticipate the introduction of new state data security laws that could increase our compliance burdens or negatively impact our future business plans and operations. Additionally, many of the public health insurance exchanges governed by the ACA impose their own privacy and security standards. Given that these standards may impact downstream entities, such as PBMs, they may impose additional compliance burdens for our business.

Consumer Protection Laws

In addition to the protection of personal data, our business is required to comply with other federal and state consumer protection laws. Applicable federal laws include the Federal Trade Commission Act, the Federal Postal Service Act, and the Consumer Product Safety Act. Our retail pharmacies and clinics are also subject to federal and state laws regarding the accessibility of goods and services to people with disabilities. Moreover, our website operations and electronic marketing and customer communications must be employed in compliance with certain consumer protection requirements. Under these laws, regulated entities may be subject to legal action and government investigations in regard to a wide array of customer-facing matters, including product pricing and expiration, disability access, and member loyalty and other financial incentive programs. In addition, entities could be subject to private litigation, brought under a variety of federal and state statutes, challenging the use of information tracking or gathering technologies that may have been deployed on websites or other digital assets.

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

The Patient Protection and Affordable Care Act

Pursuant to the ACA, the Company’s PBM and PDP businesses, and its health plan clients, have been subjected to greater government oversight and regulation, including in relation to minimum MLR requirements, benefit plan design mandates, and group rating and pricing practices. Parts of the ACA continue to change over time through federal and state regulatory policy actions and related litigation. Possibilities remain for future litigation challenging parts of the ACA and/or potential legislation to modify or expand the ACA in the future.

The IRA extends the American Rescue Plan Act ACA marketplace premium subsidies to 2025. This will translate into lower payments for people who were already eligible for subsidies and extend subsidy eligibility to middle-income people by removing the upper income limit on subsidies.

Additionally, due to inflation and higher health spending, monthly premiums for ACA insurance plans have increased an average of 3.4% from 2022 to 2023. This could lead to more uninsured Americans, if premiums are too high. Higher premiums also reflect a higher cost of care, which could mean lower reimbursement to providers. However, other regulatory changes to the ACA marketplace allow those who fell behind in premium payments in 2022 to still enroll in an ACA plan in 2023. Additional enrollment assistance will also be available within the marketplace.

As a result, there is significant uncertainty regarding the ACA, potential future changes to the ACA and their ongoing impacts.

340B Drug Pricing Program

Under the 340B Drug Pricing Program, which is overseen by HHS and the Health Resources and Services Administration, drug manufacturers are required to sell outpatient prescription drugs to certain safety net covered entities at discount prices. Drugs covered under the 340B Program may be dispensed by the covered entity or through contract pharmacies. In recent years, there has been litigation and enforcement actions regarding the dispensing of program drugs by contract pharmacies and the payment of mandatory 340B Program drug discounts by drug manufacturers. For example, on January 30, 2023, the Third Circuit ruled that manufacturers have no obligation to provide 340B drug pricing to an unlimited number of contract pharmacies and that the government overstepped in trying to enforce such a requirement. While there are other cases pending on this matter, the effect of this opinion could be the beginning of more aggressive efforts from manufacturers to limit arrangements with entities that do business with contract pharmacies in 340B, such as our retail locations. Additionally, while 340B is a federal program, several states have introduced or enacted anti-discrimination legislation that prohibits plans or PBMs from placing limitations on covered entities that utilize contract pharmacies, with at least one law in Arkansas as the subject of litigation. To the extent litigation and/or enforcement actions could restrict the scope of the 340B Program or contract pharmacy arrangements, our Company’s participation in the program could be significantly impacted. Congressional action with respect to the program might also have an impact.

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

Pharmacy Network, Audit, and Plan Design Legislation

Medicare Part D and many states have implemented “any willing provider” laws and related legal provisions that regulate the ability of drug benefit plans and PBMs to utilize limited pharmacy networks. In addition, an increasing number of states have imposed conditions restricting or modifying the ability of health plans and PBMs to audit pharmacies and recover overpayments. Finally, CMS and the various states may regulate the design and structure of prescription drug formularies with regard to Medicare Part D and ACA-regulated plans. Some of these regulations may limit the ability of PBMs and health plans to impose formulary conditions or restrictions, such as co-payment differentials and drug tiering designs, which may be used to manage drug benefits and promote cost-efficient utilization. These laws can significantly affect the ability of PBMs to develop and enforce pharmacy networks, formularies, and other plan design features to manage costs and to effectively conduct audits aimed at recovering overpayments for our health plan clients. Additionally, an increasing number of states have passed legislation limiting the ability of PBMs and health insurers to provide special benefit structures for use with affiliated pharmacies. Such limitations could hinder the ability of our PBM to generate greater savings for insurer clients.

Antitrust and Unfair Competition Laws

The Company falls under the oversight of the FTC and state regulatory authorities that are charged with investigating and enforcing laws relating to unfair and deceptive trade practices and “unfair methods of competition.” Some government investigations and prosecutions have focused on competitive and trade practices employed by PBMs with regard to vertical integration, rebates, drug pricing, and pharmacy reimbursement practices, as well as various other business practices of PBMs and retail pharmacies. The FTC is in the process of a study announced in June 2022 of PBMs’ business practices, including fees paid to pharmacies, steering of patients to affiliated pharmacies, reimbursement methods, and the role of rebates and fees to manufacturers. The agency’s probe, launched under Sec 6(b) of the Federal Trade Commission Act, might also include possible rulemaking or issuance of an administrative complaint against PBMs. In addition, Congress has been active in probing PBMs’ role in determining the coverage and cost of prescription drugs, including a hearing by the Senate Commerce Committee and the House Committee on Oversight and Accountability; legislation has been introduced in Congress seeking to enhance transparency in PBM practices.

In addition, the federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. Antitrust enforcement in the healthcare sector is currently a priority of the DOJ and the FTC. Violations of federal or state antitrust and unfair trade practices laws and regulations could result in substantial statutory penalties and other sanctions, as well as potential liability in private civil litigation.

FDA Regulation

The Company’s business operations include, among other things, the distribution and dispensing of prescription drugs, the sale of over-the-counter medications, including homeopathic drugs, and products, the private labeling of certain drug products and medical devices, and the sale of prepared food, all of which are regulated in whole or in part by the FDA. The FDA is authorized to impose various forms of sanction, including financial penalties, for failure to comply with regulations governing matters within its oversight. The FDA has historically exercised enforcement discretion regarding the marketing of certain homeopathic drugs without FDA approval and has indicated a willingness to continue to do so. However, a change in the FDA’s enforcement posture could impact the Company’s product portfolio. A failure to comply with the FDA’s laws may result in enforcement or other legal action under state consumer protection laws.

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

Among other actions, the Company maintains a comprehensive security program designed to protect the security, confidentiality, and integrity of personal information collected from or about our consumers. Compliance with these consent orders requires regular assessments and reports and our compliance activities may occasionally be subject to audit or inspection. Any failure to abide by the terms of these consent orders could result in civil, criminal, or administrative remedies or penalties which could include financial payment obligations and additional consent order obligations among other relief.

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

Our corporate governance information and materials, including our Certificate of Incorporation, Bylaws, Corporate Governance Guidelines, the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee, our Code of Ethics for the Chief Executive Officer and Senior Financial Officers, our Code of Ethics and Business Conduct and our Related Person Transaction Policy are posted on the corporate governance section of our website at www.riteaid.com and are available in print upon request to Rite Aid Corporation, PO Box 3165, Harrisburg, Pennsylvania 17105, Attention: Corporate Secretary. Our Board of Directors will regularly review corporate governance developments and modify these materials and practices as warranted.

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

Item 1A.   Risk Factors

Factors Affecting our Future Prospects

Set forth below is a description of certain risk factors which we believe may be relevant to an understanding of us and our business. Security holders are cautioned that these and other factors may affect future performance and cause actual results to differ from those which may be anticipated, and such differences may be material. Additionally, the continuing impact of COVID-19 could further exacerbate many of the risks described below or described elsewhere herein. See the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”

Summary

The following is a summary of the principal risks we face:

Risks Related to our Financial Condition

●	Widespread health developments, including the lingering global COVID-19 pandemic and the end of the associated public health emergency and other pandemic-related measures, could materially and adversely affect our business, financial condition and results of operations.
●	We are highly leveraged. Our substantial indebtedness and limited cash flow could adversely affect our ability to service debt or obtain additional financing if necessary. Additionally, the capital markets have experienced a high degree of volatility, which could make it difficult to obtain new financing or refinancing existing indebtedness.
●	Borrowings under our senior secured credit facilities are based upon variable rates of interest.
●	The covenants in the instruments that govern our current indebtedness may limit our operating and financial flexibility.

Risks Related to our Operations

●	We need to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot effectively implement our business strategy or if our strategy is negatively affected by worsening economic conditions.
●	We purchase all of our brand and generic drugs from a single wholesaler. A disruption in this relationship may have a negative effect on us.
●	Inflation could adversely impact our financial condition and results of operations.
●	We recently implemented a performance acceleration program, which we cannot guarantee will achieve its intended result.
●	Our ability to attract and motivate talented employees is uncertain and poses financial risks.
●	Failure or significant disruption to our information technology systems/infrastructure or a cyber-security breach could adversely affect our operations.
●	We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

●	Our operating results are affected by the health of the economy in general and in the communities we serve.
●	Any failure to protect the security of personal information about our customers and associates, could result in significant business liability and reputational harm.
●	Any inability to keep existing store locations or open new locations in desirable places may have a negative impact on our operations.
●	A variety of business continuity hazards and risks could materially and adversely affect our and our vendors’ business operations and our quarterly results may fluctuate significantly.
●	Negative public perception of the industries in which we operate, or of our industries’ or our practices, can adversely affect our businesses, operating results, cash flows and prospects.
●	We may be unable to achieve our environmental, social and governance goals.

Risks Related to the Retail Pharmacy and PBM Industries in which we Operate

●	The markets in which we operate are very competitive and further increases in competition could adversely affect us.
●	New and emerging payment models for health care services reimbursement may hinder our retail pharmacies’ and PBMs’ ability to compete, and negatively impact our revenue.
●	A change in our pharmacy and payor mix could adversely affect our profit margins.
●	A sudden and material decrease in the number of Medicaid enrollees due to the “Medicaid Cliff” could have a sudden destabilizing impact on retail pharmacy revenue.
●	Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.
●	There are risks related to the availability, pricing, and safety profiles of the pharmacy drugs and products we purchase and sell.
●	Changes in third-party reimbursement levels for prescription drugs and changes in industry pricing benchmarks could reduce our margins and have a material adverse effect on our business.
●	A substantial portion of our pharmacy revenue is currently generated from a limited number of third-party payors, and, if there is a loss of, or significant change to prescription drug reimbursement rates by, a major third-party payor, our revenue will decrease and our business and prospects could be adversely impacted.
●	A substantial portion of our Pharmacy Services Segment revenue is currently generated from a limited number of customers, and, if there is a loss of a major customer, our revenue will decrease and our business and prospects could be adversely impacted.
●	We are, and in the future may become, involved in legal proceedings that may adversely affect our financial position and our pursuit of refinancing opportunities, as well as our reputation and brand.

●	We are subject to governmental regulations, procedures and requirements; our non-compliance or a significant legislative, regulatory, or public policy change could adversely affect our business, the results of our operations or our financial condition.
●	Government audits, investigations, and reviews could lead to liability and operational changes.
●	If our compliance or other systems and processes fail or are deemed inadequate, we may become subject to regulatory actions and/or litigation.
●	Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us.
●	We may be subject to significant liability should the consumption of any of our products cause injury, illness or death.
●	Risks of declining gross margins in the PBM industry could adversely impact our profitability, and could result in further impairment charges.
●	The possibility of PBM client loss and/or the failure to win new PBM business could impact our ability to secure new business.
●	Regulatory or business changes relating to our participation in Medicare Part D, the medical loss ratio for our Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D, may adversely impact our business and our financial results.
●	Failure to timely identify or effectively respond to changing consumer preferences and spending patterns, an inability to expand the products being purchased by our clients and customers, or the failure or inability to obtain or offer particular categories of products could negatively affect our relationship with our clients and customers and the demand for our products and services.
●	The impact of extreme events, natural disasters, and climate change could create unpredictability for our business operations.
●	The seasonal nature of our business causes fluctuations in operations.
●	Changes in laws governing labor, employers, and union organizing may increase our labor costs.

Risks Related to our Financial Condition

Widespread health developments, including the lingering global COVID-19 pandemic and the end of the associated public health emergency and other pandemic-related measures, could materially and adversely affect our business, financial condition and results of operations.

We continue to closely monitor lingering impacts relating to the COVID-19 pandemic. The approaching end of the public health emergency and the expiration of certain measures related to local, national and international responses to the pandemic could have uncertain impacts on the services that we offer to patients and our revenue stream and/or reimbursement.

The continuing nature and scope of COVID-19’s impacts to our business and operations, as well as the impact of the end of the public health emergency and other pandemic-related measures, will depend on a series of evolving factors and developments that are difficult to assess, predict, or control, which include, but are not limited to, the following:

●	additional outbreaks or spikes in the number of COVID-19 cases, future mutations or related variants of the virus, and the continuing efficacy and availability of vaccines;

●	the extent and duration of the effect on consumer confidence, economic well-being, spending, and drug utilization, customer demand, consumer behavior, buying patterns and shopping behaviors, including spending on discretionary categories, which often include higher margin products, and increased utilization of online sales channels after the COVID-19 pandemic;

●	the possible expiration, termination or reduction of governmental, business, or other measures implemented in response to the COVID-19 pandemic;

●	continuing impacts on our distribution channels and supply chain;

●	volatility or disruptions in the credit and financial markets;

●	increased cyber-security risks, including as a result of our associates, and employees of our business partners, vendors, suppliers and other third parties with which we do business, working remotely;

●	additional increased costs associated with operating during the COVID-19 pandemic;

●	evolving macroeconomic factors, including general economic uncertainty, product costs, unemployment rates, and recessionary and inflationary pressures;

●	economic activity as the COVID-19 pandemic subsides, which may vary materially over time and among the different regions and markets we serve;

●	the long-term impact of the COVID-19 pandemic on the global economy, trade relations, consumer behavior, our industry, our business operations, and the political environment; and

●	relaxation or lifting of government mandates and restrictions related to COVID-19, such as the mask mandate.

The above factors and risks, among others, are difficult to predict and could result in material adverse impacts to our business, operations, cash flows, and financial condition. In addition, it is difficult to predict the potentially adverse impacts that COVID-19 and the end of the public health emergency could continue to have on our customers, suppliers, vendors, and other business partners, which, in turn could materially and adversely impact our business. Additionally, the impact of COVID-19 and the end of the public health emergency could further exacerbate the impact of the other risk factors contained herein and the other reports the Company files with the SEC.

We are highly leveraged. Our substantial indebtedness and limited cash flow could adversely affect our ability to service debt or obtain additional financing if necessary. Additionally, the capital markets have experienced a high degree of volatility, which could make it difficult to obtain new financing or refinancing existing indebtedness.

We had, as of March 4, 2023, approximately $2.9 billion of outstanding indebtedness and stockholders’ deficit of $641.8 million. We also had additional borrowing capacity under our $2.85 billion senior secured asset-based revolving credit facility (the “Existing Senior Secured Revolving Credit Facility” or “revolver”) of $1,404.0 million, net of outstanding letters of credit of approximately $208.7 million.

Our high level of indebtedness and limited cash flow will continue to restrict our operations. Among other things, our indebtedness will:

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

Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our ability to maintain and improve our operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond our control, such as perceived reputation and ongoing litigation. In particular, in fiscal 2023, we were named as a defendant in numerous lawsuits relating to the distribution and dispensing of prescription opioids. Costs incurred in litigation can be substantial, regardless of the outcome, and could harm our reputation, even if we are successful. Although we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures through at least the next twelve months, the costs associated with these legal proceedings are impossible to estimate with certainty, could exceed any applicable insurance coverage, and could significantly impact such liquidity. See “Risks Related to the Retail Pharmacy and PBM Industries in which we Operate —We are, and in the future may become, involved in legal proceedings that may adversely affect our financial position and our pursuit of refinancing opportunities” and “Risks Related to our Operations— Negative public perception of the industries in which we operate, or of our industries’ or our practices, can adversely affect our businesses, our operating results, cash flows and prospects.”

If our operating results, cash flow or capital resources prove inadequate, or if interest rates rise significantly, we could face liquidity constraints. Additionally, we improved our leverage and liquidity position this past year by selling our rights in our calendar 2022 Medicare Part D final reconciliation payment. There can be no assurance that we will enter into a similar transaction for our calendar 2023 payment, or that if we do so, that the terms of such transaction will differ, and such differences could be material. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt, raise additional capital through short-term loans, selling or licensing intellectual property or seek additional equity capital, or need to change certain elements of our strategy, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debts or refinance our indebtedness could have a material adverse effect on us.

We are currently exploring several refinancing opportunities and will continue to explore various options in the pursuit thereof. However, many of our existing debt agreements contain provisions that could require us to obtain unanimous consent for specified amendments or changes, including those needed for certain refinancings, or to waive an event of default if we are unable to service our debt. A default on any of our debt obligations could trigger certain acceleration clauses, causing those and our other debt obligations to become due and payable. Upon an acceleration of any of our debt, we may not be able to make payments under our other debt agreements. While we continue to work through a number of refinancing alternatives to address our upcoming debt maturities, which are no earlier than July 2025, we make no assurance regarding the likelihood or exact timing of any refinancing or the terms thereof. See “The covenants in the instruments that govern our current indebtedness may limit our operating and financial flexibility.” Our failure to generate sufficient operating cash flow to pay our debts or refinance our indebtedness could have a material adverse effect on us.

Borrowings under our senior secured credit facilities are based upon variable rates of interest.

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

As a result of the cessation of LIBOR, we have amended certain of our credit agreements and facilities to replace LIBOR with SOFR as the applicable reference rate. In particular, borrowings under our senior secured credit agreement, dated as of December 20, 2018 (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, as further amended by the Second Amendment to Credit Agreement, dated as of August 20, 2021, and as further amended by the Third Amendment to Credit Agreement, dated as of December 1, 2022, the “Credit Agreement”), consisting of a $2,850.0 million senior secured asset-based revolving credit facility (“Existing Senior Secured Revolving Credit Facility” or “revolver”) and a $400.0 million “first-in, last out” senior secured term loan facility (“Existing Senior Secured Term Loan”) (collectively, the “Existing Facilities”) bear interest at a rate that varies depending on SOFR. If SOFR rises (including as a result of recent actions by the U.S. Federal Reserve), the interest rates on borrowings under our Existing Facilities will increase. Therefore an increase in SOFR would increase our interest payment obligations under those borrowings and have a negative effect on our cash flow and financial condition.

There is uncertainty about how applicable law and the courts will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts. In addition, changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities, and at this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates. In addition, there are differences between how LIBOR and SOFR are calculated, which could result in increased borrowing costs. We cannot predict to what extent the withdrawal and replacement of LIBOR will impact us. However, the implementation of alternative underlying floating-rate indices and reference rates may have an adverse impact on our business, results of operations or financial condition.

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

The Existing Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Existing Senior Secured Revolving Credit Facility is less than $206.0 million or (ii) on the third consecutive business day on which availability under the Existing

Senior Secured Revolving Credit Facility is less than $257.5 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $257.5 million. As of March 4, 2023, the availability under the Existing Senior Secured Revolving Credit Facility was at a level that did not trigger the Existing Credit Agreement’s financial covenant. The Existing Credit Agreement also limits our ability to maintain cash, without repaying a portion of our outstanding borrowings under the revolver, above a specified amount. For additional details, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Future Liquidity”.

The breach of certain covenants in our debt instruments could result in a default under our debt agreements, which could trigger certain acceleration clauses, causing those and other obligations to become due and payable. Upon an acceleration of any of our debt, we may not be able to make payments under our other outstanding debt agreements. If we are unable to make payments under our debt obligations, lenders of our secured debt obligations may be able to foreclose on the collateral that secures such debt and our assets may be insufficient to satisfy such secured debt and, to the extent of any remaining assets, any unsecured debt.

Risks Related to our Operations

We need to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot effectively implement our business strategy or if our strategy is negatively affected by worsening economic conditions.

We have not achieved the sales productivity level of our major competitors. Improving our retail sales, prescription volumes and profitability and membership at our PBM are essential to enable us to cover our fixed staffing costs and to improve profitability and generate operating cash flow. If we are not successful in implementing our strategies, including our efforts to increase sales and further reduce costs, or if our strategies are not effective, we may not be able to improve our operations. Furthermore, any adverse change or weakness in general economic conditions or major industries can adversely affect drug benefit plans and reduce our pharmacy sales. Adverse changes in general economic conditions, including, but not limited to, increased costs including higher wages, those resulting from supply chain disruptions, high energy costs, increasing production costs, and record inflation, has affected and could continue to affect consumer buying practices. These factors may consequently reduce our sales of front-end products, and cause a decrease in our profitability. Failure to improve operations or weakness in major industries or general economic conditions would adversely affect our results of operations, financial condition and cash flows and our ability to make principal or interest payments on our debt.

We purchase all of our brand and generic drugs from a single wholesaler. A disruption in this relationship may have a negative effect on us.

We purchase all of our brand drugs and, with limited exceptions, all of our generic drugs from a single wholesaler, McKesson. Given that McKesson acts as a wholesaler for drugs purchased from manufacturers worldwide, any disruption in the supply of a given drug, including disruptions related to a pandemic or to extreme weather or natural disasters, supply shortages of key ingredients, or regulatory actions by domestic or foreign governmental agencies, or specific actions taken by drug manufacturers, could adversely impact McKesson’s ability to fulfill our demands, which could adversely affect us. Pharmacy sales represented approximately 71.2% of our total drugstore sales during fiscal 2023. While we believe that alternative sources of supply for most generic and brand name pharmaceuticals are available, a significant disruption in our relationship with McKesson could result in disruptions to our business until we execute a replacement wholesaler agreement or develop and implement self-distribution processes. We believe we could obtain qualified alternative sources, including through self-distribution, for substantially all of the prescription drugs we sell on an acceptable basis, and accordingly that the impact of any disruption would be temporary. On February 28, 2019, we and McKesson entered into a contract that will continue our pharmaceutical sourcing and distribution partnership for an additional ten years. Under the terms, McKesson will continue providing us with sourcing and direct-to-store delivery for brand and generic pharmaceutical products through March 2029. Material changes in our agreement with McKesson could result in disruptions in our business until we execute a replacement wholesaler agreement or develop and implement self-distribution processes.

Inflation could adversely impact our financial condition and results of operations.

Inflation in the United States began to rise significantly in the second half of the calendar year of 2021 and continued to rise through the middle of 2022; the inflation rate remains high. This is primarily believed to be the result of the economic impacts from the COVID-19 pandemic, including the global supply chain disruptions, strong economic recovery and associated widespread demand for goods, and government stimulus packages, among other factors. For instance, global supply chain disruptions have resulted in shortages in materials and services. Such shortages have resulted in inflationary cost increases for labor, materials, and services, and could continue to cause costs to increase as well as scarcity of certain products. We are experiencing inflationary pressures in many areas of our business, including with respect to employee wages and the cost of prescription drugs, although, to date, we have been able to slightly offset such pressures through price increases and other measures. We cannot, however, predict any future trends in the rate of inflation or associated increases in our operating costs and how that may impact our business. To the extent we are unable to recover higher operating costs resulting from inflation or otherwise mitigate the impact of such costs on our business, our revenues and gross margins could decrease, and our financial condition and results of operations could be adversely affected. Acts by the U.S. Federal Reserve, or other governmental entities, intended to address inflation may also have a negative impact on us, such as increased borrowing costs.

We recently implemented a performance acceleration program, which we cannot guarantee will achieve its intended result.

In December 2022, we announced the implementation of a performance acceleration program designed to increase our strategic focus and operational efficiency. The program is intended to reallocate resources toward our strategic priorities and faster growth, drive efficiencies in our operations and reduce structural costs. For example, we are aiming to rebuild our indirect buying process and renegotiate vendor contracts, reduce our lease burden through lease renegotiations, and decrease prescription brand inventory by implementing new controls and deploying “just in time” ordering models. The successful implementation of the program may present organizational challenges and result in short term charges and other costs. As a result, we may not be able to fully realize all of the anticipated benefits from the program, and even if we do not realize its intended benefits, the program is accompanied by significant consulting and other costs. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the anticipated benefits or our not realizing such benefits on our expected timetable. If we are unable to fully realize the anticipated savings from the performance acceleration program, our ability to fund other initiatives and enhance profitability may be adversely affected. Any failure to implement the performance acceleration program in accordance with our expectations could adversely affect our business, results of operations, cash flows and financial condition.

Our ability to attract and motivate talented employees is uncertain and poses financial risks.

We regularly compete with similar companies for talented employees and our success depends in part on attracting, retaining, and/or replacing key personnel with equally qualified employees. The unusually difficult challenge to find and retain talented employees and to reduce turnover, including, but not limited to, pharmacists and pharmacy technicians, in recent months and years continues due to macroeconomic conditions, societal issues, and other factors. In addition, job market dynamics have been impacted by the “great resignation,” with a significant number of people leaving the workforce, and future challenges related to workplace practices could lead to attrition and difficulty attracting high-quality employees. These factors may require our retail pharmacies to increase compensation to both hire and retain employees. We may also lose employees due to illness or other sudden occurrences, which makes succession planning difficult.

Loss and/or transition of Company personnel, including senior executives, creates uncertainty as there is no guarantee that new personnel or leadership will adequately perform or smoothly transition into their new roles. Moreover, our investors, business partners, and employees prefer stability and any high level of employee turnover could undermine stakeholder support. Ultimately, the unpredictability regarding employee continuity and potential disruption stemming from employee losses pose a threat to our overall financial condition and operations. We are actively searching for a new chief executive officer and need to fill other senior positions. We cannot assure you when we will fill such positions, the success of the integration of such personnel and whether such hires will result in changes to our strategy or result in the need to fill other positions.

Failure or significant disruption to our information technology systems/infrastructure or a cyber-security breach could adversely affect our operations.

Technology and computer systems are critical to many aspects of our pharmacy business, including, but not limited to, the drug supply chain, our dispensing of drugs, and our reimbursement. For instance, we rely extensively on computer systems used by Rite Aid, Elixir Insurance, Bartell, and Health Dialog, to manage our ordering, pricing, point-of-sale, inventory replenishment and other processes. Our computer systems are at risk for failures, security breaches, and natural disasters, and they have been subject to attack by perpetrators of random or targeted malicious technology-related events, such as cyberattacks, ransomware, computer malware, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information, including credit card information. These sorts of attacks could subject our systems to damage or interruption from power outages, computer and telecommunications failures, computer malware, cyber-security breaches, vandalism, coordinated cyber-security attacks, severe weather conditions, catastrophic events and human error. Our disaster recovery planning considers many possible scenarios but cannot account for all eventualities. Collectively, we are building a security-aware culture across the organization by providing role-based security training, developing security champions across Technology and business areas, and partnering with industry experts. Our information security program is designed to protect confidential information, networks and systems against attacks through a multi-layered approach to address information security threats and vulnerabilities. However, a compromise of our information security controls or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to regulatory actions and claims from customers and clients, financial institutions, payment card associations and other persons, any of which could adversely affect our business, financial position and results of operations. Moreover, a data security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. We could also be adversely impacted by any significant disruptions in, or security breaches of, the systems and technology of third-party suppliers or processors we interact with, including key payors and vendors with whom we share information. If our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Any compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier, or our data could also result in a violation of applicable privacy, information security, and other laws, significant legal and financial exposure, fines or lawsuits, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business. Although we maintain cyber-security insurance, we cannot know that the coverage limits under our insurance program will be adequate to protect us against future claims.

To effectively compete with our competitors and continue business partner relations, we must and are investing in and updating our technology and computer systems. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. While we seek to ensure that our security operations are current and that our technology can properly interface with our business partners, there are risks that our technology investments will not be successful, will not provide a return on investment, and/or may fail or never be deployed. Oftentimes, we are implementing multiple updates or technology changes at the same time. We are currently in the process of changing our omni-channel distribution and there can be no assurance that we will be able to implement this technology on its intended timeline or that it will achieve its intended benefits.

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

Our operating results are affected by the health of the economy in general and in the communities we serve.

The United States financial markets have been experiencing, and may continue to experience, volatility and disruptions, including diminished liquidity and credit availability, inflation, declines in consumer confidence and economic growth and increases in unemployment rates, all of which have resulted in uncertainty about economic stability. Our business is affected by economic instability and declines in consumer confidence in general and in the communities we serve, and various other economic factors, including inflation and changes in consumer purchasing power, preferences and/or spending patterns. An unfavorable, uncertain or volatile economic environment, as we have experienced as a result of inflation, rising interest rates, supply chain disruptions and COVID-19, has caused and could cause a decline in drug utilization, a dampening demand for PBM services and retail products, and an increase in theft or other crime that could impact our retail locations. For example, in fiscal 2023, retail theft was significantly higher than predicted. Such theft has had a negative impact on our retail profit and continued high or unpredictable retail theft rates could continue to negatively impact our results of operations. In addition, adverse changes in the U.S. economy, consumer confidence and economic conditions could have an adverse effect on our results of operations.

Any failure to protect the security of personal information about our customers and associates, could result in significant business liability and reputational harm.

In the ordinary course of business, we collect, process and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our website, or otherwise communicate and interact with us, including in connection with our administration of COVID-19 vaccines. We may collect, maintain, and store information about our associates in the normal course of business and contract with third-party business associates and vendors to accomplish these tasks. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, security could be compromised and confidential customer or business information misappropriated, for which we have paid related penalties in the past. Data breaches or violations of data protection laws may result in liability for the Company, even if caused, in whole or in part, by a business associate, vendor, or other third-party. The unlawful handling or disclosure of sensitive personal information could also pose a serious risk to our customers’ trust in the Company, including the unlawful handling or disclosure due to security breaches of the systems and technology of third-party suppliers or processors that we interact with, including key payors and vendors with whom we share information including PHI, PII, and personal credit card information. We are constantly working to enhance our defenses against Ransomware attacks, but there is always a risk of controls being defeated which could result in loss of customer or business information that could disrupt our operations, damage our reputation, and expose us to claims from customers, financial institutions, payment card companies and other persons, or result in governmental investigation and enforcement, sanctions, fines, and/or penalties, any of which could have an adverse effect on our business, financial condition and results of operations. Compliance with more rigorous privacy and information security laws and standards, including, without limitation, the 2010 FTC Consent Order to which we are subject regarding the protection of personal information, may result in significant expense due to increased investment in technology, the ongoing development and implementation of new operational and control processes, and other security protocols or efforts. Our brand, reputation, and customer loyalty may be negatively impacted, and we may become subject to enforcement actions, fines, penalties, and additional obligations under new or extended consent orders, in the event of any personal information-related privacy or security issues or the breach or violation of the FTC Consent Order. The occurrence or scope of any future data privacy or security failures are unpredictable, and it may prove difficult or impossible to fully mitigate or remediate their negative consequences. If we fail to comply or are alleged to have failed to comply with applicable data protection and privacy and security laws and regulations, we could be subject to government regulatory investigations and enforcement actions, as well as private individual or class action lawsuits.

Any inability to keep existing store locations or open new locations in desirable places may have a negative impact on our operations.

We compete with other retailers and businesses to identify and develop desirable locations for retail store operations. Our ability to find suitable locations and our store construction, renovation, and operating costs can vary based on the specific state and locality and applicable zoning, environmental, and real estate laws. Additionally, construction delays, adverse modifications in lease terms, and changes in community demographics can negatively impact our store operations and revenues, and in some instances may cause us to close or relocate stores, or result in an impairment charge. The recent increase in costs, including as a result of inflation, associated with hiring and maintaining our retail pharmacy workforce may also negatively impact the profitability of some of our store locations to the extent that we may be forced to close some locations. These factors and charges may vary over time, which may make it more difficult to compare our operating results from period to period.

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

Negative public perception of the industries in which we operate, or of our industries’ or our practices, can adversely affect our businesses, operating results, cash flows and prospects.

Our brand and reputation are two of our most important assets, and the industries in which we operate have been and are negatively perceived by the public from time to time. Negative publicity may come as a result of adverse media and/or social media coverage, litigation against us and other industry participants, the ongoing public debates over drug pricing, PBMs, government involvement in drug pricing and purchasing, changes to the ACA, governmental hearings and/or investigations, including in connection with the distribution and dispensing of prescription opioids, actual or perceived shortfalls regarding our industries’ or our own products and/or business practices (including PBM operations, drug pricing and insurance coverage determinations) and social media and other media relations activities. Negative publicity also may come from a failure to meet customer expectations for consistent, high quality and accessible care. This risk may increase as we continue to offer products and services that make greater use of data and as our business model becomes more focused on delivering health care to consumers.

In addition, by working with the U.S. government in the distribution and administration of the COVID-19 vaccine, we may be subject to negative publicity related to the government’s actions in response to COVID-19 that are outside of our ability to control.

Furthermore, the use of social media platforms, including blogs, social media websites and other forms of internet-based communication, which allow individuals access to a broad audience of consumers and other interested persons, has become commonplace. Negative commentary regarding us or the brands that we sell or our personnel may be posted on social media platforms or similar devices at any time and may harm our reputation or business. Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, social media platforms provide users with access to such a broad audience that collective action against our website and marketplace stores, such as boycotts, can be more easily organized. If such actions were organized, we could suffer reputational damage as well as physical damage to our stores and merchandise. Moreover, short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price.

We also use social media platforms as marketing tools or as channels to disseminate information. For example, the Company and certain of its executive officers maintain Facebook, Instagram, Twitter, LinkedIn, and other social media accounts, where marketing and other information relevant to customers and investors is disseminated. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

Negative public perception and/or publicity of our industries in general, or of us or our key suppliers and vendors in particular, can further increase our costs of doing business and adversely affect our operating results and our stock price by:

●	adversely affecting our brand and reputation;

●	adversely affecting our ability to market and sell our products and/or services and/or retain our existing customers and members;

●	requiring us to change our products and/or services;

●	reducing or restricting the revenue we can receive for our products and/or services; and/or

●	increasing or significantly changing the regulatory and legislative requirements with which we must comply.

We may be unable to achieve our environmental, social and governance goals.

We are dedicated to corporate social responsibility and sustainability and we established certain goals as part of our ESG strategy. We face pressure from our colleagues, customers, and stockholders to meet our goals and to make significant advancements in environmental, social and governance matters. Achievement of our goals is subject to risks and uncertainties, many of which are outside of our control, and it is possible that we may fail to achieve these goals or that our colleagues, customers, or stockholders may not be satisfied with the goals we set or our efforts to achieve them. These risks and uncertainties include, but are not limited to: our ability to set and execute on our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of technological advancements, renewable energy and other materials necessary to meet our goals and expectations; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third-party contractors; the actions of competitors and competitive pressures; an acquisition of or merger with another company that has not adopted similar goals or whose progress towards reaching its goals is not as advanced as ours; and the pace of regional and global recovery from the COVID-19 pandemic. A failure to meet our goals could adversely affect public perception of our business, employee morale or customer or stockholder support.

Further, an increasing percentage of colleagues, customers, and stockholders considers sustainability factors in making employment, consumer health care and investment decisions. If we are unable to meet our goals, we may lose colleagues, have difficulty recruiting new colleagues, and be unable to attract investors, customers, or partners, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to compete effectively, all of which would have an adverse effect on our business, operating results, and financial condition.

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

Competition from grocers and online retailers has significantly increased during the past few years. Some of our competitors have or may merge with or acquire pharmacies, pharmaceutical services companies, PBMs, health insurance companies, specialty or mail order facilities and/or enter into strategic partnership alliances with Group Purchasing Organizations or wholesalers, which may further increase competition. We may not be able to effectively compete against them because our existing or potential competitors have financial and other resources that are superior to ours.

In the PBM business, we also face competition from other PBMs, including large, national PBMs, PBMs owned by national health plans and middle-market stand-alone PBMs. Certain of these competitors entered into the PBM industry before us, and there is no assurance that we will successfully compete with entities with more established PBM businesses and scale. Further, we may be at a competitive disadvantage because we are more highly leveraged than our competitors.

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

New and emerging payment models for health care services reimbursement may hinder our retail pharmacies’ and PBMs’ ability to compete, and negatively impact our revenue.

Government and commercial payors are increasingly exploring alternatives to fee-for-service payment models. Such alternatives include risk sharing, value-based payment and bundled payment systems for health care services. Our retail pharmacies do not operate as part of integrated health care delivery models and, unlike some of our competitors, we have not invested in health care delivery models which integrate different health care services, such as pharmacy and primary care services. Additionally, our retail pharmacies are not active participants in any risk assumption payment models. Moreover, it is operationally difficult to apply value-based payment to prescription drug benefit services. To the extent that payors increasingly embrace these new payment delivery models and systems and our retail competitors are able to adapt to such changes, our retail pharmacies risk being excluded from such networks and the corresponding loss of reimbursement. Even though the COVID-19 pandemic and resulting government waivers have allowed pharmacists to embrace an expanded scope of services, the end of the COVID-19 pandemic could result in a rollback of those waivers and our pharmacists may no longer be authorized to offer such services as part of the various novel delivery and payment models.

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

During the COVID-19 related federal public health emergency, the federal government provided supplemental Medicaid funding to states as long as states agreed to provide for continuous Medicaid coverage for current enrollees. This continuous enrollment has ended as of March 31, 2023. States will once again be required to remove Medicaid ineligible individuals from the Medicaid rolls. Anywhere from 5 to 15 million Americans could lose coverage as a result. Each state will manage the unwinding differently so the impact will be different from state to state. These changes could have a sudden and material negative impact on the Company’s overall retail pharmacy revenue received from Medicaid and Medicaid MCOs.

Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.

Many organizations in the healthcare industry, including PBMs and Part D plans, have consolidated to create larger healthcare enterprises with greater market power, which has contributed to continued pricing pressures and has weakened our retail pharmacies’ ability to obtain advantageous pharmacy network contracting terms. The effects of organizational consolidation are exacerbated by the growing market share of specialty pharmacies, compared to retail pharmacies, for limited-distribution high-cost therapies for rare diseases. Within the Part D plan market, approximately one-third of our PBM business is Part D business and it will be more difficult for our PBM to compete in and obtain competitive reimbursement terms in the consolidated Part D plan marketplace. Our PBM business also faces increased competitive threats from the consolidation among middle-market PBMs.

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

The availability of brand versus generic drugs and changes in those markets may also negatively impact our financial condition. Brand name drugs may become subject to inflation. Moreover, as generic drug utilization has increased, and due to consolidation within the generic drug manufacturing industry, our pharmacy business has experienced decreasing profit margins on generic drug sales. Generic drug profit margins also suffer as a result of downward pricing pressure from discount card vendors, cash pay pharmacies and other competitors, which are growing as a share of the prescription drug marketplace. If our businesses are unable to accommodate shrinking profit margins and decreased sales on certain prescription drug products, our costs, revenue and overall profits could be adversely and materially impacted.

Changes in third-party reimbursement levels for prescription drugs and changes in industry pricing benchmarks could reduce our margins and have a material adverse effect on our business.

Sales of prescription drugs reimbursed by third-party payors, including the Medicare Part D plans and state sponsored Medicaid and related managed care Medicaid plans, represented substantially all of our pharmacy sales in our Retail Pharmacy Segment in fiscal 2023.

The continued efforts of Congress and Federal agencies, health maintenance organizations, managed care organizations, PBM companies, other State and local government entities, and other third-party payors to reduce prescription drug costs and pharmacy reimbursement rates, as well as litigation relating to how drugs are priced, may impact our profitability. Consolidation within the Part D plan marketplace and fewer Part D plans may increase plans’ reimbursement leverage over our retail pharmacies. Additionally, on April 29, 2022, CMS issued a final rule that requires Part D plans to reflect all pharmacy price concessions (also known as “Direct and Indirect Remuneration” or “pharmacy DIR”) in a pharmacy’s negotiated price at the point of sale starting for contract year 2024. With respect to retail pharmacies, the final rule could result in unpredictable results, including changes to reimbursement terms in contracts with Part D payors for contract year 2024 as well as temporary cash flow issues in the first few months of implementation of the final rule. Our PBM business could also experience challenges related to utilizing pharmacy price concessions in Part D bids and subsequent contracts.

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

In addition, it is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace Average Wholesale Price (“AWP”), which is the pricing reference used for many of our PBM client contracts, pharmaceutical manufacturer rebate agreements, retail pharmacy network contracts, specialty payor agreements and other contracts with third-party payors in connection with the reimbursement of drug payments. Future changes to the use of AWP or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could impact the reimbursement we receive from Medicare programs and Medicaid health plans, the reimbursement we receive from PBM clients and other payors and/or our ability to negotiate rebates with pharmaceutical manufacturers, acquisition discounts with wholesalers and retail discounts with network pharmacies. Likewise, Congress or the federal agencies could take actions that reduce or eliminate drug rebates obtained through negotiation with pharmaceutical manufacturers. The effect of these possible changes on our business cannot be predicted at this time.

During the past several years, the United States health care industry has been subject to an increase in governmental regulation, licensing and audits at both the federal and state levels. Efforts to control health care costs, including prescription drug costs, are continuing at the federal and state government levels. Changing political, economic and regulatory influences may significantly affect health care financing and reimbursement practices. A change in the composition of pharmacy prescription volume toward programs offering lower reimbursement rates could negatively impact our profitability. Additionally, significant changes in legislation, regulation and government policy could significantly impact our business and the health care and retail industries. While it is not possible to predict whether and when any such changes will occur or what form any such changes may take, legislative proposals have been made that could have a material adverse effect on our business include, but are not limited to, revisions to certain ACA provisions and other significant changes to health care system legislation as well as changes with respect to tax and trade policies, tariffs and other government regulations affecting trade between the United States and other countries.

Significant changes to Medicaid funding or even significant destabilization of the Health Insurance Marketplaces could impact the number of Americans with health insurance and, consequently, prescription drug coverage. We cannot predict the effect, if any, that such legislative or regulatory changes may have on our retail pharmacy and pharmacy services operations.

A substantial portion of our pharmacy revenue is currently generated from a limited number of third-party payors, and, if there is a loss of, or significant change to prescription drug reimbursement rates by, a major third-party payor, our revenue will decrease and our business and prospects could be adversely impacted.

A substantial portion of our pharmacy revenue is currently generated from a limited number of third-party payors. While we are not limited in the number of third-party payors with which we can do business and results may vary over time, our top five third-party payors accounted for 83.4%, 77.4% and 77.9% of our pharmacy revenue during fiscal 2023, 2022 and 2021, respectively. The largest third-party payor, CVS/Caremark, represented 33.4%, 32.1% and 30.4% of pharmacy sales during fiscal 2023, 2022 and 2021, respectively. We expect that a limited number of third-party payors will continue to account for a significant percentage of our pharmacy revenue, and the loss of all or a portion of, or a significant change to customer access or prescription drug reimbursement rates by, a major third-party payor could decrease our revenue and harm our business. Revenue could further be impacted through changes in third-

party payor behavior responding to the implementation of CMS’ final rule on the assessment of pharmacy price concessions, specifically through the Part D bid process and subsequent contracts.

In 2020, CMS adopted the Transparency in Coverage Final Rule, which requires non-grandfathered group health plans and health insurance issuers offering non-grandfathered coverage in the group and individual markets to disclose on a public website certain price information, including negotiated rates and historical net prices for covered prescription drugs. Enforcement began on July 1, 2022. CMS’ enforcement of the rule could inhibit the ability of pharmacy stakeholders, including our PBM and retail pharmacy business segments, respectively, from negotiating favorable reimbursement contracts for our Company.

A substantial portion of our Pharmacy Services Segment revenue is currently generated from a limited number of customers, and, if there is a loss of a major customer, our revenue will decrease and our business and prospects could be adversely impacted.

A substantial portion of our Pharmacy Services Segment revenue is currently generated from a limited number of customers. While we are not limited in the number of customers with which we can do business and results may vary over time, our top five customers accounted for 65.9%, which includes 6.9% related to a client which termed on January 1, 2023, 60.7% and 59.7% of our Pharmacy Services Segment revenue during fiscal 2023, 2022 and 2021, respectively. The largest payor, CMS, represented 43.1%, 41.1% and 36.6% of Pharmacy Services Segment revenue during fiscal 2023, 2022 and 2021, respectively. We expect that a limited number of customers will continue to account for a significant percentage of our Pharmacy Services Segment revenue, and the loss of all or a portion of a major customer could decrease our revenue and harm our business.

We are, and in the future may become, involved in legal proceedings that may adversely affect our financial position and our pursuit of refinancing opportunities, as well as our reputation and brand.

We operate in a highly regulated and litigious environment. We and/or one or more of our subsidiaries are regularly involved in a variety of legal proceedings arising in the ordinary course of our business, including arbitration, litigation (and related settlement discussions), and other claims, and are subject to regulatory proceedings including audits, inspections, inquiries, investigations, and similar actions by health care, insurance, pharmacy, tax and other governmental authorities. Legal proceedings, in general, and securities, derivative action and class action and multi-district litigation, in particular, can be expensive and disruptive, and may exceed any applicable insurance coverage. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years.

For example, we, along with certain of our chain pharmacy competitors, have been named as a defendant in numerous lawsuits relating to the distribution and dispensing of prescription opioids, including in the consolidated federal multi-district litigation entitled In re National Prescription Opiate Litigation (MDL No. 2804), currently pending in the United States District Court for the Northern District of Ohio. Similar cases that name us as a defendant also have been filed in numerous state court proceedings by any array of plaintiffs, including state Attorneys General, counties, cities, municipalities, Native American tribes, hospitals, third-party payors, and individuals. A qui tam complaint has also been filed in the federal District Court for the Northern District of Ohio in which qui tam relators and the United States DOJ allege violations of the federal False Claims Act and Controlled Substances Act related to the dispensing of controlled substances, primarily opioids and seek damages under the False Claims Act, civil penalties under the Controlled Substances Act, damages in connection with alleged payment by mistake (on behalf of Federal Healthcare Programs), and damages in connection with alleged unjust enrichment. The Company has also received subpoenas, civil investigative demands, and other requests relating to opioid matters from the DOJ and several state Attorneys General. Certain “usual and customary” actions are pending (or may be brought) against the Company which seek large and/or indeterminate damages. Generally, these matters allege that the Company’s retail stores overcharged for prescription drugs by not submitting the price available to members of the Rite Aid’s Rx Savings Program as the pharmacy’s usual and customary price, and related theories. These claims typically are alleged to arise under the Company’s agreements with insurers, as tort claims, or under the False Claims Act and similar theories for governmental programs, but may be alleged to arise otherwise. Also, the Company is defending putative stockholder class actions which name the Company and certain former and current executives individually as defendants.

We cannot predict with certainty the outcomes of these and other legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Proceedings that we believe are insignificant may develop into material proceedings and subject us to unforeseen outcomes or expenses. Additionally, the actions of certain participants in our industry may encourage legal proceedings against us or cause us to reconsider our litigation strategies. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could harm our reputation and have a material adverse effect on our results of operations, financial condition and business practices. Moreover, negative postings or comments on social media or networking websites about us or these legal proceedings and the on-demand news cycle, even if inaccurate or malicious, have in the past, and could in the future, generate adverse publicity that could damage our reputation. See “Risks Related to our Operations—Negative public perception of the industries in which we operate, or of our industries’ or our practices, can adversely affect our businesses, operating results, cash flows and prospects.”

Furthermore, the uncertainty relating to any legal proceedings may also impair our ability to raise capital or the cost of such capital, as well as our credit ratings. Significant liabilities resulting from legal proceedings could force us to implement further cost reduction and other cash-focused measures to manage liquidity any of which could adversely affect our businesses, operating results, cash flows and/or financial condition.

We are subject to governmental regulations, procedures and requirements; our non-compliance or a significant legislative, regulatory, or public policy change could adversely affect our business, the results of our operations or our financial condition.

Our business is subject to numerous federal, state and local laws and regulations. Changes in these laws, regulations, or in related public policy may require extensive system and operating changes that may be difficult to implement, increase our operating costs and require significant capital expenditures. Untimely compliance or non-compliance with applicable regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our business, including: (i) suspension of payments from government programs; (ii) loss of required government certifications; (iii) loss of authorizations or changes in requirements for participating in, or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; (iv) loss of licenses; or (v) significant fines or monetary penalties. The regulations to which we are subject include, but are not limited to, federal, state and local regulations of pharmacies; dispensing and sale of controlled substances and products containing pseudoephedrine, among others; applicable Medicare and Medicaid Regulations; HIPAA; regulations relating to the protection of the environment and health and safety matters, including those governing exposure to and the management and disposal of hazardous substances; regulations enforced by the U.S. Federal Trade Commission, the CPSC, the HHS and the DEA as well as state regulatory authorities, governing the sale, advertisement and promotion of products we sell; anti-kickback laws; false claims laws and federal and state laws governing the practice of the profession of pharmacy and medicine. For example, in the U.S., the DEA, FDA and various other regulatory authorities regulate the distribution and dispensing of pharmaceuticals, controlled substances and listed chemicals. We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state-controlled substance acts and related regulations governing the sale, dispensing, disposal, holding and distribution of controlled substances and listed chemicals. Regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. We are also governed by federal and state laws of general applicability, including laws regulating matters of wage and hour laws, working conditions, health and safety and equal employment opportunity.

Our dealings with customers face scrutiny from the federal and state government agencies, including the Federal Trade Commission, which are charged with enforcing consumer protection laws and deterring alleged unfair or deceptive trade practices. Under these laws, regulated entities may be subject to legal action and government investigations in regard to a wide array of customer-facing matters, including product pricing and expiration, disability access, and member loyalty and other financial incentive programs. A failure to keep our customers adequately informed of our practices could result in government investigations or regulatory action which may result in potential fines and penalties.

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

In addition to Rite Aid being subject to extensive and complex regulations, many contracts that Elixir Insurance has with its customers impose compliance obligations on it. These compliance obligations frequently are reviewed and audited by Elixir Insurance’s customers and regulators. More generally, if the Company’s systems and processes designed to maintain compliance with applicable legal and contractual requirements, and to prevent and detect instances of, or the potential for, noncompliance fail or are deemed inadequate, we may be subject to regulatory actions, litigation and other proceedings which may result in damages, fines, suspension or loss of licensure, suspension or exclusion from participation in government programs and/or other penalties, any of which could adversely affect our businesses, operating results, cash flows and/or financial condition.

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

Products that we sell could become subject to contamination, product tampering, mislabeling or other damage requiring us to recall our products. We could be adversely impacted by the supply of defective or expired products, including the infiltration of counterfeit products into the supply chain, errors in re-labeling of products, product tampering, product recall and contamination or product mishandling issues. The federal Drug Supply Chain Security Act (“DSCSA”), which has the purpose of preventing counterfeit drugs from entering the United States supply chain, is scheduled to be fully implemented in November of 2023. There is uncertainty regarding whether the drug supply chain is fully ready for the transition to a track and trace model based on the electronic interoperable exchange of data at the product level. Moreover, with final implementation of the DSCSA, there is a potential for increased FDA DSCSA enforcement, which could increase pharmacy costs to comply with the DSCSA and pharmacy costs for identifying and investigating potentially counterfeit drugs.

In addition, errors in the dispensing and packaging of pharmaceuticals could lead to serious injury or death. Product liability claims may be asserted against us with respect to any of the products or pharmaceuticals we sell and we may be obligated to recall our products. Moreover, while we have insurance to cover potential product liability and some claims may be subject to indemnification from other parties, we cannot guarantee that our insurance limits and/or indemnification will be adequate to cover any and all product related claims. We also may not be able to maintain this insurance on acceptable terms in the future. A product liability judgment against the Company or a product recall could have a material, adverse effect on our business, reputation, financial condition or results of operations. Further, certain products dispensed or administered at our stores could be subject to liability protections under the current PREP Act declaration issued for the COVID-19 pandemic, though those liability protections are set to expire in the near future. Even with the protections currently in effect, we may be subject to state tort claims based on recent litigation on the scope of preemption under the PREP Act.

Risks of declining gross margins in the PBM industry could adversely impact our profitability, and could result in further impairment charges.

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

Legislation exists under Medicare Part D and in the majority of states that affect the ability of our PBM business (and its health plan clients) to limit access to pharmacy provider networks or remove pharmacy network providers. For instance, “any willing provider” laws may mandate that our PBM or its health plan clients admit nonparticipating pharmacies that are willing and able to satisfy the applicable terms and conditions for network participation. Medicare Part D and many states have implemented laws or rules that limit the ability of PBMs and health plans to impose formulary conditions or restrictions, such as co-payment differentials, and drug tiering designs, which may be used to manage drug benefits and promote cost-efficient utilization. Together, these laws could affect the ability of our PBM to effectively manage costs for its health plan clients. Additionally, many states now have legislation impacting the ability of our PBM to conduct audits of claims submitted by network pharmacies. These laws could hinder our PBM’s ability to recover overpayments identified through audits and negatively affect our PBM’s services and its ability to achieve enhanced economic outcomes for its health plan clients.

The possibility of PBM client loss and/or the failure to win new PBM business could impact our ability to secure new business.

Our PBM business generates net revenues primarily by contracting with clients to provide prescription drugs and related health care services to plan members. PBM client contracts often have terms of approximately three years in duration, so approximately one third of a PBM’s client base typically is subject to renewal each year. In some cases, however, PBM clients may negotiate a shorter or longer contract term or may require early or periodic renegotiation of pricing prior to expiration of a contract. In addition, the reputational impact of a service-related incident could negatively affect our ability to grow and retain our client base. Further, the PBM industry has been impacted by consolidation activity that may continue in the future. In the event one or more of our PBM clients is acquired by an entity that obtains PBM services from a competitor, we may be unable to retain all or a portion of our clients’ business. Due to the competitive nature of the business, we continually face challenges in competing for new PBM business and retaining or renewing our existing PBM business. There can be no assurance that we will be able to win new business or secure renewal business on terms as favorable to us as the present terms. These circumstances, either individually or in the aggregate, could result in an adverse effect on our business and financial results.

Regulatory or business changes relating to our participation in Medicare Part D, the medical loss ratio for our Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D, may adversely impact our business and our financial results.

One of our subsidiaries, Elixir Insurance is an insurer domiciled in Ohio (with Ohio as its primary insurance regulator) and licensed in all 50 states, and is approved to function as a PDP plan sponsor for purposes of individual insurance products offered to Medicare-eligible beneficiaries and for purposes of making employer/union-only group waiver plans available for eligible clients. We also provide other products and services in support of our clients’ Medicare Part D plans or the Federal Retiree Drug Subsidy program. We are working to minimize the working capital tied to the business by reducing and/or selling the receivables as we did for calendar 2022, however there are no assurances that we can reduce or sell the receivable for calendar 2023. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program and we can give no assurance that these risks will not materially adversely impact our business and financial results in future periods.

Elixir Insurance is subject to various contractual and regulatory compliance requirements associated with participating in Medicare Part D. Elixir Insurance is subject to certain aspects of state laws regulating the business of insurance in all jurisdictions in which Elixir Insurance offers its PDP plans. As a PDP sponsor, Elixir Insurance is required to comply with Federal Medicare Part D laws and regulations applicable to PDP sponsors. Additionally, the receipt of Federal funds made available through the Part D program by us, our affiliates, or clients is subject to compliance with the Part D regulations and established laws and regulations governing the Federal government’s payment for healthcare goods and services, including the Anti-Kickback Statute and the False Claims Act. Similar to our requirements with other clients, our policies and practices associated with operating our PDP are subject to audit. If material contractual or regulatory noncompliance was to be identified, monetary penalties and/or applicable sanctions, including suspension of enrollment and marketing or debarment from participation in Medicare programs, could be imposed. Further, the adoption or promulgation of new or more complex Medicare Part D regulatory requirements, including those governing pharmacy networks, benefit designs, and product pricing, could require us to incur significant costs which could adversely impact our business and our financial results. Similar negative impacts could result from potential Part D reimbursement reductions, adverse CMS audits, government enforcement actions, or decreases in star ratings. Further, Elixir Insurance’s level of margin is limited by minimum MLR requirements imposed by the ACA.

Medicare PDPs are subject to minimum MLR audits and Elixir Insurance could be required to pay MLR rebates for failure to meet minimum MLRs in a given year and repeated MLR failures could lead to CMS termination.

In addition, due to the availability of Medicare Part D, some of our employer clients may decide to stop providing pharmacy benefit coverage to retirees, instead allowing the retirees to choose their own Part D plans, which could cause a reduction in demand for our Medicare Part D group insurance products. Extensive competition among Medicare Part D plans could also result in the loss of Medicare Part D members by our managed care customers, which would also result in a decline in our membership base. For example, if we were to receive a lower Star rating from CMS, fewer customers may select our plans, which could have an adverse effect on our financial results. Like many aspects of our business, the administration of the Medicare Part D program is complex. Any failure to execute the provisions of the Medicare Part D program may have an adverse effect on our financial position, results of operations or cash flows.

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

Moreover, customer expectations and new technology advances from our competitors have required that our business evolve to enable us to interface with our retail customers not only face-to-face in our stores but also online and via mobile and social media. Our customers utilize computers, tablets, mobile phones and other electronic devices to shop in our stores and online, as well as provide public reactions concerning each facet of our operation. If we fail to keep pace with dynamic customer expectations and new technology developments, our ability to compete and maintain customer loyalty could be adversely affected.

Finally, EI’s specialty pharmacy business focuses on complex and high-cost medications that serve a relatively limited universe of patients. As a result, the future growth of our specialty pharmacy business is dependent largely upon expanding our base of drugs or penetration in certain treatment categories. Any contraction of our base of patients or reduction in demand for the prescriptions we currently dispense could have an adverse effect on our business, financial condition and results of operations.

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

Our first and fourth fiscal quarter operation results generally fluctuate during the holidays, and cough, cold, and flu season, during which time we typically experience a larger proportion of retail sales and earnings as compared to other fiscal quarters. We increase our merchandise and inventory levels in anticipation of the holiday season, and there is a risk that unpredictable events, such as inclement weather, could impact retail sales and earnings during this time. Furthermore, the unpredictable timing and severity of the cough, cold, and flu season may impact our first and fourth fiscal quarter operation results, including in regard to prescription and non-prescription drug sales.

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

Item 1B.   Unresolved SEC Staff Comments

None

Item 2.    Properties

As of March 4, 2023, we operated 2,309 retail drugstores. The average selling square feet of each store in our chain is approximately 10,500 square feet. The average total square feet of each store in our chain is approximately 13,600. The stores in the eastern part of the U.S. average approximately 8,800 selling square feet per store (approximately 11,200 average total square feet per store). The stores in the western part of the U.S. average approximately 13,900 selling square feet per store (approximately 18,500 average total square feet per store).

The table below identifies the number of stores by state as of March 4, 2023:

Store
State	Count
California	477
Connecticut	30
Delaware	37
Idaho	14
Massachusetts	9
Maryland	40
Michigan	249
Nevada	1
New Hampshire	58
New Jersey	112
New York	271
Ohio	195
Oregon	68
Pennsylvania	487
Vermont	6
Virginia	64
Washington	191
Total	2,309

Our stores have the following attributes as of March 4, 2023:

Attribute	Number	Percentage
Freestanding	1,405	60.8%
Drive through pharmacy	1,310	56.7%
GNC stores within a Rite Aid store	1,581	68.5%

We lease 2,221 of our operating drugstore facilities under non-cancelable leases, many of which have original terms of 10 to 22 years. In addition to minimum rental payments, which are set at competitive market rates, certain leases require additional payments based on sales volume, as well as reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases. The remaining 88 drugstore facilities are owned.

We lease our corporate headquarters, which is located in an approximately 23,000 square foot building at 1200 Intrepid Avenue, 2nd Floor, Philadelphia, PA 19112. We lease approximately 125,000 square feet of space in various buildings near Harrisburg, Pennsylvania for document warehousing use and additional administrative personnel. We own additional buildings near Harrisburg, Pennsylvania which total approximately 98,000 square feet, and house our model store and additional administrative personnel.

We operate the following distribution centers and satellite distribution locations, which we own or lease as indicated:

	Owned or	Approximate
Location	Leased	Square Footage
Distribution centers
Perryman, Maryland	Leased	885,000
Pontiac, Michigan	Leased	360,000
Woodland, California	Leased	513,000
Wilsonville, Oregon	Leased	547,000
Lancaster, California	Leased	914,000
Liverpool, New York	Leased	730,000
Des Moines, Washington	Leased	266,000

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

We also lease an approximately 16,000 square foot facility in Raleigh, North Carolina for information technology services.

We also lease an approximately 55,800 square foot ice cream manufacturing facility and an approximately 30,000 square foot storage facility located in El Monte, California.

Our Pharmacy Services Segment leases approximately 242,000 square feet of space in various buildings primarily in Twinsburg, Ohio for additional administrative personnel. In addition, we own approximately 53,000 square feet of space in North Canton, Ohio for our mail order and specialty drug facilities.

We evaluate store performance and may reduce in size, close or relocate a store if the store is redundant, underperforming or otherwise deemed unsuitable. We also evaluate strategic dispositions and acquisitions of facilities and prescription files. When we reduce in size, close or relocate a store or close distribution center facilities, we often continue to have leasing obligations or own the property. We attempt to sublease this space. As of March 4, 2023, we had 3,372,885 square feet of excess space, 1,081,773 square feet of which was subleased. We also engage in sale-leaseback transactions from time to time.

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

Item 4.   Mine Safety Disclosures

Not applicable

Information about our Executive Officers

The following sets forth the name, age and biographical information for each of the Registrant’s executive officers as of May 1, 2023:

Elizabeth “Busy” Burr, 61, Ms. Burr was appointed as interim Chief Executive Officer on January 9, 2023. Ms. Burr served as President and Chief Commercial Officer at Carrot Inc., a digital healthcare company with solutions that combine behavioral science, clinical expertise, and proprietary technology, from 2019 through 2021. Prior to that, she served as Chief Innovation Officer and Vice President of Healthcare Trend and Innovation at Humana from 2015 to 2018, where she led the design, build and adoption of new product platforms in digital health, provider experience, and telemedicine. Additionally, she is the founder of Humana Health Ventures, Humana’s strategic venture investing practice. Prior to her work in the healthcare industry, Ms. Burr served as Managing Director of Citi Ventures, Citigroup’s global venture group following seven years in investment banking at Morgan Stanley and Credit Suisse First Boston. She was also Vice President of Global Brand Management at Gap, Inc., where she aligned product, store, online, advertising, and merchandising efforts for the four Gap brands around the world. She has served on the Rite Aid Board of Directors since 2019. She is also a member of the boards of directors of Mr. Cooper Group Inc., Satellite Healthcare, and SVB Financial Group.

Matthew Schroeder, 53, Mr. Schroeder was appointed Chief Financial Officer of Rite Aid Corporation in March 2019 and was named Executive Vice President in September 2019. Prior to his promotion to this position, Mr. Schroeder served as Senior Vice President, Chief Accounting Officer and Treasurer from 2017 until 2019. Mr. Schroeder joined Rite Aid in 2000 as Vice President of Financial Accounting and served as Group Vice President of Strategy, Investor Relations and Treasurer from 2010 to 2017. Prior to joining the Company, Mr. Schroeder worked in public accounting for Arthur Andersen, LLP. Mr. Schroeder serves as a member of the board of directors of Rite Aid Healthy Futures (previously The Rite Aid Foundation).

Jessica Kazmaier, 46, Ms. Kazmaier has been the Chief Human Resources Officer at Rite Aid since March 2019 and was named Executive Vice President of Rite Aid in September 2019. Ms. Kazmaier joined Rite Aid in 2001 in the total rewards function and has held various human resources positions of increasing responsibility, including Vice President, Total Rewards; and Group Vice President, Compensation, Benefits and Human Resources Corporate Services. Ms. Kazmaier previously worked in a management position in total rewards at Harsco Corporation. Ms. Kazmaier has served as the President of Rite Aid Healthy Futures (previously The Rite Aid Foundation) since October 2019.

Steven Bixler, 44, Mr. Bixler was appointed Chief Accounting Officer in January 2023. Mr. Bixler has served in accounting roles at Rite Aid for the last 21 years and was promoted to Vice President in 2020. He joined Rite Aid as an inventory specialist in 2001.

Justin Mennen, 42, Mr. Mennen was appointed Chief Technology and Digital Officer in March 2022. Mr. Mennen was appointed Senior Vice President and Chief Information Officer in January 2019 and was named Executive Vice President in October 2019. Prior to joining Rite Aid, Mr. Mennen served as Chief Digital Officer and Chief Information Officer for CompuCom Systems Inc. from 2016 to December 2018. Before CompuCom, Mr. Mennen led technology organizations across several industries, most recently as the Vice President of enterprise architecture and technology innovation for Estée Lauder Companies Inc. from 2014 to 2016 and as the regional Chief Information Officer Asia Pacific and Japan for Dell Technologies from 2012 to 2014.

We are actively searching for a permanent chief executive officer and need to fill other senior positions, including general counsel. We cannot assure you when we will fill such positions or the success of the integration of such personnel.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NYSE under the symbol “RAD.” On April 12, 2023, we had approximately 9,823 stockholders of record. The following table shows the quarterly high and low sales prices for our common stock:

Fiscal Year	Quarter	High	Low
2024 (through April 12, 2023)	First	$3.77	$2.05
2023	First	10.30	4.68
	Second	11.61	5.37
	Third	8.78	3.84
	Fourth	5.39	3.17
2022	First	28.90	16.52
	Second	23.02	13.22
	Third	19.22	12.12
	Fourth	15.62	8.50

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

STOCK PERFORMANCE GRAPH

The graph below compares the yearly percentage change in the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on (i) the Russell 2000 Consumer Staples Index, (ii) the Russell 3000 Consumer Staples Index, (iii) the Russell 2000 Index, and (iv) the Russell 3000 Index, over the same period (assuming the investment of $100.00 in our common stock and such indexes on March 3, 2018 and reinvestment of dividends).

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

STOCK PERFORMANCE GRAPH

Comparison of 5-Year Cumulative Total Return

Assumes Initial Investment of $100 on March 3, 2018

March 4, 2023

	2019	2020	2021	2022	2023
RITE AID CORP	38.22	35.66	51.26	24.35	9.37
Russell 2000 Index	105.08	99.01	149.50	140.01	134.27
Russell 2000 Consumer Staples Index	104.91	92.93	148.29	142.45	139.80
Russell 3000 Index	106.34	112.89	152.77	171.74	160.77
Russell 3000 Consumer Staples Index	101.59	108.13	122.24	151.71	149.29

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

Retail Pharmacy Segment

Our Retail Pharmacy Segment sells brand and generic prescription drugs and provides various other pharmacy services, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy Segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our over 2,300 retail pharmacy locations across 17 states and through our ecommerce platform available at www.riteaid.com. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmaceutical Purchasing and Delivery Agreement with McKesson, and the majority of our front-end products through our network of distribution centers.

Pharmacy Services Segment

Our Pharmacy Services Segment provides a fully integrated suite of PBM offerings including technology solutions, mail delivery services, specialty pharmacy, network and rebate administration, claims adjudication and pharmacy discount programs. Elixir also provides prescription discount programs and Medicare Part D insurance offerings for individuals and groups. Elixir provides services to various clients across its different lines of business, including major health plans, commercial employers, labor groups and state and local governments, representing over 1.4 million covered lives, including approximately 0.3 million covered lives through our Medicare Part D insurance offerings. Elixir continues to focus its efforts and offerings to its target market of small to mid-market employers, labor unions and regional health plans, including provider-led health plans and government sponsored Medicaid and Medicare plans.

Restructuring

Beginning in fiscal 2019, we initiated a series of restructuring plans designed to reorganize our executive management team, reduce managerial layers, and consolidate roles. In March 2020, we announced the details of our strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in our front-end offering to free up working capital and update our merchandise assortment, assessing our pricing and promotional strategy, rebranding its retail pharmacy and pharmacy services business, launching our Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services Segment both within the segment and across the enterprise. Other strategic initiatives include the expansion of our digital business, replacing and updating our financial systems to improve efficiency, and movement to a common client platform at Elixir. In April 2022, we announced further strategic initiatives to reduce costs through the closure of unprofitable stores, reduce corporate administration expenses, improve efficiencies in worked payroll and other store labor costs, engage in a comprehensive review of purchasing and other business processes in both the Retail Pharmacy and Pharmacy Services Segments in order to identify areas of opportunity, as well as expense reductions at the Pharmacy Services Segment. In December 2022, we announced a new multi-year performance acceleration program, which allows us to fast-track initiatives that will improve sales, script volume and operating margins, and free up cash. We are partnering with a leading consulting firm that has worked with several Fortune 150 firms to execute the turnaround model. This program has given us visibility to the profitability opportunities we can drive over the next three years by focusing on improvements and growth in our core businesses. These and future restructuring activities are expected to provide future growth and expense efficiency benefits. There can be no assurance that our current and future restructuring charges will achieve the cost savings and remerchandising benefits in the amounts or time anticipated.

Asset Sale to WBA

As previously disclosed, on September 18, 2017, we entered into the Amended and Restated Asset Purchase Agreement (the “Amended and Restated Asset Purchase Agreement”) with WBA and Walgreen Co., an Illinois corporation and wholly-owned direct subsidiary of WBA as buyer, which, based on its magnitude and because we exited certain markets, we applied discontinued operations treatment as required by Generally Accepted Accounting Principles (“GAAP”).

During the thirteen-week period ended May 30, 2020, we completed the final asset transfer under the Amended and Restated Asset Purchase Agreement, resulting in net income from discontinued operations, net of tax of $9.1 million. On October 17, 2020, we and WBA mutually agreed to terminate the services under the Transition Services Agreement (“TSA”).

Impact of COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has severely impacted the economies of the United States and other countries around the world.

The COVID-19 pandemic had a significant impact on our operating results for the fiscal years ended March 4, 2023 and February 26, 2022 and will continue to have an impact on several factors underlying our operating results and liquidity in fiscal 2024. Those factors include the number of individuals that receive a COVID-19 vaccine or booster; demand for COVID-19 testing; the timing and extent to which elective procedures return to pre-pandemic levels; the demand for flu and other immunizations and the length and severity of the upcoming cough, cold and flu season.

Overview of Financial Results from Continuing Operations

The following information summarizes our financial results from continuing operations for fiscal 2023 compared to fiscal 2022. For discussion of our financial results from continuing operations for fiscal 2022 to fiscal 2021, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2022, which we filed with the SEC on April 25, 2022.

Net Loss: Our net loss from continuing operations for fiscal 2023 was $749.9 million or $13.71 per basic and diluted share compared to net loss from continuing operations for fiscal 2022 of $538.5 million or $9.96 per basic and diluted share. The increase in net loss was due primarily to increased goodwill and intangible asset impairment charges for the impairment of goodwill related to the Pharmacy Services Segment, a decrease in Adjusted EBITDA, higher restructuring-related charges, higher interest expense, and increased facility exit and impairment charges. These items were partially offset by a gain on the repurchase of certain bonds at a discount and a gain on sale of assets resulting from sale-leasebacks and script file sales from store closures.

Adjusted EBITDA: Our Adjusted EBITDA from continuing operations for fiscal 2023 was $429.2 million or 1.8 percent of revenues, compared to $505.9 million or 2.1 percent of revenues for fiscal 2022. The decrease in Adjusted EBITDA from continuing operations was due primarily to a decrease of $104.6 million in the Retail Pharmacy Segment partially offset by an increase of $27.8 million in the Pharmacy Services Segment. The decrease in the Retail Pharmacy Segment Adjusted EBITDA was due to decreased gross profit, partially offset by a decrease in SG&A expenses of $164.5 million. Gross profit was negatively impacted by the decline in COVID vaccinations and testing, partially offset by the increase in prescriptions sold. SG&A expenses benefitted from lower payroll, occupancy, and other operating costs due to store closures and cost control initiatives, partially offset by the extra week in fiscal 2023. The increase in the Pharmacy Services Segment Adjusted EBITDA resulted from improved procurement economics and reductions in SG&A expense. Please see the sections entitled “Segment Analysis” and Adjusted EBITDA, Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations—Continuing Operations

Revenue and Other Operating Data

	Year Ended
	March 4, 2023	February 26, 2022	February 27, 2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)

Revenues(a)	$24,091,899	$24,568,255	$24,043,240
Revenue (decline) growth	(1.9)%	2.2%	9.6%
Net loss	$(749,936)	$(538,478)	$(100,070)
Net loss per diluted share	$(13.71)	$(9.96)	$(1.87)
Adjusted EBITDA(b)	$429,180	$505,905	$437,665
Adjusted Net Loss(b)	$(174,291)	$(111,336)	$(9,093)
Adjusted Net Loss per Diluted Share(b)	$(3.19)	$(2.06)	$(0.17)
(a)	Revenues for the fiscal years ended March 4, 2023, February 26, 2022 and February 27, 2021 exclude $215,467, $249,686 and $292,157, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Fiscal 2023 compared to Fiscal 2022: The 1.9% decrease in revenues was due primarily to a $800.8 million decrease in Pharmacy Services Segment revenues, partially offset by a $290.3 million increase in Retail Pharmacy Segment revenues. Same store sales trends for fiscal 2023 and fiscal 2022 are described in the “Segment Analysis” section below.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Year Ended
	March 4, 2023	February 26, 2022	February 27, 2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)

Cost of revenues(a)	$19,287,959	$19,461,760	$19,338,918
Gross profit	4,803,940	5,106,495	4,704,322
Gross margin	19.9%	20.8%	19.6%
Selling, general and administrative expenses	$4,902,087	$5,033,876	$4,657,185
Selling, general and administrative expenses as a percentage of revenues	20.3%	20.5%	19.4%
Facility exit and impairment charges	211,385	180,190	58,403
Goodwill and intangible asset impairment charges	371,200	229,000	29,852
Interest expense	224,399	191,601	201,388
(Gain) loss on debt modifications and retirements, net	(80,142)	3,235	(5,274)
(Gain) loss on sale of assets, net	(68,586)	5,505	(69,300)
Loss (gain) on Bartell acquisition	—	5,346	(47,705)

(a)	Cost of revenues for the fiscal years ended March 4, 2023, February 26, 2022 and February 27, 2021 exclude $215,467, $249,686 and $292,157, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit decreased by $302.6 million in fiscal 2023 compared to fiscal 2022. Gross profit for fiscal 2023 includes a decrease of $327.2 million in our Retail Pharmacy Segment and an increase in gross profit of $24.7 million relating to our Pharmacy Services Segment. Gross margin was 19.9% for fiscal 2023 compared to 20.8% in fiscal 2022. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A decreased by $131.8 million in fiscal 2023 compared to fiscal 2022. The decrease in SG&A includes a decrease of $112.6 million relating to our Retail Pharmacy Segment and a decrease of $19.2 million relating to our Pharmacy Services Segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

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

We recorded impairment charges of $137.1 million in fiscal 2023, $150.8 million in fiscal 2022 and $46.3 million in fiscal 2021. We recorded impairment charges of $59.6 million in the fourth quarter of fiscal 2023, $99.4 million in the fourth quarter of fiscal 2022 and $31.1 million in the fourth quarter of fiscal 2021. Our methodology for recording impairment charges has been consistently applied in the periods presented.

As of March 4, 2023, approximately $717.2 million of our long-lived assets, including intangible assets, were associated with 2,309 active operating stores. Additionally, we have approximately $2.3 billion of operating lease right-of-use assets associated with the active stores.

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

We recorded impairment charges for active stores of $13.6 million in fiscal 2023, $56.2 million in fiscal 2022 and $29.8 million in fiscal 2021.

We review key performance results for active stores on a quarterly basis and approve certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), is recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macroeconomic, industry and other factors, in addition to the operating store’s individual operating results. We recorded impairment charges for closed facilities of $123.5 million in fiscal 2023, $94.6 million in fiscal 2022 and $16.5 million in fiscal 2021.

The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2023, 2022 and 2021:

	March 4, 2023		February 26, 2022		February 27, 2021
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Active stores:
Stores previously impaired(1)	44	$4,866	118	$12,339	174	$21,372
New, relocated and remodeled stores(2)	8	4,640	1	538	2	1,519
Remaining stores not meeting the recoverability test(3)	12	4,038	88	43,305	19	6,854
Total impairment charges—active stores	64	13,544	207	56,182	195	29,745
Total impairment charges—closed facilities	194	123,531	147	94,606	33	16,542
Total impairment charges—all locations	258	$137,075	354	$150,788	228	$46,287
(1)	These charges are related to stores that were impaired for the first time in prior periods. In an effort to improve the operating results or to meet geographical competition, we will often make additional capital additions in stores that were impaired in prior periods. These additions will be impaired in future periods if they are deemed to be unrecoverable. Our fiscal 2023 impairment charge includes $3,087 of impairment relating to our right-of-use (“ROU”) and $1,779 of capital additions. Our fiscal 2022 impairment charge includes $5,434 of impairment relating to our ROU and $6,905 of capital additions. Our fiscal 2021 impairment charge includes $15,459 of impairment relating to our ROU and $5,913 of capital additions.
(2)	These charges are related to new stores (open at least three years) and relocated stores (relocated in the last two years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met our original return on investment projections and have a historical loss of at least two years. Their future cash flow projections do not recover their current carrying value. Our fiscal 2023 impairment charge includes $1,765 of impairment relating to our ROU and $2,875 of capital additions. Our fiscal 2022 impairment charge includes $0 of impairment relating to our ROU and $538 of capital additions. Our fiscal 2021 impairment charge includes $347 of impairment relating to our ROU and $1,172 of capital additions.
(3)	These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least two years. Their future cash flow projections do not recover their current carrying value. Our fiscal 2023 impairment charge includes $1,765 of impairment relating to our ROU and $2,273 of capital additions. Our fiscal 2022 impairment charge includes $26,130 of impairment relating to our ROU and $17,175 of capital additions. Our fiscal 2021 impairment charge includes $3,177 of impairment relating to our ROU and $3,677 of capital additions.

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

To the extent that actual future cash flows may differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 and 100 basis point decrease in our future sales assumptions as of March 4, 2023 would have resulted in 8 and 17, respectively, additional stores being subjected to our impairment analysis.

Facility Exit Charges: We calculate our liability for closed stores on a store-by-store basis. The calculation for stores where the remaining lease term exceeds one year includes the ancillary costs from the date of closure to the end of the remaining lease term. We evaluate these assumptions each quarter and adjust the liability accordingly. We assess stores and distribution centers for potential closure and relocation. Decisions to close or relocate stores or distribution centers in future periods would result in lease exit costs and inventory liquidation charges, as well as impairment of assets at these locations.

In fiscal 2023, 2022 and 2021, we recorded facility exit charges of $74.3 million, $29.4 million, and $12.1 million, respectively.

Goodwill and intangible asset impairment charges

In connection with the restructuring initiatives previously announced on March 16, 2020, we rebranded our EnvisionRxOptions and MedTrak subsidiaries to its new brand name, Elixir. These trademarks qualify as Level 3 within the fair value hierarchy. Upon the implementation of the rebranding initiatives during the first quarter of fiscal 2021, we have determined that the carrying value exceeded the fair value and consequently we incurred an impairment charge of $29.9 million for these trademarks, which is included within goodwill and intangible asset impairment charges within the condensed consolidated statement of operations.

In the fourth quarter of fiscal 2021, we completed a quantitative goodwill impairment assessment and determined after evaluating the results, events and circumstances, that sufficient evidence existed to assert that it is more likely than not that the fair values of the reporting units exceeded their carrying values. Therefore, no goodwill impairment charge was recorded for the fiscal year ended February 27, 2021.

In the fourth quarter of fiscal 2022, we completed a qualitative goodwill impairment assessment, at which time it was determined after evaluating results, events and circumstances that a quantitative assessment was necessary for the Pharmacy Services Segment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services Segment exceeded its fair value principally due to a decrease in Adjusted EBITDA that was driven by commercial and Medicare Part D business compression due to industry consolidation, an increase in the medical loss ratio at Elixir Insurance, and a decision to exit our rebate aggregation business. This resulted in goodwill impairment charges of $229.0 million for the fiscal year ended February 26, 2022.

In the second quarter of fiscal 2023, we completed a qualitative goodwill impairment assessment, at which time it was determined after evaluating results, events, and circumstances that a quantitative assessment was necessary for the Pharmacy Services Segment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services Segment exceeded its fair value principally due to an update to our preliminary fiscal 2024 and beyond forecasted revenue driven by current updates in the estimate of lives for calendar year 2023 based on the latest estimates of existing client retention for 2023, the latest selling season and EI bid results and other business factors which only became evident during the second quarter. This resulted in goodwill impairment charges of $252.2 million in the second quarter of fiscal 2023.

In the fourth quarter of fiscal 2023, we completed a qualitative goodwill impairment assessment, at which time it was determined after evaluating results, events, and circumstances that a quantitative assessment was necessary for the Pharmacy Services Segment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services Segment exceeded its fair value principally due to downward macroeconomic pressure during the fourth quarter of fiscal 2023 which manifested in increased interest rates, increased cost of borrowing and a decrease of industry multiples. The market factors that drove the goodwill impairment charges of $119.0 million in the fourth quarter of fiscal 2023 were not known in prior quarters.

Interest Expense

In fiscal 2023, 2022 and 2021, interest expense was $224.4 million, $191.6 million and $201.4 million, respectively.

The annual weighted average interest rates on our indebtedness in fiscal 2023, 2022 and 2021 were 7.2%, 5.6% and 5.4%, respectively.

Income Taxes–Continuing Operations

Income tax benefit of $6.5 million, $3.8 million and $20.2 million, has been recorded for fiscal 2023, 2022 and 2021, respectively. Net loss for fiscal 2023 included a provision for income tax based on an overall tax rate of 0.9%, which was net of adjustments to maintain a full valuation allowance for federal deferred tax assets as well as the majority of our state deferred tax assets. These assets may not be realized based on our most recent assessment that it is more likely than not that sufficient taxable income may not be generated to realize the tax benefits of our net deferred tax assets.

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

We maintained a valuation allowance of $1,649.2 million, $1,822.7 million and $1,657.6 million against remaining net deferred tax assets at fiscal year-end 2023, 2022 and 2021, respectively.

Our ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if we were to experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in ownership of our stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. We determined that no ownership change has occurred for purposes of Section 382 for the period ended March 4, 2023. It is important to note, that the limitation that would be created upon an ownership change would only apply to income earned after the event that caused the ownership change.

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

Dilutive Equity Issuances

On March 4, 2023, 56.6 million shares of common stock, which includes unvested restricted shares, were outstanding and an additional 0.5 million shares of common stock were issuable related to outstanding stock options.

On March 4, 2023, our 0.5 million shares of potentially issuable common stock consisted of the following (shares in thousands):

Outstanding
Stock
Strike price	Options(a)
$0.00 - $19.99	503
$20.00 to $39.99	—
$40.00 to $59.99	13
$60.00 to $79.99	—
$80.00 to $99.99	—
$100.00 to $119.99	—
$120.00 to $139.99	—
$140.00 to $159.99	8
$160.00 and over	8
Total issuable shares	532
(a)	The exercise of these options would provide cash of $6.8 million.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services Segments’ performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the consolidated financial statements:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
March 4, 2023:
Revenues	$17,785,067	$6,522,299	$(215,467)	$24,091,899
Gross Profit	4,394,850	409,090	—	4,803,940
Adjusted EBITDA(*)	288,077	141,103	—	429,180
February 26, 2022:
Revenues	$17,494,816	$7,323,125	$(249,686)	$24,568,255
Gross Profit	4,722,075	384,420	—	5,106,495
Adjusted EBITDA(*)	392,633	113,272	—	505,905
February 27, 2021:
Revenues	$16,365,260	$7,970,137	$(292,157)	$24,043,240
Gross Profit	4,255,791	448,531	—	4,704,322
Adjusted EBITDA(*)	279,896	157,769	—	437,665
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services Segments record the revenue on a stand-alone basis.
(*)	See the section entitled “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Retail Pharmacy Segment Results of Continuing Operations

Revenues and Other Operating Data

	Year Ended
	March 4, 2023	February 26, 2022	February 27, 2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
Revenues	$17,785,067	$17,494,816	$16,365,260
Revenue growth	1.7%	6.9%	4.8%
Same store sales growth	6.9%	4.5%	3.5%
Pharmacy sales growth	3.5%	12.0%	4.8%
Same store prescription count growth, adjusted to 30-day equivalents	3.5%	8.7%	1.3%
Same store pharmacy sales growth	9.1%	7.9%	3.2%
Pharmacy sales as a % of total retail sales	71.2%	70.0%	66.7%
Front-end sales (decline) growth	(2.7)%	(1.3)%	3.3%
Same store front-end sales growth (decline)	1.1%	(3.3)%	3.1%
Front-end sales as a % of total retail sales	28.8%	30.0%	33.3%
Adjusted EBITDA(*)	$288,077	$392,633	$279,896
Store data:
Total stores (beginning of period)	2,450	2,510	2,461
New stores	3	2	—
Store acquisitions	—	1	67
Closed stores	(144)	(63)	(18)
Total stores (end of period)	2,309	2,450	2,510
Relocated stores	2	—	3
Remodeled and expanded stores	22	9	7
(*)	See the section entitled “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Revenues

Fiscal 2023 compared to Fiscal 2022: The 1.7% increase in revenue was due primarily to an extra week in the fourth quarter of fiscal 2023 and an increase in both acute and maintenance prescriptions, partially offset by a reduction in COVID-19 vaccine and testing revenue as well as store closures. Same store sales trends for fiscal 2023 and fiscal 2022 are described in the following paragraphs. We include in same store sales all stores that have been open at least one year except stores in liquidation, which are not included. Relocation stores are not included in same store sales until they have been open for one year.

Pharmacy same store sales increased 9.1%. Pharmacy same store sales were positively impacted by an increase of 3.5% in same store prescription count, adjusted to 30-day equivalents, compared to the prior year driven primarily by an increase in same store prescriptions, excluding COVID immunizations and tests, of 6.9%, with same store maintenance prescriptions increasing 5.9% and other same store acute prescriptions increasing 10.1%.

Front-end same store sales increased 1.1%. Front-end same stores sales, excluding cigarettes and tobacco products, increased 1.6% driven by increases in health and consumable products, partially offset by decreases in alcohol sales.

Costs and Expenses

	Year Ended
	March 4, 2023	February 26, 2022	February 27, 2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
Cost of revenues	$13,390,217	$12,772,741	$12,109,469
Gross profit	4,394,850	4,722,075	4,255,791
Gross margin	24.7%	27.0%	26.0%
FIFO gross profit(*)	4,447,878	4,723,389	4,204,099
FIFO gross margin(*)	25.0%	27.0%	25.7%
Selling, general and administrative expenses	$4,544,217	$4,656,776	$4,299,152
Selling, general and administrative expenses as a percentage of revenues	25.6%	26.6%	26.3%
(*)	See the section entitled “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased by $327.2 million in fiscal 2023 compared to fiscal 2022. The decrease in gross profit was driven by the decline in COVID vaccinations and testing, partially offset by the increase in prescriptions sold.

Overall gross margin was 24.7% for fiscal 2023 compared to 27.0% in fiscal 2022. The decline in gross margin as a percentage of revenues is due primarily to the reductions in COVID vaccinations and testing.

We use the LIFO method of inventory valuation, which is determined annually when inflation rates and inventory levels are finalized. Therefore, LIFO costs for interim period financial statements are estimated. The LIFO charge for fiscal 2023 was $53.0 million compared to a LIFO charge of $1.3 million in fiscal 2022. The LIFO charge for fiscal 2023 is due to higher front-end inflation in the current year.

Selling, General and Administrative Expenses

SG&A decreased $112.6 million due primarily to lower payroll, occupancy, and other operating costs due to store closures and cost control initiatives, partially offset by an extra week. SG&A as a percentage of revenue was 25.6% in fiscal 2023 compared to 26.6% in fiscal 2022. The decrease is due primarily to the items noted above.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Year Ended
	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
Revenues	$6,522,299	$7,323,125	$7,970,137
Revenue (decline) growth	(10.9)%	(8.1)%	21.5%
Adjusted EBITDA(*)	$141,103	$113,272	$157,769
(*)	See the section entitled “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Revenues

Pharmacy Services Segment revenues decreased $800.8 million in fiscal 2023 compared to fiscal 2022. Approximately $198.0 million of the decline was primarily the result of a decrease in Elixir Individual Part D Insurance membership due to a change in the Company’s pricing structure and approximately $166.0 million of the decline was due to a loss of a large commercial client. The remaining decline was driven by the loss of revenue from smaller commercial clients, partially offset by increased utilization and higher cost drugs.

The Inflation Reduction Act of 2022 contains several provisions affecting Medicare, which will take effect over various periods of time from 2023 to 2029. Based on our current analysis of the provisions, we do not believe that this legislation will have a material impact on our financial statements.

Costs and Expenses

	Year Ended
	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)

	(Dollars in thousands)
Cost of revenues	$6,113,209	$6,938,705	$7,521,606
Gross profit	409,090	384,420	448,531
Gross margin	6.3%	5.2%	5.6%
Selling, general and administrative expenses	$357,870	$377,100	$358,033
Selling, general and administrative expenses as a percentage of revenues	5.5%	5.1%	4.5%

Gross Profit and Cost of Revenues

Gross profit increased by $24.7 million in fiscal 2023 compared to fiscal 2022. The increase in gross profit was due primarily to improved procurement economics, partially offset by the decline in revenues as mentioned above.

Gross margin was 6.3% in fiscal 2023 compared to 5.2% in fiscal 2022. The increase in gross margin is due primarily to improved procurement economics and change in client mix.

Selling, General and Administrative Expenses

Pharmacy Services Segment selling, general and administrative expenses decreased $19.2 million in fiscal 2023 compared to fiscal 2022. SG&A expenses as a percentage of revenues was 5.5% in fiscal 2023 compared to 5.1% in fiscal 2022. The decrease in SG&A is due primarily to further consolidation of administrative functions. The increase in SG&A as a percentage of revenues is due primarily to the loss of sales volume.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our Existing Facilities. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of March 4, 2023 was $1,484.8 million, which consisted of revolver borrowing capacity of $1,404.0 million and invested cash of $80.8 million.

Credit Facilities

On December 20, 2018, we entered into a senior secured credit agreement (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Prior Credit Agreement”; and the Credit Agreement, as further amended by the Second Amendment (as defined below), the “Prior Amended Credit Agreement”), which provided for facilities consisting of a $2.7 billion senior secured asset-based revolving credit facility and a $450.0 million “first-in, last out” senior secured term loan facility, the proceeds of which were used in December 2018 to refinance our prior $2.7 billion existing credit agreement.

On August 20, 2021, we entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which, among other things, amended the Prior Credit Agreement to provide for a $2.8 billion senior secured asset-based revolving credit facility (the “Prior Senior Secured Revolving Credit Facility”) and a $350.0 million “first-in, last-out” senior secured term loan facility (“Prior Senior Secured Term Loan” and together with the Prior Senior Secured Revolving Credit Facility, collectively, the “Prior Amended Facilities”). The Prior Amended Facilities extended our debt maturity profile and provided additional liquidity. Borrowings under the Prior Senior Secured Revolving Credit Facility bore interest at a rate per annum equal to, at our option, (x) a base rate (determined in a customary manner) plus a margin of between 0.25% to 0.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of between 1.25% and 1.75%, in each case based upon the Average ABL Availability (as defined in the Prior Amended Credit Agreement).  Borrowings under the Prior Senior Secured Term Loan bore interest at a rate per annum equal to, at our option, (x) a base rate (determined in a customary manner) plus a margin of 1.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of 2.75%.

On December 1, 2022, we entered into the Third Amendment to Credit Agreement (the “Third Amendment”), which, among other things, amended the Prior Amended Credit Agreement (the Prior Amended Credit Agreement, as modified by the Third Amendment, the “Existing Credit Agreement”) to provide for a $2.85 billion senior secured asset-based revolving credit facility (the “Existing Senior Secured Revolving Credit Facility”) and a $400.0 million “first-in, last-out” senior secured term loan facility (the “Existing Senior Secured Term Loan” and, together with the Existing Senior Secured Revolving Credit Facility, collectively, the “Existing Facilities”), replaced the LIBOR rate with a Term SOFR-based rate as the applicable benchmark for the Existing Facilities, included COVID-19 vaccines in the borrowing base under the Existing Senior Secured Revolving Credit Facility, subject to limitations and conditions as specified in the Existing Credit Agreement, and increased the interest rate applicable to loans under the Existing Senior Secured Term Loan to (x) a base rate (determined in a customary manner) plus a margin of 2.00% or (y) an adjusted Term SOFR-based rate (determined in a customary manner) plus a margin of 3.00%.

We are required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Existing Senior Secured Revolving Credit Facility, depending on Average ABL Availability (as defined in the Existing Credit Agreement). The Existing Facilities are scheduled to mature on August 20, 2026 (subject to a springing maturity if certain of our existing secured notes are not refinanced or repaid prior to the date that is 91 days prior to the stated maturity thereof).

Our borrowing capacity under the Existing Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. As of March 4, 2023, we had approximately $1,600.0 million of borrowings outstanding under the Existing Facilities and had letters of credit outstanding under the Existing Senior Secured Revolving Credit Facility in a face amount of approximately $208.7 million, which resulted in remaining borrowing capacity under the Existing Senior Secured Revolving Credit Facility of $1,404.0 million. If at any time the total credit exposure outstanding under the Existing Senior Secured Revolving Credit Facility exceeds the borrowing base, we will be required to repay amounts outstanding to eliminate such shortfall.

The Existing Credit Agreement restricts us and all of our subsidiaries, including the subsidiaries that guarantee our obligations under the Existing Facilities, the secured guaranteed notes and unsecured notes (collectively, the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200.0 million at any time when revolving loans are outstanding (not including cash located in store and lockbox deposit accounts and cash necessary to cover our current liabilities). The Existing Credit Agreement also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (i) an event of default exists under the Existing Facilities or (ii) availability under the Existing Senior Secured Revolving Credit Facility is less than or equal to $283.3 million for three consecutive business days or less than or equal to $206.0 million on any day (a “cash sweep period”), the funds in our deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Existing Facilities, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of the Existing Facilities.

Our obligations under the Existing Facilities and the Subsidiary Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivable, inventory, prescription files (including eligible script lists), intellectual property (prior to the repayment of the Existing Senior Secured Term Loan) and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL priority collateral”) and (ii) a second-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Existing Senior Secured Term Loan) and all other assets that do not constitute ABL priority collateral, in each case, subject to customary exceptions and limitations.

The Existing Credit Agreement allows us to have outstanding, at any time, up to an aggregate principal amount of $1.5 billion in secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Existing Facilities and existing indebtedness; provided that not in excess of $750.0 million of such secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest maturity date of any Term Loan or Other Revolving Commitment (each as defined in the Existing Credit Agreement) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date). Subject to the limitations described in the immediately preceding sentence, the Existing Credit Agreement additionally allows us to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Existing Credit Agreement) is not in effect; provided, however, that certain of our other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Existing Credit Agreement also contains certain restrictions on the amount of secured first priority debt we are able to incur. The Existing Credit Agreement also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Existing Facilities are not in default and we maintain availability under the Existing Senior Secured Revolving Credit Facility of more than $375.95 million.

The Existing Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Existing Senior Secured Revolving Credit Facility is less than $206.0 million or (ii) on the third consecutive business day on which availability under the Existing Senior Secured Revolving Credit Facility is less than $257.5 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $257.5 million. As of March 4, 2023, the availability under the Existing Senior Secured Revolving Credit Facility was at a level that did not trigger the Existing Credit Agreement’s financial covenant. The Existing Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

The Existing Credit Agreement provides for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if we fail to make any required payment on debt having a principal amount in excess of $50.0 million or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repayment, repurchase, redemption or defeasance of such debt.

The indentures that govern our secured notes contain restrictions on the amount of additional secured and unsecured debt that we may incur. As of March 4, 2023, we had the ability to issue additional secured and unsecured debt under the indentures governing our secured notes, including the ability to draw the full amount of our Existing Senior Secured Revolving Credit Facility and enter into certain sale and leaseback transactions. We also have certain limitations in our unguaranteed unsecured notes on the amount of secured debt that we may incur. We have additional debt incurrence capacity under such indentures.

Fiscal 2021, 2022 and 2023 Transactions

On June 25, 2020, we commenced an offer to exchange (the “June 25, 2020 Exchange Offer”) up to $750.0 million aggregate principal amount of the outstanding 6.125% Senior Notes due 2023 (the “6.125% Notes”) for a combination of $600.0 million newly issued 8.0% Senior Secured Notes due 2026 (the “8.0% Notes”) and $145.5 million cash. On July 10, 2020, we increased the maximum amount of 6.125% Notes that may be accepted for exchange from $750.0 million to $1,125.0 million and, on July 24, 2020, we announced that we accepted for payment $1,062.7 million aggregate principal amount of the 6.125% Notes in exchange for $849.9 million aggregate principal amount of newly issued 8.0% Notes and $206.4 million in cash. In connection therewith, we recorded a gain on debt modification of $5.3 million which is included in the results of operations and cash flows of continuing operations. The 8.0% Notes are secured on an equal and ratable basis by the same assets that secure the 7.500% Notes. The 8.0% Notes are guaranteed on a senior secured basis by the same subsidiaries that guarantee the 7.500% Notes. In conjunction with the June 25, 2020 Exchange Offer, we also commenced a solicitation of consents from the holders of outstanding 6.125% Notes to certain proposed amendments to the indenture governing the 6.125% Notes. On July 9, 2020, following the receipt of the requisite number of consents, we entered into a supplemental indenture, which modified certain limitations in the debt covenant to allow for the creation of the 8.0% Notes.

On April 28, 2021, we issued a notice of redemption for all of the 6.125% Notes that were outstanding on May 28, 2021, pursuant to the terms of the indenture of the 6.125% Notes. On May 28, 2021, we redeemed 100% of the remaining outstanding 6.125% Notes at par. In connection therewith, we recorded a loss on debt retirement of $0.4 million which included unamortized debt issuance costs. The debt repayment and related loss on debt retirement is included in the results of operations and cash flows.

On August 20, 2021, we entered into the Second Amendment in order to, among other things, increase the aggregate principal amount of commitments under the Prior Senior Secured Revolving Credit Facility from $2.7 billion to $2.8 billion and decrease the aggregate principal amount of loans outstanding under the Prior Senior Secured Term Loan from $450.0 million to $350.0 million. In connection therewith, we recorded a loss on debt modification and retirement of $2.8 million which included unamortized debt issuance costs. The debt repayment and related loss on debt modification and retirement is included in the results of operations and cash flows.

On June 13, 2022, we commenced a series of cash tender offers to purchase up to $150.0 million aggregate principal amount of our 7.500% Senior Secured Notes due 2025 (the “7.500% Notes”), 8.0% Notes, 7.70% Notes due 2027 (the “7.70% Notes”) and 6.875% Notes due 2028 (the “6.875% Notes”), subject to prioritized acceptance levels, a subcap of $100.0 million with respect to the 7.500% Notes and proration. On June 29, 2022, pursuant to an early settlement, we purchased an aggregate principal amount of $114.9 million of our 7.500% Notes, $51.7 million aggregate principal amount of our 7.70% Notes and $27.0 million aggregate principal amount of our 6.875% Notes. In connection therewith, we recorded a gain on debt retirement of $41.3 million, which included unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows.

On November 3, 2022, we announced the commencement of a cash tender offer to purchase up to $200.0 million aggregate purchase price (not including any accrued and unpaid interest) of our 7.500% Notes, subject to proration. On November 30, 2022, pursuant to an early settlement, we purchased an aggregate principal amount of $160.5 million of our 7.500% Notes and on December 9, 2022, pursuant to the final settlement, we purchased an additional aggregate principal amount of $4.6 million of our 7.500% Notes. In connection therewith, we recorded a gain on debt retirement of $38.9 million, which includes unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows.

On December 1, 2022, we entered into the Third Amendment in order to, among other things, increase the aggregate principal amount of commitments under the Existing Senior Secured Revolving Credit Facility from $2.8 billion to $2.85 billion and increase the aggregate principal amount of loans outstanding under the Existing Senior Secured Term Loan from $350.0 million to $400.0 million. As a result of the Third Amendment, we have increased our liquidity by $100.0 million. In connection therewith, we recorded a loss on debt modification and retirement of $0.1 million, which includes unamortized debt issuance costs. The related loss on debt modification and retirement is included in the results of operations and cash flows.

Guarantor Summarized Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22 to this Annual Report on Form 10-K, have guaranteed our obligations under the 7.500% Notes and the 8.00% Notes (collectively, the "Guaranteed Notes"). As discussed in Note 16 to the consolidated financial statements, the Guaranteed Notes were issued by us, as the parent company, and are guaranteed by substantially all of the parent company’s consolidated subsidiaries (the “guarantors” or “Subsidiary Guarantors”) except for EI (the “non-guarantor”). The parent company and guarantors are referred to as the “obligor group.” The Subsidiary Guarantors fully and unconditionally and jointly and severally guarantee the Guaranteed Notes. The 7.500% Notes, the 8.00% Notes and the obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Existing Senior Secured Term Loan) and other collateral to the extent it does not constitute ABL priority collateral (as defined below), and (ii) a second-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivables, payment intangibles, inventory, prescription files (including eligible script lists) and, intellectual property (prior to the repayment of the Existing Senior Secured Term Loan) (collectively, the “ABL priority collateral”), which, in each case, also secure the Existing Facilities.

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

	March 4,	February 26,
In millions	2023	2022
Due from EI	$18.0	$26.5
Other current assets	3,184.5	3,314.9
Total current assets	$3,202.5	$3,341.4

Operating lease right-of-use assets	$2,497.2	$2,813.5
Goodwill	507.9	879.1
Other noncurrent assets	1,256.0	1,428.8
Total noncurrent assets	$4,261.1	$5,121.4

Due to EI	$—	$—
Other current liabilities	2,672.2	2,891.1
Total current liabilities	$2,672.2	$2,891.1

Long-term debt less current maturities	$2,925.3	$2,733.0
Long-term operating lease liabilities	2,372.9	2,597.1
Other noncurrent liabilities	135.1	142.7
Total noncurrent liabilities	$5,433.3	$5,472.8

Year Ended
March 4, 2023
In millions	(53 Weeks)
Revenues(a)	$23,569.5
Cost of revenues(b)	18,765.6
Gross profit	4,803.9

Net loss from continuing operations	(727.0)
Net income from discontinued operations	—
Net loss	$(727.0)

Net loss attributable to Rite Aid	$(750.0)
(a)	Includes $6.6 million of revenues generated from the non-guarantor for the fifty-three week period ended March 4, 2023.
(b)	Includes $6.4 million of cost of revenues incurred in transactions with the non-guarantor for the fifty-three week period ended March 4, 2023.

Off-Balance Sheet Arrangements

As of March 4, 2023, we had no material off balance sheet arrangements.

Contractual Obligations and Commitments

The following table details the maturities of our indebtedness and lease financing obligations as of March 4, 2023, as well as other contractual cash obligations and commitments.

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total

	(Dollars in thousands)
Contractual Cash Obligations
Long-term debt(1)	$212,664	$627,099	$2,730,152	$2,187	$3,572,102
Lease financing obligations(2)	3,188	10,153	3,067	10,923	27,331
Operating leases	677,631	1,101,245	778,445	1,148,719	3,706,040
Open purchase orders	305,531	—	—	—	305,531
Other, primarily self-insurance and retirement plan obligations(3)	56,628	43,299	9,653	30,803	140,383
Minimum purchase commitments(4)	68,537	202,195	20,486	—	291,218
Total contractual cash obligations	$1,324,179	$1,983,991	$3,541,803	$1,192,632	$8,042,605

	Payment due by period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Commitments
Lease guarantees(5)	$674	$494	$247	$456	$1,871
Lease guarantees(6)	162,041	258,591	170,799	146,490	737,921
Outstanding letters of credit	208,698	—	—	—	208,698
Total contractual cash obligations and commitments	$1,695,592	$2,243,076	$3,712,849	$1,339,578	$8,991,095
(1)	Includes principal and interest payments for all outstanding debt instruments. Interest was calculated on variable rate instruments using rates as of March 4, 2023.
(2)	Represents the minimum lease payments on non-cancelable leases, including interest, net of sublease income on a continuing operations basis as the minimum lease payments on non-cancelable leases, including interest, net of sublease income have been assumed by WBA as part of the Sale.

(3)	Includes the undiscounted payments for self-insured medical coverage, actuarially determined undiscounted payments for self-insured workers’ compensation and general liability, and actuarially determined obligations for defined benefit pension and nonqualified executive retirement plans.
(4)	Represents commitments to purchase products and licensing fees from certain vendors.
(5)	Represents lease guarantee obligations for 3 former stores related to certain business dispositions. The respective purchasers assume the obligations and are, therefore, primarily liable for these obligations.
(6)	Represents lease guarantee obligations for 676 former stores related to the Asset Sale. WBA assumed the obligations and are, therefore, primarily liable for these obligations.

Obligations for income tax uncertainties pursuant to ASC 740, “Income Taxes” of approximately $1.5 million are not included in the table above as we are uncertain as to if or when such amounts may be settled.

Net Cash (Used In) Provided By Operating, Investing and Financing Activities from Continuing Operations

Cash flow used in operating activities was $52.4 million in fiscal 2023. Operating cash flow was impacted by lower payroll, benefit and other operating expense related accruals, the timing of warehouse payables and the timing of payments to Elixir’s pharmacy network. These amounts were partially offset by lower manufacturer rebates receivables and lower third-party receivables.

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

Cash used in investing activities was $104.8 million in fiscal 2023. Cash used in investing activities includes purchases of property, plant and equipment of $215.3 million and prescription file buys of $32.4 million, partially offset by proceeds from sale-leaseback transactions and proceeds from the sale of assets and investments.

Cash used in investing activities was $134.1 million in fiscal 2022. Cash used in investing activities includes purchases of property, plant and equipment of $194.1 million and prescription file buys of $26.6 million, partially offset by proceeds from sale-leaseback transactions, insurance proceeds and proceeds from the sale of assets and investments.

Cash provided by financing activities was $274.6 million in fiscal 2023. Cash provided by financing activities reflects incremental borrowings on the Existing Senior Secured Revolving Credit Facility and Existing Senior Secured Term Loan, partially offset by the repayment of a portion of the 7.5% Notes, 7.7% Notes, and 6.875% Notes.

Cash used in financing activities was $366.4 million in fiscal 2022. Cash used by financing activities reflects the repayment of our 6.125% Notes and the amendment and extension of our Prior Senior Secured Revolving Credit Facility and Prior Senior Secured Term Loan.

Capital Expenditures

During the fiscal years ended March 4, 2023, February 26, 2022 and February 27, 2021 capital expenditures were as follows:

	Year Ended
	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 weeks)	(52 weeks)	(52 weeks)

	(Dollars in thousands)
New store construction, store relocation and store remodel projects	$44,338	$79,903	$97,662
Technology enhancements, improvements to distribution centers and other corporate requirements	170,947	114,187	97,479
Purchase of prescription files from other retail pharmacies	32,400	26,623	29,800
Total capital expenditures	$247,685	$220,713	$224,941

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions, including those resulting from COVID-19; a decline in the overall economy, and the current rising interest rate environment, and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Additionally, we currently expect continued pressure on consumer spending and supply chain challenges. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the revolver and other sources of liquidity will be adequate to meet our requirements for working capital, debt service, capital expenditures and other strategic investments at least for the next twelve months. Based on our liquidity position, which we expect to remain strong, we do not expect to be subject to the minimum fixed charge covenant in the Amended Facilities in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, and other relevant circumstances, and we may evaluate alternative sources of liquidity (particularly in light of the current market volatility), including further opportunities related to any receivable due to us from CMS, sale and leaseback transactions, and other transactions to optimize our asset base. From time to time, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for shares of common stock or other debt securities (including additional secured debt), issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness, including our recent cash tender offers whereby we purchased an aggregate principal amount of $193.6 million of certain of our outstanding series of senior notes as announced on June 13, 2022 and an aggregate principal amount of $165.1 million of our outstanding 7.500% Senior Secured Notes due 2025 as announced on November 3, 2022, or seek to refinance our outstanding debt or may otherwise seek transactions to reduce interest expense and extend debt maturities. We may also look to make additional investments in our business to further our strategic objectives, including targeted acquisitions, the performance acceleration program, technology investments or other transactions to optimize our asset base. Any of these transactions could impact our financial results, including additional changes or realization of cancellation of indebtedness-income. As a result of the current market volatility and rising interest rate environment, we cannot assure you whether any of such transactions will be consummated, whether we will achieve the benefits of any such transaction, or whether our cost of capital will increase, any of which could have an impact on our future liquidity.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory shrink, goodwill impairment, impairment of long-lived assets, revenue recognition, vendor discounts and purchase discounts, self-insurance liabilities, lease termination charges, income taxes and litigation. Additionally, we have critical accounting policies regarding revenue recognition and vendor allowances and purchase discounts for our Pharmacy Services Segment. We base our estimates on historical experience, current and anticipated business conditions, the condition of the financial markets and various other assumptions that are believed to be reasonable under existing conditions. Variability reflected in the sensitivity analyses presented below is based on our recent historical experience. Actual results may differ materially from these estimates and sensitivity analyses.

The following critical accounting policies require the use of significant judgments and estimates by management:

Inventory shrink: The carrying value of our inventory is reduced by a reserve for estimated shrink losses that occur between physical inventory dates. When estimating these losses, we consider historical loss results at specific locations. Shrink expense is recognized by applying the estimated shrink rate to sales since the last physical inventory. Although possible, we do not expect a significant change to our shrink rate in future periods. A 10 basis point difference in our estimated shrink rate for the year ended March 4, 2023, would have affected pre-tax income by approximately $12.7 million.

Goodwill Impairment: Our policy is to perform an impairment test of goodwill at least annually, and more frequently if events or circumstances occurred that would indicate a reduced fair value in our reporting units could exist. In our quantitative impairment test, fair value estimates are calculated using an average of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates and market activity in assessing fair value and are reporting unit specific. If the carrying amount exceeds the reporting unit’s fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, we consider the income tax effect of any tax deductible goodwill when measuring a goodwill impairment loss. Our Pharmacy Services reporting unit has goodwill of $464.4 million as of March 4, 2023 and the fair value of the reporting unit is equal to the carrying value. The goodwill related to our Pharmacy Services Segment is at risk of future impairment if the fair value of this segment, and its associated assets, decrease in value due to further declines in its operating results or an inability to execute management’s business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from our estimates. If our ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, we may have to record impairment charges in future periods.

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

We assess stores and distribution centers for potential closure. Impairment charges for closed stores, if any, are evaluated and recorded in the quarter the closure decision is approved.

We also evaluate assets to be disposed of on a quarterly basis to determine if an additional impairment charge is required. Fair value estimates are provided by independent brokers who operate in the local markets where the assets are located.

If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods. A 50 and 100 basis point decrease in our future sales assumptions as of March 4, 2023 would have resulted in 8 and 17, respectively, additional stores being subjected to our impairment analysis.

Revenue recognition for our loyalty program: We offered a chain-wide customer loyalty program, “wellness+ Rewards”. Members participating in our wellness+ Rewards loyalty card program earned points on a calendar year basis for eligible front-end merchandise purchases and qualifying prescription purchases. The wellness+ program was terminated as of July 1, 2020, with benefits earned as of that date available to be used through the end of calendar 2020. Beginning in December 2020, we granted temporary extensions of benefits to certain previous members that were eligible for a discount as of the end of each previous six-month period such that those prior members were eligible to continue to receive that discount on purchases made through the subsequent six months with no additional purchase requirement. New and existing customers who were not already eligible for program benefits also had the opportunity to earn additional discounts on purchases made through each six-month period. A final extension was granted on December 31, 2021 through February 26, 2022 at which point all discounts were terminated.

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

Self-insurance liabilities: We expense claims for self-insured workers’ compensation and general liability insurance coverage as incurred including an estimate for claims incurred but not paid. The expense for self-insured workers’ compensation and general liability claims incurred but not paid is determined using several factors, including historical claims experience and development, severity of claims, medical costs and the time needed to settle claims. We discount the estimated expense for workers’ compensation to present value as the time period from incurrence of the claim to final settlement can be several years. We base our estimates for such timing on previous settlement activity. The discount rate is based on the current market rates for Treasury bills that approximate the average time to settle the workers’ compensation claims. These assumptions are updated on an annual basis. A 25 basis point difference in the discount rate for the year ended March 4, 2023, would have affected pre-tax income by approximately $0.8 million.

Income taxes: We currently have net operating loss (“NOL”) carryforwards that can be utilized to offset future income for federal and state tax purposes. These NOLs generate significant deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards.

Our ability to utilize the losses and credits to offset future taxable income may be deferred or limited significantly if we were to experience an “ownership change” as defined in section 382 of the Code. In general, an ownership change will occur if there is a cumulative change in ownership of our stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. We determined that no ownership change has occurred for purposes of Section 382 for the period ended March 4, 2023. It is important to note that the limitation that would be created upon an ownership change would only apply to income earned after the event that caused the ownership change.

We regularly review the deferred tax assets for recoverability considering the relative impact of negative and positive evidence including our historical profitability, projected taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The weight given to the potential effect of the negative and positive evidence is commensurate with the extent to which it can be objectively verified. In evaluating the objective evidence that historical results provide, we consider three years of cumulative pre-tax book income (loss).

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

Revenue recognition for our Pharmacy Services segment:

The Pharmacy Services Segment sells prescription drugs indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy. The Pharmacy Services Segment recognizes revenue from prescription drugs sold by: (i) its mail service dispensing pharmacy and (ii) under retail pharmacy network contracts, where it is the principal, at contract prices negotiated with its clients, primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, other sponsors of health benefit plans, and individuals throughout the United States. Revenues include: (i) the portion of the price the client pays directly to the Pharmacy Services Segment, net of any volume-related or other discounts paid back to the client (see “Drug Discounts” below); (ii) the price paid to the Pharmacy Services Segment by client plan members for mail order prescriptions (“Mail Co-Payments”); (iii) client plan member copayments made directly to the retail pharmacy network and; (iv) administrative fees. Revenue is recognized when the Pharmacy Services Segment meets its performance obligations relative to each transaction type. The following revenue recognition policies have been established for the Pharmacy Services Segment:

●	Revenues generated from prescription drugs sold by third-party pharmacies in the Pharmacy Services Segment’s retail pharmacy network and associated administrative fees are recognized at the Pharmacy Services Segment’s point-of-sale, which is when the claim is adjudicated by the Pharmacy Services

Segment’s online claims processing system. At this point, we have performed across all of our performance obligations;
●	Revenues generated from prescription drugs sold by the Pharmacy Services Segment’s mail service dispensing pharmacy are recognized when the prescription is shipped. At the time of shipment, the Pharmacy Services Segment has performed all of its performance obligations under its client contracts, as control of and title to the product has passed to the client plan members. The Pharmacy Services Segment does not experience a significant level of returns or reshipments, and;
●	Revenues generated from administrative fees based on membership or claims volume are recognized monthly based on the terms within the individual contracts, either a monthly member based fee, or a claims volume based fee.

In the majority of its contracts, the Pharmacy Services Segment is the principal because its client contracts give clients the right to obtain access to its pharmacy contracts under which the Pharmacy Services Segment directs its pharmacy network to provide the services (drug dispensing, consultation, etc.) and goods (prescription drugs) to the clients’ members at its negotiated pricing. The Pharmacy Services Segment’s obligations under its client contracts are separate and distinct from its obligations to the third-party pharmacies included in its retail pharmacy network contracts. In the majority of these contracts, the Pharmacy Services Segment is contractually required to pay the third-party pharmacies in its retail pharmacy network for products sold after payment is received from its clients. The Pharmacy Services Segment has control over these transactions until the prescription is transferred to the member and, thus, that it is acting as a principal. As such, the Pharmacy Services Segment records the total prescription price contracted with clients in revenues.

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

We deduct the manufacturers’ rebates that are earned by our clients based on their members’ utilization of brand-name formulary drugs from our revenues that are generated from prescription drugs sold by third-party pharmacies. For the majority of our clients, we pass these rebates to clients at point-of-sale based on actual claims data and our estimates of the manufacturers’ rebates earned by our clients. We base our estimates on the best available data and recent history for the various factors that can affect the amount of rebates earned by the client. We also deduct pricing guarantees and guarantees regarding the level of service we will provide to the client or member as well as other payments made to our clients from our revenues. Because the inputs to most of these estimates are not subject to a high degree of subjectivity or volatility, the effect of adjustments between estimated and actual amounts has not been material to our results of operations, financial condition or cash flows.

We participate in the federal government’s Medicare Part D program as a PDP through our EI subsidiary. Our net revenues include insurance premiums earned by the PDP, which are determined based on the PDP’s annual bid and related contractual arrangements with CMS. The insurance premiums include a beneficiary premium, which is the responsibility of the PDP member, but is subsidized by CMS in the case of low-income members, and a direct premium paid by CMS. Premiums collected in advance are initially deferred as accrued expenses and are then recognized ratably as revenue over the period in which members are entitled to receive benefits.

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

Vendor allowances and purchase discounts for our Pharmacy Services Segment: Our Pharmacy Services Segment receives purchase discounts on products purchased. Contractual arrangements with vendors, including manufacturers, wholesalers and retail pharmacies, normally provide for the Pharmacy Services Segment to receive purchase discounts from established list prices in one, or a combination, of the following forms: (i) a direct discount at the time of purchase or (ii) a discount (or rebate) paid subsequent to dispensing when products are purchased indirectly from a manufacturer (e.g., through a wholesaler or retail pharmacy). These rebates are recognized based on estimates when prescriptions are dispensed and are generally calculated and billed within 30 days of the end of each completed quarter. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material to the results of operations, financial condition or cash flows. We account for the effect of any such differences as a change in accounting estimate in the period the reconciliation is completed. During the thirteen-week period ended February 26, 2022, we reassessed our historical policy for estimating our allowance for manufacturer rebate receivables at our Pharmacy Services Segment and concluded that, due to changes in our business practices and other conditions, certain amounts within the outstanding receivable had an increased risk of uncollectability. As a result, we increased our allowance for manufacturer rebate receivables by $15.1 million, which was recorded as an increase to cost of revenues in the thirteen-week period ended February 26, 2022. This change in estimate is a non-recurring item that is excluded from Adjusted EBITDA (see “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non GAAP Measures” for details). The Pharmacy Services Segment also receives additional discounts under its wholesaler contract. In addition, the Pharmacy Services Segment receives fees from pharmaceutical manufacturers for administrative services. Purchase discounts and administrative service fees are recorded as a reduction of cost of revenues.

Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP measures, such as “Adjusted EBITDA”, in assessing our operating performance. We believe the non-GAAP measures serve as an appropriate measure in evaluating the performance of our business. We define Adjusted EBITDA as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), charges or credits for facility exit and impairment, goodwill and intangible asset impairment charges, inventory write-downs related to store closings, gains or losses on debt modifications and retirements, and other items (including stock-based compensation expense, merger and acquisition-related costs, non-recurring litigation and other contractual settlements, severance, restructuring-related costs, costs related to facility closures, gain or loss on sale of assets, the gain or loss on Bartell acquisition, and the change in estimate related to manufacturer rebate receivables). We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical periods and external comparisons to competitors. In addition, incentive compensation is primarily based on Adjusted EBITDA and we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA.

We present these non-GAAP financial measures in order to provide transparency to our investors because they are measures that management uses to assess both management performance and the financial performance of our operations and to allocate resources. In addition, management believes that these measures may assist investors with understanding and evaluating our initiatives to drive improved financial performance and enables investors to supplementally compare our operating performance with the operating performance of our competitors including with those of our competitors having different capital structures. While we have excluded certain of these items from historical non-GAAP financial measures, there is no guarantee that the items excluded from non-GAAP financial measures will not continue into future periods. For instance, we expect to continue to experience charges for facility exit and impairment charges and inventory write-downs related to store closures as we continue to complete a multi-year strategic initiative designed to improve overall performance. We also expect to continue to experience and report restructuring-related charges associated with continued execution of our strategic initiatives.

Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share or other non-GAAP measures should not be considered in isolation from, and are not intended to represent an alternative measure of, operating results or of cash flows from operating activities, as determined in accordance with GAAP. Our definition of these non-GAAP measures may not be comparable to similarly titled measurements reported by other companies, including companies in our industry.

The following is a reconciliation of our net loss to Adjusted EBITDA for fiscal 2023, 2022 and 2021:

	March 4, 2023	February 26, 2022	February 27, 2021
	(53 weeks)	(52 weeks)	(52 weeks)

	(Dollars in thousands)
Net loss from continuing operations	$(749,936)	$(538,478)	$(100,070)
Interest expense	224,399	191,601	201,388
Income tax benefit	(6,467)	(3,780)	(20,157)
Depreciation and amortization	276,583	295,686	327,124
LIFO charge (credit)	53,028	1,314	(51,692)
Facility exit and impairment charges	211,385	180,190	58,403
Goodwill and intangible asset impairment charges	371,200	229,000	29,852
(Gain) loss on debt modifications and retirements, net	(80,142)	3,235	(5,274)
Merger and Acquisition‑related costs	—	12,797	10,549
Stock-based compensation expense	11,537	13,050	13,003
Restructuring-related costs	108,626	35,121	84,552
Inventory write-downs related to store closings	14,270	5,298	3,709
Litigation and other contractual settlements	53,882	50,212	—
(Gain) loss on sale of assets, net	(68,586)	5,505	(69,300)
Loss (gain) on Bartell acquisition	—	5,346	(47,705)
Change in estimate related to manufacturer rebate receivables	—	15,068	—
Other	9,401	4,740	3,283
Adjusted EBITDA	$429,180	$505,905	$437,665

The following is a reconciliation of our net loss from continuing operations to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share for fiscal 2023, 2022 and 2021. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, non-recurring litigation and other contractual settlements, gains or losses on debt modifications and retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, restructuring-related costs, the gain or loss on Bartell acquisition, and the change in estimate related to manufacturer rebate receivables. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods. Adjusted Net Income (Loss) per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income (Loss):

	March 4, 2023	February 26, 2022	February 27, 2021
	(53 weeks)	(52 weeks)	(52 weeks)

	(Dollars in thousands)
Net loss	$(749,936)	$(538,478)	$(100,070)
Add back - Income tax benefit	(6,467)	(3,780)	(20,157)
Loss before income taxes	(756,403)	(542,258)	(120,227)
Adjustments:
Amortization expense	74,024	78,047	89,020
LIFO charge (credit)	53,028	1,314	(51,692)
Goodwill and intangible asset impairment charges	371,200	229,000	29,852
(Gain) loss on debt modifications and retirements, net	(80,142)	3,235	(5,274)
Merger and Acquisition‑related costs	—	12,797	10,549
Restructuring-related costs	108,626	35,121	84,552
Loss (gain) on Bartell acquisition	—	5,346	(47,705)
Change in estimate related to manufacturer rebate receivables	—	15,068	—
Litigation and other contractual settlements	53,882	50,212	—
Adjusted loss before income taxes	(175,785)	(112,118)	(10,925)
Adjusted income tax benefit (a)	(1,494)	(782)	(1,832)
Adjusted net loss	(174,291)	$(111,336)	$(9,093)
Net loss per diluted share	$(13.71)	$(9.96)	$(1.87)
Adjusted net loss per diluted share	$(3.19)	$(2.06)	$(0.17)
(a)	The fiscal year 2023, 2022 and 2021 adjustments to the income tax provision include adjustments to the GAAP basis tax provision commensurate with non-GAAP adjustments and certain discrete tax items, when applicable, was used for the fifty-three weeks ended March 4, 2023 and the fifty-two weeks ended February 26, 2022 and February 27, 2021, respectively.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Our future earnings, cash flow and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. Our major market risk exposure is changing interest rates. Increases in interest rates would increase our interest expense. We enter into debt obligations to support capital expenditures, acquisitions, working capital needs and general corporate purposes. Our policy is to manage interest rates through the use of a combination of variable-rate credit facilities, fixed-rate long-term obligations and derivative transactions. Interest rates have been rising, including as a result of efforts of the US Federal Reserve to combat inflation. We cannot assure you whether interest rates will continue to rise in the upcoming fiscal year.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of March 4, 2023.

								Fair Value at
	2024	2025	2026	2027	2028	Thereafter	Total	March 4, 2023

	(Dollars in thousands)
Long-term debt, including current portion, excluding financing lease obligations
Fixed Rate	$—	$—	$320,002	$1,035,609	$—	$2,046	$1,357,657	$768,328
Average Interest Rate	0.00%	0.00%	7.50%	7.95%	0.00%	6.88%	7.84%
Variable Rate	$—	$—	$—	$1,600,000	$—	$—	$1,600,000	$1,600,000
Average Interest Rate	0.00%	0.00%	0.00%	6.30%	0.00%	0.00%	6.30%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on SOFR. If the market rates of interest for SOFR changed by 100 basis points as of March 4, 2023, our annual interest expense would change by approximately $16.0 million.

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

(b)    Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of March 4, 2023, we did not have any material weaknesses in our internal control over financial reporting and our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, on our internal control over financial reporting is included after the next paragraph.

(c)    Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter ended March 4, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rite Aid Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Rite Aid Corporation and subsidiaries (the “Company”) as of March 4, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 4, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 4, 2023, of the Company and our report dated May 1, 2023, expressed an unqualified opinion on those financial statements.

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

May 1, 2023

Item 9B.   Other Information

None

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable

PART III

We intend to file with the SEC a definitive proxy statement for our 2023 Annual Meeting of Stockholders pursuant to Regulation 14A not later than 120 days after March 4, 2023. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference from that proxy statement. Our 2023 Annual Meeting of Stockholders is scheduled to be held on July 26, 2023.

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Board Leadership Structure,” “Director Nominations,” “Committees of the Board of Directors” and, if applicable, “Delinquent Section 16(a) Reports.”

Item 11.   Executive Compensation

The information required by this Item is incorporated by reference to the sections of the Proxy Statement under the headings “Components of Executive Compensation for Fiscal Year 2023,” and “Committees of the Board of Directors.”

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

3.           Exhibits

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Amended and Restated Asset Purchase Agreement, dated September 18, 2017, among Rite Aid Corporation, Walgreens Boots Alliance, Inc. and Walgreen Co.*	Exhibit 2.1 to Form 8-K, filed on September 19, 2017
2.2	Receivable Purchase Agreement, dated as of October 13, 2022, by and between Elixir Insurance Company and Part D Receivable Trust 2020-1 (Series F)	Exhibit 2.1 Filed to Form 8-K, filed on October 14, 2022
2.3	Indemnity Agreement, dated as of October 13, 2022 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series F)	Exhibit 2.2 Filed to Form 8-K, filed on October 14, 2022
2.4	Receivable Purchase Agreement, dated as of February 3, 2023, by and between Elixir Insurance Company and Part D Receivable Trust 2020-1 (Series G)	Exhibit 2.1 Filed to Form 8-K, filed on February 3, 2023
2.5	Indemnity Agreement, dated as of February 3, 2023, by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series G)	Exhibit 2.2 to Form 8-K, filed on February 3, 2023
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 8-K, filed on April 18, 2019

Exhibit Numbers	Description	Incorporation By Reference To
3.3	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on April 17, 2020
4.1	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
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
4.12

Supplemental Indenture, dated as of September 19, 2022, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of February 5, 2020, related to the Company's 7.500% Senior Secured Notes due 2025

Exhibit 4.12 to Form 10-Q, filed on January 4, 2023
4.13

Supplemental Indenture, dated as of September 19, 2022, among Rite Aid Corporation, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of July 27, 2020, related to the Company’s 8.000% Senior Secured Notes due 2026

Exhibit 4.13 to Form 10-Q, filed on January 4, 2023
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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.15	Amendment to Employment Agreement by and between Rite Aid Corporation and Jocelyn Z. Konrad, dated as of March 12, 2019 †	Exhibit 10.32 to Form 10-Q, filed on July 11, 2019
10.16	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019 †	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.17	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019 †	Exhibit 10.34 to Form 10-Q, filed on July 11, 2019
10.18	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017 †	Exhibit 10.35 to Form 10-Q, filed on July 11, 2019
10.19	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016 †	Exhibit 10.36 to Form 10-Q, filed on July 11, 2019
10.20	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001 †	Exhibit 10.37 to Form 10-Q, filed on July 11, 2019
10.21	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019*	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.22	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019* †	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.23	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019 †	Exhibit 10.2 to Form 8-K, filed on August 12, 2019
10.24	Employment Agreement dated October 2, 2019 by and between Rite Aid Corporation and James Peters †	Exhibit 10.1 to Form 8-K, filed on October 2, 2019
10.25	Employment Agreement by and between Rite Aid Corporation and Jessica Kazmaier, dated as of March 12, 2019 †	Exhibit 10.43 to Form 10-K filed on April 27, 2020
10.26	Amendment to Employment Agreement by and between Jessica Kazmaier, dated November 6, 2019 †	Exhibit 10.44 to Form 10-K filed on April 27, 2020
10.27	Employment Agreement by and between Justin Mennen, dated as of December 7, 2018 †	Exhibit 10.45 to Form 10-K filed on April 27, 2020
10.28	Amendment to Employment Agreement by and between Justin Mennen, dated November 6, 2019 †	Exhibit 10.46 to Form 10-K filed on April 27, 2020
10.29	Employment Agreement by and between Rite Aid Corporation and Andre Persaud, dated as of January 28, 2020 †	Exhibit 10.47 to Form 10-K filed on April 27, 2020
10.30	Employment Agreement by and between Rite Aid Corporation and Paul D. Gilbert, as of July 29, 2020 †	Exhibit 10.46 to Form 10-Q filed on October 6, 2020
10.31	Rite Aid Corporation Amended and Restated 2020 Omnibus Equity Plan, as amended †	Appendix B-1 to Schedule 14A (Definitive Proxy Statement) filed on June 10, 2022
10.32	Rite Aid Corporation Amended and Restated 2020 Omnibus Equity Plan †	Appendix B-1 to Schedule 14A (Definitive Proxy Statement) filed on May 20, 2021
10.33	Form Award Agreement (Executive) under the Rite Aid Corporation 2020 Omnibus Equity Plan †	Exhibit 10.2 to Form 8-K filed on July 8, 2020
10.34	Form Award Agreement (Non-employee Director) under the Rite Aid Corporation 2020 Omnibus Equity Plan †	Exhibit 10.3 to Form 8-K filed on July 8, 2020
10.35	Separation Agreement by and between Rite Aid Corporation and Jocelyn Konrad, dated as of March 7, 2022	Exhibit 10.35 to Form 10-Q, filed on July 6, 2022
10.36	Separation Agreement by and between Rite Aid Corporation and James Peters, as of March 7, 2022	Exhibit 10.36 to Form 10-Q, filed on July 6, 2022
10.37	Offer Letter, by and between Rite Aid Corporation and Steven K. Bixler dated September 11, 2022	Exhibit 10.1 to Form 8-K, filed on September 12, 2022
10.38	Separation Agreement by and between Rite Aid Corporation and Heyward Donigan dated January 7, 2023	Exhibit 10.1 to Form 8-K filed on January 9, 2023

Exhibit Numbers	Description	Incorporation By Reference To
10.39	Offer Letter by and between Rite Aid Corporation and Elizabeth “Busy” Burr dated January 7, 2023	Exhibit 10.2 to Form 8-K filed on January 9, 2023
21	Subsidiaries of the Registrant	Filed herewith
22	List of Subsidiary Guarantors	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
*	Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.
†	Compensatory plan or arrangement

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

RITE AID CORPORATION

By:	/s/ BRUCE G. BODAKEN
Bruce G. Bodaken
Chairman
Dated:	May 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on May 1, 2023.

Signature	Title

/s/ ELIZABETH BURR	Chief Executive Officer, Interim (principal executive officer)
Elizabeth Burr

/s/ MATTHEW C. SCHROEDER	Executive Vice President and Chief Financial Officer (principal financial officer)
Matthew C. Schroeder

/s/ STEVEN BIXLER	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Steven Bixler

/s/ BRUCE G. BODAKEN	Director
Bruce G. Bodaken

/s/ BARI HARLAM	Director
Bari Harlam

/s/ ROBERT E. KNOWLING, JR	Director
Robert E. Knowling, Jr

/s/ LOUIS P. MIRAMONTES	Director
Louis P. Miramontes

/s/ ARUN NAYAR	Director
Arun Nayar

/s/ KATHERINE QUINN	Director
Katherine Quinn

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Rite Aid Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rite Aid Corporation and subsidiaries (the "Company") as of March 4, 2023 and February 26, 2022, the related consolidated statements of operations, comprehensive loss, stockholders' (deficit) equity, and cash flows, for each of the three years in the period ended March 4, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 4, 2023 and February 26, 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 4, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 4, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Pharmacy Services Reporting Unit — Refer to Note 14 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to the carrying value of each reporting unit. The Company uses either a qualitative assessment approach or a quantitative assessment approach. For the quantitative approach, the Company estimates fair value using an average based on an income approach and a market approach. The income approach is based on the present value of future cash flows of the reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates, and market activity. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $508 million as of March 4, 2023 of which $464 million is allocated to the Pharmacy Services reporting unit. During the current year, the Company recorded a partial impairment charge of $371 million for the Pharmacy Services reporting unit, with $252 million occurring as part of an interim assessment during the thirteen week period ended August 27, 2022, and $119 million occurring as part of the annual assessment during the fourteen week period ended March 4, 2023 for the Pharmacy Services reporting unit.

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

May 1, 2023

We have served as the Company's auditor since 1999.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 4,	February 26,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$157,151	$39,721
Accounts receivable, net	1,149,958	1,343,496
Inventories, net	1,900,744	1,959,389
Prepaid expenses and other current assets	93,194	106,749
Total current assets	3,301,047	3,449,355
Property, plant and equipment, net	907,771	989,167
Operating lease right-of-use assets	2,497,206	2,813,535
Goodwill	507,936	879,136
Other intangibles, net	250,112	291,196
Deferred tax assets	12,368	20,071
Other assets	50,922	86,543
Total assets	$7,527,362	$8,529,003
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$6,332	$5,544
Accounts payable	1,494,611	1,571,261
Accrued salaries, wages and other current liabilities	724,529	780,632
Current portion of operating lease liabilities	502,403	575,651
Total current liabilities	2,727,875	2,933,088
Long-term debt, less current maturities	2,925,258	2,732,986
Long-term operating lease liabilities	2,372,943	2,597,090
Lease financing obligations, less current maturities	12,580	14,830
Other noncurrent liabilities	130,482	151,976
Total liabilities	8,169,138	8,429,970
Commitments and contingencies	—	—
Stockholders’ (deficit) equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 56,629 and 55,752	56,629	55,752
Additional paid-in capital	5,917,964	5,910,299
Accumulated deficit	(6,601,517)	(5,851,581)
Accumulated other comprehensive loss	(14,852)	(15,437)
Total stockholders’ (deficit) equity	(641,776)	99,033
Total liabilities and stockholders’ (deficit) equity	$7,527,362	$8,529,003

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Revenues	$24,091,899	$24,568,255	$24,043,240
Costs and expenses:
Cost of revenues	19,287,959	19,461,760	19,338,918
Selling, general and administrative expenses	4,902,087	5,033,876	4,657,185
Facility exit and impairment charges	211,385	180,190	58,403
Goodwill and intangible asset impairment charges	371,200	229,000	29,852
Interest expense	224,399	191,601	201,388
(Gain) loss on debt modifications and retirements, net	(80,142)	3,235	(5,274)
(Gain) loss on sale of assets, net	(68,586)	5,505	(69,300)
Loss (gain) on Bartell acquisition	—	5,346	(47,705)
	24,848,302	25,110,513	24,163,467
Loss from continuing operations before income taxes	(756,403)	(542,258)	(120,227)
Income tax benefit	(6,467)	(3,780)	(20,157)
Net loss from continuing operations	(749,936)	(538,478)	(100,070)
Net income from discontinued operations, net of tax	—	—	9,161
Net loss	$(749,936)	$(538,478)	$(90,909)
Computation of loss attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(749,936)	$(538,478)	$(100,070)
Income from discontinued operations attributable to common stockholders—basic and diluted	—	—	9,161
Net loss attributable to common stockholders—basic and diluted	$(749,936)	$(538,478)	$(90,909)
Basic and diluted loss per share:
Continuing operations	$(13.71)	$(9.96)	$(1.87)
Discontinued operations	$—	$—	$0.18
Net basic and diluted loss per share	$(13.71)	$(9.96)	$(1.69)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Net loss	$(749,936)	$(538,478)	$(90,909)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0, $0 and $0 income tax expense	585	8,590	24,382
Change in fair value of interest rate cap	—	27	462
Total other comprehensive income	585	8,617	24,844
Comprehensive loss	$(749,351)	$(529,861)	$(66,065)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE FEBRUARY 29, 2020	54,716	$54,716	$5,890,903	$(5,222,194)	$(48,898)	$674,527
Net loss				(90,909)		(90,909)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					24,382	24,382
Change in fair value of interest rate cap					462	462
Comprehensive loss						(66,065)
Exchange of restricted shares for taxes	(189)	(189)	(2,897)			(3,086)
Issuance of restricted stock	780	780	(780)			—
Cancellation of restricted stock	(166)	(166)	166			—
Amortization of restricted stock balance			9,126			9,126
Stock-based compensation expense			599			599
Stock options exercised	2	2	51			53
BALANCE FEBRUARY 27, 2021	55,143	$55,143	$5,897,168	$(5,313,103)	$(24,054)	$615,154
Net loss				(538,478)		(538,478)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					8,590	8,590
Change in fair value of interest rate cap					27	27
Comprehensive loss						(529,861)
Exchange of restricted shares for taxes	(177)	(177)	(2,411)			(2,588)
Issuance of restricted stock	973	973	(973)			—
Cancellation of restricted stock	(187)	(187)	187			—
Amortization of restricted stock balance			10,308			10,308
Stock-based compensation expense			600			600
Amortization of performance-based incentive plans			5,420			5,420
BALANCE FEBRUARY 26, 2022	55,752	$55,752	$5,910,299	$(5,851,581)	$(15,437)	$99,033
Net loss				(749,936)		(749,936)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					585	585
Comprehensive loss						(749,351)
Exchange of restricted shares for taxes	(415)	(415)	(2,247)			(2,662)
Issuance of restricted stock	1,662	1,662	(1,662)			—
Cancellation of restricted stock	(370)	(370)	370			—
Amortization of restricted stock balance			13,897			13,897
Stock-based compensation expense			720			720
Amortization of performance-based incentive plans			(3,413)			(3,413)
BALANCE MARCH 4, 2023	56,629	$56,629	$5,917,964	$(6,601,517)	$(14,852)	$(641,776)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities:
Net loss	$(749,936)	$(538,478)	$(90,909)
Net income from discontinued operations, net of tax	—	—	9,161
Net loss from continuing operations	$(749,936)	$(538,478)	$(100,070)
Adjustments to reconcile to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	276,583	295,686	327,124
Facility exit and impairment charges	211,385	180,190	58,403
Goodwill and intangible asset impairment charges	371,200	229,000	29,852
LIFO charge (credit)	53,028	1,314	(51,692)
(Gain) loss on sale of assets, net	(68,586)	5,505	(69,300)
Change in allowances for uncollectible accounts receivable	15,267	22,011	—
Loss (gain) on Bartell acquisition	—	5,346	(47,705)
Stock-based compensation expense	11,537	13,050	13,003
(Gain) loss on debt modifications and retirements, net	(80,142)	3,235	(5,274)
Changes in deferred taxes	7,703	(6,709)	(10,633)
Changes in operating assets and liabilities:
Accounts receivable	151,610	54,086	(182,404)
Inventories	5,158	(97,112)	177,263
Accounts payable	(96,570)	139,228	(35,372)
Operating lease right-of-use assets and operating lease liabilities	(86,133)	(29,375)	(28,044)
Other assets	36,478	33,737	80,975
Other liabilities	(111,021)	68,558	(50,947)
Net cash (used in) provided by operating activities of continuing operations:	(52,439)	379,272	105,179
Investing activities:
Payments for property, plant and equipment	(215,285)	(194,090)	(195,141)
Intangible assets acquired	(32,400)	(26,623)	(29,800)
Acquisition of business, net of cash acquired	—	—	(86,230)
Proceeds from insured loss	—	10,436	12,500
Proceeds from dispositions of assets and investments	69,582	18,706	11,444
Proceeds from sale-leaseback transactions	73,344	57,498	177,892
Net cash used in investing activities of continuing operations:	(104,759)	(134,073)	(109,335)
Financing activities:
Proceeds from issuance of long-term debt	50,000	350,000	849,918
Net proceeds from (payments to) revolver	491,000	(141,000)	200,000
Principal payments on long-term debt	(277,941)	(545,036)	(1,058,537)
Change in zero balance cash accounts	18,289	(8,285)	(36,463)
Net proceeds from issuance of common stock	—	—	53
Financing fees paid for early debt redemption	(1,733)	(833)	(2,399)
Payments for taxes related to net share settlement of equity awards	(2,662)	(2,588)	(3,086)
Deferred financing costs paid	(2,325)	(18,638)	(14,729)
Net cash provided by (used in) financing activities of continuing operations:	274,628	(366,380)	(65,243)
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	—	(82,189)
Investing activities of discontinued operations	—	—	94,310
Financing activities of discontinued operations	—	—	—
Net cash provided by discontinued operations	—	—	12,121
Increase (decrease) in cash and cash equivalents	117,430	(121,181)	(57,278)
Cash and cash equivalents, beginning of period	39,721	160,902	218,180
Cash and cash equivalents, end of period	$157,151	$39,721	$160,902

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

The Company is a Delaware corporation and through its 100% owned subsidiaries, operates a pharmacy retail healthcare company in the United States of America. The Company operates through its two reportable segments: the Retail Pharmacy Segment and the Pharmacy Services Segment. The Retail Pharmacy Segment operates one of the largest retail drugstore chains in the United States, with 2,309 stores in operation as of March 4, 2023. The Retail Pharmacy Segment’s drugstores’ primary business is the sale of brand and generic prescription drugs. The Retail Pharmacy Segment also sells a full selection of health and beauty aids and personal care products, seasonal merchandise and a large private brand product line. The Pharmacy Services Segment provides a fully integrated suite of pharmacy benefit management (“PBM”) offerings including technology solutions, mail delivery services, specialty pharmacy, network and rebate administration, claims adjudication and pharmacy discount programs, through Elixir Pharmacy and Laker Software. Elixir also offers a national Medicare Part D prescription drug plan through Elixir Insurance (“EI”). See Note 21 for additional details on the Company’s reportable segments.

The discussion and presentation of the operating and financial results of our business segments have been impacted by the following event.

Pursuant to the terms and subject to the conditions set forth in the Amended and Restated Asset Purchase Agreement (the "Amended and Restated Asset Purchase Agreement"), dated as of September 18, 2017, by and among Rite Aid, WBA and Walgreen Co., an Illinois corporation and 100% owned subsidiary of WBA ("Buyer"), Buyer agreed to purchase from Rite Aid 1,932 stores (the "Acquired Stores"), three distribution centers, related inventory and other specified assets and liabilities related thereto for a purchase price of approximately $4,375,000, on a cash free, debt free basis (the "Asset Sale" or the "Sale"). As of March 4, 2023, the Company has sold all 1,932 Acquired Stores, three distribution centers and related assets to WBA in exchange for proceeds of $4,375,000, which were used to repay outstanding debt. Based on its magnitude and because the Company has exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Asset Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). See additional information as provided in Note 4 Asset Sale to WBA.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

Revenues for the Company are as follows:

	Year Ended
	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Retail Pharmacy Segment:
Pharmacy sales	$12,582,593	$12,152,491	$10,915,442
Front-end sales	5,078,820	5,218,182	5,322,943
Other revenue	123,654	124,143	126,875
Total Retail Pharmacy Segment	17,785,067	17,494,816	16,365,260
Pharmacy Services Segment revenue	6,522,299	7,323,125	7,970,137
Intersegment elimination	(215,467)	(249,686)	(292,157)
Total revenue	$24,091,899	$24,568,255	$24,043,240

Sales of prescription drugs for our Retail Pharmacy Segment represented approximately 71.2%, 70.0% and 66.7% of the Company’s total drugstore sales in fiscal years 2023, 2022 and 2021, respectively. The Retail Pharmacy Segment’s principal classes of products in fiscal 2023 were the following:

Percentage
Product Class	of Sales
Prescription drugs	71.2%
Over-the-counter medications and personal care	10.9%
Health and beauty aids	4.3%
General merchandise and other	13.6%

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to February 29 or March 1. The fiscal year ended March 4, 2023 included 53 weeks. The fiscal years ended February 26, 2022 and February 27, 2021 included 52 weeks.

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

Allowance for Uncollectible Receivables

In our Retail Pharmacy Segment, substantially all prescription sales are made to customers who are covered by third-party payors, such as insurance companies, government agencies and employers. The Company recognizes receivables that represent the amount owed to the Company for sales made to customers or employees of those payors that have not yet been paid. In our Pharmacy Services Segment, receivables are recorded for claims for prescriptions

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

issued for customers, customer administrative fees, amounts due from the Centers for Medicare and Medicaid Services (“CMS”) for Medicare Part D, and amounts due from certain drug manufacturers or rebate aggregators for rebates. The Company maintains a reserve for the expected credit losses associated with these receivables. This reserve is calculated based upon historical collection activity adjusted for current conditions.

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

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The Company capitalizes direct internal and external development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. For fiscal years 2023, 2022 and 2021, the Company capitalized costs of approximately $5,099, $13,388 and $12,669, respectively.

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

Intangible Assets

The Company has certain finite-lived intangible assets that are amortized over their useful lives. Prescription files acquired in business combinations are amortized over an estimated useful life of 10 years on an accelerated basis, which approximates the anticipated prescription file retention and related cash flows. Purchased prescription files acquired in other than business combinations are amortized over their estimated useful lives of five years on a straight-line basis. The value of finite-lived trade names are amortized over 10 years on a straight-line basis. The value of customer relationships, acquired in connection with the Company’s acquisition of Elixir, are amortized over a period between 10 and 20 years on a descending percentage method which matches the pattern of expected discounted cash flows. The Pharmacy Services Segment’s contract with CMS for Part D, which is required in order to act as a national provider of the Part D benefit, is amortized over 12 years on a straight line basis, of which four years remain.

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

Deferred Financing Costs

Costs incurred to issue debt are deferred and amortized as a component of interest expense over the terms of the related debt agreements. Amortization expense of deferred financing costs was $9,993, $10,927 and $11,201 for fiscal 2023, 2022 and 2021, respectively.

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

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

receive, net of an allowance for estimated future returns. Return activity is immaterial to revenues and results of operations in all periods presented.

For pharmacy sales, the Retail Pharmacy Segment recognizes revenue upon the transfer of control of the goods to the customer. The Company satisfies its performance obligation, upon pickup by the customer, which is when the customer takes title to the product. Each prescription claim represents an individual arrangement with the customer and is a performance obligation, separate and distinct from other prescription claims. The Company's revenue is measured based on the amount of fixed consideration that we expect to receive, reduced by refunds owed to the third-party payor for pricing guarantees and performance against defined value-based service and performance metrics. The inputs to these estimates are not highly subjective or volatile. The effect of adjustments between estimated and actual amounts has not been material to the Company's results of operations or financial position. Prescriptions are generally not returnable.

The Retail Pharmacy Segment offered a chain-wide loyalty card program titled wellness+. Individual customers were able to become members of the wellness+ program. Members participating in the wellness+ loyalty card program earned points on a calendar year basis for eligible front-end merchandise purchases and qualifying prescription purchases. The wellness+ program was terminated as of July 1, 2020, with benefits earned as of that date available to be used through the end of calendar 2020. Beginning in December 2020, the Company granted temporary extensions of benefits to certain previous members that were eligible for a discount as of the end of each previous six-month period such that those prior members were eligible to continue to receive that discount on purchases made through the subsequent six months with no additional purchase requirement. New and existing customers who were not already eligible for program benefits also had the opportunity to earn additional discounts on purchases made through each six-month period. A final extension was granted on December 31, 2021 through February 26, 2022 at which point all discounts were terminated.

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

Points earned pursuant to the Rite Aid Rewards program represent a performance obligation. The value of unredeemed Rite Aid Rewards points is deferred as a contract liability (included in other current liabilities). As members redeem points in the form of a Rite Aid Rewards coupon or when points or unredeemed Rite Aid Rewards coupons expire, the Retail Pharmacy Segment recognizes the redeemed/expired portion of the deferred contract liability into revenue. For the fifty-three week period ended March 4, 2023, the Company recognized additional contract deferrals of $2,030 as a reduction of revenues. The Retail Pharmacy Segment had accrued contract liabilities of $2,030 and $0 as of March 4, 2023 and February 26, 2022, respectively.

Pharmacy Services Segment

The Pharmacy Services Segment sells prescription drugs indirectly through its retail pharmacy network and directly through its mail service dispensing pharmacy. The Pharmacy Services Segment recognizes revenue from prescription drugs sold by: (i) its mail service dispensing pharmacy and; (ii) under retail pharmacy network contracts where it is the principal at the contract prices negotiated with its clients, primarily employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

health benefit plans, and individuals throughout the United States. Revenues include: (i) the portion of the price the client pays directly to the Pharmacy Services Segment, net of any volume-related or other discounts paid back to the client (see “Drug Discounts” below); (ii) the price paid to the Pharmacy Services Segment by client plan members for mail order prescriptions (“Mail Co-Payments”); (iii) client plan member co-payments made directly to the retail pharmacy network and; (iv) administrative fees. Revenue is recognized when the Pharmacy Services Segment meets its performance obligations relative to each transaction type. The following revenue recognition policies have been established for the Pharmacy Services Segment:

●	Revenues generated from prescription drugs sold by third-party pharmacies in the Pharmacy Services Segment’s retail pharmacy network and associated administrative fees are recognized at the Pharmacy Services Segment’s point-of-sale, which is when the claim is adjudicated by the Pharmacy Services Segment’s online claims processing system. At this point the Company has performed all of its performance obligations.
●	Revenues generated from prescription drugs sold by the Pharmacy Services Segment’s mail service dispensing pharmacy are recognized when the prescription is shipped. At the time of shipment, the Pharmacy Services Segment has performed all of its performance obligations under its client contracts, as control of and title to the product has passed to the client plan members. The Pharmacy Services Segment does not experience a significant level of returns or reshipments.
●	Revenues generated from administrative fees based on membership or claims volume are recognized monthly based on the terms within the individual contracts, either a monthly member-based fee, or a claims volume-based fee.

In the majority of its contracts, the Pharmacy Services Segment is the principal because its client contracts give clients the right to obtain access to its pharmacy contracts under which the Pharmacy Services Segment directs its pharmacy network to provide the services (drug dispensing, consultation, etc.) and goods (prescription drugs) to the clients’ members at its negotiated pricing. The Pharmacy Services Segment’s obligations under its client contracts are separate and distinct from its obligations to the third-party pharmacies included in its retail pharmacy network contracts. In the majority of these contracts, the Pharmacy Services Segment is contractually required to pay the third-party pharmacies in its retail pharmacy network for products sold after payment is received from its clients. The Pharmacy Services Segment has control over these transactions until the prescription is transferred to the member and, thus, that it is acting as a principal. As such, the Pharmacy Services Segment records the total prescription price contracted with clients in revenues.

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

Drug Discounts—The Pharmacy Services Segment deducts from its revenues that are generated from prescription drugs sold by third-party pharmacies any rebates, inclusive of discounts and fees, earned by its clients based on utilization levels and other factors as negotiated with the prescription drug manufacturers, rebate aggregators or suppliers. Rebates are paid to clients in accordance with the terms of client contracts.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

Medicare Part D—The Pharmacy Services Segment, through its EI subsidiary, participates in the federal government’s Medicare Part D program as a Medicare Part D Prescription Drug Plan (“PDP”). Please refer to Note 10, Medicare Part D.

Disaggregation of Revenue

The following tables disaggregate the Company’s revenue by major source in each segment for the fiscal year ended March 4, 2023:

March 4,
2023
In thousands	(53 Weeks)
Retail Pharmacy Segment:
Pharmacy sales	$12,582,593
Front-end sales	5,078,820
Other revenue	123,654
Total Retail Pharmacy Segment	17,785,067
Pharmacy Services Segment	6,522,299
Intersegment elimination	(215,467)
Total revenue	$24,091,899

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

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

Vendor Rebates and Allowances and Purchase Discounts

Retail Pharmacy Segment

The Retail Pharmacy Segment’s rebates and allowances received from vendors relate to either buying and merchandising or promoting the product. Buying and merchandising related rebates and allowances are recorded as a reduction of cost of revenue as product is sold. Buying and merchandising rebates and allowances include all types of vendor programs such as cash discounts from timely payment of invoices, purchase discounts or rebates, volume purchase allowances, price reduction allowances and slotting allowances. Certain product promotion related rebates and allowances, primarily related to advertising, are recorded as a reduction in selling, general and administrative expenses when the advertising commitment has been satisfied.

Pharmacy Services Segment

The Pharmacy Services Segment receives purchase discounts on products purchased. The Pharmacy Services Segment’s contractual arrangements with vendors, including manufacturers and rebate aggregators, wholesalers and retail pharmacies, normally provide for the Pharmacy Services Segment to receive purchase discounts from established list prices in one, or a combination, of the following forms: (i) a direct discount at the time of purchase, or (ii) a discount (or rebate) paid subsequent to dispensing when products are purchased indirectly from a manufacturer (e.g., through a wholesaler or retail pharmacy). These rebates are recognized when prescriptions are dispensed and are generally billed within 30 days of the end of each completed quarter. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material to the Pharmacy Services Segment’s results of operations. The Pharmacy Services Segment accounts for the effect of any such differences as a change in accounting estimate in the period the reconciliation is completed. The Pharmacy Services Segment also receives additional discounts under its wholesaler and rebate aggregator contracts and fees from pharmaceutical manufacturers for administrative services. Purchase discounts and administrative service fees are recorded as a reduction of cost of revenues.

Rebates payable to clients for the Pharmacy Services Segment

The Pharmacy Services Segment has contractual arrangements with clients, including health plans, commercial employers, labor groups, and state and local governments, which entitles such clients to a portion of certain rebates received by the Pharmacy Services Segment. Estimated rebates payable to clients are recognized when prescriptions are dispensed and are generally paid to clients up to eight months in arrears.  Historically, the effect of adjustments resulting from the reconciliation of estimated rebates payable to clients recognized and the amount actually paid has not been material to the Pharmacy Services Segment’s results of operations.  The Pharmacy Services Segment accounts for the effect of any such difference as a change in accounting estimate in the period the reconciliation is completed.  Estimated rebates payable to clients are recorded as a reduction of revenues.

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

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

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

Advertising

Advertising costs, net of specific vendor advertising allowances, are expensed in the period the advertisement first takes place. Advertising expenses, net of vendor advertising allowances, for fiscal 2023, 2022 and 2021 were $133,379, $146,085 and $122,725, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

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

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

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

Significant Concentrations

Retail Pharmacy Segment

The Company’s pharmacy sales were primarily to customers covered by health plan contracts, which typically contract with a third-party payor that agrees to pay for all or a portion of a customer’s eligible prescription purchases. During fiscal 2023, the top five third-party payors accounted for approximately 83.4% of the Company’s pharmacy sales. The largest third-party payor, Caremark, represented 33.4%, 32.1% and 30.4% of pharmacy sales during fiscal 2023, 2022 and 2021, respectively. Third-party payors are entities such as an insurance company, governmental agency, health maintenance organization or other managed care provider, and typically represent several health care contracts and customers.

During fiscal 2023, state sponsored Medicaid agencies and related managed care Medicaid payors accounted for approximately 19.9% of the Company’s pharmacy sales, the largest of which was approximately 6.6% of the Company’s pharmacy sales. During fiscal 2023, approximately 38.8% of the Company’s pharmacy sales were to customers covered by Medicare Part D. Any significant loss of third-party payor business could have a material adverse effect on the Company’s business and results of operations.

During fiscal 2023, the Company purchased brand and generic pharmaceuticals, which amounted to approximately 98% of the dollar volume of its prescription drugs from McKesson Corporation (“McKesson”) under its expanded agreement executed on February 17, 2014 and amended in fiscal 2019 for its pharmaceutical purchasing and distribution whereby McKesson assumed responsibility for purchasing essentially all of the brand and generic medications the Company dispenses as well as providing a new direct store delivery model to all of the Company’s stores. If the Company’s relationship with McKesson was disrupted, it could temporarily have difficulty filling

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

prescriptions for brand-named and generic drugs until it executed a replacement wholesaler agreement or developed and implemented self-distribution processes.

Pharmacy Services Segment

The Company’s Pharmacy Services Segment revenue is currently generated from a limited number of customers. During fiscal 2023, its top five customers accounted for 65.9% of its Pharmacy Services Segment revenue, which includes 6.9% related to a client which termed on January 1, 2023. The largest payor, CMS, represented 43.1%, 41.1% and 36.6% of Pharmacy Services Segment revenue during fiscal 2023, 2022 and 2021, respectively. Pharmacy Services Segment customers are entities such as employers, insurance companies, unions, government employee groups, health plans, Managed Medicaid plans, Medicare plans, and other sponsors of health benefit plans, and individuals throughout the United States.

The Pharmacy Services Segment, through its EI subsidiary, participates in the federal government’s Medicare Part D program as a PDP. During fiscal 2023, fiscal 2022 and fiscal 2021, net revenues of $529,025 (2.2% of consolidated revenues), $589,620 (2.4% of consolidated revenues) and $630,104 (2.6% of consolidated revenues), respectively, include insurance premiums earned by the PDP, which are determined based on the PDP’s annual bid and related contractual arrangements with CMS.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying Generally Accepted Accounting Principles (“GAAP”) to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another rate affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of Interbank Offered Rates (“IBORs”) and, particularly, the risk of cessation of LIBOR, regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to the above ASU to clarify certain optional expedients and exceptions in Topic 848. The Company adopted ASU 2020-04 effective December 1, 2022 and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

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

2. Acquisition

On December 18, 2020, pursuant to that certain stock purchase agreement, dated as of October 7, 2020, by and between the Company and Bartell Drug Company (“Bartell”), the Company acquired Bartell (the “Acquisition”), a Washington corporation, for approximately $89,724 in cash, subject to certain customary post-closing working capital adjustments. The Company financed the Acquisition with borrowings under its senior secured credit facilities together with cash on hand.  Bartell operated 67 retail drugstores and one distribution center in the greater Seattle Washington area.  Bartell operates as a 100 percent owned subsidiary of the Company within its Retail Pharmacy Segment.

The Company’s consolidated financial statements for fiscal 2023 and 2022 include Bartell’s results of operations. The Company’s consolidated financial statements for fiscal 2021 include Bartell’s results of operations from the Acquisition date of December 18, 2020 through February 27, 2021, including revenues of $101,083. The Company’s consolidated financial statements at February 26, 2022 reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations,” whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

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

(1)            Intangible assets are recorded at estimated fair value, as determined by management based on available information which includes a final valuation prepared by an independent third-party. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earnings methods. The major assumptions used in arriving at the estimated identifiable intangible asset values included management’s final estimates of future cash flows, discounted at an appropriate rate of return which are based on the weighted average cost of capital for both the Company and other market participants, projected customer attrition rates, as well as applicable royalty rates for comparable assets. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows. The estimated fair value of intangible assets and related useful lives as included in the final purchase price allocation include:

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

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

During fiscal 2023, fiscal 2022 and fiscal 2021, acquisition costs of $0, $12,797 and $10,549, respectively, were expensed as incurred. The following unaudited pro forma combined financial data gives effect to the Acquisition as if it had occurred as of March 1, 2019.

The unaudited combined pro forma results do not include any incremental cost savings that may result from the integration. The adjustments are based on information available to the Company at this time. Accordingly, the adjustments are subject to change and the impact of such changes may be material.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

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

	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)
	Pro forma	Pro forma	Pro forma
Net revenues as reported	$24,091,899	$24,568,255	$24,043,240
Supplemental Pro forma revenues	$24,091,899	$24,568,255	$24,468,777

Net loss as reported	$(749,936)	$(538,478)	$(90,909)
Supplemental Pro forma net loss	$(749,936)	$(538,478)	$(116,729)

3. Restructuring

Beginning in fiscal 2019, the Company initiated a series of restructuring plans designed to reorganize its executive management team, reduce managerial layers, and consolidate roles. In March 2020, the Company announced the details of its strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in its front-end offering to free up working capital and update its merchandise assortment, assessing its pricing and promotional strategy, rebranding its retail pharmacy and pharmacy services business, launching its Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services Segment both within the segment and across the enterprise. Other strategic initiatives include the expansion of the Company’s digital business, replacing and updating the Company’s financial systems to improve efficiency, and movement to a common client platform at Elixir. In April 2022, the Company announced further strategic initiatives to reduce costs through the closure of unprofitable stores, reduce corporate administration expenses, improve efficiencies in worked payroll and other store labor costs, engage in a comprehensive review of purchasing and other business processes in both the Retail Pharmacy and Pharmacy Services Segments in order to identify areas of opportunity, as well as expense reductions at the Pharmacy Services Segment. In December 2022, the Company announced a new multi-year performance acceleration program, which allows it to fast-track initiatives that will improve sales, script volume and operating margins, and free up cash. The Company is partnering with a leading consulting firm that has worked with several Fortune 150 firms to execute the turnaround model. This program has given the Company visibility to the profitability opportunities it can drive over the next three years by focusing on improvements and growth in its core businesses. These and future restructuring activities are expected to provide future growth and expense efficiency benefits. There can be no assurance that the Company’s current and future restructuring charges will achieve the cost savings and remerchandising benefits in the amounts or time anticipated.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

For the year ended March 4, 2023, the Company incurred total restructuring-related costs of $108,626, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	Segment	Services Segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts(a)	$15,342	$4,088	$19,430
Professional and other fees relating to restructuring activities(c)	71,142	18,054	89,196
Total restructuring-related costs	$86,484	$22,142	$108,626

For the year ended February 26, 2022, the Company incurred total restructuring-related costs of $35,121, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	Segment	Services Segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts(a)	$—	$2,502	$2,502
Professional and other fees relating to restructuring activities(c)	12,237	20,382	32,619
Total restructuring-related costs	$12,237	$22,884	$35,121

For the year ended February 27, 2021, the Company incurred total restructuring-related costs of $84,552, of which $63,613 is included as a component of SG&A and $20,939 is included as a component of cost of revenues. These costs are as follows:

	Retail Pharmacy	Pharmacy
	Segment	Services Segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts(a)	$13,443	$4,353	$17,796
Non-executive retention costs associated with the March 2019 reorganization(b)	1,136	(124)	1,012
Professional and other fees relating to restructuring activities(c)	40,053	4,752	44,805
SKU optimization charges(d)	20,939	—	20,939
Total restructuring-related costs	$75,571	$8,981	$84,552

In addition, during the fiscal year ended February 27, 2021, the Company incurred intangible asset impairment charges of $29,852 in connection with its rebranding initiatives as described in Note 14, Goodwill and Other Intangibles.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

A summary of activity for the year ended March 4, 2023 in the restructuring-related liabilities associated with the programs noted above, which is included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related	Professional and
	costs (a)	other fees (c)	Total

Balance as of February 26, 2022	$4,257	$4,463	$8,720
Additions charged to expense	11,904	10,742	22,646
Cash payments	(5,231)	(11,727)	(16,958)
Balance as of May 28, 2022	$10,930	$3,478	$14,408
Additions charged to expense	913	11,892	12,805
Cash payments	(2,782)	(10,066)	(12,848)
Balance as of August 27, 2022	$9,061	$5,304	$14,365
Additions charged to expense	4,800	21,700	26,500
Cash payments	(4,452)	(18,297)	(22,749)
Balance as of November 26, 2022	$9,409	$8,707	$18,116
Additions charged to expense	1,813	44,862	46,675
Cash payments	(3,564)	(11,415)	(14,979)
Balance as of March 4, 2023	$7,658	$42,154	$49,812
(a)	– Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with ongoing reorganization efforts.
(b)	– As part of its March 2019 reorganization, the Company incurred costs with the implementation of a retention plan for certain of its key associates.
(c)	– Professional and other fees include costs incurred in connection with the identification and implementation of initiatives associated with restructuring activities.
(d)	– Inventory reserve on product lines the Company is exiting and will no longer carry as part of its rebranding initiative.

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

During the first quarter of fiscal 2021, the Company completed the sale of the final distribution center and related assets to WBA for proceeds of $94,289. The impact of the sale of the distribution center and related assets resulted in a pre-tax gain of $12,690, which was included in the results of operations and cash flows of discontinued operations during fiscal 2021. The transfer of the final distribution center and related assets constitutes the final closing under the Amended and Restated Asset Purchase Agreement.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The Company had agreed to provide transition services to Buyer for up to three years after the initial closing of the Sale. Under the terms of the TSA, the Company provided various services on behalf of WBA, including, but not limited to, the purchase and distribution of inventory and virtually all selling, general and administrative activities. The term of the TSA had been extended to October 17, 2020, unless earlier terminated. In connection with these services, the Company purchased the related inventory and incurred cash payments for the selling, general and administrative activities, which, the Company billed on a cash neutral basis to WBA in accordance with terms as outlined in the TSA. There were no billings for these items during the fifty-three week period ended March 4, 2023 and fifty-two week period ended February 26, 2022. The Company charged WBA TSA fees of $0, $0 and $1,467 during the fifty-three week period ended March 4, 2023, and fifty-two week periods ended February 26, 2022 and February 27, 2021, respectively, which are reflected as a reduction to selling, general and administrative expenses. On October 17, 2020, the Company and WBA mutually agreed to terminate the services under the TSA.

Based on its magnitude and because the Company exited certain markets, the Sale represented a significant strategic shift that has a material effect on the Company’s operations and financial results. Accordingly, the Company has applied discontinued operations treatment for the Sale as required by Accounting Standards Codification 210-05—Discontinued Operations (ASC 205-20). In accordance with ASC 205-20, the Company reclassified the financial results of the Disposal Group in its consolidated statements of operations and consolidated statements of cash flows for fiscal 2021. The Company also revised its discussion and presentation of operating and financial results to be reflective of its continuing operations as required by ASC 205-20.

As of March 4, 2023 and February 26, 2022, there were no assets and liabilities classified as held for sale relating to the Asset Sale to WBA.

The operating results of the discontinued operations that are reflected on the consolidated statements of operations within net income from discontinued operations are as follows:

	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 weeks)	(52 weeks)	(52 weeks)
Revenues	$—	$—	$174
Costs and expenses:
Cost of revenues(a)	—	—	8
Selling, general and administrative expenses(a)	—	—	871
Interest expense(b)	—	—	—
Gain on sale of assets, net	—	—	(14,149)
	—	—	(13,270)
Income from discontinued operations before income taxes	—	—	13,444
Income tax expense	—	—	4,283
Net income from discontinued operations, net of tax	$—	$—	$9,161
(a)	Cost of revenues and selling, general and administrative expenses for the discontinued operations excludes corporate overhead. These charges are reflected in continuing operations.
(b)	In accordance with ASC 205-20, the operating results for the fifty-two week period ended February 27, 2021, for the discontinued operations include interest expense relating to the outstanding indebtedness repaid with the estimated excess proceeds from the Sale.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The operating results reflected above do not fully represent the Disposal Group’s historical operating results, as the results reported within net income from discontinued operations only include expenses that are directly attributable to the Disposal Group.

5. Loss Per Share

Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company subject to anti-dilution limitations.

	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Basic and diluted loss per share:
Numerator:
Net loss from continuing operations	$(749,936)	$(538,478)	$(100,070)
Net income from discontinued operations	—	—	9,161
Loss attributable to common stockholders — basic and diluted	$(749,936)	$(538,478)	$(90,909)
Denominator:
Basic and diluted weighted average shares	54,680	54,055	53,653
Basic and diluted loss per share:
Continuing operations	$(13.71)	$(9.96)	$(1.87)
Discontinued operations	—	—	0.18
Net basic and diluted loss per share	$(13.71)	$(9.96)	$(1.69)

Due to their anti-dilutive effect, 532, 701 and 780 potential common shares related to stock options have been excluded from the computation of diluted loss per share as of March 4, 2023, February 26, 2022 and February 27, 2021, respectively. Also, excluded from the computation of diluted loss per share as of March 4, 2023, February 26, 2022 and February 27, 2021 are restricted shares of 1,476, 1,533 and 1,293, respectively, which are included in shares outstanding.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

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

In performing the recoverability test, the Company compares the expected future cash flows of a store to the carrying amount of its assets. Significant judgment is used to estimate future cash flows. Major assumptions that contribute to its future cash flow projections include expected sales, gross profit and distribution expenses; expected costs such as payroll, occupancy costs and advertising expenses; and estimates for other significant selling, general and administrative expenses. Many long-term macroeconomic and industry factors are considered, both quantitatively and qualitatively, in the future cash flow assumptions. In addition to current and expected economic conditions such as inflation, interest and unemployment rates that affect customer shopping patterns, the Company considers that it operates in a highly competitive industry which includes the actions of other national and regional drugstore chains, independently owned drugstores, supermarkets, mass merchandisers, dollar stores and internet pharmacies. Additionally, the Company takes into consideration that certain operating stores are executing specific improvement plans which are monitored quarterly to recoup recent capital investments, such as an acquisition of an independent pharmacy, which it has made to respond to specific competitive or local market conditions, or have specific programs tailored towards a specific geography or market.

The Company recorded impairment charges of $137,075 in fiscal 2023, $150,788 in fiscal 2022 and $46,287 in fiscal 2021. The Company recorded impairment charges of $59,573 in the fourth quarter of fiscal 2023, $99,416 in the fourth quarter of fiscal 2022 and $31,057 in the fourth quarter of fiscal 2021. The Company’s methodology for recording impairment charges has been consistently applied in the periods presented.

As of March 4, 2023, $717.2 million of the Company’s long-lived assets, including intangible assets, were associated with 2,309 active operating stores. Additionally, we have approximately $2.3 billion of operating lease right-of-use assets associated with the active stores.

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

The Company recorded impairment charges for active stores of $13,544 in fiscal 2023, $56,182 in fiscal 2022 and $29,745 in fiscal 2021.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The Company reviews key performance results for active stores on a quarterly basis and approves certain stores for closure. Impairment for closed stores, if any (many stores are closed on lease expiration), are recorded in the quarter the closure decision is approved. Closure decisions are made on an individual store or regional basis considering all of the macroeconomic, industry and other factors, in addition to the active store’s individual operating results. The Company recorded impairment charges for closed facilities of $123,531 in fiscal 2023, $94,606 in fiscal 2022 and $16,542 in fiscal 2021.

The following table summarizes the impairment charges and number of locations, segregated by closed facilities and active stores that have been recorded in fiscal 2023, 2022 and 2021:

	March 4, 2023		February 26, 2022		February 27, 2021
(in thousands, except number of stores)	Number	Charge	Number	Charge	Number	Charge
Active stores:
Stores previously impaired(1)	44	$4,866	118	$12,339	174	$21,372
New, relocated and remodeled stores(2)	8	4,640	1	538	2	1,519
Remaining stores not meeting the recoverability test(3)	12	4,038	88	43,305	19	6,854
Total impairment charges—active stores	64	13,544	207	56,182	195	29,745
Total impairment charges—closed facilities	194	123,531	147	94,606	33	16,542
Total impairment charges—all locations	258	$137,075	354	$150,788	228	$46,287
(1)	These charges are related to stores that were impaired for the first time in prior periods. In an effort to improve the operating results or to meet geographical competition, the Company will often make additional capital additions in stores that were impaired in prior periods. These additions will be impaired in future periods if they are deemed to be unrecoverable. The fiscal 2023 impairment charge includes $3,087 of impairment relating to the ROU and $1,779 of capital additions. The fiscal 2022 impairment charge includes $5,434 of impairment relating to the ROU and $6,905 of capital additions. The fiscal 2021 impairment charge includes $15,459 of impairment relating to the ROU and $5,913 of capital additions.
(2)	These charges are related to new stores (open at least three years) and relocated stores (relocated in the last two years) and significant strategic remodels (remodeled in the last year) that did not meet their recoverability test during the current period. These stores have not met their original return on investment projections and have a historical loss of at least two years. Their future cash flow projections do not recover their current carrying value. The fiscal 2023 impairment charge includes $1,765 of impairment relating to the ROU and $2,875 of capital additions. The fiscal 2022 impairment charge includes $0 of impairment relating to the ROU and $538 of capital additions. The fiscal 2021 impairment charge includes $347 of impairment relating to the ROU and $1,172 of capital additions.
(3)	These charges are related to the remaining active stores that did not meet the recoverability test during the current period. These stores have a historical loss of at least two years. Their future cash flow projections do not recover their current carrying value. The fiscal 2023 impairment charge includes $1,765 of impairment relating to the ROU and $2,273 of capital additions. The fiscal 2022 impairment charge includes $26,130 of impairment relating to the ROU and $17,175 of capital additions. The fiscal 2021 impairment charge includes $3,177 of impairment relating to the ROU and $3,677 of capital additions.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

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

Long-lived non-financial assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes.

The table below sets forth by level within the fair value hierarchy the long-lived assets, which include right-of-use assets, as of the impairment measurement date for which an impairment assessment was performed and total losses as of March 4, 2023 and February 26, 2022:

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	March 4, 2023
Long-lived assets held for use	$—	$22,959	$42,717	$65,676	$(132,243)
Long-lived assets held for sale	$—	$5,115	$—	$5,115	$(4,832)
Total	$—	$28,074	$42,717	$70,791	$(137,075)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

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

In fiscal 2023, 2022 and 2021, the Company recorded facility exit charges of $74,310, $29,402 and $12,116, respectively.

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

The following table reflects the closed store and distribution center charges that relate to new closures, changes in assumptions and interest accretion:

	Year Ended
	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Balance—beginning of period	$18,688	$3,443	$2,253
Provision for present value of executory costs for leases exited	43,449	16,995	1,643
Changes in assumptions and other adjustments	325	4,296	(73)
Interest accretion	863	72	27
Cash payments	(13,553)	(6,118)	(407)
Balance—end of period	$49,772	$18,688	$3,443

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The Company’s revenues and income before income taxes for fiscal 2023, 2022 and 2021 included results from stores that have been closed or are approved for closure as of March 4, 2023. The revenue, operating expenses and income before income taxes of these stores for the periods are presented as follows:

	Year Ended
	March 4,	February 26,	February 27,
	2023	2022	2021
Revenues	$178,030	$586,056	$639,471
Operating expenses	192,357	640,996	699,662
Gain from sale of assets	(46,125)	(13,670)	(7,954)
Other expenses	25,396	52,999	13,057
Income (loss) before income taxes	6,402	(94,269)	(65,294)
Included in these stores’ income (loss) before income taxes are:
Depreciation and amortization	934	3,499	4,535
Inventory liquidation charges	(6,369)	(1,646)	(1,528)

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

As of March 4, 2023 and February 26, 2022, the Company did not have any financial assets measured on a recurring basis. Please see Note 6 and Note 14 for fair value measurements of non-financial assets measured on a non-recurring basis.

Other Financial Instruments

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short-term nature. In addition, as of March 4, 2023, the Company has $7,457 of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of prepaid expenses and other current assets. As of February 26, 2022, the Company has $7,406 of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets. The Company believes the carrying value of these investments approximates their fair value.

The fair value for Secured Overnight Financing Rate (“SOFR”) based borrowings as of March 4, 2023 and LIBOR-based borrowings as of February 26, 2022 under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $2,925,258 and $2,368,328, respectively, as of March 4,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

2023. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $2,732,986 and $2,661,122 respectively, as of February 26, 2022.

8. Income Taxes

The provision for income tax benefit from continuing operations was as follows:

	Year Ended
	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Current tax:
Federal	$(6)	$(6)	$(6,758)
State	9,082	7,454	4,145
	9,076	7,448	(2,613)
Deferred tax and other:
Federal	—	(1,301)	(12,649)
State	(15,543)	(9,927)	(4,895)

	(15,543)	(11,228)	(17,544)
Total income tax benefit	$(6,467)	$(3,780)	$(20,157)

A reconciliation of the expected statutory federal tax and the total income tax benefit from continuing operations was as follows:

	Year Ended
	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Federal statutory rate	$(158,845)	$(113,874)	$(25,247)
Nondeductible expenses	556	398	588
State income taxes, net	269,672	(46,252)	9,791
Bargain purchase gain	—	1,123	(10,018)
Decrease of previously recorded liabilities	(18,689)	(3,798)	(2,273)
Nondeductible compensation	2,045	1,551	3,764
Qualified fringe disallowance	342	224	313
Nondeductible excise tax	—	—	1,296
Stock based compensation	2,213	198	2,806
Valuation allowance	(103,946)	157,031	(1,827)
Other	185	(381)	650
Total income tax benefit	$(6,467)	$(3,780)	$(20,157)

Net loss for fiscal 2023 from continuing operations included an income tax benefit of $6,467. The state income tax expense reflected in the table above primarily resulted from the re-measurement of state deferred tax assets due to a reduced statutory Pennsylvania corporate net income tax rate. This state tax expense was offset by a corresponding income tax benefit of $256,411 to reduce the valuation allowance as a result of the reduced tax rate. Overall, an income tax benefit of $103,946 was recorded to maintain a full valuation allowance for federal deferred tax assets as well as the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

majority of the Company’s state deferred tax assets. These assets may not be realized based on the Company's most recent assessment that it is more likely than not that sufficient taxable income may not be generated to realize the tax benefits of the Company’s net deferred tax assets.

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

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on the Company’s current analysis of the provisions, it does not believe that this legislation will have a material impact on its financial statements.

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following as of March 4, 2023 and February 26, 2022:

	2023	2022
Deferred tax assets:
Accounts receivable	$26,769	$22,958
Accrued expenses	155,796	99,826
Pension, retirement and other benefits	40,100	67,686
Long-lived assets	364,618	299,507
Operating lease liabilities	781,721	883,713
Credits	21,955	22,917
Net operating losses	1,200,659	1,487,875
Other	271	225
Total gross deferred tax assets	2,591,889	2,884,707
Valuation allowance	(1,649,193)	(1,822,710)
Total deferred tax assets	942,696	1,061,997
Deferred tax liabilities:
Outside basis difference	5,622	5,682
Inventory	244,554	251,221
Operating lease right-of-use assets	680,152	785,023
Total gross deferred tax liabilities	930,328	1,041,926
Net deferred tax assets	$12,368	$20,071

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits from continuing operations was as follows:

	2023	2022	2021
Unrecognized tax benefits	$103,629	$184,414	$198,325
Increases to prior year tax positions	1	24	42
Decreases to tax positions in prior periods	(29,432)	(294)	(807)
Increases to current year tax positions	—	—	—
Settlements	—	—	—
Divestitures	—	—	—
Lapse of statute of limitations	(27,113)	(80,515)	(13,146)
Unrecognized tax benefits balance	$47,085	$103,629	$184,414

The amount of the above unrecognized tax benefits as of March 4, 2023, February 26, 2022 and February 27, 2021 which would impact the Company’s effective tax rate, if recognized, was $1,498, $18,737 and $20,923, respectively. Additionally, any impact on the effective rate may be mitigated by the valuation allowance that is remaining against the Company’s net deferred tax assets.

The Company believes that it is reasonably possible that a decrease of up to $4,001 in unrecognized tax benefits related to state exposures may be necessary in the next twelve months, however, management does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest and penalties related to tax contingencies as income tax expense. The Company recognized an expense/(benefit) for interest and penalties in connection with tax matters of $(6,006), $(183) and $(123) for fiscal years 2023, 2022 and 2021, respectively. As of March 4, 2023 and February 26, 2022 the total amount of accrued income tax-related interest and penalties was $490 and $6,496, respectively.

The Company files U.S. federal income tax returns as well as income tax returns in those states where it does business. The consolidated federal income tax returns are closed for examination through fiscal year 2019. However, any net operating losses that were generated in these prior closed years may be subject to examination by the IRS upon utilization. Tax examinations by various state taxing authorities could generally be conducted for a period of three to five years after filing of the respective return.

Net Operating Losses and Tax Credits

As of March 4, 2023, the Company had federal net operating loss carryforwards of approximately $2,136,276. Of these, $884,668 will expire, if not utilized, between fiscal 2029 and 2031. An additional $193,961 will expire, if not utilized, between fiscal 2032 and 2038.

As of March 4, 2023, the Company had state net operating loss carryforwards of approximately $12,282,286, the majority of which will expire ratably through fiscal 2032; the net tax effect of these carryforwards is $754,638 and are reflected in the table above.

As of March 4, 2023, the Company had federal business tax credit carryforwards of $11,363, the majority of which will expire between 2024 and 2029.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

Valuation Allowances

The valuation allowances as of March 4, 2023 and February 26, 2022 apply to the net deferred tax assets of the Company. The Company maintained a valuation allowance of $1,649,193 and $1,822,710 as of March 4, 2023 and February 26, 2022, respectively. A valuation allowance has been recorded for fiscal 2023 and fiscal 2022 to reduce certain federal and state net deferred tax assets that may not be realized based on all available evidence that currently does not support the realization of these assets.

9. Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. The allowance for uncollectible accounts as of March 4, 2023 and February 26, 2022 was $53,453 and $28,069, respectively. The Company’s accounts receivable are due primarily from third-party payors (e.g., PBM companies, insurance companies or governmental agencies) and are recorded net of any allowances provided for under the respective plans. Since payments due from third-party payors are sensitive to payment criteria changes and legislative actions, the allowance is reviewed continually and adjusted for accounts deemed uncollectible by management.

10. Medicare Part D

The Company offers Medicare Part D benefits through EI, which has contracted with CMS to be a PDP and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EI is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EI must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EI is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $10,693 as of December 31, 2022. EI was in excess of the minimum required amounts in these states as of March 4, 2023.

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

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

Pursuant to the terms and conditions set forth in the November 2020 Receivable Purchase Agreement, the Company sold $464,019, a portion of its calendar 2020 CMS receivable, for $444,812, of which $412,795 was received on November 12, 2020 and the remainder was received in fiscal 2022 upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $19,207, which is included as a component of (gain) loss on sale of assets, net during the thirteen-week period ended November 28, 2020.

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

On February 18, 2021, the Company entered into a receivable purchase agreement (the “February 2021 Receivable Purchase Agreement”) with Purchaser.

Pursuant to the terms and conditions set forth in the February 2021 Receivable Purchase Agreement, the Company sold $300,015, the remaining portion of its calendar 2020 CMS receivable, for $290,613, of which $269,912 was received on February 18, 2021 and the remainder was received in fiscal 2022 upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $9,403, which is included as a component of (gain) loss on sale of assets, net during the thirteen-week period ended February 27, 2021.

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

On August 12, 2021, the Company entered into a receivable purchase agreement (the “August 2021 Receivable Purchase Agreement”) with Purchaser.

Pursuant to the terms and conditions set forth in the August 2021 Receivable Purchase Agreement, the Company sold $271,829, a portion of its calendar 2021 CMS receivable, for $258,116, of which $239,360 was received on August 12, 2021 and the remainder was received in fiscal 2023 upon final remittance from CMS. In connection therewith, the Company recognized a loss of $13,713, which is included as a component of (gain) loss on sale of assets, net during the thirteen-week period ended August 28, 2021.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

that the events covered under the August 2021 Indemnity Agreement would occur, and consequently, the Company has not recorded any indemnification liability associated with the August 2021 Indemnity Agreement.

On January 24, 2022, the Company entered into a receivable purchase agreement (the “January 2022 Receivable Purchase Agreement”) with Purchaser.

Pursuant to the terms and conditions set forth in the January 2022 Receivable Purchase Agreement, the Company sold $400,680, a portion of its calendar 2021 CMS receivable, for $387,035, of which $359,388 was received on January 24, 2022 and the remainder was received in fiscal 2023 upon final remittance from CMS. In connection therewith, the Company recognized a loss of $13,645, which is included as a component of (gain) loss on sale of assets, net during the thirteen-week period ended February 26, 2022.

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

On October 13, 2022, the Company entered into a receivable purchase agreement (the “October 2022 Receivable Purchase Agreement”) with Purchaser.

Pursuant to the terms and conditions set forth in the October 2022 Receivable Purchase Agreement, the Company sold $195,487, a portion of its calendar 2022 CMS receivable, for $180,405, of which $166,917 was received on October 13, 2022. The remaining $13,488, which is included in accounts receivable, net as of March 4, 2023, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $15,082, which was included as a component of (gain) loss on sale of assets, net during the thirteen-week period ended November 26, 2022.

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

During the thirteen-week period ended November 26, 2022, the Company incurred additional fees of $1,937, which were included as a component of (gain) loss on sale of assets, net related to the sale of the 2021 CMS receivable to Bank of America. The additional fees were incurred due to a CMS delay in settling the 2021 receivable.

On February 3, 2023, the Company entered into a receivable purchase agreement (the “February 2023 Receivable Purchase Agreement”) with Purchaser.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

Pursuant to the terms and conditions set forth in the February 2023 Receivable Purchase Agreement, the Company sold $278,390, a portion of its calendar 2022 CMS receivable, for $261,771, of which $242,562 was received on February 3, 2023. The remaining $19,209, which is included in accounts receivable, net as of March 4, 2023, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $16,619, which is included as a component of (gain) loss on sale of assets, net during the fourteen-week period ended March 4, 2023.

On February 3, 2023, concurrent with the February 2023 Receivable Purchase Agreement, the Company entered into an indemnity agreement (the “February 2023 Indemnity Agreement”), whereby the Company has agreed to indemnify, reimburse and hold Purchaser harmless from certain liabilities and expenses actually suffered or incurred by the Purchaser resulting from the occurrence of certain events as specified in the February 2023 Indemnity Agreement. Based on its evaluation of the February 2023 Indemnity Agreement, the Company has determined that it is highly unlikely that the events covered under the February 2023 Indemnity Agreement would occur, and consequently, the Company has not recorded any indemnification liability associated with the February 2023 Indemnity Agreement.

During the fourteen-week period ended March 4, 2023, the company incurred additional fees of $2,573, which are included as a component of (gain) loss on sale of assets, net related to the sale of the 2021 CMS receivable to Bank of America. The additional fees were incurred due to a CMS delay in settling the 2021 receivable.

As of March 4, 2023 and February 26, 2022, accounts receivable, net included $22,362 and $34,898 due from the Purchaser, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance for the respective calendar years from CMS.

As of March 4, 2023 and February 26, 2022, accounts receivable, net included $45,201 and $63,203 of amounts due from CMS.

The Inflation Reduction Act of 2022 contains several provisions affecting Medicare, which will take effect over various periods of time from 2023 to 2029. Based on the Company’s current analysis of the provisions, it does not believe that this legislation will have a material impact on the financial statements.

11. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables of $357,699 and $535,620 included in Accounts receivable, net of an allowance for uncollectible rebates of $8,680 and $18,796, as of March 4, 2023 and February 26, 2022, respectively.

During the thirteen-week period ended February 26, 2022, the Company reassessed its historical policy for estimating its allowance for manufacturer rebate receivables and concluded that, due to changes in its business practices and other market conditions, certain amounts within the outstanding receivable had an increased risk of uncollectability. As a result, the Company increased its allowance for manufacturer rebate receivables by $15,068, which was recorded as an increase to costs of revenue during the thirteen-week period ended February 26, 2022. The Company determined that this change in estimate is a non-recurring item that should be added back to Adjusted EBITDA (see “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non GAAP Measures” for details).

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

12. Inventory

As of March 4, 2023 and February 26, 2022, inventories were $539,932 and $487,173, respectively, lower than the amounts that would have been reported using the first-in, first-out (“FIFO”) cost flow assumption. The Company calculates its FIFO inventory valuation using the retail method for store inventories and the cost method for distribution facility inventories. The Company recorded a LIFO charge of $53,028 and $1,314, for fiscal year 2023 and 2022, respectively, and a LIFO credit of $51,692 for fiscal year 2021. During fiscal 2023, 2022 and 2021, a reduction in non-pharmacy inventories resulted in the liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $31,857, $13,090 and $26,861 cost of revenues decrease, with a corresponding reduction to the adjustment to LIFO for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

13. Property, Plant and Equipment

Following is a summary of property, plant and equipment, including capital lease assets, as of March 4, 2023 and February 26, 2022:

	2023	2022
Land	$69,588	$83,485
Buildings	208,681	314,143
Leasehold improvements	1,568,983	1,566,082
Equipment	1,855,083	1,794,937
Software	89,597	92,139
Construction in progress	109,690	97,715
	3,901,622	3,948,501
Accumulated depreciation	(2,993,851)	(2,959,334)
Property, plant and equipment, net	$907,771	$989,167

Depreciation expense, which included the depreciation of assets recorded under capital leases, was $202,559, $217,639 and $238,104 in fiscal 2023, 2022 and 2021, respectively.

Included in property, plant and equipment was the carrying amount, which approximates fair value, of assets to be disposed of totaling $3,972 and $1,463 as of March 4, 2023 and February 26, 2022, respectively.

14. Goodwill and Other Intangibles

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, the Company considers the income tax effect of any tax deductible goodwill when measuring a goodwill impairment loss.

In the fourth quarter of fiscal 2021, the Company completed a quantitative goodwill impairment assessment and determined after evaluating the results, events and circumstances, that sufficient evidence existed to assert that it is more likely than not that the fair values of the reporting units exceeded their carrying values. Therefore, no goodwill impairment charge was recorded for the fiscal year ended February 27, 2021.

In the fourth quarter of fiscal 2022, the Company completed a qualitative goodwill impairment assessment, at which time it was determined after evaluating results, events and circumstances that a quantitative assessment was necessary for the Pharmacy Services Segment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services Segment exceeded its fair value principally due to a decrease in Adjusted EBITDA that was driven by commercial and Medicare Part D business compression due to industry consolidation, an increase in the medical loss ratio at Elixir Insurance, and a decision to exit our rebate aggregation business. This resulted in goodwill impairment charges of $229,000 for the fiscal year ended February 26, 2022.

In the second quarter of fiscal 2023, the Company completed a qualitative goodwill impairment assessment, at which time it was determined after evaluating results, events, and circumstances that a quantitative assessment was necessary for the Pharmacy Services Segment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services Segment exceeded its fair value principally due to an update to the Company’s preliminary fiscal 2024 and beyond forecasted revenue driven by current updates in the estimate of lives for calendar year 2023 based on the latest estimates of existing client retention for 2023, the latest selling season and EI bid results and other business factors which only became evident during the second quarter. This resulted in goodwill impairment charges of $252,200 in the second quarter of fiscal 2023.

In the fourth quarter of fiscal 2023, the Company completed a qualitative goodwill impairment assessment, at which time it was determined after evaluating results, events, and circumstances that a quantitative assessment was necessary for the Pharmacy Services Segment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services Segment exceeded its fair value principally due to downward macroeconomic pressure during the fourth quarter of fiscal 2023 which manifested in increased interest rates, increased cost of borrowing and a decrease of industry multiples. The market factors that drove the goodwill impairment charges of $119,000 in the fourth quarter of fiscal 2023 were not known in prior quarters.

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

As of March 4, 2023 and February 26, 2022, the accumulated impairment losses for the Pharmacy Services Segment was $1,174,912 and $803,712, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

Below is a summary of the changes in the carrying amount of goodwill by segment for the fiscal years ended March 4, 2023 and February 26, 2022:

	Retail	Pharmacy
	Pharmacy	Services	Total
Balance, February 27, 2021	$43,492	$1,064,644	$1,108,136
Goodwill impairment	—	(229,000)	(229,000)
Balance, February 26, 2022	43,492	835,644	879,136
Goodwill impairment	—	(371,200)	(371,200)
Balance, March 4, 2023	$43,492	$464,444	$507,936

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of March 4, 2023 and February 26, 2022.

	March 4, 2023					February 26, 2022
				Remaining					Remaining
				Weighted					Weighted
	Gross			Average		Gross			Average
	Carrying	Accumulated		Amortization		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period		Amount	Amortization	Net	Period
Non-compete agreements and other(a)	$201,919	$(182,957)	$18,962	3	years	$197,651	$(178,958)	$18,693	3	years
Prescription files	1,029,665	(928,478)	101,187	5	years	1,030,169	(918,773)	111,396	6	years
Customer relationships(a)	388,000	(306,139)	81,861	9	years	388,000	(286,090)	101,910	10	years
CMS license	57,500	(23,798)	33,702	4	years	57,500	(15,372)	42,128	5	years
Claims adjudication and other developed software	58,985	(58,985)	—	0	years	58,985	(56,316)	2,669	1	years
Total finite	$1,736,069	$(1,500,357)	235,712			$1,732,305	$(1,455,509)	$276,796
Trademarks	14,400	—	14,400	Indefinite		14,400	—	14,400	Indefinite
Total	$1,750,469	$(1,500,357)	$250,112			$1,746,705	$(1,455,509)	$291,196
(a)	Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

The Company is continuing to reposition its approach to the Elixir Insurance Part D business including an expectation of a purposeful shrinkage of the business. As a result, at the end of fiscal 2022, the Company adjusted the remaining amortization period of the CMS License to five years. Prior to such adjustment, the remaining life was nineteen years.

In connection with the restructuring initiatives previously announced on March 16, 2020, the Company rebranded its EnvisionRxOptions and MedTrak subsidiaries to its new brand name, Elixir. These trademarks qualify as Level 3 within the fair value hierarchy. Upon the implementation of the rebranding initiatives during the first quarter of fiscal 2021, the Company has determined that the carrying value exceeded the fair value and consequently the Company incurred an impairment charge of $29,852 for these trademarks, which is included within intangible asset impairment charges within the consolidated statement of operations.

Amortization expense for these intangible assets and liabilities was $74,024, $78,047 and $89,020 for fiscal 2023, 2022 and 2021, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2024—$61,343; 2025—$50,209; 2026—$39,771; 2027—$32,779 and 2028—$25,299.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

15. Accrued Salaries, Wages and Other Current Liabilities

Accrued salaries, wages and other current liabilities consisted of the following as of March 4, 2023 and February 26, 2022:

	2023	2022
Accrued wages, benefits and other personnel costs	$190,664	$291,004
Accrued interest	18,630	18,286
Accrued sales and other taxes payable	86,920	75,068
Accrued store expense	86,036	74,610
Accrued litigation, legal and professional fees	41,205	43,200
Accrued self-insurance	25,760	28,402
Other	275,314	250,062
	$724,529	$780,632

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

16. Indebtedness and Credit Agreement

Following is a summary of indebtedness and lease financing obligations as of March 4, 2023 and February 26, 2022:

	March 4,	February 26,
	2023	2022
Secured Debt:
Senior secured revolving credit facility due August 2026 ($1,200,000 and $709,000 face value less unamortized debt issuance costs of $16,117 and $18,010)	1,183,883	690,990
FILO Term Loan due August 2026 ($400,000 and $350,000 face value less unamortized debt issuance costs of $2,090 and $2,344)	397,910	347,656
	1,581,793	1,038,646
Second Lien Secured Debt:
7.5% senior secured notes due July 2025 ($320,002 and $600,000 face value less unamortized debt issuance costs of $2,529 and $6,824)	317,473	593,176
8.0% senior secured notes due November 2026 ($849,918 face value less unamortized debt issuance costs of $11,259 and $14,397)	838,659	835,521
	1,156,132	1,428,697
Unguaranteed Unsecured Debt:
7.7% notes due February 2027 ($185,691 and $237,386 face value less unamortized debt issuance costs of $398 and $642)	185,293	236,744
6.875% fixed-rate senior notes due December 2028 ($2,046 and $29,001 face value less unamortized debt issuance costs of $6 and $102)	2,040	28,899
	187,333	265,643
Lease financing obligations	18,912	20,374
Total debt	2,944,170	2,753,360
Current maturities of long-term debt and lease financing obligations	(6,332)	(5,544)
Long-term debt and lease financing obligations, less current maturities	$2,937,838	$2,747,816

Credit Facilities

On December 20, 2018, the Company entered into a senior secured credit agreement (as amended by the First Amendment to Credit Agreement, dated as of January 6, 2020, the “Prior Credit Agreement”; and the Credit Agreement, as further amended by the Second Amendment (as defined below), the “Prior Amended Credit Agreement”), which provided for facilities consisting of a $2,700,000 senior secured asset-based revolving credit facility and a $450,000 “first-in, last-out” senior secured term loan facility, the proceeds of which were used in December 2018 to refinance its prior $2,700,000 existing credit agreement.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

On August 20, 2021, the Company entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which, among other things, amended the Prior Credit Agreement to provide for a $2,800,000 senior secured asset-based revolving credit facility (the “Prior Senior Secured Revolving Credit Facility”) and a $350,000 “first-in, last-out” senior secured term loan facility (“Prior Senior Secured Term Loan” and together with the Prior Senior Secured Revolving Credit Facility, collectively, the “Prior Amended Facilities”). The Prior Amended Facilities extended the Company’s debt maturity profile and provided additional liquidity. Borrowings under the Prior Senior Secured Revolving Credit Facility bore interest at a rate per annum equal to, at the Company’s option, (x) a base rate (determined in a customary manner) plus a margin of between 0.25% to 0.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of between 1.25% and 1.75%, in each case based upon the Average ABL Availability (as defined in the Prior Amended Credit Agreement). Borrowings under the Prior Senior Secured Term Loan bore interest at a rate per annum equal to, at the Company’s option, (x) a base rate (determined in a customary manner) plus a margin of 1.75% or (y) an adjusted LIBOR rate (determined in a customary manner) plus a margin of 2.75%.

On December 1, 2022, the Company entered into the Third Amendment to Credit Agreement (the “Third Amendment”), which, among other things, amended the Prior Amended Credit Agreement (the Prior Amended Credit Agreement, as modified by the Third Amendment, the “Existing Credit Agreement”) to provide for a $2,850,000 senior secured asset-based revolving credit facility (the “Existing Senior Secured Revolving Credit Facility”) and a $400,000 “first-in, last-out” senior secured term loan facility (the “Existing Senior Secured Term Loan” and, together with the Existing Senior Secured Revolving Credit Facility, collectively, the “Existing Facilities”), replaced the LIBOR rate with a Term SOFR-based rate as the applicable benchmark for the Existing Facilities, included COVID-19 vaccines in the borrowing base under the Existing Senior Secured Revolving Credit Facility, subject to limitations and conditions as specified in the Existing Credit Agreement, and increased the interest rate applicable to loans under the Existing Senior Secured Term Loan to (x) a base rate (determined in a customary manner) plus a margin of 2.00% or (y) an adjusted Term SOFR-based rate (determined in a customary manner) plus a margin of 3.00%.

The Company is required to pay fees between 0.250% and 0.375% per annum on the daily unused amount of the commitments under the Existing Senior Secured Revolving Credit Facility, depending on Average ABL Availability (as defined in the Existing Credit Agreement). The Existing Facilities are scheduled to mature on August 20, 2026 (subject to a springing maturity if certain of the Company’s existing secured notes are not refinanced or repaid prior to the date that is 91 days prior to the stated maturity thereof).

The Company’s borrowing capacity under the Existing Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. As of March 4, 2023, the Company had approximately $1,600,000 of borrowings outstanding under the Existing Facilities and had letters of credit outstanding under the Existing Senior Secured Revolving Credit Facility in a face amount of approximately $208,698, which resulted in remaining borrowing capacity under the Existing Senior Secured Revolving Credit Facility of $1,403,996. If at any time the total credit exposure outstanding under the Existing Senior Secured Revolving Credit Facility exceeds the borrowing base, the Company will be required to repay amounts outstanding to eliminate such shortfall.

The Existing Credit Agreement restricts the Company and all of its subsidiaries including the subsidiaries that guarantee its obligations under the Existing Facilities, the secured guaranteed notes and unsecured guaranteed notes (collectively, the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200,000 at any time when revolving loans are outstanding (not including cash located in store and lockbox deposit accounts and cash necessary to cover current liabilities). The Existing Credit Agreement also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

senior collateral agent from a representative of the senior obligations or the second priority debt) either (i) an event of default exists under the Existing Facilities or (ii) availability under the Existing Senior Secured Revolving Credit Facility is less than or equal to $283,250 for three consecutive business days or less than or equal to $206,000 on any day (a “cash sweep period”), the funds in the Company’s deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied first to repay outstanding revolving loans under the Existing Facilities, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of the Existing Facilities.

The Company’s obligations under the Existing Facilities and the Subsidiary Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivable, inventory, prescription files (including eligible script lists), intellectual property (prior to the repayment of the Existing Senior Secured Term Loan) and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL priority collateral”) and (ii) a second-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Existing Senior Secured Term Loan) and all other assets that do not constitute ABL priority collateral, in each case, subject to customary exceptions and limitations.

The Existing Credit Agreement allows the Company to have outstanding, at any time, up to an aggregate principal amount of $1,500,000 in secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock in addition to borrowings under the Existing Facilities and existing indebtedness, provided that not in excess of $750,000 of such secured second priority debt, split-priority debt, unsecured debt and disqualified preferred stock shall mature or require scheduled payments of principal prior to 90 days after the latest maturity date of any Term Loan or Other Revolving Commitment (each as defined in the Existing Credit Agreement) (excluding bridge facilities allowing extensions on customary terms to at least the date that is 90 days after such date). Subject to the limitations described in the immediately preceding sentence, the Existing Credit Agreement additionally allows the Company to issue or incur an unlimited amount of unsecured debt and disqualified preferred stock so long as a Financial Covenant Effectiveness Period (as defined in the Existing Credit Agreement) is not in effect; provided, however, that certain of the Company’s other outstanding indebtedness limits the amount of unsecured debt that can be incurred if certain interest coverage levels are not met at the time of incurrence or other exemptions are not available. The Existing Credit Agreement also contains certain restrictions on the amount of secured first priority debt the Company is able to incur. The Existing Credit Agreement also allows for the voluntary repurchase of any debt or other convertible debt, so long as the Existing Facilities are not in default and the Company maintains availability under its revolver of more than $375,950.

The Existing Credit Agreement has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Existing Senior Secured Revolving Credit Facility is less than $206,000 or (ii) on the third consecutive business day on which availability under the Existing Senior Secured Revolving Credit Facility is less than $257,500 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $257,500. As of March 4, 2023, the availability under the Existing Senior Secured Revolving Credit Facility was at a level that did not trigger the Existing Credit Agreement’s financial covenant. The Existing Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

The Existing Credit Agreement provides for customary events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. It is also an event of default if the Company fails to make any

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

required payment on debt having a principal amount in excess of $50,000 or any event occurs that enables, or which with the giving of notice or the lapse of time would enable, the holder of such debt to accelerate the maturity or require the repayment, repurchase, redemption or defeasance of such debt.

Fiscal 2021, 2022 and 2023 Transactions

On June 25, 2020, the Company commenced an offer to exchange (the “June 25, 2020 Exchange Offer”) up to $750,000 aggregate principal amount of the outstanding 6.125% Senior Notes due 2023 (the “6.125% Notes”) for a combination of $600,000 newly issued 8.0% Senior Secured Notes due 2026 (the “8.0% Notes”) and $145,500 cash. On July 10, 2020, the Company increased the maximum amount of 6.125% Notes that may be accepted for exchange from $750,000 to $1,125,000 and, on July 24, 2020, the Company announced that it accepted for payment $1,062,682 aggregate principal amount of the 6.125% Notes in exchange for $849,918 aggregate principal amount of newly issued 8.0% Notes and $206,373 in cash. In connection therewith, the Company recorded a gain on debt modification of $5,274 which is included in the results of operations and cash flows of continuing operations. The 8.0% Notes are secured on an equal and ratable basis by the same assets that secure the 7.500% Notes. The 8.0% Notes are guaranteed on a senior secured basis by the same subsidiaries that guarantee the 7.500% Notes. In conjunction with the June 25, 2020 Exchange Offer, the Company also commenced a solicitation of consents from the holders of outstanding 6.125% Notes to certain proposed amendments to the indenture governing the 6.125% Notes. On July 9, 2020, following the receipt of the requisite number of consents, the Company entered into a supplemental indenture, which modified certain limitations in the debt covenant to allow for the creation of the 8.0% Notes.

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

On August 20, 2021, the Company entered into the Second Amendment in order to, among other things, increase the aggregate principal amount of commitments under the Prior Senior Secured Revolving Credit Facility from $2,700,000 to $2,800,000 and decrease the aggregate principal amount of loans outstanding under the Prior Senior Secured Term Loan from $450,000 to $350,000. In connection therewith, the Company recorded a loss on debt modification and retirement of $2,839 which included unamortized debt issuance costs. The debt repayment and related loss on debt modification and retirement is included in the results of operations and cash flows.

On June 13, 2022, the Company commenced a series of cash tender offers to purchase up to $150,000 aggregate principal amount of the Company’s 7.500% Senior Secured Notes due 2025 (the “7.500% Notes”), 8.0% Notes), 7.70% Notes due 2027 (the “7.70% Notes”) and 6.875% Notes due 2028 (the “6.875% Notes”), subject to prioritized acceptance levels, a subcap of $100,000 with respect to the 7.500% Notes and proration. On June 29, 2022, pursuant to an early settlement, the Company purchased an aggregate principal amount of $114,942 of its 7.500% Notes, $51,695 aggregate principal amount of its 7.70% Notes and $26,955 aggregate principal amount of its 6.875% Notes. In connection therewith, the Company recorded a gain on debt retirement of $41,312, which included unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows.

On November 3, 2022, the Company announced the commencement of a cash tender offer to purchase up to $200,000 aggregate purchase price (not including any accrued and unpaid interest) of the Company’s 7.500% Notes,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

subject to proration. On November 30, 2022, pursuant to an early settlement, the Company purchased an aggregate principal amount of $160,497 of its 7.500% Notes and on December 9, 2022, pursuant to the final settlement, the Company purchased an additional aggregate principal amount of $4,559 of its 7.500% Notes. In connection therewith, the Company recorded a gain on debt retirement of $38,978, which includes unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows.

On December 1, 2022, the Company entered into the Third Amendment in order to, among other things, increase the aggregate principal amount of commitments under the Existing Senior Secured Revolving Credit Facility from $2,800,000 to $2,850,000 and increase the aggregate principal amount of loans outstanding under the Existing Senior Secured Term Loan from $350,000 to $400,000. As a result of the Third Amendment, the Company has increased its liquidity by $100,000. In connection therewith, the Company recorded a loss on debt modification and retirement of $148, which includes unamortized debt issuance costs. The related loss on debt modification and retirement is included in the results of operations and cash flows.

Interest Rates and Maturities

The annual weighted average interest rate on the Company’s indebtedness was 7.2%, 5.6% and 5.4% for fiscal 2023, 2022 and 2021, respectively.

The aggregate annual principal payments of long-term debt for the five succeeding fiscal years are as follows: 2024—$0; 2025—$0; 2026—$320,002; 2027—$2,635,609 and $2,046 in 2028 and thereafter.

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

The following table is a summary of the Company’s components of net lease cost for the fiscal years ended March 4, 2023, February 26, 2022 and February 27, 2021:

	Year Ended
	March 4, 2023	February 26, 2022	February 27, 2021
Operating lease cost	$641,394	$669,421	$651,261
Financing lease cost:
Amortization of right-of-use asset	3,471	3,638	4,359
Interest on long-term finance lease liabilities	1,968	2,167	2,505
Total finance lease costs	$5,439	$5,805	$6,864
Short-term lease costs	3,126	3,180	3,214
Variable lease costs	178,263	175,697	172,088
Less: sublease income	(12,871)	(13,510)	(14,886)
Net lease cost	$815,351	$840,593	$818,541

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

Supplemental cash flow information related to leases for the fiscal years ended March 4, 2023, February 26, 2022 and February 27, 2021:

	Year Ended
	March 4, 2023	February 26, 2022	February 27, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$706,506	$703,326	$683,226
Operating cash flows paid for interest portion of finance leases	1,968	2,167	2,505
Financing cash flows paid for principal portion of finance leases	4,019	4,117	4,744
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	264,507	350,132	513,215
Finance leases	—	—	—

Supplemental balance sheet information related to leases as of March 4, 2023 and February 26, 2022 (in thousands, except lease term and discount rate):

	March 4,	February 26,
	2023	2022
Operating leases:
Operating lease right-of-use asset	$2,497,206	$2,813,535

Short-term operating lease liabilities	$502,403	$575,651
Long-term operating lease liabilities	2,372,943	2,597,090
Total operating lease liabilities	$2,875,346	$3,172,741

Finance leases:
Property, plant and equipment, net	$13,576	$13,950

Current maturities of long-term debt and lease financing obligations	$6,332	$5,544
Lease financing obligations, less current maturities	12,580	14,830
Total finance lease liabilities	$18,912	$20,374
Weighted average remaining lease term
Operating leases	7.5	7.7
Finance leases	8.0	8.7

Weighted average discount rate
Operating leases	6.5%	6.0%
Finance leases	9.0%	10.0%

As a result of the Sale to WBA and the related Amended and Restated Asset Purchase Agreement, the Company has lease guarantee obligations related to 676 former stores. The Company is only obligated to pay for the lease guarantees in the event that WBA fails to perform under the lease agreements, as WBA is the primary obligor.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The following table summarizes the maturity of lease liabilities under finance and operating leases as of March 4, 2023:

	March 4, 2023
	Finance	Operating
Fiscal year	Leases	Leases(1)	Total
2024	$3,188	$677,631	$680,819
2025	7,732	593,857	601,589
2026	2,421	507,388	509,809
2027	1,567	426,503	428,070
2028	1,500	351,942	353,442
Thereafter	10,923	1,148,719	1,159,642
Total lease payments	27,331	3,706,040	3,733,371
Less: imputed interest	(8,419)	(830,694)	(839,113)
Total lease liabilities	$18,912	$2,875,346	$2,894,258
(1)	– Future operating lease payments have not been reduced by minimum sublease rentals of $24.0 million due in the future under noncancelable leases.

Sale-Leaseback Transactions:

During the year ended March 4, 2023, the Company sold twelve owned and operated properties, including the Pontiac, MI and Liverpool, NY distribution centers and ten retail stores to independent third parties. Net proceeds from the sales were $73,344. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over a minimum lease term of 15 years for the retail stores and over a minimum lease term of three years for the distribution centers. The Company accounted for these leases as operating lease right-of-use assets and corresponding operating lease liabilities in accordance with the Lease Standard. The transactions resulted in a gain of $38,214 which is included in the (gain) loss on sale of assets, net for fifty-three weeks ended March 4, 2023.

During the year ended February 26, 2022, the Company sold twenty owned and operating properties to independent third parties. Net proceeds from the sale were $57,498. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over a minimum lease term of 15 years. The Company accounted for these leases as operating lease right-of-use assets and corresponding operating lease liabilities in accordance with the Lease Standard. The transactions resulted in a gain of $8,600 which is included in the (gain) loss on sale of assets, net for the fifty-two weeks ended February 26, 2022.

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

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

18. Stock Option and Stock Award Plans

The Company recognizes share-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation.” Expense is recognized over the requisite service period of the award, net of an estimate for the impact of forfeitures. Operating results for fiscal 2023, 2022 and 2021 include $11,537, $13,050 and $13,003 of compensation costs related to the Company’s stock-based compensation arrangements.

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

In July 2022, the stockholders of Rite Aid Corporation approved the adoption of an amended and restated Rite Aid Corporation 2020 Omnibus Equity Plan. Under the plan, 3,250 shares of Rite Aid common stock plus any shares of common stock remaining available for grant under the Prior Plans are available for granting of restricted stock, stock options, phantom stock, stock bonus awards and other equity based awards at the discretion of the Board of Directors. The adoption of the Amended and Restated 2020 Omnibus Equity Plan became effective on July 27, 2022.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

All of the plans provide for the Board of Directors (or at its election, the Compensation Committee) to determine both when and in what manner options may be exercised; however, it may not be more than 10 years from the date of grant. All of the plans provide that stock options may be granted at prices that are not less than the fair market value of a share of common stock on the date of grant. The aggregate number of remaining shares authorized for issuance for all plans is 3,628 as of March 4, 2023.

Stock Options

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model. The Company did not grant any options in fiscal 2023, 2022 and 2021.

The weighted average fair value of options granted during fiscal 2023, 2022 and 2021 was $0.00. Following is a summary of stock option transactions for the fiscal years ended March 4, 2023, February 26, 2022 and February 27, 2021:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	Per Share	Term	Value
Outstanding as of February 29, 2020	1,295	$30.29
Granted	—	N/A
Exercised	(2)	25.08
Canceled	(513)	48.16
Outstanding as of February 27, 2021	780	$18.56
Granted	—	N/A
Exercised	—	N/A
Canceled	(79)	45.78
Outstanding as of February 26, 2022	701	$15.50
Granted	—	N/A
Exercised	—	N/A
Canceled	(169)	23.85
Outstanding as of March 4, 2023	532	$12.85	0.15	$0.00
Vested or expected to vest as of March 4, 2023	532	$12.85	0.15	$0.00
Exercisable as of March 4, 2023	532	$12.85	0.15	$0.00

As of March 4, 2023, there was $0 of total unrecognized pre-tax compensation costs related to unvested stock options, net of forfeitures. These costs are expected to be recognized over a weighted average period of zero years.

Cash received from stock option exercises for fiscal 2023, 2022 and 2021 was $0, $0 and $53, respectively. The income tax benefit from stock options for fiscal 2023, 2022 and 2021 was $0, $0 and $1, respectively. The total intrinsic value of stock options exercised for fiscal 2023, 2022 and 2021 was $0, $0 and $10, respectively.

Typically, stock options granted vest, and are subsequently exercisable in equal annual installments over a four-year period for employees.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

Restricted Stock

The Company provides restricted stock grants to associates under plans approved by the stockholders. Shares awarded under the plans typically vest in equal annual installments over a three-year period. Unvested shares are forfeited upon termination of employment. Following is a summary of restricted stock transactions for the fiscal years ended March 4, 2023, February 26, 2022 and February 27, 2021:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance as of February 29, 2020	1,253	$10.32
Granted	780	17.79
Vested	(574)	13.37
Canceled	(166)	12.23
Balance as of February 27, 2021	1,293	$13.23
Granted	973	15.00
Vested	(546)	12.25
Canceled	(187)	15.51
Balance as of February 26, 2022	1,533	$14.42
Granted	1,662	6.50
Vested	(1,349)	12.40
Canceled	(370)	10.83
Balance as of March 4, 2023	1,476	$8.25

As of March 4, 2023, there was $9,719 of total unrecognized pre-tax compensation costs related to unvested restricted stock grants, net of forfeitures. These costs are expected to be recognized over a weighted average period of 1.7 years.

The total fair value of restricted stock vested during fiscal years 2023, 2022 and 2021 was $16,746, $6,677 and $7,670, respectively.

Performance Based Incentive Plan

The Company provides certain of its associates with performance based incentive awards under its equity incentive plans, pursuant to which the associates will receive a certain number of shares of the Company’s common stock based on the Company meeting certain financial and performance goals. If such goals are not met, no stock-based compensation expense is recognized and any recognized stock-based compensation expense is reversed. The Company recorded a benefit of $3,080 and expense of $2,143 and $3,278 related to these performance based incentive awards under the Company’s equity incentive plans for fiscal 2023, 2022 and 2021, respectively, which is recorded as a component of stock-based compensation expense.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

19. Retirement Plans

Defined Contribution Plans

The Company and its subsidiaries sponsor several retirement plans that are primarily 401(k) defined contribution plans covering nonunion associates and certain union associates. The Company does not contribute to all of the plans. In accordance with those plan provisions, the Company matches 100% of a participant’s pre-tax payroll contributions, up to a maximum of 3% of such participant’s pre-tax annual compensation. Thereafter, the Company will match 50% of the participant’s additional pre-tax payroll contributions, up to a maximum of 2% of such participant’s additional pre-tax annual compensation. Total expense recognized for the above plans was $44,504 in fiscal 2023, $41,528 in fiscal 2022 and $36,270 in fiscal 2021.

The Company sponsored a Supplemental Executive Retirement Plan (“SERP”) for its officers, based on an account-based plan design, that was subject to a five-year graduated vesting schedule. On February 25, 2019, the SERP was terminated and additional allocations were discontinued and all prior benefits under the program became fully vested. During fiscal 2020, participant benefits under this program were paid in full. No expense was recognized for the SERP in fiscal 2023, 2022 or 2021.

Defined Benefit Plans

The Company and its subsidiaries also sponsor a qualified defined benefit pension plan that requires benefits to be paid to eligible associates based upon years of service and, in some cases, eligible compensation. The Company’s funding policy for The Rite Aid Pension Plan (the “Defined Benefit Pension Plan”) is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. However, the Company may, at its sole discretion, contribute additional funds to the plan. The Company made contributions of $0 in fiscal 2023, $1,700 in fiscal 2022 and $6,305 in fiscal 2021.

Net periodic pension expense and other changes recognized in other comprehensive income for the defined benefit pension plans included the following components:

	Defined Benefit Pension Plan
	2023	2022	2021
Service cost	$336	$425	$486
Interest cost	5,036	4,861	4,753
Expected return on plan assets	(4,998)	(5,194)	(4,614)
Amortization of unrecognized net loss	—	344	3,749
Net periodic pension expense	$374	$436	$4,374
Other changes recognized in other comprehensive loss:
Unrecognized net gain arising during period	$(585)	$(8,246)	$(20,633)
Amortization of unrecognized net (loss) gain	—	(344)	(3,749)
Net amount recognized in other comprehensive loss	(585)	(8,590)	(24,382)
Net amount recognized in pension expense and other comprehensive loss	$(211)	$(8,154)	$(20,008)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The table below sets forth reconciliation from the beginning of the year for both the benefit obligation and plan assets of the Company’s defined benefit plans, as well as the funded status and amounts recognized in the Company’s balance sheet as of March 4, 2023 and February 26, 2022:

	Defined Benefit
	Pension Plan
	2023	2022
Change in benefit obligations:
Benefit obligation at end of prior year	$160,133	$168,872
Service cost	336	425
Interest cost	5,036	4,861
Distributions	(8,328)	(8,582)
Actuarial gain	(26,014)	(5,443)
Benefit obligation at end of year	$131,163	$160,133
Change in plan assets:
Fair value of plan assets at beginning of year	$149,527	$148,412
Employer contributions	—	1,700
Actual return on plan assets	(20,430)	7,997
Distributions (including expenses paid by the plan)	(8,328)	(8,582)
Fair value of plan assets at end of year	$120,769	$149,527
Funded status	$(10,394)	$(10,606)
Net amount recognized	$(10,394)	$(10,606)
Amounts recognized in consolidated balance sheets consisted of:
Accrued pension liability	(10,394)	(10,606)
Net amount recognized	$(10,394)	$(10,606)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$11,202	$(11,787)
Amount recognized	$11,202	$(11,787)

The decrease in the benefit obligation during the year ended March 4, 2023, was driven by the increase in discount rate from 3.25% as of February 26, 2022 to 5.00% as of March 4, 2023.

The decrease in the benefit obligation during the year ended February 26, 2022, was driven by the increase in discount rate from 3.00% as of February 27, 2021 to 3.25% as of February 26, 2022. The pension plan also benefitted from favorable return on assets and favorable experience from updated census data.

The estimated net actuarial loss and prior service cost amounts that will be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal 2024 are $0 and $0, respectively.

The accumulated benefit obligation for the defined benefit pension plan was $131,163 and $160,133 as of March 4, 2023 and February 26, 2022, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets as of March 4, 2023 and February 26, 2022 were as follows:

	Defined Benefit
	Pension Plan
	2023	2022
Accumulated Benefit Obligations	$131,163	$160,133
Fair Value of Plan Assets	$120,769	$149,527

The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets as of March 4, 2023 and February 26, 2022 were as follows:

	Defined Benefit
	Pension Plan
	2023	2022
Projected Benefit Obligations	$131,163	$160,133
Fair Value of Plan Assets	$120,769	$149,527

The significant actuarial assumptions used for all defined benefit plans to determine the benefit obligation as of March 4, 2023, February 26, 2022 and February 27, 2021 were as follows:

	Defined Benefit
	Pension Plan
	2023	2022	2021
Discount rate	5.00%	3.25%	3.00%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.50%	5.00%	5.50%

Weighted average assumptions used to determine net cost for the fiscal years ended March 4, 2023, February 26, 2022 and February 27, 2021 were:

	Defined Benefit
	Pension Plan
	2023	2022	2021
Discount rate	3.25%	3.00%	2.75%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.00%	5.50%	6.00%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 5.00% long-term rate of return on plan assets assumption for fiscal 2023, 5.50% for 2022 and 6.00% for 2021.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The Company’s pension plan asset allocations as of March 4, 2023 and February 26, 2022 by asset category were as follows:

	March 4,	February 26,
	2023	2022
Equity securities	30%	30%
Fixed income securities	59%	57%
Other	11%	13%
Total	100%	100%

The investment objectives of the Defined Benefit Pension Plan, the only defined benefit plan with assets, are to:

●	Achieve a rate of return on investments that exceeds inflation over a full market cycle and is consistent with actuarial assumptions;
●	Balance the correlation between assets and liabilities by diversifying the portfolio among various asset classes to address return risk and interest rate risk;
●	Balance the allocation of assets between the investment managers to minimize concentration risk;
●	Maintain liquidity in the portfolio sufficient to meet plan obligations as they come due; and
●	Control administrative and management costs.

The asset allocation established for the pension investment program reflects the risk tolerance of the Company, as determined by:

●	the current and anticipated financial strength of the Company;
●	the funded status of the plan; and
●	plan liabilities.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The following targets are to be applied to the allocation of plan assets.

Target
Category	Allocation
Equity securities	30%
Fixed income securities	62%
Other	8%
Total	100%

The Company expects to contribute $0 to the Defined Benefit Pension Plan during fiscal 2024.

Short-Term Investments

Short-term investments, which is a short-term investment fund, and is considered cash and cash equivalents, is classified within Level 2 of the valuation hierarchy due to the lack of an active market for trading.

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

The proceeding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement as of March 4, 2023.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The following table sets forth by level within the fair value hierarchy a summary of the plan’s investments measured at fair value on a recurring basis as of March 4, 2023 and February 26, 2022:

	Fair Value Measurements as of March 4, 2023
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Equity Securities
International equity	$—	$—	$—	$13,901
Large Cap	—	—	—	18,556
Small-Mid Cap	—	—	—	3,309
Fixed Income
Aon High Yield Plus Bond	—	—	—	72
Aon Multi-Asset Credit	—	—	—	4,775
Long-Term Credit Bond Index	—	—	—	41,360
Long-Term U.S. Government Bonds	—	—	—	1,588
20+ Year Treasury STRIPS	—	—	—	12,821
Intermediate Fixed Income	—	—	—	9,781
AGT High Yield Bond	—	—	—	—
Other types of investments
Aon Global Real Estate	—	—	—	11
Aon Core Real Estate Fund	—	—	—	13,479
Short-Term Investments	—	1,111	—	1,111
Total	$—	$1,111	$—	$120,764

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

	Fair Value Measurements as of February 26, 2022
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Equity Securities
International equity	$—	$—	$—	$17,783
Large Cap	—	—	—	23,027
Small-Mid Cap	—	—	—	4,213
Fixed Income
Aon High Yield Plus Bond	—	—	—	75
Aon Multi-Asset Credit	—	—	—	7,386
Long-Term Credit Bond Index	—	—	—	47,976
Long-Term U.S. Government Bonds	—	—	—	19,763
20+ Year Treasury STRIPS	—	—	—	483
Intermediate Fixed Income	—	—	—	8,554
AGT High Yield Bond	—	—	—	—
Other types of investments
Aon Global Real Estate	—	—	—	13
Aon Core Real Estate Fund	—	—	—	18,720
Short-Term Investments	—	1,532	—	1,532
Total	$—	$1,532	$—	$149,525

Following are the future benefit payments expected to be paid for the Defined Benefit Pension Plan during the years indicated:

Defined Benefit
Fiscal Year	Pension Plan
2024	$9,497
2025	9,379
2026	9,373
2027	9,410
2028	9,252
2029 - 2033	44,769
Total	$91,680

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

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The Company’s participation in these plans for the annual period ended March 4, 2023 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable. The most recent Pension Protection Act zone status available for fiscal 2023 and fiscal 2022 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last two columns list the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject and any minimum funding requirements. There have been no significant changes that affect the comparability of total employer contributions of fiscal years 2023, 2022 and 2021.

									Expiration
				FIP/ RP					Date of
		Pension Protection		Status					Collective-	Minimum
	EIN/Pension	Act Zone Status		Pending/	Contributions of the Company			Surcharge	Bargaining	Funding
Pension	Plan Number	2023	2022	Implemented	2023	2022	2021	Imposed	Agreement	Requirements
1199 SEIU Health Care Employees Pension Fund	13-3604862-001	Green— 12/31/2021	Green— 12/31/2020	No	$7,493	$9,242	$9,613	No	4/18/2025	Contribution rate of 11.3% of gross wages per associate beginning 10/01/2021. Contribution rate of 12.6% of gross wages per associate beginning 09/30/2018.

Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	51-6029925-001	Green— 12/31/2022	Red— 12/31/2021	No	8,131	8,989	8,239	No	7/20/2024

Beginning 01/01/2021, contributions of $1.844 per hour worked for pharmacists and $0.836 per hour worked for non-pharmacists. From 01/01/2020 through 12/31/2020 contributions of $1.758 per hour worked for pharmacists and $0.797 per hour worked for non-pharmacists.

UFCW Pharmacists, Clerks and Drug Employers Pension Trust	94-2518312-001	Green— 12/31/2022	Green— 12/31/2021	No	2,605	3,224	2,319	No	7/13/2022

Effective 01/01/2020, contribution rate of $0.855 per hour worked for clerks and $1.239 per hour works for pharmacists. Effective 09/01/2014, contribution rate frozen at $0.55 per hour worked for associates.

United Food and Commercial Workers Union-Employer Pension Fund	34-6665155-001	Red— 9/30/2022	Red— 9/30/2021	Implemented	954	802	809	No	7/07/2024	Effective 02/06/2022, contribution rate of $2.57 per hour worked. Effective 02/07/2021 contribution rate of $2.43 per hour worked. Effective 02/02/2020 contribution rate of $2.30 per hour worked.

United Food and Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	51-6031766-001	Green— 9/30/2022	Green— 9/30/2021	No	434	370	399	No	7/07/2024	Effective 10/01/2022 contribution rate of $2.33 per hour worked. Effective 10/01/2021 contribution rate of $2.24 per hour worked. Effective 10/01/2020 contribution rate of $2.15 per hour worked.

Other Funds					2,046	1,887	1,573
					$21,663	$24,514	$22,952

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The Company was listed in these plans’ Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Year Contributions to Plan
Exceeded More Than 5 % of
Total Contributions (as of
Pension Fund	the Plan’s Year-End)
UFCW Pharmacists, Clerks and Drug Employers Pension Trust	12/31/2021 and 12/31/2020
Southern California United Food and Commercial Workers Unions and Drug Employers Pension Fund	12/31/2021 and 12/31/2020
United Food & Commercial Workers Union - Employer Pension Fund	9/30/2021 and 9/30/2020
United Food & Commercial Workers Union Local 880—Mercantile Employers Joint Pension Fund	9/30/2021 and 9/30/2020

At the date the Company’s financial statements were issued, certain Forms 5500 were not available.

During fiscal 2023, 2022 and 2021, the Company did not withdraw from any plans or incur any additional withdrawal liabilities.

21. Segment Reporting

The Company has two reportable segments, Retail Pharmacy Segment and Pharmacy Services Segment.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The following is balance sheet information for the Company’s reportable segments:

	Retail	Pharmacy
	Pharmacy	Services	Eliminations(1)	Consolidated
March 4, 2023:
Total Assets	$5,487,845	$2,049,107	$(9,590)	$7,527,362
Goodwill	43,492	464,444	—	507,936
February 26, 2022:
Total Assets	$6,068,594	$2,482,232	$(21,823)	$8,529,003
Goodwill	43,492	835,644	—	879,136
(1)	As of March 4, 2023 and February 26, 2022, intersegment eliminations include intersegment accounts receivable of $9,590 and $21,823, respectively, that represent amounts owed from the Pharmacy Services Segment to the Retail Pharmacy Segment that are created when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the fiscal years ended March 4, 2023, February 26, 2022 and February 27, 2021:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
March 4, 2023:
Revenues	$17,785,067	$6,522,299	$(215,467)	$24,091,899
Gross Profit	4,394,850	409,090	—	4,803,940
Adjusted EBITDA(2)	288,077	141,103	—	429,180
Depreciation and amortization	229,380	47,203	—	276,583
LIFO charge	53,028	—	—	53,028
Stock-based compensation expense	10,604	933	—	11,537
Additions to property and equipment and intangible assets	226,563	21,122	—	247,685
February 26, 2022:
Revenues	$17,494,816	$7,323,125	$(249,686)	$24,568,255
Gross Profit	4,722,075	384,420	—	5,106,495
Adjusted EBITDA(2)	392,633	113,272	—	505,905
Depreciation and amortization	244,122	51,564	—	295,686
LIFO charge	1,314	—	—	1,314
Stock-based compensation expense	12,282	768	—	13,050
Additions to property and equipment and intangible assets	202,386	18,327	—	220,713
February 27, 2021:			—	—
Revenues	$16,365,260	$7,970,137	$(292,157)	$24,043,240
Gross Profit	4,255,791	448,531	—	4,704,322
Adjusted EBITDA(2)	279,896	157,769	—	437,665
Depreciation and amortization	269,985	57,139	—	327,124
LIFO credit	(51,692)	—	—	(51,692)
Stock-based compensation expense	11,594	1,409	—	13,003
Restructuring-related costs–SKU optimization charges	20,939	—	—	20,939
Additions to property and equipment and intangible assets	204,290	20,651	—	224,941
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services Segments record the revenue on a stand-alone basis.
(2)	See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The following is a reconciliation of net loss to Adjusted EBITDA for fiscal 2023, 2022 and 2021:

	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 weeks)	(52 weeks)	(52 weeks)
Net loss from continuing operations	$(749,936)	$(538,478)	$(100,070)
Interest expense	224,399	191,601	201,388
Income tax benefit	(6,467)	(3,780)	(20,157)
Depreciation and amortization	276,583	295,686	327,124
LIFO charge (credit)	53,028	1,314	(51,692)
Facility exit and impairment charges	211,385	180,190	58,403
Goodwill and intangible asset impairment charges	371,200	229,000	29,852
(Gain) loss on debt modifications and retirements, net	(80,142)	3,235	(5,274)
Merger and Acquisition-related costs	—	12,797	10,549
Stock-based compensation expense	11,537	13,050	13,003
Restructuring-related costs	108,626	35,121	84,552
Inventory write-downs related to store closings	14,270	5,298	3,709
Litigation and other contractual settlements	53,882	50,212	—
(Gain) loss on sale of assets, net	(68,586)	5,505	(69,300)
Loss (gain) on Bartell acquisition	—	5,346	(47,705)
Change in estimate related to manufacturer rebate receivables	—	15,068	—
Other	9,401	4,740	3,283
Adjusted EBITDA from continuing operations	$429,180	$505,905	$437,665

.

22. Commitments, Contingencies and Guarantees

Legal Matters and Regulatory Proceedings

The Company is regularly involved in a variety of legal matters including arbitration, litigation (and related settlement discussions), audits by counter parties under our contracts, and other claims, and is subject to regulatory proceedings including audits, inspections, inquiries, investigations, and similar actions by health care, insurance, pharmacy, tax and other governmental authorities arising in the ordinary course of its business, including, without limitation, the matters described below. Substantial damages are sought from the Company in virtually all of these matters, even if a specific amount is not specified. The Company records accruals for outstanding legal matters and applicable regulatory proceedings when it believes it is probable that a loss has been incurred, and the amount can be reasonably estimated. The Company evaluates on a quarterly basis, developments in legal matters and regulatory proceedings that could affect the amount of any existing accrual or that warrant an accrual. If a loss contingency is not both probable and estimable, the Company typically does not establish an accrued liability. Unless specifically noted otherwise, with respect to the litigation and other legal proceedings described below, the Company is unable to estimate the amount or range of reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties at the current stage of such litigation and legal proceedings.

None of the Company’s accruals for outstanding legal matters or regulatory proceedings are currently material, individually or in the aggregate, to the Company’s consolidated financial position. However, during the course of any

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

proceeding, developments may result in the creation or an increase of an accrual that could be material. Additionally, unfavorable or unexpected outcomes in outstanding legal matters or regulatory proceedings could exceed any accrual and impact the Company’s financial position. Further, even if the Company is successful in its legal proceedings, the Company may incur significant costs and expenses defending itself or others that it is required to indemnify, and such costs and expenses may not be subject to or may exceed reimbursement pursuant to any applicable insurance. Such proceedings may also require significant attention of management.

The Company’s contingencies are subject to significant uncertainties, many of which are beyond the Company’s control, including, among other factors: (i) the stage of any proceeding and delays in scheduling; (ii) whether class or collective action status is sought and the likelihood of a class being certified; (iii) the outcome of pending or potential appeals, motions and settlement discussions; (iv) the range and magnitude of potential damages, fines or penalties, which are often unspecified or indeterminate; (v) the impact of discovery on the matter; (vi) whether novel or unsettled legal theories are at issue or advanced; (vii) whether there are significant factual issues to be resolved including findings made by juries; (viii) the exercise of discretion in enforcement actions including in the case of certain government agency investigations, whether a qui tam lawsuit (“whistleblower” action) has been filed and whether the government agency makes a decision to intervene in the lawsuit following investigation; (ix) changes in priorities following any change in political administration at the state or federal level; and/or (x) the impact, results and settlements of similar claims made against competitors and other industry participants. Additionally, the Company may determine that a settlement is in its best interest, even if it believes that it has meritorious defenses and has not previously accrued for the matter.

Employment Litigation.

The Company is currently a defendant in several lawsuits filed in courts in California that contain allegations regarding violations of the California Business and Professions Code, various California employment laws and regulations, industry wage orders, wage-and-hour laws, rules and regulations pertaining primarily to failure to pay overtime, failure to pay premiums for missed meals and rest periods, failure to provide accurate wage statements, and failure to reimburse business expenses (collectively, the “California Cases”).

Some of the California Cases purport or may be determined to be class actions or representative actions under the California Private Attorneys General Act and seek substantial damages and penalties. In August 2022, the Company agreed to settle a putative class action regarding reimbursement for cell phone and mileage expenses for shift supervisors and managers/assistant managers for $1.29 million, and a putative wage and hour class action brought on behalf of drivers and other ice cream plant associates for $0.8 million. These settlements are subject to court approval.

The Company has also reached an agreement in principle to resolve a putative employment collective and class action filed in federal court in New York, which raises similar allegations in addition to others about the payment frequency for certain employees (the “New York Case”). In December 2022, the parties reached an agreement in principle to resolve the individual plaintiff’s claims as well as those of the class, resulting in the federal court issuing an order of judgment and a new matter filed in New York state court, which the parties have agreed to resolve for $6.45 million. The parties continue to work on a definitive settlement agreement, which will be subject to court approval and the Company expects that it will have the right terminate the agreement if certain participation thresholds are not met.

The Company has aggressively defended itself and challenged the merits of these employment lawsuits and, where applicable, allegations that the lawsuits should be certified as class or representative actions.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

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

The Company is a defendant in a putative consumer class action lawsuit in the United States District Court for the Southern District of California captioned Byron Stafford v. Rite Aid Corp. A separate lawsuit, Robert Josten v. Rite Aid Corp., was consolidated with this lawsuit for pre-trial purposes. The lawsuit contains allegations that (i) the Company was obligated to charge the plaintiffs’ insurance companies its usual and customary prices for their prescription drugs; and (ii) the Company failed to do so because the prices it reported were not equal to or adjusted to account for the prices that Rite Aid offered to uninsured and underinsured customers through its Rx Savings Program. The Company is defending itself in a second putative class action lawsuit against similar pricing allegations filed in the United States District Court for the Eastern District of Pennsylvania.

On February 6, 2019, Humana, Inc., filed a claim pursuant to a binding arbitration provision of the parties’ agreement alleging that the Company improperly submitted various usual and customary overcharges by failing to report its Rx Savings Program prices as its usual and customary prices to Humana. An arbitration hearing was held in this matter in November 2021.

On April 22, 2022, the arbitrator issued an Opinion and Final Award against the Company for breach of contract awarding Humana $122.6 million, which includes $40.7 million in prejudgment interest (the “Arbitration Award”). The Company continues to believe that the Arbitration Award contains a number of significant factual and legal errors. On June 20, 2022, the Company both opposed Humana’s effort to confirm the Arbitration Award and petitioned the United States District Court for Western District of Kentucky for vacatur of the Arbitration Award, as is its right under the Federal Arbitration Act (“FAA”). As such, the Company has determined that it is not probable that a loss has occurred.

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

Argument on Humana’s petition to confirm the Arbitration Award and Rite Aid’s motion for vacatur of the Arbitration Award is scheduled for May 10, 2023. Depending on the court’s determination, it is possible that one or both parties may appeal the decision, or seek other remedies.

The Company is a defendant in two consolidated lawsuits pending in the United States District Court for the District of Minnesota filed in 2020 by various Blue Cross/Blue Shield plans that operate in eight different states (North Carolina, North Dakota, Alabama, Utah, Minnesota, Oregon, Washington and New Jersey) alleging that the Company improperly submitted various usual and customary overcharges to several Pharmacy Benefit Managers, all but one of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

which are not owned by plaintiffs, with which Rite Aid and the insurers had independent contracts. The Company is also defending a lawsuit filed in Delaware state court in 2019 by multiple Centene entities alleging that the Company overcharged for prescriptions by improperly reporting usual and customary prices. The Delaware lawsuit is scheduled to start trial in May 2023. The Company is defending a similar lawsuit filed in 2022 by WellCare in Florida state court.

Drug Utilization Review and Code 1 Litigation

In June 2012, qui tam plaintiff, Loyd F. Schmuckley (“Relator”) filed a complaint under seal against the Company alleging that it failed to comply with certain requirements of California’s Medicaid program between 2007 and 2014. In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California regarding (1) the Company’s Drug Utilization Review and prescription dispensing protocol; and (2) the dispensing of drugs designated as “Code 1” by the State of California. Specifically, the Relator alleged that the Company did not perform special verification and documentation for certain medications known as “Code 1” drugs. While the complaint remained under seal, the United States Department of Justice conducted an extensive investigation and ultimately declined to intervene. Although numerous states declined to intervene, in September 2017, the State of California’s Department of Justice’s Bureau of Medical Fraud and Elder Abuse filed a complaint in intervention. The Company filed a motion to dismiss Relator’s and the State of California’s respective complaints in January 2018, and the hearing was held on March 23, 2018. On September 5, 2018, the court issued an order denying the motion to dismiss. Substantial damages are sought from the Company in this matter. No trial date has been set and as discovery continues, the parties have participated in and are expected to continue to participate in a mediation process, although there is no expected date or terms for any potential resolution of this matter.

Controlled Substances Litigation, Audits and Investigations

The Company, along with various other defendants, is named in multiple opioid-related lawsuits filed by counties, cities, municipalities, Native American tribes, hospitals, third-party payers, and others across the United States. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation (“JPML”) consolidated and transferred more than a thousand federal opioid-related lawsuits that name the Company as a defendant to the multi-district litigation (“MDL”) pending in the United States District Court for the Northern District of Ohio under In re National Prescription Opiate Litigation (Case No. 17-MD-2804). A significant number of similar cases that are not part of the MDL and name the Company as a defendant are also pending in state courts. On June 1, 2022, the JPML ordered that newly filed cases will no longer be transferred to the MDL. The plaintiffs in these opioid-related lawsuits generally allege claims that include, without limitation, public nuisance and negligence theories of liability resulting from the impacts of widespread opioid abuse against defendants along the pharmaceutical supply chain, including manufacturers, wholesale distributors, and retail pharmacies. At this stage of the proceedings, the Company is not able to predict the outcome of the opioid-related lawsuits in which it remains a defendant or estimate a potential range of loss regarding the lawsuits, and is defending itself against all relevant claims. From time to time, some of these cases may be settled, dismissed or otherwise terminated, and additional such cases may be filed.

The Company also has received warrants, subpoenas, CIDs, and other requests for documents and information from, and is being investigated by, the federal and state governments regarding opioids and other controlled substances. The Company has been cooperating with and responding to these investigatory inquiries.

As previously disclosed, on December 13, 2022, a qui tam complaint filed by three former Rite Aid pharmacy personnel (Andrew White, Mark Rosenberg, and Ann Wegelin) (collectively, “qui tam Relators”) was unsealed by the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

federal District Court for the Northern District of Ohio in an order that also directed the United States Department of Justice to file within 90 days a complaint intervening or partially intervening in the Second Amended Complaint (the “Complaint”). On February 23, 2023, the following states, which were listed in the Complaint, declined to intervene: Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New York, North Carolina, Oklahoma, Rhode Island, Tennessee, Texas, Vermont, Virginia, Washington and the District of Columbia. On February 23, 2023, California stated its intention to make an intervention decision on or before May 2, 2023. On March 13, 2023, the United States Department of Justice filed its complaint in the federal District Court for the Northern District of Ohio against Rite Aid (“DOJ’s Complaint”) alleging violations of the federal False Claims Act and Controlled Substances Act related to the dispensing of controlled substances, primarily opioids. DOJ’s Complaint seeks damages under the False Claims Act, civil penalties under the Controlled Substances Act, damages in connection with alleged payment by mistake (on behalf of Federal Healthcare Programs), and damages in connection with alleged unjust enrichment.

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

Miscellaneous Litigation and Investigations.

Following the Company’s response to a 2020 CID from the Federal Trade Commission (“FTC”) with respect to consumer protection laws, the Company is seeking to negotiate a resolution with the FTC. The allegations relate to certain business practices that the Company has not engaged in for nearly three years, and the Company currently believes that any resolution will not likely require a monetary payment. Discussions are ongoing with the FTC and the timing and substance of any settlement cannot be determined at this time. During the course of the Company’s discussions with the FTC in connection with its response to that CID, the FTC also requested certain information from the Company related to compliance with the Company’s 2010 FTC Consent Order. The Company cooperated with the FTC's request, however, the FTC Staff informed the Company that it would recommend that the FTC file a complaint against the Company for violation of the Consent Order, including a monetary payment and other relief, unless the Company informs FTC Staff that it is willing to discuss a resolution. The Company is evaluating the matter, including potential resolution, although no assurance can be given that the matter will be resolved to the parties’ mutual satisfaction, or that the resolution will not include a monetary payment, and that the payment will not be material. It is also possible that discussions relating to the 2010 FTC Consent Order could affect the resolution of the 2020 CID.

The Company has received CIDs from the Department of Justice related to the Medicare Part D plan sponsored by a subsidiary of the Company. The Company is also defending a lawsuit asserting numerous claims based on allegations surrounding the Company’s use of a certain font including in the Company’s rebranded logo. The Company is defending a putative class action it has removed to federal court in California regarding alleged privacy breaches.

The Company is defending a putative shareholder class action currently captioned Page v. Rite Aid Corporation et al., filed in the United States District Court for the Eastern District of Pennsylvania. The matter names Rite Aid

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

Corporation and certain executives individually as defendants and raises claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to alleged misstatements and omissions concerning the growth of Elixir’s PBM services businesses. The matter remains in early stages, but the Company intends to aggressively defend against the allegations and challenge their merit. The Company is also defending a putative shareholder class action currently captioned Holland v. Rite Aid Corporation et al., filed in the United States District Court for the Northern District of Ohio. The matter names Rite Aid Corporation and certain former and current executives individually as defendants and raises claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to the DOJ’s Complaint and alleged misstatements and omissions concerning the Company’s risk for regulatory action and litigation related to controlled substances practices.  This matter is also in early stages, but the Company intends to aggressively defend against the allegations and challenge their merit.

23. Supplementary Cash Flow Data

	March 4,	February 26,	February 27,
	2023	2022	2021
Cash paid for interest (a)	$212,355	$180,583	$181,634
Cash (refunds) payments for income taxes, net(a)	$(5,309)	$6,233	$7,535
Equipment financed under capital leases	$3,334	$1,698	$1,849
Accrued capital expenditures	$18,711	$45,465	$19,904
Gross borrowings from revolver(a)	$3,510,000	$5,131,000	$7,912,000
Gross repayments to revolver(a)	$3,019,000	$5,272,000	$7,712,000

(a)–Amounts are presented on a total company basis.

Significant components of cash used in Other Liabilities of $111,021 for the fifty-three week period ended March 4, 2023 includes cash used from changes in accrued wages, benefits and other personnel costs of $100,340 and provided from changes in accrued store expenses of $11,426.

24. Financial Instruments

The carrying amounts and fair values of financial instruments as of March 4, 2023 and February 26, 2022 are listed as follows:

	2023		2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Variable rate indebtedness	$1,581,793	$1,600,000	$1,038,646	$1,059,000
Fixed rate indebtedness	$1,343,465	$768,328	$1,694,340	$1,602,122

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short-term nature. In addition, as of March 4, 2023, the Company has $7,457 of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of prepaid expenses and other current assets. As of February 26, 2022, the Company has $7,406 of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of other assets.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

Borrowings under credit facilities:

The carrying amounts for SOFR-based and LIBOR-based borrowings under the credit facilities are estimated based on the quoted market price of the financial instruments. The LIBOR-based borrowings under the credit facilities transitioned to Term SOFR on December 1, 2022.

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

RITE AID CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(dollars in thousands)

		Additions
	Balance at	Charged to		Balance at
Allowances deducted from accounts receivable for estimated	Beginning	Costs and		End of
uncollectible amounts:	of Period	Expenses	Deductions	Period
Year ended March 4, 2023	$46,865	$63,373	$48,105	$62,133
Year ended February 26, 2022	$24,854	$106,113	$84,102	$46,865
Year ended February 27, 2021	$12,849	$43,855	$31,850	$24,854