Form 10-Q
period 2023-06-03
RITE AID CORP
filed 2023-07-11
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 3, 2023

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

The registrant had 56,696,332 shares of its $1.00 par value common stock outstanding as of June 28, 2023.

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	the impact of widespread health developments, such as the global coronavirus (“COVID-19”) pandemic, the changing consumer behavior and preferences (including preferred shopping locations, vaccine hesitancy and the emergence of new variants), and the impact of those factors on the broader economy, financial and labor markets, wages, availability and access to credit and capital, our front-end and pharmacy operations and services, supply chain challenges including shipping delays, container and trucker shortages, port congestion and other logistics problems, our associates and executive and administrative personnel, our third-party service providers (including suppliers, vendors and business partners), and customers. In addition, continued shortages of pharmacists, pharmacy technicians and other employee turnover in the markets in which we operate, may inhibit our ability to maintain store hours at preferred levels. Any of these developments could result in a material adverse effect on our business, financial conditions and results of operations;

●	our ability to achieve the benefits of our efforts of our multi-year performance acceleration program;
●	our ability to successfully implement our strategy, attract and retain a sufficient number of our target consumers, integrate operations such as Elixir, our pharmacy benefit management (“PBM”) operations, and any acquisitions, implement and integrate information technology and digital services, obtain permits required for store remodels, and improve the operating performance of our stores and PBM operations;

●	our high level of indebtedness, the ability to improve our capital structure and refinance our indebtedness on acceptable terms (including the impact of rising interest rates, market volatility, and continuing actions by the United States Federal Reserve), and our ability to satisfy our obligations and the other covenants contained in our credit and debt agreements;

●	the nature, cost, impact and outcome of pending and future litigation, other legal or regulatory proceedings, or governmental investigations and actions, including those related to opioids, “usual and customary” pricing, government payer programs, business practices, or other matters;

●	general competitive, economic, industry, market, political (including healthcare reform) and regulatory conditions, including continued impacts of inflation or other pricing environment factors on our costs, liquidity and our ability to pass on price increases to our customers, including as a result of inflationary and deflationary pressures, a decline in consumer spending or deterioration in consumer financial position, whether due to inflation or other factors, as well as other factors specific to the markets in which we operate;

●	the severity and resulting impact of the cough, cold and flu season;

●	the impact on retail pharmacy business as PBM payors seek to reduce payments to retail pharmacies and incent or mandate movement away from retail pharmacies to PBM mail order pharmacies;

●	our ability to achieve the benefits of our efforts to reduce the purchasing cost of our generic drugs;

●	the risk that changes in federal or state laws or regulations, including to those relating to labor or wages, the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection and the Affordable Care Act (or “ACA”), and decisions of agencies and courts including the United States Supreme Court regarding those and other matters relevant to Rite Aid Corporation or its operations, and any regulations enacted thereunder may occur;

●	the impact of the loss of one or more major third-party payor contracts and the risk that providers and state contract changes may occur;

●	the risk that we may need to take further impairment charges if our future results do not meet our expectations;

●	our ability to sell our Centers of Medicare and Medicaid Services (“CMS”) receivables, in whole or in part, and on reasonably available terms, which could negatively impact our liquidity and leverage ratio if we do not consummate a sale;

●	our ability to grow prescription count, realize front-end sales growth, and improve and grow the operations of our PBM;

●	our ability to achieve cost savings and the other benefits of our organizational restructuring within our anticipated timeframe, if at all;

●	decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

●	our ability to manage expenses, our liquidity and our investments in working capital;

●	the continued impact of gross margin pressure in the PBM industry due to continued consolidation and client demand for lower prices while providing enhanced service offerings;

●	risks related to breaches of our (or our vendors’) information or payment systems or unauthorized access to confidential or personal information of our associates or customers;

●	our ability to maintain our current pharmacy services business and obtain new pharmacy services business and clients, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations, the risk that we cannot meet client guarantees and the impact of pricing decisions on our ability to retain our customer base;

●	our chief executive officer search process, and our ability to manage the transition to a new chief executive officer and other management;

●	our ability to manage our Medicare Part D plan medical loss ratio (“MLR”) and meet the financial obligations of the plan;

●	any negative impact of exiting the Medicare Part D Insurance market on our business, financial conditions and results of operations;

●	the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

●	changes in future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies; and

●	other risks and uncertainties described from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results” included herein and in our Annual Report on Form 10-K for the fiscal year ended March 4, 2023 (the “Fiscal 2023 10-K”), as well as in “Part I – Item 1A. Risk Factors” of the Fiscal 2023 10-K, which we filed with the SEC on May 1, 2023. To the extent that COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the risk factors described herein and in our Fiscal 2023 10-K.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	June 3,	March 4,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$135,527	$157,151
Accounts receivable, net	1,392,348	1,149,958
Inventories, net of LIFO reserve of $547,432 and $539,932	1,950,413	1,900,744
Prepaid expenses and other current assets	171,175	93,194
Total current assets	3,649,463	3,301,047
Property, plant and equipment, net	892,540	907,771
Operating lease right-of-use assets	2,457,110	2,497,206
Goodwill	356,436	507,936
Other intangibles, net	244,883	250,112
Deferred tax assets	12,368	12,368
Other assets	37,618	50,922
Total assets	$7,650,418	$7,527,362
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$6,060	$6,332
Accounts payable	1,505,741	1,494,611
Accrued salaries, wages and other current liabilities	772,058	724,529
Current portion of operating lease liabilities	488,712	502,403
Total current liabilities	2,772,571	2,727,875
Long-term debt, less current maturities	3,327,970	2,925,258
Long-term operating lease liabilities	2,345,277	2,372,943
Lease financing obligations, less current maturities	12,151	12,580
Other noncurrent liabilities	139,897	130,482
Total liabilities	8,597,866	8,169,138
Commitments and contingencies	—	—
Stockholders’ deficit:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 56,708 and 56,629	56,708	56,629
Additional paid-in capital	5,918,931	5,917,964
Accumulated deficit	(6,908,235)	(6,601,517)
Accumulated other comprehensive loss	(14,852)	(14,852)
Total stockholders’ deficit	(947,448)	(641,776)
Total liabilities and stockholders’ deficit	$7,650,418	$7,527,362

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	June 3, 2023	May 28, 2022
Revenues	$5,653,162	$6,014,583
Costs and expenses:
Cost of revenues	4,474,636	4,817,854
Selling, general and administrative expenses	1,255,223	1,217,929
Facility exit and impairment charges	20,001	66,571
Goodwill and intangible asset impairment charges	151,500	—
Interest expense	65,220	48,119
Gain on sale of assets, net	(8,193)	(29,196)
	5,958,387	6,121,277
Loss before income taxes	(305,225)	(106,694)
Income tax expense	1,493	3,497
Net loss	$(306,718)	$(110,191)
Computation of loss attributable to common stockholders:
Net loss attributable to common stockholders — basic and diluted	$(306,718)	$(110,191)

Basic and diluted loss per share	$(5.56)	$(2.03)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	June 3, 2023	May 28, 2022
Net loss	$(306,718)	$(110,191)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	—	—
Change in fair value of interest rate cap	—	—
Total other comprehensive income	—	—
Comprehensive loss	$(306,718)	$(110,191)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE MARCH 4, 2023	56,629	$56,629	$5,917,964	$(6,601,517)	$(14,852)	$(641,776)
Net loss				(306,718)		(306,718)
Other comprehensive loss:
Comprehensive loss						(306,718)
Issuance of restricted stock	256	256	(256)			—
Shares issued under the performance-based incentive plans	44	44	(44)			—
Exchange of restricted shares for taxes	(18)	(18)	(28)			(46)
Cancellation of restricted stock	(203)	(203)	203			—
Amortization of restricted stock balance			1,201			1,201
Amortization of performance-based incentive plans			(109)			(109)
BALANCE JUNE 3, 2023	56,708	$56,708	$5,918,931	$(6,908,235)	$(14,852)	$(947,448)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

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

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	June 3, 2023	May 28, 2022
Operating activities:
Net loss	$(306,718)	$(110,191)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	65,895	70,073
Facility exit and impairment charges	20,001	66,571
Goodwill and intangible asset impairment charges	151,500	—
LIFO charge	7,500	—
Gain on sale of assets, net	(8,193)	(29,196)
Change in allowances for uncollectible accounts receivable	4,004	3,763
Stock-based compensation expense	1,081	3,334
Changes in operating assets and liabilities:
Accounts receivable	(246,838)	(104,458)
Inventories	(57,169)	(15,827)
Accounts payable	20,558	(137,572)
Operating lease right-of-use assets and operating lease liabilities	(10,857)	(14,812)
Other assets	(64,687)	751
Other liabilities	51,385	15,327
Net cash used in operating activities	(372,538)	(252,237)
Investing activities:
Payments for property, plant and equipment	(35,891)	(73,176)
Intangible assets acquired	(11,612)	(12,248)
Proceeds from dispositions of assets and investments	8,157	30,839
Net cash used in investing activities	(39,346)	(54,585)
Financing activities:
Net proceeds from revolver	400,000	291,000
Principal payments on long-term debt	(1,009)	(977)
Change in zero balance cash accounts	(8,272)	33,691
Financing fees paid for early debt redemption	(51)	—
Payments for taxes related to net share settlement of equity awards	(46)	(553)
Deferred financing costs paid	(362)	—
Net cash provided by financing activities	390,260	323,161
(Decrease) increase in cash and cash equivalents	(21,624)	16,339
Cash and cash equivalents, beginning of period	157,151	39,721
Cash and cash equivalents, end of period	$135,527	$56,060

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended June 3, 2023 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2023 10-K.

Revenue Recognition

The following table disaggregates the Company’s revenue by major source in each segment for the thirteen week periods ended June 3, 2023 and May 28, 2022:

	June 3,	May 28,
	2023	2022
In thousands	(13 weeks)	(13 weeks)
Retail Pharmacy Segment:
Pharmacy sales	$3,296,974	$3,053,449
Front-end sales	1,167,345	1,261,206
Other revenue	28,010	30,701
Total Retail Pharmacy Segment	4,492,329	4,345,356
Pharmacy Services Segment	1,196,154	1,725,857
Intersegment elimination	(35,321)	(56,630)
Total revenue	$5,653,162	$6,014,583

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

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

earned points to a “Rite Aid Rewards” coupon. Unused/unconverted points expire after 90 days. Unredeemed “Rite Aid Rewards” coupons expire 30 days after conversion from points earned.

Points earned pursuant to the Rite Aid Rewards program represent a performance obligation. The value of unredeemed Rite Aid Rewards points is deferred as a contract liability (included in other current liabilities). As members redeem points in the form of a Rite Aid Rewards coupon or when points or unredeemed Rite Aid Rewards coupons expire, the Retail Pharmacy Segment recognizes the redeemed/expired portion of the deferred contract liability into revenue. For the thirteen week period ended June 3, 2023, the Company recognized $177 of deferred contract liability into revenue. The Retail Pharmacy Segment had accrued contract liabilities of $1,853 and $2,030 as of June 3, 2023 and March 4, 2023, respectively.

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

2. Restructuring

Beginning in fiscal 2019, the Company initiated a series of restructuring plans designed to reorganize its executive management team, reduce managerial layers, and consolidate roles. In March 2020, the Company announced the details of its strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in its front-end offering to free up working capital and update its merchandise assortment, assessing its pricing and promotional strategy, rebranding its retail pharmacy and pharmacy services business, launching its Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services Segment both within the segment and across the enterprise. Other strategic initiatives include the expansion of the Company’s digital business, replacing and updating the Company’s financial systems to improve efficiency, and movement to a common client platform at Elixir. In April 2022, the Company announced further strategic initiatives to reduce costs through the closure of unprofitable stores, reduce corporate administration expenses, improve efficiencies in worked payroll and other store labor costs, engage in a comprehensive review of purchasing and other business processes in both the Retail Pharmacy and Pharmacy Services Segments in order to identify areas of opportunity, as well as expense reductions at the Pharmacy Services Segment. In December 2022, the Company announced a new multi-year performance acceleration program, which allows it to fast-track initiatives that will improve sales, script volume and operating margins, and free up cash. The Company is partnering with a leading consulting firm

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

that has worked with several Fortune 150 firms to execute the turnaround model. This program has given the Company visibility into the profitability opportunities it can drive over the next three years by focusing on improvements and growth in its core businesses. These and future restructuring activities, including those designed to enhance the Company’s liquidity and capital structure, are expected to provide future growth opportunities, expense efficiency benefits, and potentially reduce its leverage. The Company has engaged in and, at any given time, may further engage in strategic alternatives to recapitalize, refinance or otherwise optimize its capital structure. Any such review or contingency planning could ultimately result in the Company’s pursuing one or more significant corporate transactions or other remedial measures. There can be no assurance as to when or whether the Company will determine to implement any such action, whether such actions will be successful, or the effects the failure to take action may have on its business, including the Company’s ability to achieve its operational, strategic, and financial goals. Additionally, there can be no assurance that the Company’s current and future restructuring charges will achieve the cost savings and remerchandising benefits in the amounts or time anticipated.

For the thirteen week period ended June 3, 2023, the Company incurred total restructuring-related costs of $78,130, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	Segment	Services Segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts(a)	$440	$—	$440
Professional and other fees relating to restructuring activities(b)	76,029	1,661	77,690
Total restructuring-related costs	$76,469	$1,661	$78,130

For the thirteen week period ended May 28, 2022, the Company incurred total restructuring-related costs of $22,646, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	Segment	Services Segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts(a)	$11,288	$616	$11,904
Professional and other fees relating to restructuring activities(b)	6,083	4,659	10,742
Total restructuring-related costs	$17,371	$5,275	$22,646

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

A summary of activity for the thirteen week period ended June 3, 2023 in the restructuring-related liabilities associated with the programs noted above, which is included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related	Professional and
	costs (a)	other fees (b)	Total

Balance as of March 4, 2023	$7,658	$42,154	$49,812
Additions charged to expense	440	77,690	78,130
Cash payments	(2,738)	(33,962)	(36,700)
Balance as of June 3, 2023	$5,360	$85,882	$91,242
(a)	– Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with ongoing reorganization efforts.
(b)	– Professional and other fees include costs incurred in connection with the identification and implementation of initiatives associated with restructuring activities.

The Company anticipates incurring approximately $155,000 during fiscal 2024 in connection with its continued restructuring activities.

3. Loss Per Share

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

	Thirteen Week Period Ended
	June 3,	May 28,
	2023	2022
Basic and diluted loss per share:
Numerator:
Net loss attributable to common stockholders — basic and diluted	$(306,718)	$(110,191)
Denominator:
Basic and diluted weighted average shares	55,179	54,348

Basic and diluted loss per share	$(5.56)	$(2.03)

Due to their antidilutive effect, 29 and 700 potential shares related to stock options have been excluded from the computation of diluted loss per share for the thirteen week periods ended June 3, 2023 and May 28, 2022, respectively. Also, excluded from the computation of diluted loss per share for the thirteen week periods ended June 3, 2023 and May 28, 2022 are restricted shares of 1,510 and 1,247, respectively, which are included in shares outstanding.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

4. Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week Period
	Ended
	June 3,	May 28,
	2023	2022
Impairment charges	$11,738	$35,036
Facility exit charges	8,263	31,535
	$20,001	$66,571

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

Non-Financial Assets Measured on a Non-Recurring Basis

Long-lived non-financial assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 2 and Level 3 inputs as defined in the fair value hierarchy. The fair value of long-lived assets using Level 2 inputs is determined by evaluating the current economic conditions in the geographic area for similar use assets. The fair value of long-lived assets using Level 3 inputs is determined by estimating the amount and timing of net future cash flows (which are unobservable inputs) and discounting them using a risk-adjusted rate of interest (which is Level 1). The Company estimates future cash flows based on its experience and knowledge of the market in which the store is located. Significant increases or decreases in actual cash flows may result in valuation changes. During the thirteen week period ended June 3, 2023, long-lived assets with a carrying value of $11,738, primarily right-of-use assets in connection with stores or leased office spaces, were written down to their fair value of $0, resulting in an impairment charge of $11,738. During the thirteen week period ended May 28, 2022, long-lived assets with a carrying value of $39,228, primarily right-of-use assets in connection with leased office spaces, were written down to their fair value of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

$4,192, resulting in an impairment charge of $35,036. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

The following table presents fair values for those assets measured at fair value on a non-recurring basis at June 3, 2023 and May 28, 2022:

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	June 3, 2023
Long-lived assets held for use	$—	$—	$—	$—	$(11,738)
Long-lived assets held for sale	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$(11,738)

				Fair Values	Total
				as of	Charges
	Level 1	Level 2	Level 3	Impairment Date	May 28, 2022
Long-lived assets held for use	$—	$4,192	$—	$4,192	$(35,036)
Long-lived assets held for sale	$—	$—	$—	$—	$—
Total	$—	$4,192	$—	$4,192	$(35,036)

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

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table reflects changes in the Company’s closed store liability relating to closed store and distribution center charges for new closures, changes in assumptions and interest accretion:

	Thirteen Week Period
	Ended
	June 3,	May 28,
	2023	2022
Balance—beginning of period	$49,772	$18,688
Provision for present value of executory costs for leases exited	5,598	26,499
Changes in assumptions and other adjustments	(2,090)	(191)
Interest accretion	534	98
Cash payments	(4,041)	(1,692)
Balance—end of period	$49,773	$43,402

5. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 4, Facility Exit and Impairment Charges, for the recognition and disclosure of fair value measurements.

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of June 3, 2023 and March 4, 2023, the Company has $4,640 and $7,457, respectively, of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of prepaid expenses and other current assets. The Company believes the carrying value of these investments approximates their fair value.

The fair value for Secured Overnight Financing Rate (“SOFR”) based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,327,970 and $2,676,269, respectively, as of June 3, 2023. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $2,925,258 and $2,368,328, respectively, as of March 4, 2023.

6. Income Taxes

The Company recorded an income tax expense of $1,493 and $3,497 for the thirteen week periods ended June 3, 2023 and May 28, 2022, respectively. The effective tax rate for the thirteen week periods ended June 3, 2023 and May 28, 2022 was (0.5)% and (3.3)%, respectively. The effective tax rate for the thirteen week periods ended June 3, 2023 May 28, 2022 was net of an adjustment of (27.6)% and (37.6)%, respectively, to adjust the valuation allowance against deferred tax assets.

The Company recognizes tax liabilities in accordance with the guidance for uncertain tax positions and management adjusts these liabilities with changes in judgment as a result of the evaluation of new information not

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $1,733,294 and $1,649,193, which relates to federal and state deferred tax assets that may not be realized based on the Company's future projections of taxable income at June 3, 2023 and March 4, 2023, respectively.

7. Medicare Part D

The Company offers Medicare Part D benefits through Elixir Insurance (“EI”), which has contracted with CMS to be a Prescription Drug Plan (“PDP”) and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EI is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EI must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EI is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $5,249 as of March 31, 2023. EI was in excess of the minimum required amounts in these states as of June 3, 2023.

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

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

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

On October 13, 2022, the Company entered into a receivable purchase agreement (the “October 2022 Receivable Purchase Agreement”) with Purchaser.

Pursuant to the terms and conditions set forth in the October 2022 Receivable Purchase Agreement, the Company sold $195,487, a portion of its calendar 2022 CMS receivable, for $180,405, of which $166,917 was received on October 13, 2022. The remaining $13,488, which is included in accounts receivable, net as of June 3, 2023, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $15,082, which was included as a component of (gain) loss on sale of assets, net during the thirteen-week period ended November 26, 2022.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

On February 3, 2023, the Company entered into a receivable purchase agreement (the “February 2023 Receivable Purchase Agreement”) with Purchaser.

Pursuant to the terms and conditions set forth in the February 2023 Receivable Purchase Agreement, the Company sold $278,390, a portion of its calendar 2022 CMS receivable, for $261,771, of which $242,562 was received on February 3, 2023. The remaining $19,209, which is included in accounts receivable, net as of June 3, 2023, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $16,619, which is included as a component of (gain) loss on sale of assets, net during the fourteen-week period ended March 4, 2023.

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

As of June 3, 2023 and March 4, 2023 accounts receivable, net included $32,697 due from the Purchaser, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance for the respective calendar years from CMS.

As of June 3, 2023, and March 4, 2023, accounts receivable, net included $136,070 and $45,201 due from CMS.

The Inflation Reduction Act of 2022 contains several provisions affecting Medicare, which will take effect over various periods of time from 2023 to 2029. Based on the Company’s current analysis of the provisions, it does not believe that this legislation will have a material impact on the financial statements.

On June 4, 2023, the Company decided to exit the Medicare Part D Individual Insurance market, effective January 1, 2024. As of June 3, 2023, Elixir Insurance operated in eleven markets, with approximately 274,000 Medicare Part D Individual members. The Company expects to service its exiting members in the 2023 plan year through December 31, 2023.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

8. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables due directly from manufacturers and from our rebate aggregator of $417,746 and $357,699 included in accounts receivable, net of an allowance for uncollectible rebates of $11,025 and $8,680, as of June 3, 2023 and March 4, 2023, respectively.

9. Goodwill and Other Intangible Assets

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

During the thirteen week period ended June 3, 2023, the Company completed a qualitative goodwill impairment assessment, at which time it was determined after evaluating results, events, and circumstances that were not known in prior quarters that a quantitative assessment was necessary for the Pharmacy Services Segment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services Segment exceeded its fair value principally due to projected performance at EI. Unfavorable drug costs and utilization trends that became apparent during the thirteen week period ended June 3, 2023, resulted in an unfavorable MLR which also increased the projected working capital needs of the business and subsequently contributed to the decision to exit the Individual Part D market, effective January 1, 2024. This resulted in goodwill impairment charges of $151,500 for the thirteen week period ended June 3, 2023.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

As of June 3, 2023 and March 4, 2023, accumulated impairment losses for the Pharmacy Services Segment was $1,326,412 and $1,174,912, respectively.

	Retail	Pharmacy
	Pharmacy	Services	Total
Balance, March 4, 2023	43,492	464,444	507,936
Goodwill impairment	—	(151,500)	(151,500)
Balance, June 3, 2023	$43,492	$312,944	$356,436

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. Following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of June 3, 2023 and March 4, 2023.

	June 3, 2023					March 4, 2023
				Remaining					Remaining
				Weighted					Weighted
	Gross			Average		Gross			Average
	Carrying	Accumulated		Amortization		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period		Amount	Amortization	Net	Period
Non-compete agreements and other(a)	$205,249	$(184,911)	$20,338	3	years	$201,919	$(182,957)	$18,962	3	years
Prescription files	1,035,505	(934,114)	101,391	5	years	1,029,665	(928,478)	101,187	5	years
Customer relationships(a)	388,000	(310,842)	77,158	8	years	388,000	(306,139)	81,861	9	years
CMS license	57,500	(25,904)	31,596	3	years	57,500	(23,798)	33,702	4	years
Claims adjudication and other developed software	58,985	(58,985)	—	0	years	58,985	(58,985)	—	0	years
Total finite	$1,745,239	$(1,514,756)	230,483			$1,736,069	$(1,500,357)	$235,712
Trademarks	14,400	—	14,400	Indefinite		14,400	—	14,400	Indefinite
Total	$1,759,639	$(1,514,756)	$244,883			$1,750,469	$(1,500,357)	$250,112
(a)	Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

Amortization expense for these intangible assets and liabilities was $17,133 and $20,626 for the thirteen week periods ended June 3, 2023 and May 28, 2022, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2024—$63,486; 2025—$52,554; 2026—$42,028; 2027—$35,018 and 2028—$27,538.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

10. Indebtedness and Credit Agreement

Following is a summary of indebtedness and lease financing obligations as of June 3, 2023 and March 4, 2023:

	June 3,	March 4,
	2023	2023
Secured Debt:
Senior secured revolving credit facility due August 2026 ($1,600,000 and $1,200,000 face value less unamortized debt issuance costs of $14,626 and $16,117)	1,585,374	1,183,883
FILO Term Loan due August 2026 ($400,000 face value less unamortized debt issuance costs of $1,936 and $2,090)	398,064	397,910
	1,983,438	1,581,793
Second Lien Secured Debt:
7.500% senior secured notes due July 2025 ($320,002 face value less unamortized debt issuance costs of $2,257 and $2,529)	317,745	317,473
8.000% senior secured notes due November 2026 ($849,918 face value less unamortized debt issuance costs of $10,489 and $11,259)	839,429	838,659
	1,157,174	1,156,132
Unguaranteed Unsecured Debt:
7.70% notes due February 2027 ($185,691 face value less unamortized debt issuance costs of $373 and $398)	185,318	185,293
6.875% fixed-rate senior notes due December 2028 ($2,046 face value less unamortized debt issuance costs of $6 and $6)	2,040	2,040
	187,358	187,333
Lease financing obligations	18,211	18,912
Total debt	3,346,181	2,944,170
Current maturities of long-term debt and lease financing obligations	(6,060)	(6,332)
Long-term debt and lease financing obligations, less current maturities	$3,340,121	$2,937,838

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The Company’s borrowing capacity under the Existing Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. As of June 3, 2023, the Company had approximately $2,000,000 of borrowings outstanding under the Existing Facilities and had letters of credit outstanding under the Existing Senior Secured Revolving Credit Facility in a face amount of approximately $208,198, which resulted in remaining borrowing capacity under the Existing Senior Secured Revolving Credit Facility of $1,041,802. If at any time the total credit exposure outstanding under the Existing Senior Secured Revolving Credit Facility exceeds the borrowing base, the Company will be required to repay amounts outstanding to eliminate such shortfall.

The Existing Credit Agreement restricts the Company and all of its subsidiaries including the subsidiaries that guarantee its obligations under the Existing Facilities and the secured guaranteed notes (collectively, the “Subsidiary Guarantors”) from accumulating cash on hand in excess of $200,000 at any time when revolving loans are outstanding (not including cash located in store and lockbox deposit accounts and cash necessary to cover current liabilities). The Existing Credit Agreement also states that if at any time (other than following the exercise of remedies or acceleration of any senior obligations or second priority debt and receipt of a triggering notice by the senior collateral agent from a representative of the senior obligations or the second priority debt) either (i) an event of default exists under the Existing Facilities or (ii) availability under the Existing Senior Secured Revolving Credit Facility is less than or equal to $283,250 for three consecutive business days or less than or equal to $206,000 on any day (a “cash sweep period”), the funds in the Company’s deposit accounts will be swept to a concentration account with the senior collateral agent and will be applied

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

first to repay outstanding revolving loans under the Existing Facilities, and then held as collateral for the senior obligations until such cash sweep period is rescinded pursuant to the terms of the Existing Facilities.

With the exception of EI, substantially all of the Company’s 100% owned subsidiaries guarantee the obligations under the Existing Facilities and the secured guaranteed notes. The Company’s obligations under the Existing Facilities and the Subsidiary Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivable, inventory, prescription files (including eligible script lists), intellectual property (prior to the repayment of the Existing Senior Secured Term Loan) and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL priority collateral”) and (ii) a second-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Existing Senior Secured Term Loan) and all other assets that do not constitute ABL priority collateral, in each case, subject to customary exceptions and limitations. The subsidiary guarantees related to the Company’s Existing Facilities and the secured guaranteed notes are full and unconditional and joint and several. The Company has no independent assets or operations. Other than EI, the subsidiaries, including joint ventures, that do not guarantee the Existing Facilities and applicable notes, are minor.

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

The Existing Credit Agreement has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Existing Senior Secured Revolving Credit Facility is less than $206,000 or (ii) on the third consecutive business day on which availability under the Existing Senior Secured Revolving Credit Facility is less than $257,500 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $257,500. As of June 3, 2023, the availability under the Existing Senior Secured Revolving Credit Facility was at a level that did not trigger the Existing Credit Agreement’s financial covenant. The Existing Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

Fiscal 2023 and 2024 Transactions

On June 13, 2022, the Company commenced a series of cash tender offers to purchase up to $150,000 aggregate principal amount of the Company’s 7.500% Senior Secured Notes due 2025 (the “7.500% Notes”), 8.000% Senior Secured Notes due 2026 (the “8.000% Notes”), 7.70% Notes due 2027 (the “7.70% Notes”) and 6.875% Notes due 2028 (the “6.875% Notes”), subject to prioritized acceptance levels, a subcap of $100,000 with respect to the 7.500% Notes and proration. On June 29, 2022, pursuant to an early settlement, the Company purchased an aggregate principal amount of $114,942 of its 7.500% Notes, $51,695 aggregate principal amount of its 7.70% Notes and $26,955 aggregate principal amount of its 6.875% Notes. In connection therewith, the Company recorded a gain on debt retirement of $41,312, which included unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows during the second quarter of fiscal 2023.

On November 3, 2022, the Company announced the commencement of a cash tender offer to purchase up to $200,000 aggregate purchase price (not including any accrued and unpaid interest) of the Company’s 7.500% Notes, subject to proration. On November 30, 2022, pursuant to an early settlement, the Company purchased an aggregate principal amount of $160,497 of its 7.500% Notes and on December 9, 2022, pursuant to the final settlement, the Company purchased an additional aggregate principal amount of $4,559 of its 7.500% Notes. In connection therewith, the Company recorded a gain on debt retirement of $38,978, which includes unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows during the third quarter of fiscal 2023.

On December 1, 2022, the Company entered into the Third Amendment in order to, among other things, increase the aggregate principal amount of commitments under the Existing Senior Secured Revolving Credit Facility from $2,800,000 to $2,850,000 and increase the aggregate principal amount of loans outstanding under the Existing Senior Secured Term Loan from $350,000 to $400,000. As a result of the Third Amendment, the Company has increased its liquidity by $100,000. In connection therewith, the Company recorded a loss on debt modification and retirement of $148, which includes unamortized debt issuance costs. The related loss on debt modification and retirement is included in the results of operations and cash flows during the fourth quarter of fiscal 2023.

Maturities

The aggregate annual principal payments of long-term debt for the remainder of fiscal 2024 and thereafter are as follows: 2024—$0; 2025—$0; 2026—$320,002; 2027—$3,035,609; 2028—$0 and $2,046 thereafter.

11. Leases

The Company leases most of its retail stores and certain distribution facilities under noncancelable operating and finance leases, most of which have initial lease terms ranging from 5 to 22 years. The Company also leases certain of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

its equipment and other assets under noncancelable operating leases with initial terms ranging from 3 to 10 years. In addition to minimum rental payments, certain store leases require additional payments based on sales volume, as well as reimbursements for taxes, maintenance and insurance. Most leases contain renewal options, certain of which involve rent increases.

The following table is a summary of the Company’s components of net lease cost for the thirteen week periods ended June 3, 2023 and May 28, 2022:

	Thirteen Week Period Ended
	June 3, 2023	May 28, 2022
Operating lease cost	$152,672	$159,845
Financing lease cost:
Amortization of right-of-use asset	819	809
Interest on long-term finance lease liabilities	467	501
Total finance lease costs	$1,286	$1,310
Short-term lease costs	(776)	457
Variable lease costs	46,233	42,645
Less: sublease income	(2,737)	(3,223)
Net lease cost	$196,678	$201,034

Supplemental cash flow information related to leases for the thirteen week periods ended June 3, 2023 and May 28, 2022:

	Thirteen Week Period Ended
	June 3, 2023	May 28, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$160,367	$175,414
Operating cash flows paid for interest portion of finance leases	467	501
Financing cash flows paid for principal portion of finance leases	996	945
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	77,412	57,986
Finance leases	—	—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Supplemental balance sheet information related to leases as of June 3, 2023 and March 4, 2023 (in thousands, except lease term and discount rate):

	June 3,	March 4,
	2023	2023
Operating leases:
Operating lease right-of-use asset	$2,457,110	$2,497,206

Short-term operating lease liabilities	$488,712	$502,403
Long-term operating lease liabilities	2,345,277	2,372,943
Total operating lease liabilities	$2,833,989	$2,875,346

Finance leases:
Property, plant and equipment, net	$13,064	$13,576

Current maturities of long-term debt and lease financing obligations	$6,060	$6,332
Lease financing obligations, less current maturities	12,151	12,580
Total finance lease liabilities	$18,211	$18,912
Weighted average remaining lease term
Operating leases	7.4	7.5
Finance leases	8.3	8.0

Weighted average discount rate
Operating leases	7.0%	6.5%
Finance leases	10.6%	9.0%

The following table summarizes the maturity of lease liabilities under finance and operating leases as of June 3, 2023:

	June 3, 2023
	Finance	Operating
Fiscal year	Leases	Leases(1)	Total
2024 (remaining thirty-nine weeks)	$6,506	$502,374	$508,880
2025	4,003	602,909	606,912
2026	2,198	479,513	481,711
2027	1,500	446,677	448,177
2028	1,500	373,347	374,847
Thereafter	10,548	1,211,362	1,221,910
Total lease payments	26,255	3,616,182	3,642,437
Less: imputed interest	(8,044)	(782,193)	(790,237)
Total lease liabilities	$18,211	$2,833,989	$2,852,200
(1)	– Future operating lease payments have not been reduced by minimum sublease rentals of $22 million due in the future under noncancelable leases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

During the thirteen week periods ended June 3, 2023 and May 28, 2022, the Company did not enter into any sale-leaseback transactions.

The Company has additional capacity under its outstanding debt agreements to enter into additional sale-leaseback transactions.

12. Retirement Plans

Net periodic pension expense (income) for the thirteen week periods ended June 3, 2023 and May 28, 2022, for the Company’s defined benefit plan includes the following components:

	Defined Benefit
	Pension Plan
	Thirteen Week Period Ended
	June 3,	May 28,
	2023	2022
Service cost	$73	$107
Interest cost	1,581	1,264
Expected return on plan assets	(1,474)	(1,402)
Net periodic pension expense	$180	$(31)

The Company is not required to make any contributions to its company-sponsored pension plans in fiscal 2024 but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any contributions to its company-sponsored pension plans in the first quarter of fiscal 2024.

13. Segment Reporting

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following is balance sheet information for the Company’s reportable segments:

	Retail	Pharmacy
	Pharmacy	Services	Eliminations(1)	Consolidated
June 3, 2023:
Total Assets	$5,762,566	$1,897,726	$(9,874)	$7,650,418
Goodwill	43,492	312,944	—	356,436
March 4, 2023:
Total Assets	$5,487,845	$2,049,107	$(9,590)	$7,527,362
Goodwill	43,492	464,444	—	507,936
(1)	As of June 3, 2023 and March 4, 2023, intersegment eliminations include intersegment accounts receivable of $9,874 and $9,590, respectively, that represents amounts owed from the Pharmacy Services Segment to the Retail Pharmacy Segment that are created when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products.

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the thirteen week periods ended June 3, 2023 and May 28, 2022:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
June 3, 2023:
Revenues	$4,492,329	$1,196,154	$(35,321)	$5,653,162
Gross Profit	1,086,863	91,663	—	1,178,526
Adjusted EBITDA(2)	70,049	21,666	—	91,715
Depreciation and amortization	55,469	10,426	—	65,895
LIFO charge	7,500	—	—	7,500
Stock-based compensation expense	723	358	—	1,081
Additions to property and equipment and intangible assets	40,439	7,064	—	47,503
May 28, 2022:
Revenues	$4,345,356	$1,725,857	$(56,630)	$6,014,583
Gross Profit	1,097,357	99,372	—	1,196,729
Adjusted EBITDA(2)	73,682	26,448	—	100,130
Depreciation and amortization	56,108	13,965	—	70,073
LIFO charge	—	—	—	—
Stock-based compensation expense	3,102	232	—	3,334
Additions to property and equipment and intangible assets	78,551	6,873	—	85,424
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services Segments record the revenue on a stand-alone basis.

(2)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” in MD&A for additional details.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following is a reconciliation of net loss to Adjusted EBITDA for the thirteen week periods ended June 3, 2023 and May 28, 2022:

	June 3,	May 28,
	2023	2022
	(13 weeks)	(13 weeks)
Net loss	$(306,718)	$(110,191)
Interest expense	65,220	48,119
Income tax expense	1,493	3,497
Depreciation and amortization	65,895	70,073
LIFO charge	7,500	—
Facility exit and impairment charges	20,001	66,571
Goodwill and intangible asset impairment charges	151,500	—
Stock-based compensation expense	1,081	3,334
Restructuring-related costs	78,130	22,646
Inventory write-downs related to store closings	2,057	7,955
Litigation and other contractual settlements	11,050	18,271
Gain on sale of assets, net	(8,193)	(29,196)
Other	2,699	(949)
Adjusted EBITDA	$91,715	$100,130

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

Employment Litigation.

The Company is currently a defendant in several lawsuits filed in courts in California that contain allegations regarding violations of the California Business and Professions Code, various California employment laws and regulations, industry wage orders, wage-and-hour laws, rules and regulations pertaining primarily to the classification of certain positions as exempt from overtime requirements, failure to pay premiums for missed meals and rest periods, failure to provide accurate wage statements, and failure to reimburse business expenses (collectively, the “California Cases”).

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

The Company has also reached an agreement in principle to resolve a putative employment collective and class action filed in federal court in New York, which raises similar allegations in addition to others about the payment frequency for certain employees (the “New York Case”). In December 2022, the parties reached an agreement in principle to resolve the individual plaintiff’s claims as well as those of the class, resulting in the federal court issuing an order of judgment and a new matter filed in New York state court, which the parties have agreed to resolve for $6.45 million. The parties have finalized a settlement agreement, which will be subject to court approval and allows the Company to terminate the agreement if certain participation thresholds are not met.

The Company has aggressively defended itself and challenged the merits of these employment lawsuits and, where applicable, allegations that the lawsuits should be certified as class or representative actions.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

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

The Company is a defendant in a putative consumer class action lawsuit in the United States District Court for the Southern District of California captioned Byron Stafford v. Rite Aid Corp. A separate lawsuit, Robert Josten v. Rite Aid Corp., was consolidated with this lawsuit for pre-trial purposes. The lawsuit contains allegations that (i) the Company was obligated to charge the plaintiffs’ insurance companies its usual and customary prices for their prescription drugs; and (ii) the Company failed to do so because the prices it reported were not equal to or adjusted to account for the prices that Rite Aid offered to uninsured and underinsured customers through its Rx Savings Program. The Company is defending itself in a second putative class action lawsuit against similar pricing allegations filed in the United States District Court for the Eastern District of Pennsylvania, where the Company has appealed to the United States Court of Appeals for the Third Circuit the denial of a motion to compel arbitration as to one of the named plaintiffs.

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

Argument on Humana’s petition to confirm the Arbitration Award and Rite Aid’s motion for vacatur of the Arbitration Award was held May 10, 2023 and we await the court’s decision. Depending on the court’s determination, it is possible that one or both parties may appeal the decision, or seek other remedies.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company is a defendant in two consolidated lawsuits pending in the United States District Court for the District of Minnesota filed in 2020 by various Blue Cross/Blue Shield plans that operate in eight different states (North Carolina, North Dakota, Alabama, Utah, Minnesota, Oregon, Washington and New Jersey) alleging that the Company improperly submitted various usual and customary overcharges to several Pharmacy Benefit Managers, all but one of which are not owned by plaintiffs, with which Rite Aid and the insurers had independent contracts. On May 22, 2023, the Company won a defense verdict in the jury trial of a lawsuit filed in Delaware state court in 2019 by multiple Centene entities alleging that the Company overcharged for prescriptions by improperly reporting usual and customary prices. The Centene entities have filed a motion seeking a new trial. The Company is defending a similar lawsuit filed in 2022 by WellCare in Florida state court.

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

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

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

As previously disclosed, on December 13, 2022, a qui tam complaint filed by three former Rite Aid pharmacy personnel (Andrew White, Mark Rosenberg, and Ann Wegelin) (collectively, “qui tam Relators”) was unsealed by the federal District Court for the Northern District of Ohio in an order that also directed the United States Department of Justice to file within 90 days a complaint intervening or partially intervening in the Second Amended Complaint (the “Complaint”). On February 23, 2023, the following states, which were listed in the Complaint, declined to intervene: Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New York, North Carolina, Oklahoma, Rhode Island, Tennessee, Texas, Vermont, Virginia, Washington and the District of Columbia. California subsequently did not intervene. On March 13, 2023, the United States Department of Justice filed its complaint in the federal District Court for the Northern District of Ohio against Rite Aid (“DOJ’s Complaint”) alleging violations of the federal False Claims Act and Controlled Substances Act related to the dispensing of controlled substances, primarily opioids. DOJ’s Complaint seeks damages under the False Claims Act, civil penalties under the Controlled Substances Act, damages in connection with alleged payment by mistake (on behalf of Federal Healthcare Programs), and damages in connection with alleged unjust enrichment. The Company has filed a motion to dismiss DOJ’s Complaint.

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

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

suits set for trial based on the specific allegations at issue in those cases. The matter has been remanded to the lower court for further proceedings.

Miscellaneous Litigation and Investigations.

Following the Company’s response to a 2020 CID from the Federal Trade Commission (“FTC”) with respect to consumer protection laws, the Company is seeking to negotiate a resolution with the FTC. The allegations relate to certain business practices that the Company has not engaged in for nearly three years, and the Company currently believes that any resolution of that CID would not likely require a monetary payment. During the course of the Company’s discussions with the FTC Staff in connection with its response to that CID, the FTC Staff also requested certain information from the Company related to compliance with the Company’s 2010 FTC Consent Order. The Company cooperated with the request, however, the FTC Staff informed the Company that absent an agreed resolution, it would recommend that the FTC file a complaint against the Company for violation of the Consent Order, including a request for a monetary payment and other relief. The FTC has now combined the two matters and is seeking a single resolution of both, such that discussions related to one matter may affect the ability to resolve the other. The Company is evaluating both matters, including a potential agreed resolution, although no assurance can be given that the matter will be resolved to the parties’ mutual satisfaction, or that a resolution will not include a monetary payment, and that the payment will not be material.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

15. Supplementary Cash Flow Data

	Thirteen Week Period Ended
	June 3, 2023	May 28, 2022
Cash paid for interest	$34,452	$11,230
Cash payments for income taxes, net	$1,006	$13,290
Equipment financed under capital leases	$321	$—
Gross borrowings from revolver	$829,000	$860,000
Gross repayments to revolver	$429,000	$569,000

Significant components of cash provided by Other Liabilities of $51,385 for the thirteen week period ended June 3, 2023 include cash provided from an increase in accruals for interest, fees related to the Company’s multi-year performance acceleration program, and litigation matters.

Cash used in Other Assets of $64,687 for the thirteen week period ended June 3, 2023 is comprised primarily of prepaid rent.

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

Retail Pharmacy Segment

Our Retail Pharmacy Segment sells brand and generic prescription drugs and provides various other pharmacy services, as well as an assortment of front-end products including health and beauty aids, personal care products, seasonal merchandise, and a large private brand product line. Our Retail Pharmacy Segment generates the majority of its revenue through the sale of prescription drugs and front-end products at our over 2,200 retail pharmacy locations across 17 states and through our e-commerce platform available at www.riteaid.com. We replenish our retail stores through a combination of direct store delivery of pharmaceutical products facilitated through our pharmaceutical Purchasing and Delivery Agreement with McKesson, and the majority of our front-end products through our network of distribution centers.

Pharmacy Services Segment

Our Pharmacy Services Segment provides a fully integrated suite of PBM offerings including technology solutions, mail delivery services, specialty pharmacy, network and rebate administration, claims adjudication and pharmacy discount programs. Elixir also provides prescription discount programs and Medicare Part D insurance offerings for individuals and groups. Elixir provides services to various clients across its different lines of business, including major health plans, commercial employers, labor groups and state and local governments, representing approximately 1.5 million covered lives, including approximately 0.3 million covered lives through our Medicare Part D insurance offerings. Elixir continues to focus its efforts and offerings to its target market of small to mid-market employers, labor unions and regional health plans, including provider-led health plans and government sponsored Medicaid and Medicare plans.

Restructuring

Beginning in fiscal 2019, we initiated a series of restructuring plans designed to reorganize our executive management team, reduce managerial layers, and consolidate roles. In March 2020, we announced the details of our strategy, which includes building tools to work with regional health plans to improve patient health outcomes, rationalizing SKU’s in our front-end offering to free up working capital and update our merchandise assortment, assessing our pricing and promotional strategy, rebranding our retail pharmacy and pharmacy services business, launching our Store of the Future format and further reducing SG&A and headcount, including integrating certain back office functions in the Pharmacy Services Segment both within the segment and across the enterprise. Other strategic initiatives include the expansion of our digital business, replacing and updating our financial systems to improve efficiency, and movement to a common client platform at Elixir. In April 2022, we announced further strategic initiatives to reduce costs through the closure of unprofitable stores, reduce corporate administration expenses, improve efficiencies in worked payroll and other store labor costs, engage in a comprehensive review of purchasing and other business processes in both the Retail Pharmacy and Pharmacy Services Segments in order to identify areas of opportunity, as well as expense reductions at the Pharmacy Services Segment. In December 2022, we announced a new multi-year performance acceleration program, which allows us to fast-track initiatives that will improve sales, script volume and operating margins, and free up cash. We are partnering with a leading consulting firm that has worked with several

Fortune 150 firms to execute the turnaround model. This program has given us visibility into the profitability opportunities we can drive over the next three years by focusing on improvements and growth in our core businesses. These and future restructuring activities, including those designed to enhance our liquidity and capital structure, are expected to provide future growth opportunities, expense efficiency benefits, as well as potentially reduce our level of corporate leverage. We have engaged in and, at any given time, may further engage in strategic alternatives to recapitalize, refinance or otherwise optimize our capital structure. Any such review or contingency planning could ultimately result in our pursuing one or more significant corporate transactions or other remedial measures. There can be no assurance as to when or whether we will determine to implement any such action, whether such actions will be successful, or the effects the failure to take action may have on our business, including our ability to achieve our operational, strategic, and financial goals. Additionally, there can be no assurance that our current and future restructuring charges will achieve the cost savings and remerchandising benefits in the amounts or time anticipated.

Impact of COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has severely impacted the economies of the United States and other countries around the world.

The COVID-19 pandemic had an impact on our operating results for the thirteen week periods ended June 3, 2023 and May 28, 2022 and will continue to have an impact on several factors underlying our operating results and liquidity in fiscal 2024. Those factors include the number of individuals that receive a COVID-19 vaccine or booster; demand for COVID-19 testing; the timing and extent to which elective procedures return to pre-pandemic levels; the demand for flu and other immunizations and the length and severity of the upcoming cough, cold and flu season.

Overview of Financial Results

Our net loss for the thirteen week period ended June 3, 2023 was $306.7 million or $5.56 per basic and diluted share compared to a net loss of $110.2 million or $2.03 per basic and diluted share for the thirteen week period ended May 28, 2022. The increase in net loss for the thirteen week period ended June 3, 2023 was due primarily to a non-cash charge to write down Elixir goodwill, which was driven by performance in EI’s Individual Part D Plan and our decision to exit the Individual Part D market beginning in January 2024. Other factors contributing to the higher net loss were higher restructuring-related charges, a lower gain on sale of assets, higher interest expense, and a decrease in Adjusted EBITDA. These items were partially offset by decreased facility exit and impairment charges.

Our Adjusted EBITDA for the thirteen week period ended June 3, 2023 was 91.7 million or 1.6% of revenues compared to $100.1 million or 1.7% of revenues for the thirteen week period ended May 28, 2022. The decrease in Adjusted EBITDA for the thirteen week period ended June 3, 2023 was due to declines in both the Retail Pharmacy Segment and the Pharmacy Services Segment. Adjusted EBITDA decreased $3.6 million in the Retail Pharmacy Segment due primarily to a decrease in Adjusted EBITDA gross profit of $8.4 million, partially offset by decreased Adjusted EBITDA selling, general and administrative expenses of $4.8 million. Adjusted EBITDA in the Pharmacy Services Segment decreased $4.8 million due primarily to the decline in revenues associated with lower Elixir Prescription Drug Plan (“PDP”) membership and lost commercial clients and an increase in the MLR at EI, partially offset by improved procurement economics and reductions in selling, general and administrative expenses (“SG&A”).

Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	June 3,	May 28,
	2023	2022

	(dollars in thousands except per share amounts)
Revenues(a)	$5,653,162	$6,014,583
Revenue decline	(6.0)%	(2.4)%
Net loss	$(306,718)	$(110,191)
Net loss per diluted share	$(5.56)	$(2.03)
Adjusted EBITDA(b)	$91,715	$100,130
Adjusted Net Loss(b)	$(40,107)	$(46,641)
Adjusted Net Loss per Diluted Share(b)	$(0.73)	$(0.86)
(a)	Revenues for the thirteen week periods ended June 3, 2023 and May 28, 2022 exclude $35,321 and $56,630, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 6.0% for the thirteen weeks ended June 3, 2023, compared to a decrease of 2.4% for the thirteen weeks ended May 28, 2022. Revenues for the thirteen week period ended June 3, 2023 were impacted by a $529.7 million decrease in Pharmacy Services Segment revenues partially offset by a $147.0 million increase in Retail Pharmacy Segment revenues.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended
	June 3,	May 28,
	2023	2022

Cost of revenues(a)	$4,474,636	$4,817,854
Gross profit	1,178,526	1,196,729
Gross margin	20.8%	19.9%
Selling, general and administrative expenses	$1,255,223	$1,217,929
Selling, general and administrative expenses as a percentage of revenues	22.2%	20.2%
Facility exit and impairment charges	20,001	66,571
Goodwill and intangible asset impairment charges	151,500	—
Interest expense	65,220	48,119
Gain on sale of assets, net	(8,193)	(29,196)
(a)	Cost of revenues for the thirteen week periods ended June 3, 2023 and May 28, 2022 exclude $35,321 and $56,630, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit decreased by $18.2 million for the thirteen week period ended June 3, 2023 compared to the thirteen week period ended May 28, 2022. Gross profit for the thirteen week period ended June 3, 2023 includes a decrease of $10.5 million in our Retail Pharmacy Segment and a decrease of $7.7 million in our Pharmacy Services

Segment. Gross margin was 20.8% for the thirteen week period ended June 3, 2023 compared to 19.9% for the thirteen week period ended May 28, 2022. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A increased by $37.3 million for the thirteen week period ended June 3, 2023, compared to the thirteen week period ended May 28, 2022. The increase in SG&A for the thirteen week period ended June 3, 2023 includes an increase of $55.4 million relating to our Retail Pharmacy Segment, partially offset by a decrease of $18.1 million relating to our Pharmacy Services Segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week
	Period Ended
	June 3,	May 28,
	2023	2022
Impairment charges	$11,738	$35,036
Facility exit charges	8,263	31,535
	$20,001	$66,571

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results—Facility Exit and Impairment Charges” included in our Fiscal 2023 10-K for a detailed description of our impairment and lease termination methodology.

Goodwill and Intangible Asset Impairment Charges

During the thirteen week period ended June 3, 2023, we completed a qualitative goodwill impairment assessment, at which time it was determined after evaluating results, events, and circumstances that were not known in prior quarters that a quantitative assessment was necessary for the Pharmacy Services Segment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services Segment exceeded its fair value principally due to projected performance at EI. Unfavorable drug costs and utilization trends that became apparent during the thirteen week period ended June 3, 2023, resulted in an unfavorable MLR which also increased the projected working capital needs of the business and subsequently contributed to the decision to exit the Individual Part D market, effective January 1, 2024. This resulted in goodwill impairment charges of $151.5 million for the thirteen week period ended June 3, 2023.

Interest Expense

Interest expense was $65.2 million and $48.1 million for the thirteen week periods ended June 3, 2023 and May 28, 2022, respectively. The weighted average interest rate on our indebtedness for the thirteen week periods ended June 3, 2023 and May 28, 2022 was 7.4% and 5.6%, respectively.

Income Taxes

We recorded an income tax expense of $1.5 million and $3.5 million for the thirteen week periods ended June 3, 2023 and May 28, 2022, respectively. The effective tax rate for the thirteen week periods ended June 3, 2023 and May 28, 2022 was (0.5)% and (3.3)%, respectively. The effective tax rate for the thirteen week periods ended June 3, 2023 and May 28, 2022 was net of an adjustment of (27.6)% and (37.6)%, respectively, to adjust the valuation allowance against deferred tax assets.

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

We believe that it is reasonably possible that a decrease of up to $4.0 million in unrecognized tax benefits related to state exposures may be necessary in the next twelve months; however, management does not expect the change to have a material impact on our results of operations or the financial position.

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $1,733.3 million and $1,649.2 million, which relates to federal and state deferred tax assets that may not be realized based on our future projections of taxable income at June 3, 2023 and March 4, 2023, respectively.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services Segments’ performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
June 3, 2023:
Revenues	$4,492,329	$1,196,154	$(35,321)	$5,653,162
Gross Profit	1,086,863	91,663	—	1,178,526
Adjusted EBITDA(*)	70,049	21,666	—	91,715
May 28, 2022:
Revenues	$4,345,356	$1,725,857	$(56,630)	$6,014,583
Gross Profit	1,097,357	99,372	—	1,196,729
Adjusted EBITDA(*)	73,682	26,448	—	100,130
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services Segments record the revenue on a stand-alone basis.

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	June 3,	May 28,
	2023	2022

	(dollars in thousands)
Revenues	$4,492,329	$4,345,356
Revenue growth (decline)	3.4%	(0.1)%
Same store sales growth	8.4%	4.6%
Pharmacy sales growth	8.0%	1.9%
Same store prescription count growth, adjusted to 30-day equivalents	4.7%	0.9%
Same store pharmacy sales growth	13.3%	6.6%
Pharmacy sales as a % of total retail sales	73.9%	70.8%
Front-end sales decline	(7.4)%	(4.6)%
Same store front-end sales decline	(4.4)%	(0.5)%
Front-end sales as a % of total retail sales	26.1%	29.2%
Adjusted EBITDA(*)	$70,049	$73,682
Store data:
Total stores (beginning of period)	2,309	2,450
New stores	2	—
Store acquisitions	—	—
Closed stores	(27)	(89)
Total stores (end of period)	2,284	2,361
Relocated stores	—	1
Remodeled and expanded stores	—	2

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 3.4% for the thirteen weeks ended June 3, 2023 compared to a decrease of 0.1% for the thirteen weeks ended May 28, 2022. The increase in revenues for the thirteen week period ended June 3, 2023 was driven by an increase in both acute and maintenance prescriptions, partially offset by a reduction in COVID-19 vaccine and testing revenue as well as store closures.

Pharmacy same store sales increased 13.3% for the thirteen week period ended June 3, 2023 compared to an increase of 6.6% in the thirteen week period ended May 28, 2022. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 4.7% for the thirteen week period ended June 3, 2023 driven primarily by an increase in non-COVID same store prescriptions of 7.4%, with same store maintenance prescriptions increasing 7.6% and other same store acute prescriptions increasing 6.8%. The pharmacy sales increase was also driven by the increase in sales of Ozempic and other weight-loss drugs, which have both a high sales and cost per script.

Front-end same store sales decreased 4.4% during the thirteen week period ended June 3, 2023 compared to a decrease of 0.5% during the thirteen week period ended May 28, 2022. Front-end same store sales, excluding cigarettes and tobacco products, decreased 3.8%. Front-end same store sales were driven by decreases in alcohol, diagnostic and upper respiratory care, general merchandise, such as toys and electronics, consumables (dairy and grocery), and beauty.

We include in same store sales all stores that have been open at least one year. Relocated and acquired stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended
	June 3,	May 28,
	2023	2022

	(dollars in thousands)
Cost of revenues	$3,405,466	$3,247,999
Gross profit	1,086,863	1,097,357
Gross margin	24.2%	25.3%
FIFO gross profit(*)	1,094,363	1,097,357
FIFO gross margin(*)	24.4%	25.3%
Selling, general and administrative expenses	1,172,573	1,117,214
Selling, general and administrative expenses as a percentage of revenues	26.1%	25.7%

(*)  See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased $10.5 million for the thirteen week period ended June 3, 2023 compared to the thirteen week period ended May 28, 2022. The decrease in gross profit was driven by the decline in front-end sales, COVID-19 vaccinations and testing, and increased shrink expense. These items were partially offset by an increase in prescriptions sold, better than expected recovery rates, and the impact of generic drug settlements.

Gross margin was 24.2% of sales for the thirteen week period ended June 3, 2023 compared to 25.3% of sales for the thirteen week period ended May 28, 2022. The decline in gross margin as a percentage of revenues is due primarily to the reduction in COVID-19 vaccinations and testing.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charge was $7.5 million for the thirteen week period ended June 3, 2023, compared to LIFO charge of $0 for the thirteen week period ended May 28, 2022. The LIFO charge for the thirteen week period ended June 3, 2023 was mostly due to higher anticipated front-end inflation in fiscal 2024.

Selling, General and Administrative Expenses

SG&A expenses increased $55.4 million for the thirteen week period ended June 3, 2023 due primarily to higher restructuring-related charges. SG&A expenses as a percentage of revenues for the thirteen week period ended June 3, 2023 was 26.1% compared to 25.7% for the thirteen week period ended May 28, 2022. The increase is due primarily to the item noted above.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	June 3,	May 28,
	2023	2022

	(dollars in thousands)
Revenues	$1,196,154	$1,725,857
Revenue decline	(30.7)%	(7.8)%
Adjusted EBITDA(*)	$21,666	$26,448

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased $529.7 million for the thirteen week period ended June 3, 2023 compared to the thirteen week period ended May 28, 2022. The known loss of a large commercial client and the decline in Elixir Individual Part D Insurance membership driven by change in our pricing strategy are the largest drivers of the decline. The enterprise impact of the Elixir Insurance membership changes was $345.3 million. The remaining revenue decrease primarily driven by the loss of the large commercial client was $184.4 million.

Costs and Expenses

	Thirteen Week Period Ended
	June 3,	May 28,
	2023	2022

	(dollars in thousands)
Cost of revenues	$1,104,491	$1,626,485
Gross profit	91,663	99,372
Gross margin	7.7%	5.8%
Selling, general and administrative expenses	82,650	100,715
Selling, general and administrative expenses as a percentage of revenues	6.9%	5.8%

Gross Profit and Cost of Revenues

Gross profit decreased $7.7 million for the thirteen week period ended June 3, 2023 compared to the thirteen week period ended May 28, 2022. The decrease in gross profit is primarily due to the decline in revenues associated with lost clients, as noted above, and an increase in the MLR at EI, partially offset by improved procurement economics.

Gross margin was 7.7% of sales for the thirteen week period ended June 3, 2023 compared to 5.8% of sales for the thirteen week period ended May 28, 2022. The increase in gross margin is due primarily to improved procurement economics and the change in business mix as we continue to reposition our business.

Selling, General and Administrative Expenses

SG&A expenses decreased $18.1 million for the thirteen week period ended June 3, 2023 compared to the thirteen week period ended May 28, 2022 due primarily to further consolidation of administrative functions as well as reductions in cost structure to support the lower membership base. SG&A expenses as a percentage of revenue was 6.9% for the thirteen week period ended June 3, 2023 compared to 5.8% for the thirteen week period ended May 28, 2022. The increase in the thirteen week period selling, general and administrative expenses as a percentage of revenues is due primarily to the loss of sales volume.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our Existing Senior Secured Revolving Credit Facility. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of June 3, 2023 was $1,151.2 million, which consisted of revolver borrowing capacity of $1,041.8 million and invested cash of $109.4 million.

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

Our borrowing capacity under the Existing Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. As of June 3, 2023, we had approximately $2,000.0 million of borrowings outstanding under the Existing Facilities and had letters of credit outstanding under the Existing Senior Secured Revolving Credit Facility in a face amount of approximately $208.2 million, which resulted in remaining borrowing capacity under the Existing Senior Secured Revolving Credit Facility of $1,041.8 million. If at any time the total credit exposure outstanding under the Existing Senior Secured Revolving Credit Facility exceeds the borrowing base, we will be required to repay amounts outstanding to eliminate such shortfall.

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

With the exception of EI, substantially all of our 100% owned subsidiaries guarantee the obligations under the Existing Facilities and the secured guaranteed notes. Our obligations under the Existing Facilities and the Subsidiary Guarantors’ obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivable, inventory, prescription files (including eligible script lists), intellectual property (prior to the repayment of the Existing Senior Secured Term Loan) and certain other assets arising therefrom or related thereto (including substantially all of their deposit accounts, collectively, the “ABL priority collateral”) and (ii) a second-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Existing Senior Secured Term Loan) and all other assets that do not constitute ABL priority collateral, in each case, subject to customary exceptions and limitations. The subsidiary guarantees related to our Existing Facilities and the secured guaranteed notes are full and unconditional and joint and several. We have no independent assets or operations. Other than EI, the subsidiaries, including joint ventures, that do not guarantee the Existing Facilities and applicable notes, are minor.

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

The Existing Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Existing Senior Secured Revolving Credit Facility is less than $206.0 million or (ii) on the third consecutive business day on which availability under the Existing Senior Secured Revolving Credit Facility is less than $257.5 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $257.5 million. As of June 3, 2023, the availability under the Existing Senior Secured Revolving Credit Facility was at a level that did not trigger the Existing Credit Agreement’s financial covenant. The Existing Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

The indentures that govern our secured notes contain restrictions on the amount of additional secured and unsecured debt that we may incur. As of June 3, 2023, we had the ability to draw the full amount of our Existing Senior Secured Revolving Credit Facility and enter into certain sale and leaseback transactions. In addition to certain specified debt baskets, we have the ability to incur additional indebtedness should we then satisfy a fixed charge coverage ratio. We also have certain limitations in our unguaranteed unsecured notes on the amount of secured debt that we may incur. We have additional debt incurrence capacity under such indentures.

Guarantor Summarized Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q, have guaranteed our obligations under the 7.500% Notes and the 8.000% Notes (collectively, the "Guaranteed Notes"). As discussed in Note 10 to the condensed consolidated financial statements, the Guaranteed Notes were issued by us, as the parent company, and are guaranteed by substantially all of the parent company’s consolidated subsidiaries (the “guarantors” or “Subsidiary Guarantors”) except for EI (the “non-guarantor”). The parent company and guarantors are referred to as the “obligor group”. The Subsidiary Guarantors fully and unconditionally and jointly and severally guarantee the Guaranteed Notes. The 7.500% Notes, the 8.000% Notes and the obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Existing Senior Secured Term Loan) and other collateral to the extent it does not constitute ABL priority collateral (as defined below), and (ii) a second-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivables, payment intangibles, inventory, prescription files (including eligible script lists) and, intellectual property (prior to the repayment of the Existing Senior Secured Term Loan) (collectively, the “ABL priority collateral”), which, in each case, also secure the Existing Facilities.

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

	June 3,	March 4,
In millions	2023	2023
Due from EI	$100.7	$18.0
Other current assets	3,458.1	3,184.5
Total current assets	$3,558.8	$3,202.5

Operating lease right-of-use assets	$2,457.1	$2,497.2
Goodwill	356.4	507.9
Other noncurrent assets	1,213.6	1,256.0
Total noncurrent assets	$4,027.1	$4,261.1

Due to EI	$—	$—
Other current liabilities	2,716.2	2,672.2
Total current liabilities	$2,716.2	$2,672.2

Long-term debt less current maturities	$3,328.0	$2,925.3
Long-term operating lease liabilities	2,345.3	2,372.9
Other noncurrent liabilities	144.0	135.1
Total noncurrent liabilities	$5,817.3	$5,433.3

Thirteen Week Period Ended
In millions	June 3, 2023
Revenues(a)	$5,588.0
Cost of revenues(b)	4,404.0
Gross profit	1,184.0

Net loss	$(296.1)

Net loss attributable to Rite Aid	$(306.7)
(a)	Includes $14.8 million of revenues generated from the non-guarantor for the thirteen week period ended June 3, 2023.
(b)	Includes $14.7 million of cost of revenues incurred in transactions with the non-guarantor for the thirteen week period ended June 3, 2023.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash used in operating activities was $372.5 million and $252.2 million for the thirteen week periods ended June 3, 2023 and May 28, 2022, respectively. Operating cash flow was negatively impacted by increases in rebates receivable, the build of the CMS receivable and prepaid rent. These amounts were partially offset by lower manufacturer rebates receivables.

Cash used in investing activities was $39.3 million and $54.6 million for the thirteen week periods ended June 3, 2023 and May 28, 2022, respectively. During the thirteen week period ended June 3, 2023, we spent $35.9 million on the purchase of property, plant and equipment, $11.6 million on prescription file buys and received proceeds of $8.2 million from the sale of assets and investments.

Cash flow provided by financing activities was $390.3 million and $323.2 million for the thirteen week periods ended June 3, 2023 and May 28, 2022, respectively. Cash provided by financing activities for the thirteen weeks ended June 3, 2023 reflects incremental revolver borrowings, partially offset by the change in our zero balance accounts due to timing of payments.

Capital Expenditures

During the thirteen week periods ended June 3, 2023 and May 28, 2022 capital expenditures were as follows:

	Thirteen Week Period Ended
	June 3,	May 28,
	2023	2022

New store construction, store relocation and store remodel projects	$4,448	$11,775
Technology enhancements, improvements to distribution centers and other corporate requirements	31,443	61,401
Purchase of prescription files from other retail pharmacies	11,612	12,248
Total capital expenditures	$47,503	$85,424

The Company anticipates incurring approximately $175,000 of capital expenditures during fiscal 2024.

Future Liquidity

We are highly leveraged. Our high level of indebtedness could: (i) limit our ability to obtain additional financing; (ii) limit our flexibility in planning for, or reacting to, changes in our business and the industry; (iii) place us at a competitive disadvantage relative to our competitors with less debt; (iv) render us more vulnerable to general adverse economic and industry conditions, including those resulting from COVID-19; a decline in the overall economy, and the current rising interest rate environment, and (v) require us to dedicate a substantial portion of our cash flow to service our debt. Additionally, we currently expect continued pressure on consumer spending and supply chain challenges. Based upon our current levels of operations, we believe that cash flow from operations together with available borrowings under the Existing Senior Secured Revolving Credit Facility and other sources of liquidity will be adequate to meet our requirements for working capital, debt service, capital expenditures and other strategic investments at least for the next twelve months. Based on our liquidity position, which we expect to remain sufficient, we do not expect to be subject to the minimum fixed charge covenant in the Amended Facilities in the next twelve months. We will continue to assess our liquidity position and potential sources of supplemental liquidity in light of our operating performance, the success of our turnaround efforts and other relevant circumstances, and we may evaluate alternative sources of liquidity (particularly in light of the current market volatility), and other transactions to optimize our capital structure and asset base. From time to time, we may seek additional deleveraging or refinancing transactions, including entering into transactions to exchange debt for shares of common stock or other debt securities (including additional secured debt), issuance of equity (including preferred stock and convertible securities), repurchase or redemption of outstanding indebtedness (such as we have done pursuant to various tender offers), or may otherwise seek transactions to reduce interest expense, extend debt maturities and improve our capital structure. We may also look to make additional investments in our business to further our strategic objectives, including targeted acquisitions, the performance acceleration program, technology investments or other transactions to optimize our asset base. Any of these transactions could impact our financial results, including additional changes or realization of cancellation of indebtedness-income. As a result of the current market volatility and rising interest rate environment, we cannot assure you whether any of such transactions will be consummated, whether we will achieve the benefits of any such transaction, or whether our cost of capital will increase, any of which could have an impact on our future liquidity.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results — Critical Accounting Policies and Estimates” included in our Fiscal 2023 10-K, which we filed with the SEC on May 1, 2023.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results” included in our Fiscal 2023 10-K.

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

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the thirteen week periods ended June 3, 2023 and May 28, 2022:

	Thirteen Week Period Ended
	June 3,	May 28,
	2023	2022

Net loss	$(306,718)	$(110,191)
Interest expense	65,220	48,119
Income tax expense	1,493	3,497
Depreciation and amortization	65,895	70,073
LIFO charge	7,500	—
Facility exit and impairment charges	20,001	66,571
Goodwill and intangible asset impairment charges	151,500	—
Stock-based compensation expense	1,081	3,334
Restructuring-related costs	78,130	22,646
Inventory write-downs related to store closings	2,057	7,955
Litigation and other contractual settlements	11,050	18,271
Gain on sale of assets, net	(8,193)	(29,196)
Other	2,699	(949)
Adjusted EBITDA	$91,715	$100,130

The following is a reconciliation of our net income (loss) to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share for the thirteen week periods ended June 3, 2023 and May 28, 2022. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, non-recurring litigation and other contractual settlements, gains or losses on debt modifications and retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, restructuring-related costs, and the loss on Bartell acquisition. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods. Adjusted Net Income (Loss) per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income (Loss):

	Thirteen Week Period Ended
	June 3,	May 28,
	2023	2022

Net loss	$(306,718)	$(110,191)
Add back - Income tax expense	1,493	3,497
Loss before income taxes	(305,225)	(106,694)
Adjustments:
Amortization expense	17,133	20,626
LIFO charge	7,500	—
Goodwill and intangible asset impairment charges	151,500	—
Restructuring-related costs	78,130	22,646
Litigation and other contractual settlements	11,050	18,271
Adjusted loss before income taxes	(39,912)	(45,151)
Adjusted income tax expense (a)	195	1,490
Adjusted net loss	$(40,107)	$(46,641)
Net loss per diluted share	$(5.56)	$(2.03)
Adjusted net loss per diluted share	$(0.73)	$(0.86)
(a)	The fiscal year 2024 and 2023 adjustments to the income tax provision include adjustments to the GAAP basis tax provision commensurate with non-GAAP adjustments and certain discrete tax items, when applicable, was used for the thirteen weeks ended June 3, 2023 and May 28, 2022, respectively.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal payments and the related weighted average interest rates by expected maturity dates as of June 3, 2023.

								Fair Value at
	2024	2025	2026	2027	2028	Thereafter	Total	June 3, 2023

	(Dollars in thousands)
Long-term debt, including current portion, excluding financing lease obligations
Fixed Rate	$—	$—	$320,002	$1,035,609	$—	$2,046	$1,357,657	$676,269
Average Interest Rate	0.00%	0.00%	7.50%	7.95%	0.00%	6.88%	7.84%
Variable Rate	$—	$—	$—	$2,000,000	$—	$—	$2,000,000	$2,000,000
Average Interest Rate	0.00%	0.00%	0.00%	6.82%	0.00%	0.00%	6.82%

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on SOFR. If the market rates of interest for SOFR changed by 100 basis points as of June 3, 2023, our annual interest expense would change by approximately $20 million.

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

ITEM 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I — Item 1A. Risk Factors” in our Fiscal 2023 10-K, which could materially affect our business, financial condition or future results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of common stock during the first quarter of fiscal 2024.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced	Purchased under the
Fiscal period:	Repurchased	Per Share	Plans or Programs	Plans or Programs
March 5, 2023 to April 1, 2023	—	$—	—	—
April 2 to April 29, 2023	17	$2.63	—	—
April 30 to June 3, 2023	1	$2.10	—	—

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

(a)	The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Receivable Purchase Agreement, dated as of August 12, 2021, by and between Envision Insurance Company and Part D Receivable Trust 2020-1 (Series D)	Exhibit 2.1 to Form 8-K, filed on August 13, 2021
2.2	Indemnity Agreement, dated as of August 12, 2021 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series D)	Exhibit 2.2 to Form 8-K, filed on August 13, 2021
2.3	Receivable Purchase Agreement, dated as of January 24, 2022 February 19, 2020, by and between Envision Insurance Company and Part D Receivable Trust 2020-1 (Series E)	Exhibit 2.1 to Form 8-K, filed on January 24, 2022

Exhibit Numbers	Description	Incorporation By Reference To
2.4	Indemnity Agreement, dated as of January 24, 2022 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series D)	Exhibit 2.2 to Form 8-K, filed on January 24, 2022
2.5	Receivable Purchase Agreement, dated as of October 13, 2022, by and between Elixir Insurance Company and Part D Receivable Trust 2020-1 (Series F)	Exhibit 2.1 Filed to Form 8-K, filed on October 14, 2022
2.6	Indemnity Agreement, dated as of October 13, 2022 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series F)	Exhibit 2.2 Filed to Form 8-K, filed on October 14, 2022
2.7	Receivable Purchase Agreement, dated as of February 3, 2023, by and between Elixir Insurance Company and Part D Receivable Trust 2020-1 (Series G)	Exhibit 2.1 Filed to Form 8-K, filed on February 3, 2023
2.8	Indemnity Agreement, dated as of February 3, 2023, by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series G)	Exhibit 2.2 to Form 8-K, filed on February 3, 2023
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 8-K, filed on April 18, 2019
3.3	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on April 17, 2020
4.1	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.15	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.16	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019	Exhibit 10.34 to Form 10-Q, filed on July 11, 2019
10.17	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017	Exhibit 10.35 to Form 10-Q, filed on July 11, 2019
10.18	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016	Exhibit 10.36 to Form 10-Q, filed on July 11, 2019
10.19	†	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001	Exhibit 10.37 to Form 10-Q, filed on July 11, 2019
10.20	†*	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.21	†**	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.22	†	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019	Exhibit 10.2 to Form 8-K, filed on August 12, 2019
10.23	†	Employment Agreement by and between Rite Aid Corporation and Jessica Kazmaier, dated as of March 12, 2019	Exhibit 10.43 to Form 10-K filed on April 27, 2020
10.24	†	Amendment to Employment Agreement by and between Jessica Kazmaier, dated as of November 6, 2019	Exhibit 10.44 to Form 10-K filed on April 27, 2020
10.25	†	Employment Agreement by and between Justin Mennen, dated as of December 7, 2018	Exhibit 10.45 to Form 10-K filed on April 27, 2020

Exhibit Numbers		Description	Incorporation By Reference To
10.26	†	Amendment to Employment Agreement by and between Justin Mennen, dated November 6, 2019	Exhibit 10.46 to Form 10-K filed on April 27, 2020
10.27	†	Employment Agreement by and between Rite Aid Corporation and Andre Persaud, dated as of January 28, 2020	Exhibit 10.47 to Form 10-K filed on April 27, 2020
10.28	†	Employment Agreement by and between Rite Aid Corporation and Paul D. Gilbert, as of July 29, 2020	Exhibit 10.46 to Form 10-Q filed on October 6, 2020
10.29	†	Rite Aid Corporation Amended and Restated 2020 Omnibus Equity Plan, as amended	Appendix B-1 to Schedule 14A (Definitive Proxy Statement) filed on June 10, 2022
10.30	†	Rite Aid Corporation Amended and Restated 2020 Omnibus Equity Plan	Appendix B-1 to Schedule 14A (Definitive Proxy Statement) filed on May 20, 2021
10.31	†	Form Award Agreement (Executive) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.2 to Form 8-K filed on July 8, 2020
10.32	†	Form Award Agreement (Non-employee Director) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.3 to Form 8-K filed on July 8, 2020
10.33	†	Offer Letter, by and between Rite Aid Corporation and Steven K. Bixler dated September 11, 2022	Exhibit 10.1 to Form 8-K, filed on September 12, 2022
10.34	†	Separation Agreement by and between Rite Aid Corporation and Heyward Donigan dated January 7, 2023	Exhibit 10.1 to Form 8-K filed on January 9, 2023
10.35	†	Offer Letter by and between Rite Aid Corporation and Elizabeth “Busy” Burr dated January 7, 2023	Exhibit 10.2 to Form 8-K filed on January 9, 2023
10.36	†	Letter Agreement with Matthew Schroeder dated as of April 28, 2023	Filed herewith
10.37	†	Letter Agreement with Justin Mennen dated as of April 28, 2023	Filed herewith
22		List of Subsidiary Guarantors	Filed herewith
31.1		Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2		Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32		Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH		XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104		Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

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

Date: July 11, 2023	RITE AID CORPORATION

	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Executive Vice President and Chief Financial Officer

Date: July 11, 2023	By:	/s/ STEVEN BIXLER
Steven Bixler
Senior Vice President and Chief Accounting Officer