Form 10-Q
period 2023-09-02
RITE AID CORP
filed 2023-10-18
CIK 84129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2023

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

The registrant had 56,542,469 shares of its $1.00 par value common stock outstanding as of October 3, 2023.

RITE AID CORPORATION

CAUTIONARY STATEMENT

On October 15, 2023, the Company and certain of its direct and indirect subsidiaries (collectively, the “Company Parties” or the “Debtors”) reached an agreement in principle (the “Restructuring Term Sheet”) with certain holders of the Company’s 7.500% Senior Secured Notes due 2025 (the “7.500% Secured Notes”) and 8.000% Senior Secured Notes due 2026 (the “8.000% Secured Notes”) and the indentures relating to the same (such holders, the “Consenting Noteholders”) on the terms of a comprehensive restructuring package to be implemented through the Chapter 11 Cases (as defined below). Capitalized terms used but not otherwise defined in the “Restructuring Transactions” sections of this Current Report on Form 10-Q have the meanings given to them in the Restructuring Term Sheet, which is filed as Exhibit 10.38 to this Form 10-Q and incorporated herein by reference. The Restructuring Term Sheet remains subject to definitive documentation, including the execution of a restructuring support agreement (the “Restructuring Support Agreement”). Under the Restructuring Term Sheet, the Consenting Noteholders have agreed, subject to certain terms and conditions more fully described herein, to support a financial and operational restructuring (the “Restructuring”) of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to a plan of reorganization (the “Plan”) filed in the cases commenced under chapter 11 (the “Chapter 11 Cases”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). In addition to the Restructuring Term Sheet, the Company and its direct and indirect subsidiaries entered into two senior secured debtor-in-possession financing arrangements (“DIP Financing”), pursuant to which certain lenders have agreed to provide the Company with various loan commitments in the aggregate principal amount of not less than $3.45 billion. The DIP Financing, and the credit facilities provided for thereunder, are further described in Note 10, Indebtedness and Credit Agreements, of this Form 10-Q.

To implement the Plan and secure approval of the DIP Financing, on October 15, 2023, the Company Parties filed voluntary petitions to commence the Chapter 11 Cases in the Bankruptcy Court (the “Petition Date”). Each Company Party will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Rite Aid Corporation., et al., Case No. 23-18993 (MBK). The Debtors filed with the Bankruptcy Court certain motions seeking a variety of customary “first day” relief, including authority to pay employee wages and benefits, to pay vendors and suppliers for goods and services provided both before and after the Petition Date, and to continue honoring insurance and tax obligations as they come due. In addition, the Company filed with the Bankruptcy Court (a) a motion seeking approval of the DIP Financing in the form of the DIP Credit Agreements (as defined and described below), and (b) a motion seeking approval of certain procedures relating to the marketing and auction (if necessary) of all or some of the Company’s assets. At the Debtors’ “first day hearing” on October 16, 2023, the Bankruptcy Court approved all first day relief from the bench, pending entry of the revised forms of order. The Company filed the revised forms of order to the Bankruptcy Court immediately following the first day hearing, and the Company expects that the Bankruptcy Court will enter the orders approving the first day relief in the immediate term. Bankruptcy Court filings and information related to the Chapter 11 Cases are available at: https://restructuring.ra.kroll.com/RiteAid.

Substantial doubt about the Company’s ability to continue as a going concern exists in light of its Chapter 11 Cases. The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the approval by the Bankruptcy Court, implement a comprehensive Restructuring, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity following the Restructuring to meet its obligations and operating needs.

Although management believes that the Restructuring of the Company through the Chapter 11 Cases will appropriately position the Company upon emergence, the commencement of these proceedings constituted an event of default (and an acceleration event) under certain of the Company’s debt agreements, enforcement of any remedies in respect of which is automatically stayed as a result of the Chapter 11 proceedings. There are a number of risks and uncertainties associated with the Company’s bankruptcy, including, among others that: (a) the Company’s Plan may never be confirmed or become effective, (b) the Restructuring Term Sheet may be terminated by one or more of the parties thereto, (c) the Bankruptcy Court may grant or deny motions in a manner that is adverse to the Company and its subsidiaries, and (d) the Chapter 11 Cases may be converted into cases under chapter 7 of the Bankruptcy Code.

The transactions and Restructuring contemplated by the Restructuring Term Sheet are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated on the expected terms, if at all. As a result, the Company has concluded that management’s plans at this stage do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

Additionally, the Company cannot assure you that its creditors or stockholders will receive any recovery from the bankruptcy proceedings. As a result, the Company expects that its securities, including its currently outstanding shares of common stock, will be highly speculative during the pendency of the Chapter 11 Cases and will pose substantial risks and trading prices for its securities may bear little or no relationship to the actual recovery, if any, by holders of its securities in bankruptcy proceedings. Additionally, if the Company fails to regain compliance with the New York Stock Exchange’s continued listing standards, its common stock may be subject to delisting or trading in the over-the-counter (“OTC”) market. Accordingly, the Company urges extreme caution with respect to existing and future investments in its common stock.

On October 14, 2023, McKesson Corporation (“McKesson”) sent notice to the Company purporting to terminate the Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019 (the “McKesson Corporation Supply Agreement”) based on the occurrence of a termination event. The Company and McKesson have negotiated an agreement in principle to ensure no disruption to the Company’s business and operations, which agreement in principle includes a reservation of rights for both parties as to the purported termination. To the extent such agreement in principle is not executed, is not approved by the Bankruptcy Court, or is approved but subsequently terminates, the Company would vigorously contest such purported termination as null, void, and without effect. Subsequently, to the extent (a) such termination is not rescinded or (b) the Company does not prevail as to the invalidity of the termination event, the termination of the McKesson Corporation Supply Agreement may result in a material adverse impact on the Company’s business and operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

●	our ability to fund our planned operations for the next twelve months and our ability to continue as a going concern;

●	the adverse impact of the Chapter 11 Cases on our business, financial condition, and results of operations;

●	our ability to successfully consummate the Restructuring and emerge from the Chapter 11 Cases, including by satisfying the conditions and milestones in the Restructuring Term Sheet;

●	our ability to improve our liquidity and long-term capital structure and to address our debt service obligations through the Restructuring;

●	our ability to make the required payments under the agreements governing our debt obligations;

●	our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Restructuring and the Chapter 11 Cases;

●	the effects of the Restructuring and the Chapter 11 Cases on the Company and the interests of various constituents;

●	risks and uncertainties associated with the Restructuring, including our ability to receive approvals for debtor-in-possession financing, obtain confirmation of the Plan under the Chapter 11 Cases and successfully consummate the Restructuring;

●	our ability to receive any required approvals of the Plan and the responses of our securityholders, other stakeholders and customers, including those party to the Restructuring Term Sheet;

●	our ability to monetize certain assets;

●our ability to achieve the benefits of our efforts of our multi-year performance acceleration program;
●	subject to the successful outcome of the Restructuring, the nature, cost, impact and outcome of pending and future litigation, other legal or regulatory proceedings, or governmental investigations and actions, including those related to opioids, which could adversely affect our business, financial condition and results of operations, “usual and customary” pricing, government payor programs, business practices, or other matters;

●	the impact of widespread health developments, such as the global coronavirus (“COVID-19”) pandemic, the changing consumer behavior and preferences (including preferred shopping locations, vaccine hesitancy and the emergence of new variants), and the impact of those factors on the broader economy, financial and labor markets, wages, availability and access to credit and capital, our front-end and pharmacy operations and services, supply chain challenges including shipping delays, container and trucker shortages, port congestion and other logistics problems, our associates and executive and administrative personnel, our third-party service providers (including suppliers, vendors and business partners), and customers. In addition, continued shortages of pharmacists, pharmacy technicians and other employee turnover in the markets in which we operate, may inhibit our ability to maintain store hours at preferred levels. Any of these developments could result in a material adverse effect on our business, financial conditions and results of operations;

●	our ability to successfully implement our strategy, attract and retain a sufficient number of our target consumers, integrate operations such as Elixir, our pharmacy benefit management (“PBM”) operations, and any acquisitions, implement and integrate information technology and digital services, obtain permits required for store remodels, and improve the operating performance of our stores and PBM operations;

●	general competitive, economic, industry, market, political (including healthcare reform) and regulatory conditions, including continued impacts of inflation or other pricing environment factors on our costs, liquidity and our ability to pass on price increases to our customers, including as a result of inflationary and deflationary pressures, a decline in consumer spending or deterioration in consumer financial position, whether due to inflation or other factors, as well as other factors specific to the markets in which we operate;

●	the severity and resulting impact of the cough, cold and flu season;

●	the impact on retail pharmacy business as PBM payors seek to reduce payments to retail pharmacies and incent or mandate movement away from retail pharmacies to PBM mail order pharmacies;

●	our ability to achieve the benefits of our efforts to reduce the purchasing cost of our generic drugs;

●	the risk that changes in federal or state laws or regulations, including to those relating to labor or wages, the Health Care Education Affordability Reconciliation Act, the repeal of all or part of the Patient Protection and the Affordable Care Act (or “ACA”), and decisions of agencies and courts including the United States Supreme

Court regarding those and other matters relevant to Rite Aid Corporation or its operations, and any regulations enacted thereunder may occur;

●	the impact of the loss of one or more major third-party payor contracts and the risk that providers and state contract changes may occur;

●	the risk that we may need to take further impairment charges;

●	our ability to sell our Centers of Medicare and Medicaid Services (“CMS”) receivables, in whole or in part, and on reasonably available terms, which could negatively impact our liquidity if we do not consummate a sale;

●	our ability to grow prescription count, realize front-end sales growth, and improve and grow the operations of our PBM;

●	our ability to achieve cost savings and the other benefits of our organizational restructuring within our anticipated timeframe, if at all;

●	the impact of stores currently being closed and future decisions to close additional stores and distribution centers or undertake additional refinancing activities, which could result in further charges;

●	our ability to manage expenses, our liquidity and our investments in working capital;

●	the continued impact of gross margin pressure in the PBM industry due to continued consolidation and client demand for lower prices while providing enhanced service offerings;

●	risks related to breaches of our (or our vendors’) information or payment systems or unauthorized access to confidential or personal information of our associates or customers;

●	our ability to maintain our current pharmacy services business and obtain new pharmacy services business and clients, including maintaining renewals of expiring contracts, avoiding contract termination rights that may permit certain of our clients to terminate their contracts prior to their expiration, early price renegotiations prior to contract expirations, the risk that we cannot meet client guarantees and the impact of pricing decisions on our ability to retain our customer base;

●	our ability to manage the transition to a new chief executive officer and other management;

●	our ability to manage our Medicare Part D plan medical loss ratio (“MLR”) and meet the financial obligations of the plan;

●	any negative impact of exiting the Medicare Part D Insurance market on our business, financial conditions and results of operations;

●	the expiration or termination of our Medicare or Medicaid managed care contracts by federal or state governments;

●	changes in future exchange or interest rates or credit ratings, changes in tax laws, regulations, rates and policies;

●	our ability to maintain the listing of our common stock on the New York Stock Exchange (the “NYSE”), and the resulting impact of either (i) a delisting or (ii) remedies taken to prevent a delisting on our results of operations and financial condition; and

●	other risks and uncertainties described from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results” included herein and in our Annual Report on Form 10-K for the fiscal year ended March 4, 2023 (the “Fiscal 2023 10-K”), which we filed with the SEC on May 1, 2023, and our Quarterly Report on Form 10-Q for the thirteen weeks ended June 3, 2023, which we filed on July 11, 2023, as well as in “Part I – Item 1A. Risk Factors” of the Fiscal 2023 10-K and in “Part II – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. To the extent that COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the risk factors described herein and in our Fiscal 2023 10-K.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	September 2,	March 4,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$92,926	$157,151
Accounts receivable, net	1,472,755	1,149,958
Inventories, net of LIFO reserve of $554,932 and $539,932	1,993,873	1,900,744
Prepaid expenses and other current assets	179,099	93,194
Total current assets	3,738,653	3,301,047
Property, plant and equipment, net	790,001	907,771
Operating lease right-of-use assets	2,239,043	2,497,206
Goodwill	90,436	507,936
Other intangibles, net	201,572	250,112
Deferred tax assets	12,368	12,368
Other assets	53,879	50,922
Total assets	$7,125,952	$7,527,362
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$3,773,356	$6,332
Accounts payable	1,428,286	1,494,611
Accrued salaries, wages and other current liabilities	894,079	724,529
Current portion of operating lease liabilities	422,233	502,403
Total current liabilities	6,517,954	2,727,875
Long-term debt, less current maturities	—	2,925,258
Long-term operating lease liabilities	2,373,953	2,372,943
Lease financing obligations, less current maturities	11,718	12,580
Other noncurrent liabilities	188,597	130,482
Total liabilities	9,092,222	8,169,138
Commitments and contingencies	—	—
Stockholders’ deficit:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 56,486 and 56,629	56,486	56,629
Additional paid-in capital	5,920,361	5,917,964
Accumulated deficit	(7,928,265)	(6,601,517)
Accumulated other comprehensive loss	(14,852)	(14,852)
Total stockholders’ deficit	(1,966,270)	(641,776)
Total liabilities and stockholders’ deficit	$7,125,952	$7,527,362

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	September 2, 2023	August 27, 2022
Revenues	$5,646,081	$5,901,069
Costs and expenses:
Cost of revenues	4,550,485	4,746,574
Selling, general and administrative expenses	1,458,466	1,193,553
Facility exit and impairment charges	310,761	45,845
Goodwill and intangible asset impairment charges	295,490	252,200
Interest expense	72,658	52,533
Gain on debt modifications and retirements, net	—	(41,312)
Gain on sale of assets, net	(24,087)	(29,001)
	6,663,773	6,220,392
Loss before income taxes	(1,017,692)	(319,323)
Income tax expense	2,338	11,967
Net loss	$(1,020,030)	$(331,290)
Computation of loss attributable to common stockholders:
Net loss attributable to common stockholders — basic and diluted	$(1,020,030)	$(331,290)

Basic and diluted loss per share	$(18.44)	$(6.07)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	September 2, 2023	August 27, 2022
Net loss	$(1,020,030)	$(331,290)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	—	—
Change in fair value of interest rate cap	—	—
Total other comprehensive income	—	—
Comprehensive loss	$(1,020,030)	$(331,290)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	September 2, 2023	August 27, 2022
Revenues	$11,299,243	$11,915,652
Costs and expenses:
Cost of revenues	9,025,121	9,564,428
Selling, general and administrative expenses	2,713,689	2,411,482
Facility exit and impairment charges	330,762	112,416
Goodwill and intangible asset impairment charges	446,990	252,200
Interest expense	137,878	100,652
Gain on debt modifications and retirements, net	—	(41,312)
Gain on sale of assets, net	(32,280)	(58,197)
	12,622,160	12,341,669
Loss before income taxes	(1,322,917)	(426,017)
Income tax expense	3,831	15,464
Net loss	$(1,326,748)	$(441,481)
Computation of loss attributable to common stockholders:
Net loss attributable to common stockholders — basic and diluted	$(1,326,748)	$(441,481)

Basic and diluted loss per share	$(24.02)	$(8.11)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	September 2, 2023	August 27, 2022
Net loss	$(1,326,748)	$(441,481)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	—	—
Change in fair value of interest rate cap	—	—
Total other comprehensive income	—	—
Comprehensive loss	$(1,326,748)	$(441,481)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE MARCH 4, 2023	56,629	$56,629	$5,917,964	$(6,601,517)	$(14,852)	$(641,776)
Net loss				(306,718)		(306,718)
Other comprehensive loss:
Comprehensive loss						(306,718)
Issuance of restricted stock	256	256	(256)			—
Shares issued under the performance-based incentive plans	44	44	(44)			—
Exchange of restricted shares for taxes	(18)	(18)	(28)			(46)
Cancellation of restricted stock	(203)	(203)	203			—
Amortization of restricted stock balance			1,201			1,201
Amortization of performance-based incentive plans			(109)			(109)
BALANCE JUNE 3, 2023	56,708	$56,708	$5,918,931	$(6,908,235)	$(14,852)	$(947,448)
Net loss				(1,020,030)		(1,020,030)
Other comprehensive loss:
Comprehensive loss						(1,020,030)
Exchange of restricted shares for taxes	(113)	(113)	(68)			(181)
Cancellation of restricted stock	(109)	(109)	109			—
Amortization of restricted stock balance			1,261			1,261
Amortization of performance-based incentive plans			128			128
BALANCE SEPTEMBER 2, 2023	56,486	$56,486	$5,920,361	$(7,928,265)	$(14,852)	$(1,966,270)

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

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	September 2, 2023	August 27, 2022
Operating activities:
Net loss	$(1,326,748)	$(441,481)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	134,924	138,637
Facility exit and impairment charges	330,762	112,416
Goodwill and intangible asset impairment charges	446,990	252,200
LIFO charge	15,000	10,121
Gain on sale of assets, net	(32,280)	(58,197)
Change in allowances for uncollectible accounts receivable	(19,959)	(1,671)
Stock-based compensation expense	2,149	8,069
Gain on debt modifications and retirements, net	—	(41,312)
Changes in deferred taxes	—	6,133
Changes in operating assets and liabilities:
Accounts receivable	(303,973)	(211,673)
Inventories	(108,129)	(77,405)
Accounts payable	(34,299)	(43,343)
Operating lease right-of-use assets and operating lease liabilities	(33,978)	(31,713)
Other assets	(88,771)	(10,870)
Other liabilities	205,151	(61,372)
Net cash used in operating activities	(813,161)	(451,461)
Investing activities:
Payments for property, plant and equipment	(76,869)	(122,243)
Intangible assets acquired	(15,217)	(15,356)
Proceeds from dispositions of assets and investments	29,125	41,003
Proceeds from sale-leaseback transactions	5,454	45,986
Net cash used in investing activities	(57,507)	(50,610)
Financing activities:
Net proceeds from revolver	837,000	677,000
Principal payments on long-term debt	(1,978)	(152,011)
Change in zero balance cash accounts	(27,939)	(12,931)
Financing fees paid for early debt redemption	(51)	(881)
Payments for taxes related to net share settlement of equity awards	(227)	(2,019)
Deferred financing costs paid	(362)	—
Net cash provided by financing activities	806,443	509,158
(Decrease) increase in cash and cash equivalents	(64,225)	7,087
Cash and cash equivalents, beginning of period	157,151	39,721
Cash and cash equivalents, end of period	$92,926	$46,808

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen and twenty-six week periods ended September 2, 2023 are not necessarily indicative of the results to be expected for the full year, particularly as a result of the filing of the Chapter 11 Cases. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2023 10-K.

Going Concern

As of the date the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following adverse conditions in accordance with ASC 205-40, Going Concern.

As disclosed in Note 16, Subsequent Events, on October 15, 2023, the Company Parties reached an agreement in principle with the Consenting Noteholders on the terms of a financial operational restructuring, the material terms of which are set forth in the Restructuring Term Sheet. The Company filed a voluntary petition for reorganization under Chapter 11 (the “Chapter 11 filing” or “bankruptcy filing”) of the United States Bankruptcy Code in the District of New Jersey and expects to continue to manage its operations as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business but not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Elixir Insurance (“EI”) was excluded from the Chapter 11 filing due to regulatory factors.

The bankruptcy filing represents an adverse event that creates substantial uncertainty regarding the Company’s ability to recover its assets and satisfy its liabilities in the ordinary course of business. In this regard, while management believes the Company will be able to emerge from bankruptcy and continue to operate as a viable going concern, management can provide no assurance that: (a) the Company’s Plan may never be confirmed or become effective, (b) the Debtors’ voting creditors may reject the Plan embodying the restructuring transactions contemplated by the Restructuring Term Sheet, (c) the Bankruptcy Court may grant or deny motions in a manner that is adverse to the Company and its subsidiaries, and (d) the Chapter 11 Cases may be converted into cases under chapter 7 of the Bankruptcy Code.

The transactions contemplated by the Restructuring Term Sheet are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, management can provide no assurance that the transactions described therein will be consummated.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

While management believes the reorganization through the Chapter 11 proceedings will appropriately position the Company upon its re-emergence from bankruptcy, the commencement of these proceedings constituted an event of default (and an acceleration event) under certain of the Company’s debt agreements, for which enforcement of any remedies by the lenders have been automatically stayed as a result of the Chapter 11 proceedings. However, management can provide no assurance that the lenders will ultimately be able to exercise their remedies, which may include, among others, a cessation of the Company’s operations and liquidation of its assets. As a result of the foregoing acceleration event, all of the Company’s outstanding indebtedness, including indebtedness subject to cross-default provisions, has been classified as current debt in the accompanying unaudited condensed consolidated balance sheet of the Company as of September 2, 2023. See Note 10. Indebtedness and Credit Agreement.

These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the approval by the Bankruptcy Court, implement a comprehensive restructuring, successfully emerge from the Chapter 11 and generate sufficient liquidity following the Restructuring to meet its obligations and operating needs as they become due. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Revenue Recognition

The following table disaggregates the Company’s revenue by major source in each segment for the thirteen and twenty-six week periods ended September 2, 2023 and August 27, 2022:

	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022
In thousands	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Retail Pharmacy Segment:
Pharmacy sales	$3,319,057	$2,971,236	$6,616,031	$6,024,684
Front-end sales	1,124,017	1,231,590	2,291,363	2,492,796
Other revenue	27,853	28,965	55,862	59,667
Total Retail Pharmacy Segment	4,470,927	4,231,791	8,963,256	8,577,147
Pharmacy Services Segment	1,209,858	1,727,241	2,406,012	3,453,098
Intersegment elimination	(34,704)	(57,963)	(70,025)	(114,593)
Total revenue	$5,646,081	$5,901,069	$11,299,243	$11,915,652

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

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

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

Points earned pursuant to the Rite Aid Rewards program represent a performance obligation. The value of unredeemed Rite Aid Rewards points is deferred as a contract liability (included in other current liabilities). As members redeem points in the form of a Rite Aid Rewards coupon or when points or unredeemed Rite Aid Rewards coupons expire, the Retail Pharmacy Segment recognizes the redeemed/expired portion of the deferred contract liability into revenue. For the thirteen week period ended September 2, 2023, the Company recognized additional contract deferrals of $707 as a reduction of revenues. The Retail Pharmacy Segment had accrued contract liabilities of $2,560 and $2,030 as of September 2, 2023 and March 4, 2023, respectively.

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another rate affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of Interbank Offered Rates (“IBORs”) and, particularly, the risk of cessation of LIBOR, regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to the above ASU to clarify certain optional expedients and exceptions in Topic 848. The Company adopted ASU 2020-04 effective December 1, 2022 and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

2. Restructuring

Beginning in fiscal 2019, the Company initiated a series of plans designed to reorganize its executive management team, improve its cost structure, free up working capital, rebrand its retail pharmacy and pharmacy services business, and launch its Store of the Future format. Other strategic initiatives included the expansion of the Company’s digital business, replacing and updating the Company’s financial systems to improve efficiency, and closing unprofitable stores. In December 2022, the Company announced a new multi-year performance acceleration program, which allows it to fast-track initiatives that will improve sales, script volume and operating margins, and free up cash. This program has given the Company visibility into the profitability opportunities it can drive over the next three years by focusing on improvements and growth in its core businesses. These and future activities, including those designed to enhance the

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Company’s liquidity and capital structure, are expected to provide future growth opportunities, expense efficiency benefits, as well as reduce its level of corporate leverage and are reflected into its plan of reorganization. The Company also engaged professional advisors to assist with the exploration of strategic alternatives, including the filing of the Chapter 11 Cases. In connection with the Chapter 11 Cases, the Company has incurred, and expects to continue to incur, significant professional fees and other costs. As part of its reorganization, the Company expects to implement a revised business plan to bolster core strengths, address operational challenges, reinforce liquidity, reduce leverage, optimize store footprint, and address litigation. As mentioned herein, there can be no assurance as to whether the Chapter 11 Cases will be successful, including the Company’s ability to achieve its operational, strategic, and financial goals.

For the thirteen week period ended September 2, 2023, the Company incurred total restructuring-related costs of $85,709, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	Segment	Services Segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts(a)	$926	$—	$926
Professional and other fees relating to restructuring activities(b)	82,484	2,299	84,783
Total restructuring-related costs	$83,410	$2,299	$85,709

For the thirteen week period ended August 27, 2022, the Company incurred total restructuring-related costs of $12,805, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	Segment	Services Segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts(a)	$913	$—	$913
Professional and other fees relating to restructuring activities(c)	7,529	4,363	11,892
Total restructuring-related costs	$8,442	$4,363	$12,805

For the twenty-six week period ended September 2, 2023, the Company incurred total restructuring-related costs of $163,839, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	Segment	Services Segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts(a)	$1,366	$—	$1,366
Professional and other fees relating to restructuring activities(b)	158,513	3,960	162,473
Total restructuring-related costs	$159,879	$3,960	$163,839

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

For the twenty-six week period ended August 27, 2022, the Company incurred total restructuring-related costs of $35,451, which are included as a component of SG&A. These costs are as follows:

	Retail Pharmacy	Pharmacy
	Segment	Services Segment	Total

Restructuring-related costs
Severance and related costs associated with ongoing reorganization efforts(a)	$12,201	$616	$12,817
Professional and other fees relating to restructuring activities(c)	13,612	9,022	22,634
Total restructuring-related costs	$25,813	$9,638	$35,451

A summary of restructuring-related liabilities associated with the programs noted above, which are included in accrued salaries, wages and other current liabilities, is as follows:

	Severance and related	Professional and
	costs (a)	other fees (b)	Total

Balance as of March 4, 2023	$7,658	$42,154	$49,812
Additions charged to expense	440	77,690	78,130
Cash payments	(2,738)	(33,962)	(36,700)
Balance as of June 3, 2023	$5,360	$85,882	$91,242
Additions charged to expense	926	84,783	85,709
Cash payments	(2,052)	(106,782)	(108,834)
Balance as of September 2, 2023	$4,234	$63,883	$68,117
(a)	– Severance and related costs reflect severance accruals, executive search fees, outplacement services and other similar charges associated with ongoing reorganization efforts.
(b)	– Professional and other fees include costs incurred in connection with the identification and implementation of initiatives, including its performance acceleration programs as well as costs incurred in connection with preparation for the Chapter 11 Cases.
(c)	– Professional and other fees include costs incurred in connection with the identification and implementation of initiatives associated with restructuring activities.

3. Loss Per Share

Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution that

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company, subject to anti-dilution limitations.

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022
Basic and diluted loss per share:
Numerator:
Net loss attributable to common stockholders — basic and diluted	$(1,020,030)	$(331,290)	$(1,326,748)	$(441,481)
Denominator:
Basic and diluted weighted average shares	55,306	54,548	55,242	54,453

Basic and diluted loss per share	$(18.44)	$(6.07)	$(24.02)	$(8.11)

Due to their antidilutive effect, 16 and 539 potential shares related to stock options have been excluded from the computation of diluted loss per share for the thirteen and twenty-six week periods ended September 2, 2023 and August 27, 2022, respectively. Also, excluded from the computation of diluted loss per share for the thirteen and twenty-six week periods ended September 2, 2023 and August 27, 2022 are restricted shares of 1,074 and 1,811, respectively, which are included in shares outstanding.

4. Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week Period		Twenty-Six Week Period
	Ended		Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022
Impairment charges	$290,694	$34,738	$302,432	$69,774
Facility exit charges	20,067	11,107	28,330	42,642
	$310,761	$45,845	$330,762	$112,416

Impairment Charges

These amounts include the write-down of long-lived assets at locations that were assessed for impairment because of management’s intention to relocate or close the location or because of changes in circumstances that indicated the carrying value of an asset may not be recoverable.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

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

As further discussed in Note 1, Basis of Presentation and Significant Accounting Policies, the Company concluded that there is substantial doubt about its ability to continue as a going concern within one year from the date of issuance of the unaudited consolidated financial statements. As a result of this triggering event, the Company performed an analysis of the carrying value of its long-lived assets using Level 3 inputs.

During the twenty-six week period ended September 2, 2023, long-lived assets with a carrying value of $620,106, primarily right-of-use assets in connection with stores or leased office spaces, were written down to their fair value of $317,674, resulting in an impairment charge of $302,432 of which $290,694 relates to the thirteen week period ended September 2, 2023. During the twenty-six week period ended August 27, 2022, long-lived assets with a carrying value of $86,534, primarily right-of-use assets in connection with stores or leased office spaces, were written down to their fair value of $16,760, resulting in an impairment charge of $69,774 of which $34,738 related to the thirteen week period ended August 27, 2022. If our actual future cash flows differ from our projections materially, certain stores that are either not impaired or partially impaired in the current period may be further impaired in future periods.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table presents fair values for those assets measured at fair value on a non-recurring basis at September 2, 2023 and August 27, 2022:

				Fair Values	Total Charges
				as of	Twenty-Six Week Period Ended
	Level 1	Level 2	Level 3	Impairment Date	September 2, 2023
Long-lived assets held for use	$—	$2,653	$313,218	$315,871	$(301,417)
Long-lived assets held for sale	$—	$1,803	$—	$1,803	$(1,015)
Total	$—	$4,456	$313,218	$317,674	$(302,432)

				Fair Values	Total Charges
				as of	Twenty-Six Week Period Ended
	Level 1	Level 2	Level 3	Impairment Date	August 27, 2022
Long-lived assets held for use	$—	$11,645	$—	$11,645	$(64,942)
Long-lived assets held for sale	$—	$5,115	$—	$5,115	$(4,832)
Total	$—	$16,760	$—	$16,760	$(69,774)

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

The following table reflects changes in the Company’s closed store liability relating to closed store and distribution center charges for new closures, changes in assumptions and interest accretion:

	Thirteen Week Period		Twenty-Six Week Period
	Ended		Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022
Balance—beginning of period	$49,773	$43,402	$49,772	$18,688
Provision for present value of executory costs for leases exited	14,846	2,816	20,444	29,315
Changes in assumptions and other adjustments	(762)	(436)	(2,852)	(627)
Interest accretion	74	237	608	335
Cash payments	(3,950)	(4,073)	(7,991)	(5,765)
Balance—end of period	$59,981	$41,946	$59,981	$41,946

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

5. Fair Value Measurements

The Company utilizes the three-level valuation hierarchy as described in Note 4, Facility Exit and Impairment Charges, for the recognition and disclosure of fair value measurements.

Financial instruments other than long-term indebtedness include cash and cash equivalents, accounts receivable and accounts payable. These instruments are recorded at book value, which we believe approximate their fair values due to their short term nature. In addition, as of September 2, 2023 and March 4, 2023, the Company has $4,189 and $7,457, respectively, of investments carried at amortized cost as these investments are being held to maturity, which are included as a component of prepaid expenses and other current assets. The Company believes the carrying value of these investments approximates their fair value.

The fair value for Secured Overnight Financing Rate (“SOFR”) based borrowings under the Company’s senior secured credit facility is estimated based on the quoted market price of the financial instrument which is considered Level 1 of the fair value hierarchy. The fair values of substantially all of the Company’s other long-term indebtedness are estimated based on quoted market prices of the financial instruments which are considered Level 1 of the fair value hierarchy. The carrying amount and estimated fair value of the Company’s total long-term indebtedness was $3,767,350 and $3,165,382 respectively, as of September 2, 2023. The carrying amount and estimated fair value of the Company's total long-term indebtedness was $2,925,258 and $2,368,328, respectively, as of March 4, 2023.

6. Income Taxes

The Company recorded income tax expense of $2,338 and $11,967 for the thirteen week periods ended September 2, 2023 and August 27, 2022, respectively. The Company recorded income tax expense of $3,831 and $15,464 for the twenty-six week periods ended September 2, 2023 and August 27, 2022, respectively. The effective tax rate for the thirteen week periods ended September 2, 2023 and August 27, 2022 was (0.2)% and (3.8)%, respectively. The effective tax rate for the twenty-six week periods ended September 2, 2023 and August 27, 2022 was (0.3)% and (3.6)%, respectively. The effective tax rate for the thirteen and twenty-six week periods ended September 2, 2023 was net of an adjustment of (25.3)% and (25.8)%, respectively, to adjust the valuation allowance against deferred tax assets. The effective tax rate for the thirteen and twenty-six week periods ended August 27, 2022 was net of an adjustment of 88.4% and 57.0%, respectively, to adjust the valuation allowance against deferred tax assets, primarily resulting from a Pennsylvania law change that reduced the corporate net income tax rate causing a reduction to the valuation allowance of $380,509.

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

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company continues to maintain a valuation allowance against net deferred tax assets of $1,990,424 and $1,649,193, which relates to federal and state deferred tax assets that may not be realized based on the Company's future projections of taxable income at September 2, 2023 and March 4, 2023, respectively. As further discussed in Note 1, Basis of Presentation and Significant Accounting Policies, the Company concluded that there is substantial doubt about its ability to continue as a going concern. The Company considered this, as well as the impact of the Chapter 11 proceedings as part of its current evaluation of valuation allowance established for deferred tax assets for which future realization is uncertain. Additional discussion regarding the Restructuring on deferred tax assets can be found in Note 16, Subsequent Events.

7. Medicare Part D

The Company offers Medicare Part D benefits through Elixir Insurance (“EI”), which has contracted with CMS to be a Prescription Drug Plan (“PDP”) and, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, must be a risk-bearing entity regulated under state insurance laws or similar statutes.

EI is a licensed domestic insurance company under the applicable laws and regulations. Pursuant to these laws and regulations, EI must file quarterly and annual reports with the National Association of Insurance Commissioners (“NAIC”) and certain state regulators, must maintain certain minimum amounts of capital and surplus under formulas established by certain states and must, in certain circumstances, request and receive the approval of certain state regulators before making dividend payments or other capital distributions to the Company. The Company does not believe these limitations on dividends and distributions materially impact its financial position. EI is subject to minimum capital and surplus requirements in certain states. The minimum amount of capital and surplus required to satisfy regulatory requirements in these states is $7,333 as of June 30, 2023. EI was in excess of the minimum required amounts in these states as of September 2, 2023. EI is not a Debtor in the Chapter 11 Cases.

The Company has recorded estimates of various assets and liabilities arising from its participation in the Medicare Part D program based on information in its claims management and enrollment systems. Significant estimates arising from its participation in this program include: (i) estimates of low-income cost subsidies, reinsurance amounts, and coverage gap discount amounts ultimately payable by CMS based on a detailed claims reconciliation that will occur in the following year; (ii) an estimate of amounts receivable from CMS under a risk-sharing feature of the Medicare Part D program design, referred to as the risk corridor; and (iii) estimates for claims that have been reported and are in the process of being paid or contested and for our estimate of claims that have been incurred but have not yet been reported.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

On October 13, 2022, the Company entered into a receivable purchase agreement (the “October 2022 Receivable Purchase Agreement”) with Purchaser.

Pursuant to the terms and conditions set forth in the October 2022 Receivable Purchase Agreement, the Company sold $195,487, a portion of its calendar 2022 CMS receivable, for $180,405, of which $166,917 was received on October 13, 2022. The remaining $13,488, which is included in accounts receivable, net as of September 2, 2023, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $15,082, which is included as a component of (gain) loss on sale of assets, net during the thirteen week period ended November 26, 2022.

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

During the thirteen week period ended November 26, 2022, the Company incurred additional fees of $1,937, which are included as a component of (gain) loss on sale of assets, net related to the sale of the 2021 CMS receivable to Bank of America. The additional fees were incurred due to a CMS delay in settling the 2021 receivable.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

On February 3, 2023, the Company entered into a receivable purchase agreement (the “February 2023 Receivable Purchase Agreement”) with Purchaser.

Pursuant to the terms and conditions set forth in the February 2023 Receivable Purchase Agreement, the Company sold $278,390, a portion of its calendar 2022 CMS receivable, for $261,771, of which $242,562 was received on February 3, 2023. The remaining $19,209, which is included in accounts receivable, net as of September 2, 2023, is payable to the Company, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance from CMS. In connection therewith, the Company recognized a loss of $16,619, which is included as a component of (gain) loss on sale of assets, net during the fourteen-week period ended March 4, 2023.

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

As of September 2, 2023 and March 4, 2023 accounts receivable, net included $32,697 due from the Purchaser, subject to final CMS claim reconciliation adjustments, upon receipt of the final remittance for the respective calendar years from CMS.

As of September 2, 2023, and March 4, 2023, accounts receivable, net included $255,916 and $45,201 due from CMS.

The Inflation Reduction Act of 2022 contains several provisions affecting Medicare, which will take effect over various periods of time from 2023 to 2029. Based on the Company’s current analysis of the provisions, it does not believe that this legislation will have a material impact on the financial statements.

On June 4, 2023, the Company decided to exit the Medicare Part D Individual Insurance market, effective January 1, 2024. As of September 2, 2023, Elixir Insurance operated in eleven markets, with approximately 274,000 Medicare Part D Individual members. The Company expects to service its exiting members in the 2023 plan year through December 31, 2023. Additionally, the Chapter 11 Cases does not impact its ability or intent to support EI through December 31, 2023.

8. Manufacturer Rebates Receivables

The Pharmacy Services Segment has manufacturer rebates receivables due directly from manufacturers and from our rebate aggregator of $411,549 and $357,699 included in accounts receivable, net of an allowance for uncollectible rebates of $13,280 and $8,680, as of September 2, 2023 and March 4, 2023, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

As further discussed in Note 16, Subsequent Events, the Company concluded that there is substantial doubt about its ability to continue as a going concern within one year from the date of issuance of the unaudited consolidated financial statements. As a result of overall lower current year projections, the Company concluded that a quantitative assessment was necessary and tested its goodwill and intangible assets for impairment.

During the thirteen week period ended September 2, 2023, the Company completed a qualitative and quantitative impairment assessment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services Segment exceeded its fair value principally due to further erosion of the future cash flow projections for fiscal years ending after fiscal 2024 due to an inability to execute management’s business strategies for the 2024 selling season. The unfavorable results of the selling season became apparent during the thirteen week period ended September 2, 2023, which resulted in lower renewals of existing customers as well as less new business earned. This resulted in goodwill and the CMS license intangible incurring impairment charges of $266,000 and $29,490, respectively for the thirteen week period ended September 2, 2023. The qualitative and quantitative impairment assessment of the Retail Pharmacy Segment resulted in no adjustment to the carrying values as the fair value of its reporting unit exceeds its carrying amount.

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

During the thirteen week period ended June 3, 2023, the Company recorded a goodwill impairment charge of $151,500. As of September 2, 2023 and March 4, 2023, accumulated impairment losses for the Pharmacy Services Segment was $1,592,412 and $1,174,912, respectively.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Below is a summary of the changes in the carrying amount of goodwill by segment for the twenty-six week period ended September 2, 2023:

	Retail	Pharmacy
	Pharmacy	Services	Total
Balance, March 4, 2023	43,492	464,444	507,936
Goodwill impairment	—	(417,500)	(417,500)
Balance, September 2, 2023	$43,492	$46,944	$90,436

The Company’s intangible assets are primarily finite-lived and amortized over their useful lives. The following is a summary of the Company’s finite-lived and indefinite-lived intangible assets as of September 2, 2023 and March 4, 2023.

	September 2, 2023					March 4, 2023
				Remaining					Remaining
				Weighted					Weighted
	Gross			Average		Gross			Average
	Carrying	Accumulated		Amortization		Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period		Amount	Amortization	Net	Period
Non-compete agreements and other(a)	$203,632	$(184,551)	$19,081	3	years	$201,919	$(182,957)	$18,962	3	years
Prescription files	1,030,619	(935,466)	95,153	5	years	1,029,665	(928,478)	101,187	5	years
Customer relationships(a)	386,000	(313,062)	72,938	8	years	388,000	(306,139)	81,861	9	years
CMS license	57,500	(57,500)	—	0	years	57,500	(23,798)	33,702	4	years
Total finite	$1,677,751	$(1,490,579)	187,172			$1,677,084	$(1,441,372)	$235,712
Trademarks	14,400	—	14,400	Indefinite		14,400	—	14,400	Indefinite
Total	$1,692,151	$(1,490,579)	$201,572			$1,691,484	$(1,441,372)	$250,112
(a)	Amortized on an accelerated basis which is determined based on the remaining useful economic lives of the customer relationships that are expected to contribute directly or indirectly to future cash flows.

Amortization expense for these intangible assets and liabilities was $16,590 and $33,723 for the thirteen and twenty-six week periods ended September 2, 2023, respectively. Amortization expense for these intangible assets and liabilities was $18,420 and $39,046 for the thirteen and twenty-six week periods ended August 27, 2022, respectively. The anticipated annual amortization expense for these intangible assets and liabilities is 2024—$55,339; 2025—$44,505; 2026—$34,144; 2027—$27,154 and 2028—$19,674.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

10. Indebtedness and Credit Agreement

Following is a summary of indebtedness and lease financing obligations as of September 2, 2023 and March 4, 2023:

	September 2,	March 4,
	2023	2023
Secured Debt:
Senior secured revolving credit facility due August 2026 ($2,037,000 and $1,200,000 face value less unamortized debt issuance costs of $13,467 and $16,117)	2,023,533	1,183,883
FILO Term Loan due August 2026 ($400,000 face value less unamortized debt issuance costs of $1,782 and $2,090)	398,218	397,910
	2,421,751	1,581,793
Second Lien Secured Debt:
7.500% senior secured notes due July 2025 ($320,002 face value less unamortized debt issuance costs of $1,986 and $2,529)	318,016	317,473
8.000% senior secured notes due November 2026 ($849,918 face value less unamortized debt issuance costs of $9,719 and $11,259)	840,199	838,659
	1,158,215	1,156,132
Unguaranteed Unsecured Debt:
7.70% notes due February 2027 ($185,691 face value less unamortized debt issuance costs of $347 and $398)	185,344	185,293
6.875% fixed-rate senior notes due December 2028 ($2,046 face value less unamortized debt issuance costs of $6 and $6)	2,040	2,040
	187,384	187,333
Lease financing obligations	17,724	18,912
Total debt	3,785,074	2,944,170
Current maturities of long-term debt and lease financing obligations	(3,773,356)	(6,332)
Long-term debt and lease financing obligations, less current maturities	$11,718	$2,937,838

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

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

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

The Company’s borrowing capacity under the Existing Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. As of September 2, 2023, the Company had approximately $2,437,000 of borrowings outstanding under the Existing Facilities and had letters of credit outstanding under the Existing Senior Secured Revolving Credit Facility in a face amount of approximately $210,198, which resulted in remaining borrowing capacity under the Existing Senior Secured Revolving Credit Facility of $602,802. If at any time the total credit exposure outstanding under the Existing Senior Secured Revolving Credit Facility exceeds the borrowing base, the Company will be required to repay amounts outstanding to eliminate such shortfall.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The Existing Credit Agreement has a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Existing Senior Secured Revolving Credit Facility is less than $206,000 or (ii) on the third consecutive business day on which availability under the Existing Senior Secured Revolving Credit Facility is less than $257,500 and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $257,500. As of September 2, 2023, the availability under the Existing Senior Secured Revolving Credit Facility was at a level that did not trigger the Existing Credit Agreement’s financial covenant. The Existing Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

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

As of September 2, 2023, the Company was in full compliance with the provisions and covenants associated with its debt agreements. The commencement of the Chapter 11 proceedings constituted an event of default that accelerated the Company’s obligations under the Unguaranteed Notes and the Secured Notes. Accordingly, all long-term debt was classified as current on the unaudited condensed consolidated balance sheet as of September 2, 2023. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 proceedings. See Note 16, Subsequent Events, for further information.

DIP ABL Credit Agreement

As further discussed in Note 16, Subsequent Events, subject to the approval of the Bankruptcy Court, the Company, as borrower (the “DIP ABL Borrower”), and certain of the Company’s direct and indirect debtor-subsidiaries, as guarantors (together with the DIP ABL Borrower, the “DIP ABL Loan Parties”), expect to enter into that certain debtor-in-possession credit agreement (the “DIP ABL Credit Agreement”) with the lenders from time to time party thereto (the “DIP ABL Lenders”) and Bank of America, N.A., as administrative agent and collateral agent (the “DIP ABL Agent”), on the terms and conditions set forth therein. Pursuant to the DIP ABL Credit Agreement, the DIP ABL Lenders have agreed, upon the terms and conditions set forth therein, to make available to the DIP ABL Borrower a superpriority senior secured debtor-in-possession asset-based credit facility in the aggregate principal amount of $3.25 billion, consisting of (x) a $2.85 billion revolving credit facility (the “DIP Revolving Facility”), and (y) a $400 million first-in last-out term loan facility (the “DIP FILO Facility,” and, together with the DIP Revolving Facility, the “DIP ABL Facilities”) in order to (a) repay all outstanding obligations arising under, or related to, the Existing Credit Agreement and the Existing Facilities, (b) fund the Chapter 11 Cases, (c) provide working capital for the DIP ABL Loan Parties during the pendency of the Chapter 11 Cases, and (d) make certain other payments as more fully provided in the Bankruptcy Court orders approving the DIP ABL Facilities, all in accordance with an Approved Budget (subject to the Permitted Variance) and as otherwise provided therein. The DIP ABL Loan Parties’ obligations under the DIP ABL Credit Agreement will be secured by liens on substantially all of the personal property of the DIP ABL Loan Parties, subject to certain exceptions.

The DIP ABL Facilities will mature on the date that is twelve months from the Closing Date. The interest rate applicable to loans under the DIP Revolving Facility is an adjusted Term SOFR-based rate (determined in a customary manner) plus a margin of 3.25%. Additionally, the Company is required to pay a fee of 0.50% per annum on the daily unused amount of the commitments under the DIP Revolving Facility. The interest rate applicable to loans under the DIP FILO Facility is an adjusted Term SOFR-based rate (determined in a customary manner) plus a margin of 5.25%, which margin is subject to downward adjustment to 4.75% upon the occurrence of certain paydown events, and a 1.00% upfront fee payable upon the Closing Date.

The DIP ABL Credit Agreement includes customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the DIP ABL Borrower and its restricted subsidiaries’ ability to,

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

among other things, incur additional indebtedness, create liens on assets, make investments, loans, advances or guarantees, engage in mergers, consolidations, sales of assets and acquisitions and pay dividends and distributions, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type. The DIP ABL Credit Agreement also includes representations and warranties, mandatory prepayments, affirmative covenants and events of default customary for financings of this type. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code, the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code, and certain other events related to the impairment of the DIP ABL Lenders’ rights or liens granted under the DIP ABL Credit Agreement.

DIP Term Loan Credit Agreement

As further discussed in Note 16, Subsequent Events, subject to the approval of the Bankruptcy Court, the Company, as borrower (the “DIP Term Loan Borrower”), and certain of the Company’s direct and indirect debtor-subsidiaries, as guarantors (together with the DIP Term Loan Borrower, the “DIP Term Loan Parties”), expect to enter into that certain debtor-in-possession term loan agreement (the “DIP Term Loan Credit Agreement,” and, together with the DIP ABL Credit Agreement, the “DIP Credit Agreements”) with the lenders from time to time party thereto (the “DIP Term Loan Lenders”) and Bank of America, N.A., as administrative agent and collateral agent (the “DIP Term Loan Agent”), on the terms and conditions set forth therein. Pursuant to the DIP Term Loan Credit Agreement, the DIP Term Loan Lenders have agreed, upon the terms and conditions set forth therein, including the approval of the Bankruptcy Court, to make available to the DIP Term Loan Borrower a senior secured debtor-in-possession term loan credit facility in the aggregate principal amount of $200 million (the “DIP Term Loan Facility,” together with the DIP ABL Facility and the DIP FILO Facility, the “DIP Facilities”) in order to (a) fund the Chapter 11 Cases, (b) make certain other payments as more fully provided in the Bankruptcy Court orders approving the DIP Term Loan Facility, and (c) provide working capital for the DIP Term Loan Parties during the pendency of the Chapter 11 Cases, all in accordance with an Approved Budget (subject to the Permitted Variance) and as otherwise provided therein. The obligations under the DIP Term Loan Credit Agreement will be secured by liens on substantially all of the real and personal property of the DIP Term Loan Parties, subject to certain exceptions.

The DIP Term Loan Facility will mature on the date that is twelve months from the Closing Date. The interest rate applicable to loans under the DIP Term Loan Facility is an adjusted Term SOFR-based rate (determined in a customary manner) plus a margin of 7.50%.

The DIP Term Loan Credit Agreement includes customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the DIP Term Loan Borrower and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans, advances or guarantees, engage in mergers, consolidations, sales of assets and acquisitions and pay dividends and distributions, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type. The DIP Term Loan Credit Agreement also includes representations and warranties, mandatory prepayments, affirmative covenants and events of default customary for financings of this type. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code, the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code, and certain other events related to the impairment of the DIP Term Loan Lenders’ rights or liens granted under the DIP Term Loan Credit Agreement.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

In connection with the Chapter 11 Cases, the Debtors filed the DIP Motion seeking Bankruptcy Court approval of their entry into and performance under the DIP Credit Agreements and use of cash collateral, as well as certain related relief [Docket No. 38]. The Debtors the Bankruptcy Court has approved the DIP Motion on an interim basis from the bench, pending entry of a revised interim Order, which the Debtors expect to be entered in the immediate term. The Debtors will seek the Bankruptcy Court’s approval of the DIP Motion on a final basis in the coming weeks.

Fiscal 2023 and 2024 Transactions

On June 13, 2022, the Company commenced a series of cash tender offers to purchase up to $150,000 aggregate principal amount of the Company’s 7.500% Secured Notes, 8.000% Secured Notes, 7.70% Notes due 2027 (the “7.70% Notes”) and 6.875% Notes due 2028 (the “6.875% Notes,” together with the 7.70% Notes, the “Unguaranteed Notes”), subject to prioritized acceptance levels, a subcap of $100,000 with respect to the 7.500% Secured Notes and proration. On June 29, 2022, pursuant to an early settlement, the Company purchased an aggregate principal amount of $114,942 of its 7.500% Secured Notes, $51,695 aggregate principal amount of its 7.70% Notes and $26,955 aggregate principal amount of its 6.875% Notes. In connection therewith, the Company recorded a gain on debt retirement of $41,312, which included unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows during the second quarter of fiscal 2023.

On November 3, 2022, the Company announced the commencement of a cash tender offer to purchase up to $200,000 aggregate purchase price (not including any accrued and unpaid interest) of the Company’s 7.500% Secured Notes, subject to proration. On November 30, 2022, pursuant to an early settlement, the Company purchased an aggregate principal amount of $160,497 of its 7.500% Secured Notes and on December 9, 2022, pursuant to the final settlement, the Company purchased an additional aggregate principal amount of $4,559 of its 7.500% Secured Notes. In connection therewith, the Company recorded a gain on debt retirement of $38,978, which includes unamortized debt issuance costs. The debt repayment and related gain on debt retirement is included in the results of operations and cash flows during the third quarter of fiscal 2023.

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

Maturities

The commencement of the Chapter 11 proceedings constituted an event of default that accelerated the Company’s obligations under the Unguaranteed Notes and the Secured Notes (without any action on the part of such noteholders). Accordingly, all long-term debt was classified as current on the unaudited condensed consolidated balance sheet as of September 2, 2023. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 proceedings. See Note 16, Subsequent Events, for further information.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The following table is a summary of the Company’s components of net lease cost for the thirteen and twenty-six week periods ended September 2, 2023 and August 27, 2022:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2, 2023	August 27, 2022	September 2, 2023	August 27, 2022
Operating lease cost	$148,896	$157,956	$301,568	$317,801
Financing lease cost:
Amortization of right-of-use asset	775	863	1,594	1,672
Interest on long-term finance lease liabilities	454	503	921	1,004
Total finance lease costs	$1,229	$1,366	$2,515	$2,676
Short-term lease costs	2,086	585	1,310	1,042
Variable lease costs	44,646	43,652	90,879	86,297
Less: sublease income	(3,104)	(3,393)	(5,841)	(6,616)
Net lease cost	$193,753	$200,166	$390,431	$401,200

Supplemental cash flow information related to leases for the twenty-six week periods ended September 2, 2023 and August 27, 2022:

	Twenty-Six Week Period Ended
	September 2, 2023	August 27, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$330,492	$350,177
Operating cash flows paid for interest portion of finance leases	921	1,004
Financing cash flows paid for principal portion of finance leases	1,969	1,940
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	163,569	155,710
Finance leases	—	—

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Supplemental balance sheet information related to leases as of September 2, 2023 and March 4, 2023 (in thousands, except lease term and discount rate):

	September 2,	March 4,
	2023	2023
Operating leases:
Operating lease right-of-use asset	$2,239,043	$2,497,206

Short-term operating lease liabilities	$422,233	$502,403
Long-term operating lease liabilities	2,373,953	2,372,943
Total operating lease liabilities	$2,796,186	$2,875,346

Finance leases:
Property, plant and equipment, net	$12,674	$13,576

Current maturities of lease financing obligations	$6,006	$6,332
Lease financing obligations, less current maturities	11,718	12,580
Total finance lease liabilities	$17,724	$18,912
Weighted average remaining lease term
Operating leases	7.3	7.5
Finance leases	8.0	8.0

Weighted average discount rate
Operating leases	7.5%	6.5%
Finance leases	10.5%	9.0%

The following table summarizes the maturity of lease liabilities under finance and operating leases as of September 2, 2023:

	September 2, 2023
	Finance	Operating
Fiscal year	Leases	Leases(1)	Total
2024 (remaining twenty-six weeks)	$5,301	$335,247	$340,548
2025	5,048	622,993	628,041
2026	1,883	500,523	502,406
2027	1,500	472,118	473,618
2028	1,500	399,881	401,381
Thereafter	10,174	1,280,351	1,290,525
Total lease payments	25,406	3,611,113	3,636,519
Less: imputed interest	(7,682)	(814,927)	(822,609)
Total lease liabilities	$17,724	$2,796,186	$2,813,910
(1)	– Future operating lease payments have not been reduced by minimum sublease rentals of $23 million due in the future under noncancelable leases.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

During the thirteen and twenty-six week periods ended September 2, 2023, the Company sold three owned and operated stores to independent third parties. Net proceeds from the sales were $5,454 for the thirteen and twenty-six week periods ended September 2, 2023. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over a minimum lease term of 15 years. The Company accounted for these leases as operating lease right-of-use assets and corresponding operating lease liabilities in accordance with the Lease Standard. The transactions resulted in a loss of $706 which is included in the gain on sale of assets, net for the thirteen and twenty-six week periods ended September 2, 2023

During the thirteen and twenty-six week periods ended August 27, 2022, the Company sold three owned and operated properties, including the Pontiac, MI and Liverpool, NY distribution centers and one retail store to independent third parties. Net proceeds from the sales were $45,986 for the thirteen and twenty-six week periods ended August 27, 2022. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over a minimum lease term of 15 years for the retail store and over a minimum lease term of three years for the distribution centers. The Company accounted for these leases as operating lease right-of-use assets and corresponding operating lease liabilities in accordance with the Lease Standard. The transactions resulted in a gain of $23,313 which is included in the gain on sale of assets, net for the thirteen and twenty-six week periods ended August 27, 2022.

Additionally, certain of the Company’s lease obligations and other outstanding contracts include events of default, cross default or cross acceleration provisions, which could result in rights to accelerate or terminate obligations, including upon the commencement of the Chapter 11 proceedings. However, the exercise or enforcement of any remedies have been automatically stayed as a result of such proceedings.

12. Retirement Plans

Net periodic pension expense (income) for the thirteen and twenty-six week periods ended September 2, 2023 and August 27, 2022, for the Company’s defined benefit plan includes the following components:

	Defined Benefit		Defined Benefit
	Pension Plan		Pension Plan
	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022
Service cost	$73	$107	$146	$214
Interest cost	1,581	1,263	3,162	2,527
Expected return on plan assets	(1,474)	(1,402)	(2,948)	(2,804)
Net periodic pension expense (income)	$180	$(32)	$360	$(63)

The Company is not required to make any contributions to its company-sponsored pension plans in fiscal 2024 but may make contributions to the extent such contributions are beneficial to the Company. The Company did not make any contributions to its company-sponsored pension plans in the first half of fiscal 2024.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

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

The following is balance sheet information for the Company’s reportable segments:

	Retail	Pharmacy
	Pharmacy	Services	Eliminations(1)	Consolidated
September 2, 2023:
Total Assets	$5,530,289	$1,605,604	$(9,941)	$7,125,952
Goodwill	43,492	46,944	—	90,436
March 4, 2023:
Total Assets	$5,487,845	$2,049,107	$(9,590)	$7,527,362
Goodwill	43,492	464,444	—	507,936
(1)	As of September 2, 2023 and March 4, 2023, intersegment eliminations include intersegment accounts receivable of $9,941 and $9,590, respectively, that represents amounts owed from the Pharmacy Services Segment to the Retail Pharmacy Segment that are created when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following table is a reconciliation of the Company’s business segments to the consolidated financial statements for the thirteen and twenty-six week periods ended September 2, 2023 and August 27, 2022:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
September 2, 2023:
Revenues	$4,470,927	$1,209,858	$(34,704)	$5,646,081
Gross Profit	978,602	116,994	—	1,095,596
Adjusted EBITDA(2)	(26,477)	43,186	—	16,709
Depreciation and amortization	56,985	12,044	—	69,029
LIFO charge	7,500	—	—	7,500
Stock-based compensation expense	773	295	—	1,068
Additions to property and equipment and intangible assets	37,894	6,689	—	44,583
August 27, 2022:
Revenues	$4,231,791	$1,727,241	$(57,963)	$5,901,069
Gross Profit	1,043,036	111,459	—	1,154,495
Adjusted EBITDA(2)	31,484	47,065	—	78,549
Depreciation and amortization	56,679	11,885	—	68,564
LIFO charge	10,121	—	—	10,121
Stock-based compensation expense	4,496	239	—	4,735
Additions to property and equipment and intangible assets	46,343	5,832	—	52,175
Twenty-Six Week Period Ended
September 2, 2023:
Revenues	$8,963,256	$2,406,012	$(70,025)	$11,299,243
Gross Profit	2,065,465	208,657	—	2,274,122
Adjusted EBITDA(2)	43,572	64,852	—	108,424
Depreciation and amortization	112,454	22,470	—	134,924
LIFO charge	15,000	—	—	15,000
Stock-based compensation expense	1,496	653	—	2,149
Additions to property and equipment and intangible assets	78,333	13,753	—	92,086
August 27, 2022:
Revenues	$8,577,147	$3,453,098	$(114,593)	$11,915,652
Gross Profit	2,140,393	210,831	—	2,351,224
Adjusted EBITDA(2)	105,166	73,513	—	178,679
Depreciation and amortization	112,787	25,850	—	138,637
LIFO charge	10,121	—	—	10,121
Stock-based compensation expense	7,598	471	—	8,069
Additions to property and equipment and intangible assets	124,894	12,705	—	137,599
(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services Segments record the revenue on a stand-alone basis.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

(2)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” in Management’s Discussion and Analysis of Financial Condition and Results for additional details.

The following is a reconciliation of net loss to Adjusted EBITDA for the thirteen and twenty-six week periods ended September 2, 2023 and August 27, 2022:

	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Net loss	$(1,020,030)	$(331,290)	$(1,326,748)	$(441,481)
Interest expense	72,658	52,533	137,878	100,652
Income tax expense	2,338	11,967	3,831	15,464
Depreciation and amortization	69,029	68,564	134,924	138,637
LIFO charge	7,500	10,121	15,000	10,121
Facility exit and impairment charges	310,761	45,845	330,762	112,416
Goodwill and intangible asset impairment charges	295,490	252,200	446,990	252,200
Gain on debt modifications and retirements, net	—	(41,312)	—	(41,312)
Stock-based compensation expense	1,068	4,735	2,149	8,069
Restructuring-related costs	85,709	12,805	163,839	35,451
Inventory write-downs related to store closings	8,414	1,094	10,471	9,049
Litigation and other contractual settlements	205,041	20,093	216,091	38,364
Gain on sale of assets, net	(24,087)	(29,001)	(32,280)	(58,197)
Other	2,818	195	5,517	(754)
Adjusted EBITDA	$16,709	$78,549	$108,424	$178,679

14. Commitments, Contingencies and Guarantees

Legal Matters and Regulatory Proceedings

The Company is regularly involved in a variety of legal matters including arbitration, litigation (and related settlement discussions), audits by counter parties under our contracts, and other claims, and is subject to regulatory proceedings including audits, inspections, inquiries, investigations, and similar actions by health care, insurance, pharmacy, tax and other governmental authorities arising in the ordinary course of its business, including, without limitation, the matters described below. Subject to applicable bankruptcy law, substantial damages are sought from the Company in virtually all of these matters, even if a specific amount is not specified. The Company records accruals for outstanding legal matters and applicable regulatory proceedings when it believes it is probable that a loss has been incurred, and the amount can be reasonably estimated. The Company evaluates on a quarterly basis, developments in legal matters and regulatory proceedings that could affect the amount of any existing accrual or that warrant an accrual. If a loss contingency is not both probable and estimable, the Company typically does not establish an accrued liability.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Unless specifically noted otherwise, with respect to the litigation and other legal proceedings described below, the Company is unable to estimate the amount or range of reasonably possible loss due to the inherent difficulty of predicting the outcome of and uncertainties at the current stage of such litigation and legal proceedings.

The Company’s accruals for certain outstanding legal matters or regulatory proceedings are considered material, individually and in the aggregate, to the Company’s consolidated financial position. This includes most significantly the accruals taken for the Humana and Schmuckley matters described below, as well as other matters. Additionally, unfavorable or unexpected outcomes in outstanding legal matters or regulatory proceedings could exceed any accrual and impact the Company’s financial position. Further, even if the Company were successful in its legal proceedings, the Company may incur significant costs and expenses defending itself or others that it is required to indemnify, and such costs and expenses may not be subject to or may exceed reimbursement pursuant to any applicable insurance. Such proceedings may also require significant attention of management.

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

Some of the California Cases purport or may be determined to be class actions or representative actions under the California Private Attorneys General Act and seek substantial damages and penalties. In August 2022, the Company agreed to settle a putative class action regarding reimbursement for cell phone and mileage expenses for shift supervisors and managers/assistant managers for $1.29 million, which remains subject to court approval. A previously-settled putative wage and hour class action brought on behalf of drivers and other ice cream plant associates for $0.8 million has been paid and resolved.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company has also reached an agreement in principle to resolve a putative employment collective and class action filed in federal court in New York, which raises similar allegations in addition to others about the payment frequency for certain employees (the “New York Case”). In December 2022, the parties reached an agreement in principle to resolve the individual plaintiff’s claims as well as those of the class, resulting in the federal court issuing an order of judgment and a new matter filed in New York state court, which the parties have agreed to resolve for $6.45 million. The parties’ settlement agreement has been approved by the court and includes a provision allowing the Company to terminate the agreement if certain participation thresholds are not met.

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

The Company is a defendant in a putative consumer class action lawsuit in the United States District Court for the Southern District of California captioned Byron Stafford v. Rite Aid Corp. A separate lawsuit, Robert Josten v. Rite Aid Corp., was voluntarily dismissed. The lawsuit contains allegations that (i) the Company was obligated to charge the plaintiffs’ insurance companies its usual and customary prices for their prescription drugs; and (ii) the Company failed to do so because the prices it reported were not equal to or adjusted to account for the prices that Rite Aid offered to uninsured and underinsured customers through its Rx Savings Program. The Company is defending itself in a second putative class action lawsuit against similar pricing allegations filed in the United States District Court for the Eastern District of Pennsylvania, which is stayed pending the Company’s appeal to the United States Court of Appeals for the Third Circuit regarding the denial of a motion to compel arbitration as to one of the named plaintiffs.

On February 6, 2019, Humana, Inc., filed a claim pursuant to a binding arbitration provision of the parties’ agreement alleging that the Company improperly submitted various usual and customary overcharges by failing to report its Rx Savings Program prices as its usual and customary prices to Humana. An arbitration hearing was held in this matter in November 2021.

On April 22, 2022, the arbitrator issued an Opinion and Final Award against the Company for breach of contract awarding Humana $122.6 million, which includes $40.7 million in prejudgment interest (the “Arbitration Award”). The Company continues to believe that the Arbitration Award contains a number of significant factual and legal errors. On June 20, 2022, the Company both opposed Humana’s effort to confirm the Arbitration Award and petitioned the United States District Court for Western District of Kentucky (the “court”) for vacatur of the Arbitration Award, as is its right under the Federal Arbitration Act (“FAA”).

Argument on Humana’s petition to confirm the Arbitration Award and the Company’s motion for vacatur of the Arbitration Award was held May 10, 2023. On August 4, 2023, the court issued a decision denying the Company’s motion for vacatur and granting Humana’s petition to confirm the Arbitration Award. At this time, the Company has

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

accrued $136.8 million in regards to the Arbitration Award damages plus post-judgment interest. The Company entered into an agreement with Humana that tolled the enforcement of the judgment until October 15, 2023.

The Company is a defendant in two consolidated lawsuits pending in the United States District Court for the District of Minnesota filed in 2020 by various Blue Cross/Blue Shield plans that operate in eight different states (North Carolina, North Dakota, Alabama, Utah, Minnesota, Oregon, Washington and New Jersey) alleging that the Company improperly submitted various usual and customary overcharges to several Pharmacy Benefit Managers, all but one of which are not owned by plaintiffs, with which Rite Aid and the insurers had independent contracts. On May 22, 2023, the Company won a defense verdict in the jury trial of a lawsuit filed in Delaware state court in 2019 by multiple Centene entities alleging that the Company overcharged for prescriptions by improperly reporting usual and customary prices. The court denied the Centene entities’ request for post-trial relief and the deadline has passed for Centene to appeal. The Company is defending a similar lawsuit filed in 2022 by WellCare in Florida state court.

Drug Utilization Review and Code 1 Litigation

In June 2012, qui tam plaintiff, Loyd F. Schmuckley (“Relator”) filed a complaint under seal against the Company alleging that it failed to comply with certain requirements of California’s Medicaid program between 2007 and 2014. In June 2013, the Company was served with a Civil Investigative Demand (“CID”) by the United States Attorney’s Office for the Eastern District of California regarding (1) the Company’s Drug Utilization Review and prescription dispensing protocol; and (2) the dispensing of drugs designated as “Code 1” by the State of California. Specifically, the Relator alleged that the Company did not perform special verification and documentation for certain medications known as “Code 1” drugs. While the complaint remained under seal, the United States Department of Justice conducted an extensive investigation and ultimately declined to intervene. Although numerous states declined to intervene, in September 2017, the State of California’s Department of Justice’s Bureau of Medical Fraud and Elder Abuse filed a complaint in intervention. The Company filed a motion to dismiss Relator’s and the State of California’s respective complaints in January 2018, and the hearing was held on March 23, 2018. On September 5, 2018, the court issued an order denying the motion to dismiss. Substantial damages are sought from the Company in this matter. The parties have resolved the matter, except fees for relator’s counsel, for $60.0 million.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Controlled Substances Litigation, Audits and Investigations

The Company, along with various other defendants, is named in multiple opioid-related lawsuits filed by counties, cities, municipalities, Native American tribes, hospitals, third-party payers, and others across the United States. In December 2017, the U.S. Judicial Panel on Multidistrict Litigation (“JPML”) consolidated and transferred more than a thousand federal opioid-related lawsuits that name the Company as a defendant to the multi-district litigation (“MDL”) pending in the United States District Court for the Northern District of Ohio under In re National Prescription Opiate Litigation (Case No. 17-MD-2804). A significant number of similar cases that are not part of the MDL and name the Company as a defendant are also pending in state courts. On June 1, 2022, the JPML ordered that newly filed cases will no longer be transferred to the MDL. The plaintiffs in these opioid-related lawsuits generally allege claims that include, without limitation, public nuisance and negligence theories of liability resulting from the impacts of widespread opioid abuse against defendants along the pharmaceutical supply chain, including manufacturers, wholesale distributors, and retail pharmacies. At this stage of the proceedings, the Company is not able to predict the outcome of the opioid-related lawsuits in which it remains a defendant or estimate a potential range of loss regarding the lawsuits, and is defending itself against all relevant claims. From time to time, some of these cases may be settled, dismissed or otherwise terminated, and additional such cases may be filed and the Company is exploring possible avenues for resolving some or all of its portfolio of opioids-related litigation, although no assurance can be given that the litigation will be resolved to the parties’ mutual satisfaction, or that a resolution will not include a monetary payment, and that the payment will not be material.

The Company also has received warrants, subpoenas, CIDs, and other requests for documents and information from, and is being investigated by, the federal and state governments regarding opioids and other controlled substances. The Company has been cooperating with and responding to these investigatory inquiries.

As previously disclosed, on December 13, 2022, a qui tam complaint filed by three former Rite Aid pharmacy personnel (Andrew White, Mark Rosenberg, and Ann Wegelin) (collectively, “qui tam Relators”) was unsealed by the federal District Court for the Northern District of Ohio in an order that also directed the United States Department of Justice to file within 90 days a complaint intervening or partially intervening in the Second Amended Complaint (the “Complaint”). On February 23, 2023, the following states, which were listed in the Complaint, declined to intervene: Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New York, North Carolina, Oklahoma, Rhode Island, Tennessee, Texas, Vermont, Virginia, Washington and the District of Columbia. California subsequently did not intervene. On March 13, 2023, the United States Department of Justice filed its complaint in the federal District Court for the Northern District of Ohio against Rite Aid (“DOJ’s Complaint”) alleging violations of the federal False Claims Act and Controlled Substances Act related to the dispensing of controlled substances, primarily opioids. DOJ’s Complaint seeks damages under the False Claims Act, civil penalties under the Controlled Substances Act, damages in connection with alleged payment by mistake (on behalf of Federal Healthcare Programs), and damages in connection with alleged unjust enrichment. The Company has filed a motion to dismiss DOJ’s Complaint to which DOJ has responded. The qui tam relators voluntarily dismissed their complaint. The parties are engaging in discussions to explore the possibility of resolving the matter, although no assurance can be given that the matter will be resolved to the parties’ mutual satisfaction, or that a resolution will not include a monetary payment, and that the payment will not be material.

In April 2019, the Company initiated a coverage action styled Rite Aid Corporation et al. v. ACE American Ins. Co. et al. Through this action, the Company is seeking the recovery of defense costs and settlement and/or judgment

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

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

Miscellaneous Litigation and Investigations.

Following the Company’s response to a 2020 CID from the Federal Trade Commission (“FTC”) with respect to consumer protection laws, the Company is seeking to negotiate a resolution with the FTC. The allegations relate to certain business practices that the Company has not engaged in for nearly three years, and the Company currently believes that any resolution of that CID would not likely require a monetary payment. During the course of the Company’s discussions with the FTC Staff in connection with its response to that CID, the FTC Staff also requested certain information from the Company related to compliance with the Company’s 2010 FTC Consent Order. The Company cooperated with the request, however, the FTC Staff informed the Company that absent an agreed resolution, it would recommend that the FTC file a complaint against the Company for violation of the Consent Order, including a request for a monetary payment and other relief. The FTC has now combined the two matters, requested additional information related to privacy and data security matters, and is seeking a single resolution of all open matters, such that discussions related to one matter may affect the ability to resolve another. Discussions continue about a potential agreed resolution, although no assurance can be given that the matter will be resolved to the parties’ mutual satisfaction, or that a resolution will not include a monetary payment, and that the payment will not be material.

The Company has received CIDs from the Department of Justice related to the Medicare Part D plan sponsored by a subsidiary of the Company. The Company is also defending a lawsuit asserting numerous claims based on allegations surrounding the Company’s use of a certain font including in the Company’s rebranded logo, where the parties have engaged in a mediation process which remains ongoing. The Company is defending four putative class actions in federal courts regarding alleged privacy breaches, three of which involve technologies alleged to track consumer information and one of which involves a data security incident.

The Rite Aid Employee Benefit Administration Committee (“EBAC”) received a letter from the Department of Labor alleging EBAC had violated ERISA in its management of the Rite Aid Master Retirement Savings Trust as to a specific investment. Discussions are underway about a potential agreed resolution, although no assurance can be given that the matter will be resolved to the parties’ mutual satisfaction, or that a resolution will not include a monetary payment, and that the payment will not be material.

The Company is defending a putative shareholder class action now captioned In re Rite Aid Securities Litigation, filed in the United States District Court for the Eastern District of Pennsylvania (formerly Page). The matter names Rite Aid Corporation and certain executives individually as defendants and raises claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to alleged misstatements and omissions concerning the growth of Elixir’s PBM services businesses. The Company has filed a motion to dismiss and intends to aggressively defend against the allegations and challenge their merit. The Company is also defending a putative shareholder class action currently captioned Holland v. Rite Aid Corporation et al., filed in the United States District Court for the Northern District of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Ohio. The matter names Rite Aid Corporation and certain former and current executives individually as defendants and raises claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 related to the DOJ’s Complaint and alleged misstatements and omissions concerning the Company’s risk for regulatory action and litigation related to controlled substances practices.  This matter is also in early stages, but the Company intends to aggressively defend against the allegations and challenge their merit.

Effect of Automatic Stay

Subject to certain exceptions under the Bankruptcy Code, the filing of the Company Parties’ Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company Parties’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, there are certain exceptions to the automatic stay.

15. Supplementary Cash Flow Data

	Twenty-Six Week Period Ended
	September 2, 2023	August 27, 2022
Cash paid for interest	$128,544	$94,557
Cash payments (refunds) for income taxes, net	$3,541	$(10,359)
Equipment financed under capital leases	$832	$1,235
Gross borrowings from revolver	$2,119,000	$1,838,000
Gross repayments to revolver	$1,282,000	$1,161,000

Significant components of cash provided by Other Liabilities of $205,151 for the twenty-six week period ended September 2, 2023 include cash provided from an increase in accruals for litigation matters and restructuring-related expenses.

Cash used in Other Assets of $88,771 for the twenty-six week period ended September 2, 2023 is comprised primarily of prepaid rent and property insurance.

16. Subsequent Events

Commitments, Contingencies and Guarantees

Certain litigation matters occurred during the twenty-six week period ended September 2, 2023 or prior, but had subsequent updates through the issuance of this report. See further discussion in Note 14.

Restructuring Term Sheet

On October 15, 2023, the Company Parties reached an agreement in principle with the Consenting Noteholders on the terms of a financial and operational restructuring, the material terms of which are set forth in the Restructuring Term Sheet.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Under the Restructuring Term Sheet, the Consenting Noteholders have agreed, subject to certain terms and conditions, to support the Restructuring of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to the Plan to be filed in the Chapter 11 Cases. Capitalized terms used but not otherwise defined in this “Restructuring Term Sheet” section of this Current Report on Form 10-Q have the meanings given to them in the Restructuring Term Sheet and the Plan, as applicable. Elixir Insurance (“EI”) was excluded from the Chapter 11 filing.

The Plan will be based on the restructuring transactions set forth in the Restructuring Term Sheet (such transactions described in, and in accordance with the Restructuring Agreement and the Term Sheet, the “Restructuring Transactions”), which, among other things, contemplates:

●	each holder of a claim on account of the DIP ABL Facility shall receive, in full satisfaction of its claim, (a) in the event of a Plan Restructuring, its allocated share of the Exit ABL Facility, or (b) in the event of a Credit Bid Transaction or an Alternative Sale Transaction, either, at the DIP ABL Lenders’ discretion, (i) payment in full, in Cash, or (ii) its allocated share of the Exit ABL Facility;

●	each holder of a claim on account of the DIP FILO Facility shall receive, in full satisfaction of its claim, (a) in the event of a Plan Restructuring, its allocated share of the Exit FILO Term Loan Facility, or (b) in the event of a Credit Bid Transaction or an Alternative Sale Transaction, either, at the DIP FILO Lenders’ discretion, (i) payment in full, in Cash, or (ii) its allocated share of the Exit FILO Term Loan Facility;

●	each holder of a DIP Term Loan Claim shall receive, in full and final satisfaction of its claim, payment in full, in Cash;

●	to the extent any allowed ABL Facility Claim remains outstanding on the Effective Date, each holder of an ABL Facility claim shall receive, in full and final satisfaction of its claim, either payment in full, in Cash, or reinstatement of the Allowed ABL Facility Claim under the Exit ABL Facility;

●	to the extent any allowed FILO Term Loan Facility Claim remains outstanding on the Effective Date, each holder of a FILO Term Loan Facility Claim shall receive, in full and final satisfaction of its claim, either payment in full, in Cash, of all ABL Facility Claims, or reinstatement of the Allowed FILO Term Loan Facility Claims under the FILO Term Loan Facility;

●	each holder of an allowed Senior Secured Notes Claim, in full satisfaction of its claim, shall receive (a) in the event of a Plan Restructuring, [(i) 100% of the common equity (the “New Common Stock”) of New Rite Aid, subject to dilution by the Management Incentive Plan, and any equity-linked securities issued to the holders of allowed General Unsecured Claims, plus (ii) its pro rata share of the takeback facility, if applicable; or (b) in the event the Restructuring Transaction is not a Plan Restructuring, [its pro rata share of the Distributable Proceeds, if any, pursuant to the Waterfall Recovery]];

●	each holder of an allowed General Unsecured Claim, in full satisfaction of its claim, subject to (A) the DIP Term Loan Claims, the ABL Facility Claims, and the FILO Term Loan Facility Claims being

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

satisfied in full, in Cash, or such other treatment acceptable to the DIP Lenders and / or the ABL Lenders and the FILO Lenders, as applicable, in their sole discretion, and (B) the satisfaction of any Allowed Adequate Protection Claims, shall receive [[__]% of an equity-linked instrument in New Rite Aid (form and terms to be determined), calculated as of the Effective Date and equal to the product of a formula calculated as the (midpoint value of owned real estate not encumbered prior to the Petition Date, less the costs and expenses to be paid by, or estimated to be paid by, the Debtors’ Estates to administer the Chapter 11 Cases) divided by (the sum of the numerator plus the total amount (including principal and accrued but unpaid interest) of the equitized Senior Secured Notes Claims)];

●	each Intercompany Claim shall be, at the option of the Debtors, reinstated, set off, settled, distributed, contributed, cancelled, or released without any distribution on account of such Intercompany Claim, or such other treatment as is reasonably determined by the Debtors;

●	each Intercompany Interest shall be, at the option of the Debtors, reinstated, set off, settled, distributed, contributed, cancelled, or released without any distribution on account of such Intercompany Interest, or such other treatment as is reasonably determined by the Debtors;

●	all Existing Equity Interests in Rite Aid will be cancelled and extinguished, and Holders of Existing Equity Interests in Rite Aid shall receive no recovery on account of such Interests; and

●	Section 510(b) Claims shall be discharged, cancelled, released, and extinguished without any distribution to Holders of such Claims.

The Restructuring Term Sheet contains milestones for the progress of the Chapter 11 Cases (the “Milestones”), which include the dates by which the Debtors are required to, among other things, obtain certain orders of the Court and consummate the Debtors’ emergence from bankruptcy. Among other dates set forth in the Restructuring Term sheet, the agreement contemplates that the Court shall have entered an order confirming the Plan no later than [__] months after the Petition Date.

Although the Company intends to pursue the Restructuring as contemplated by the Restructuring Term Sheet, there can be no assurance that the Company will be successful in entering into a Restructuring Support Agreement on the terms set forth in the Restructuring Term Sheet and the terms of the Restructuring Support Agreement and Plan may be subject to material change. In addition, the transactions contemplated by the Restructuring Term Sheet are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated on the expected terms, if at all.

The Company has significant deferred tax assets, including NOLs. The impact of the Restructuring on the Company’s NOLs will depend on whether the Restructuring is structured as (i) a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company, (ii) a recapitalization of the Company, or (iii) some other alternative structure. If structured as a taxable disposition, the Company anticipates that NOLs of the Company (if any) remaining after the Restructuring will not be available to the Company after consummating the Restructuring. If structured as a recapitalization, the Company anticipates that it will experience an ownership change, and thus NOLs of the Company (if any) remaining after the Restructuring will be subject to limitation, such that the Company may not derive all of the benefits of any such remaining NOLs after consummating the Restructuring. However, the application

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

of the rules under IRC Section 382(l)(5) could mitigate such limitation and protect the continued existence of the Company’s NOLs. There is uncertainty as to whether the Company would qualify for the benefits of IRC 382(l)(5). As stated previously in the income tax footnote, the Company will continue to monitor all available evidence related to deferred tax assets for which future realization is uncertain.

The transactions contemplated by the Restructuring Term Sheet are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated.

Chapter 11 Restructuring

Voluntary Petitions for Reorganization

To implement the Plan, on the Petition Date, the Company Parties filed the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. Each Company Party will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Rite Aid Corporation, et al., Case No. 23-18993 (MBK). Documents filed on the docket of and other information related to the Chapter 11 Cases are available at https://restructuring.ra.kroll.com/RiteAid. Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this document. To ensure the Company Parties’ ability to continue operating in the ordinary course of business and minimize the effect of the Restructuring on the Company Parties’ customers and employees, the Company Parties filed with the Bankruptcy Court motions seeking a variety of “first-day” relief, including authority to pay employee wages and benefits, and pay vendors and suppliers for all goods and services, each of which was approved on an interim basis by the Bankruptcy Court. In addition, the Company filed with the Bankruptcy Court (a) a motion seeking approval of the DIP Financing in the form of the DIP Credit Agreements (as defined and described below), and (b) a motion seeking approval of certain procedures relating to the marketing and auction (if necessary) of all or some of the Company’s assets. At the Debtors’ “first day hearing” on October 16, 2023, the Bankruptcy Court approved all first day relief from the bench, pending entry of the revised forms of order. The Company filed the revised forms of order to the Bankruptcy Court immediately following the first day hearing, and the Company expects that the Bankruptcy Court will enter the orders approving the first day relief in the immediate term.

Effect of Chapter 11 Cases & Automatic Stay on Pre-Petition Debt Obligations

The commencement of the Chapter 11 Cases above constituted an event of default that accelerated substantially all of the Company’s obligations under the documents governing the Existing Credit Facilities, the Guaranteed Notes, and the Unguaranteed Notes, among others. Indeed, the Company’s debt instruments and agreements described within this Quarterly Report provide that, as a result of the commencement of the Chapter 11 Cases, the principal amount, together with accrued and unpaid fees and interest thereon, and in the case of the indebtedness outstanding under the senior notes, premium, if any, thereon, shall be immediately due and payable. Accordingly, all long-term debt was classified as current on the unaudited condensed consolidated balance sheet as of September 2, 2023. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Additionally, in connection with the Chapter 11 Cases, the Company has incurred, and expects to continue to incur, significant professional fees and other costs in connection with the Chapter 11 Cases. There can be no assurance that the Company’s current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of the Plan.

McKesson Corporation

On October 14, 2023, McKesson Corporation (“McKesson”) sent notice to the Company purporting to terminate the Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019 (the “McKesson Corporation Supply Agreement”) based on the occurrence of a termination event. The Company and McKesson have negotiated an agreement in principle to ensure no disruption to the Company’s business and operations, which agreement in principle includes a reservation of rights for both parties as to the purported termination. To the extent such agreement in principle is not executed, is not approved by the Bankruptcy Court, or is approved but subsequently terminates, the Company would vigorously contest such purported termination as null, void, and without effect. Subsequently, to the extent (a) such termination is not rescinded or (b) the Company does not prevail as to the invalidity of the termination event, the termination of the McKesson Corporation Supply Agreement may result in a material adverse impact on the Company’s business and operations.

Elixir Stalking Horse APA

On October 15, 2023, Hunter Lane, LLC, a subsidiary of the Company, and certain of Hunter Lane, LLC’s subsidiaries (collectively, the “Sellers”) entered into an asset purchase agreement (the “Elixir Stalking Horse APA”) with a buyer, MedImpact Healthcare Systems, Inc. (the “Buyer”), pursuant to which the Buyer has agreed to purchase, subject to the terms and conditions contained therein, substantially all of the assets of the Sellers, which, collectively constitute the “Elixir Assets.” The Sellers are Debtors in the Chapter 11 Cases.

The acquisition of the Elixir Assets by the Buyer pursuant to the Elixir Stalking Horse APA is subject to approval of the Bankruptcy Court and one or more auctions, if necessary, to solicit higher or otherwise better bids. On October 15, 2023, the Debtors filed a motion (the “Bidding Procedures Motion”) seeking approval of, among other things, certain marketing, auction, and bidding procedures (“Bidding Procedures”), pursuant to which the Debtors will solicit and select the highest or otherwise best offer(s) for the sale or sales of the Elixir Assets and the Debtors’ retail asset portfolio. The Bidding Procedures Motion additionally seeks Bankruptcy Court approval of the Elixir Stalking Horse APA and designation of the Buyer as the “stalking horse” bidder for the Elixir Assets. The Debtors anticipate that the Bankruptcy Court will enter an order approving the relief requested in the Bidding Procedures Motion after a hearing scheduled for October 16. 2023.

In accordance with the Bidding Procedures, if the Debtors receive any higher or otherwise better bids by November 16, 2023, the Debtors expect to conduct an auction for the Elixir Assets by November 20, 2023. As the stalking horse bidder, the Buyer’s offer to purchase the Elixir Assets, as set forth in the Elixir Stalking Horse APA, serves as the minimum or bid floor on which the Debtors, their creditors, other stakeholders, and other bidders may rely. Other interested bidders will be permitted to participate in the auction for the Elixir Assets, if, in accordance with the Bidding Procedures, such interested bidders submit qualifying offers that are higher or otherwise better than the stalking horse bid.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

Under the terms of the Elixir Stalking Horse APA, the Buyer has agreed, subject to Bankruptcy Court approval and absent any higher or otherwise better bid, to acquire the Elixir Assets from the Sellers for $575 million (the “Purchase Price”), subject to certain adjustments in accordance with the terms and conditions of the Elixir Stalking Horse APA, plus the assumption of specified liabilities related to the Elixir Assets. If the Sellers receive a better or otherwise higher bid and the Bankruptcy Court approves the Sellers’ consummation of an alternative sale of the Elixir Assets to any purchaser other than the Buyer, the Sellers will pay the Buyer a break-up fee and reimbursement of certain expenses associated with the negotiation, drafting, and execution of the Elixir Stalking Horse APA, not to exceed 3.5% of the Purchase Price in the aggregate, subject to approval by the Bankruptcy Court.

Adoption of Accounting Standards Codification ("ASC") 852 - Reorganizations

For periods occurring after the Petition Date, the Company will adopt Financial Accounting Standards Board ASC Topic 852 - Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.

The Company is currently assessing whether or not it qualifies for fresh start accounting upon emergence from Chapter 11. If the Company were to meet the requirements to adopt the fresh start accounting rules, its assets and liabilities would be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on its unaudited condensed consolidated balance sheets.

Shareholder Matters

On September 28, 2023, the Company received a written notification (the “Notice”) from the NYSE stating that the Company is no longer in compliance with NYSE continued listing standards set forth in Section 802.01B (the “Minimum Market Capitalization Standard”) and Section 802.01C (the “Minimum Stock Price Standard”) of the NYSE’s Listed Company Manual due to the fact that (i) the Company’s average total market capitalization over a consecutive 30 trading-day period was less than $50,000 and, at the same time, its stockholders’ equity was less than $50,000; and (ii) the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30 trading-day period.

In accordance with the NYSE’s rules, on October 12, 2023, the Company provided the NYSE with notice of its receipt of the notification and of its current intention to pursue measures to cure the deficiencies. The Company has six months from receipt of the notice to regain compliance with the NYSE’s Minimum Stock Price Standard, or until the Company’s next annual meeting of stockholders if stockholder approval is required, and eighteen months from receipt of the notice to regain compliance with the NYSE’s Minimum Market Capitalization Standard. The Company has forty-five days from receipt of the Notice to submit a business plan that demonstrates compliance with the Minimum Market Capitalization Standard within such eighteen months cure period. Upon receipt of such plan, the NYSE would have up to forty-five days to review and determine whether the Company has made a reasonable demonstration of its ability to come into conformity with the relevant standards within the cure period. The NYSE may either accept the plan, at which time the Company would be subject to ongoing quarterly monitoring for compliance with the plan, or the NYSE may not accept the plan and the Company would be subject to suspension and delisting proceedings (earlier than the cure periods noted above).

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

On October 16, 2023, the NYSE announced that it had determined to commence proceedings to delist the Company’s common stock from the NYSE. Trading in the Company’s common stock was immediately suspended. The NYSE reached its decision that the Company’s common stock is no longer suitable for listing pursuant to the NYSE Listed Company Manual Section 802.01D after the Company’s October 16, 2023 disclosure that the Company commenced the Chapter 11 Cases. The Company expects that such delisted securities may be subject to trading in the OTC market.

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

Significant Event

Chapter 11 Restructuring

Restructuring Term Sheet

On October 15, 2023, the Company Parties reached an agreement in principle with the Consenting Noteholders on the terms of a financial and operational restructuring, the material terms of which are set forth in the Restructuring Term Sheet.

Under the Restructuring Term Sheet, the Consenting Noteholders have agreed, subject to certain terms and conditions, to support the Restructuring of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to the Plan to be filed in the Chapter 11 Cases. Capitalized terms used but not otherwise defined in this “Restructuring Term Sheet” section of this Current Report on Form 10-Q have the meanings given to them in the Restructuring Term Sheet and the Plan, as applicable.

The Plan will be based on the restructuring transactions set forth in the Restructuring Term Sheet (such transactions described in, and in accordance with the Restructuring Agreement and the Term Sheet, the “Restructuring Transactions”), which, among other things, contemplates:

●	each holder of a claim on account of the DIP ABL Facility shall receive, in full satisfaction of its claim, (a) in the event of a Plan Restructuring, its allocated share of the Exit ABL Facility, or (b) in the event of a Credit Bid Transaction or an Alternative Sale Transaction, either, at the DIP ABL Lenders’ discretion, (i) payment in full, in Cash, or (ii) its allocated share of the Exit ABL Facility;
●	each holder of a claim on account of the DIP FILO Facility shall receive, in full satisfaction of its claim, (a) in the event of a Plan Restructuring, its allocated share of the Exit FILO Term Loan Facility, or (b) in the event of a Credit Bid Transaction or an Alternative Sale Transaction, either, at the DIP FILO Lenders’ discretion, (i) payment in full, in Cash, or (ii) its allocated share of the Exit FILO Term Loan Facility;
●	each holder of a DIP Term Loan Claim shall receive, in full and final satisfaction of its claim, payment in full, in Cash;
●	to the extent any allowed ABL Facility Claim remains outstanding on the Effective Date, each holder of an ABL Facility claim shall receive, in full and final satisfaction of its claim, either payment in full, in Cash, or reinstatement of the Allowed ABL Facility Claim under the Exit ABL Facility;
●	to the extent any allowed FILO Term Loan Facility Claim remains outstanding on the Effective Date, each holder of a FILO Term Loan Facility Claim shall receive, in full and final satisfaction of its claim, either payment in full, in Cash, of all ABL Facility Claims, or reinstatement of the Allowed FILO Term Loan Facility Claims under the FILO Term Loan Facility;
●	each holder of an allowed Senior Secured Notes Claim, in full satisfaction of its claim, shall receive (a) in the event of a Plan Restructuring, [(i) 100% of the common equity (the “New Common Stock”) of New Rite Aid, subject to dilution by the Management Incentive Plan, and any equity-linked securities issued to the holders of allowed General Unsecured Claims, plus (ii) its pro rata share of the takeback facility, if applicable; or (b) in the event the Restructuring Transaction is not a Plan Restructuring, [its pro rata share of the Distributable Proceeds, if any, pursuant to the Waterfall Recovery]];
●	each holder of an allowed General Unsecured Claim, in full satisfaction of its claim, subject to (A) the DIP Term Loan Claims, the ABL Facility Claims, and the FILO Term Loan Facility Claims being satisfied in full, in Cash, or such other treatment acceptable to the DIP Lenders and / or the ABL Lenders and the FILO Lenders, as applicable, in their sole discretion, and (B) the satisfaction of any Allowed Adequate Protection Claims, shall receive [[__]% of an equity-linked instrument in New Rite Aid (form and terms to be determined), calculated as of the Effective Date and equal to the product of a formula calculated as the (midpoint value of owned real estate not encumbered prior to the Petition Date, less the costs and expenses to be paid by, or estimated to be paid by, the Debtors’ Estates to administer the Chapter 11 Cases) divided by (the sum of the numerator plus the total amount (including principal and accrued but unpaid interest) of the equitized Senior Secured Notes Claims)];
●	each Intercompany Claim shall be, at the option of the Debtors, reinstated, set off, settled, distributed, contributed, cancelled, or released without any distribution on account of such Intercompany Claim, or such other treatment as is reasonably determined by the Debtors;
●	each Intercompany Interest shall be, at the option of the Debtors, reinstated, set off, settled, distributed, contributed, cancelled, or released without any distribution on account of such Intercompany Interest, or such other treatment as is reasonably determined by the Debtors;
●	all Existing Equity Interests in Rite Aid will be cancelled and extinguished, and Holders of Existing Equity Interests in Rite Aid shall receive no recovery on account of such Interests; and

●	Section 510(b) Claims shall be discharged, cancelled, released, and extinguished without any distribution to Holders of such Claims.

The Restructuring Term Sheet contains milestones for the progress of the Chapter 11 Cases (the “Milestones”), which include the dates by which the Debtors are required to, among other things, obtain certain orders of the Court and consummate the Debtors’ emergence from bankruptcy. Among other dates set forth in the Restructuring Term Sheet, the agreement contemplates that the Court shall have entered an order confirming the Plan no later than [__] months after October 15, 2023 (the “Petition Date”).

Although the Company intends to pursue the Restructuring as contemplated by the Restructuring Term Sheet, there can be no assurance that the Company will be successful in entering into a Restructuring Support Agreement on the terms set forth in the Restructuring Term Sheet and the terms of the Restructuring Support Agreement and Plan may be subject to material change. In addition, the transactions contemplated by the Restructuring Term Sheet are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated on the expected terms, if at all.

The Company has significant deferred tax assets, including NOLs. The impact of the Restructuring on the Company’s NOLs will depend on whether the Restructuring is structured as (i) a taxable disposition of substantially all of the assets and/or subsidiary stock of the Company, (ii) a recapitalization of the Company, or (iii) some other alternative structure. If structured as a taxable disposition, the Company anticipates that NOLs of the Company (if any) remaining after the Restructuring will not be available to the Company after consummating the Restructuring. If structured as a recapitalization, the Company anticipates that it will experience an ownership change, and thus NOLs of the Company (if any) remaining after the Restructuring will be subject to limitation, such that the Company may not derive all of the benefits of any such remaining NOLs after consummating the Restructuring. However, the application of the rules under IRC Section 382(l)(5) could mitigate such limitation and protect the continued existence of our NOLs. There is uncertainty as to whether we would qualify for the benefits of IRC 382(l)(5).  As stated previously in the income tax footnote, the Company will continue to monitor all available evidence related to deferred tax assets for which future realization is uncertain.

The transactions contemplated by the Restructuring Term Sheet are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated.

Voluntary Petitions for Reorganization

To implement the Plan, on the Petition Date, the Company Parties filed the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. Each Company Party will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Rite Aid Corporation, et al., Case No. 23-18993 (MBK). Documents filed on the docket of and other information related to the Chapter 11 Cases are available at https://restructuring.ra.kroll.com/RiteAid. Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this document. To ensure the Company Parties’ ability to continue operating in the ordinary course of business and minimize the effect of the Restructuring on the Company Parties’ customers and employees, the Company Parties filed with the Bankruptcy Court motions seeking a variety of “first-day” relief, including authority to pay employee wages and benefits, and pay vendors and suppliers for all goods and services, each of which was approved on an interim basis by the Bankruptcy Court from the bench, pending entry of the revised forms of order. The Company filed the revised forms of order to the Bankruptcy Court immediately following the first day hearing, and the Company expects that the Bankruptcy Court will enter the orders approving the first day relief in the immediate term.

Taken together, these actions are intended to allow us to continue our commitment to meeting the healthcare needs of the communities we serve.

For further information, refer to Note 16 of the notes to the unaudited condensed consolidated financial statements.

Restructuring

Beginning in fiscal 2019, we initiated a series of plans designed to reorganize our executive management team, reduce managerial layers, improve our cost structure, free up working capital, rebrand our retail pharmacy and pharmacy services business, and launch our Store of the Future format. Other strategic initiatives included the expansion of our digital business, replacing and updating our financial systems to improve efficiency, and closing unprofitable stores. In December 2022, we announced a new multi-year performance acceleration program, which allows us to fast-track initiatives that will improve sales, script volume and operating margins, and free up cash. This program has given us visibility into the profitability opportunities we can drive over the next three years by focusing on improvements and growth in our core businesses. These and future activities, including those designed to enhance our liquidity and capital structure, are expected to provide future growth opportunities, expense efficiency benefits, as well as reduce our level of corporate leverage and are reflected into our plan of reorganization. We also engaged professional advisors to assist with the exploration of strategic alternatives, including the filing of Chapter 11 Cases. In connection with the Chapter 11 Cases, we incurred, and expect to continue to incur, significant professional fees and other costs. As part of our reorganization, we expect to implement a revised business plan to bolster core strengths, address operational challenges, reinforce liquidity, reduce leverage, optimize store footprint and address litigation. As mentioned herein, there can be no assurance as to whether the Chapter 11 Cases will be successful, including our ability to achieve our operational, strategic, and financial goals. Additionally, there can be no assurance that our current and future restructuring charges will achieve the cost savings and remerchandising benefits in the amounts or time anticipated.

Impact of COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The COVID-19 pandemic has severely impacted the economies of the United States and other countries around the world.

The COVID-19 pandemic had an impact on our operating results for the thirteen and twenty-six week periods ended September 2, 2023 and August 27, 2022 and will continue to have an impact on several factors underlying our operating results and liquidity in fiscal 2024. Those factors include the number of individuals that receive a COVID-19 vaccine or booster; demand for COVID-19 testing; the timing and extent to which elective procedures return to pre-pandemic levels; the demand for flu and other immunizations and the length and severity of the upcoming cough, cold and flu season.

Overview of Financial Results

Our net loss for the thirteen week period ended September 2, 2023 was $1,020.0 million or $18.44 per basic and diluted share compared to a net loss of $331.3 million or $6.07 per basic and diluted share for the thirteen week period ended August 27, 2022. Our net loss for the twenty-six week period ended September 2, 2023 was $1,326.7 million or $24.02 per basic and diluted share compared to a net loss of $441.5 million or $8.11 per basic and diluted share for the twenty-six week period ended August 27, 2022.

The increase in net loss for the thirteen and twenty-six week periods ended September 2, 2023 was due primarily to an increase in litigation charges relating primarily to the Humana and Schmuckley matters, higher facility exit and impairment charges driven by store closures, higher restructuring-related charges, higher goodwill and intangible asset impairment charges, a decrease in Adjusted EBITDA, and a gain on debt modifications and retirements in the prior year second quarter.

Our Adjusted EBITDA for the thirteen and twenty-six week periods ended September 2, 2023 was $16.7 million or 0.3% of revenues and $108.4 million or 1.0% of revenues, respectively, compared to $78.5 million or 1.3% of revenues and $178.7 million or 1.5% of revenues, respectively, for the thirteen and twenty-six week periods ended August 27, 2022.

The decrease in Adjusted EBITDA for the thirteen week period ended September 2, 2023 was due to declines in both the Retail Pharmacy Segment and Pharmacy Services Segment. Adjusted EBITDA decreased $58.0 million in the Retail Pharmacy Segment due primarily to a decrease in Adjusted EBITDA gross profit of $61.5 million, partially offset by a decrease in Adjusted EBITDA selling, general and administrative expenses of $3.5 million. Adjusted EBITDA in the Pharmacy Services Segment decreased $3.9 million due primarily to the decline in revenues associated with lower Elixir Prescription Drug Plan (“PDP”) membership and lost commercial clients, partially offset by improved procurement economics and reductions in selling, general and administrative expenses (“SG&A”).

The decrease in Adjusted EBITDA for the twenty-six week period ended September 2, 2023 was due to declines in both the Retail Pharmacy Segment and Pharmacy Services Segment. Adjusted EBITDA decreased $61.6 million in the Retail Pharmacy Segment due primarily to a decrease in Adjusted EBITDA gross profit of $69.9 million, partially offset by a decrease in Adjusted EBITDA SG&A of $8.3 million. Adjusted EBITDA in the Pharmacy Services Segment decreased $8.7 million due primarily to the decline in revenues associated with lower Elixir PDP membership, partially offset by reductions in SG&A expense.

Please see the sections entitled “Segment Analysis” and “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” below for additional details.

Consolidated Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022

	(dollars in thousands except per share amounts)
Revenues(a)	$5,646,081	$5,901,069	$11,299,243	$11,915,652
Revenue decline	(4.3)%	(3.5)%	(5.2)%	(2.9)%
Net loss	$(1,020,030)	$(331,290)	$(1,326,748)	$(441,481)
Net loss per diluted share	$(18.44)	$(6.07)	$(24.02)	$(8.11)
Adjusted EBITDA(b)	$16,709	$78,549	$108,424	$178,679
Adjusted Net Loss(b)	$(408,462)	$(48,823)	$(448,569)	$(95,464)
Adjusted Net Loss per Diluted Share(b)	$(7.39)	$(0.90)	$(8.12)	$(1.75)
(a)	Revenues for the thirteen and twenty-six week periods ended September 2, 2023 exclude $34,704 and $70,025, respectively, of inter-segment activity that is eliminated in consolidation. Revenues for the thirteen and twenty-six week periods ended August 27, 2022 exclude $57,963 and $114,593, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 4.3% and 5.2% for the thirteen and twenty-six week periods ended September 2, 2023, compared to a decrease of 3.5% and 2.9% for the thirteen and twenty-six week periods ended August 27, 2022. Revenues for the thirteen week period ended September 2, 2023 were impacted by a $517.4 million decrease in Pharmacy Services Segment revenues, partially offset by a $239.1 million increase in Retail Pharmacy Segment revenues. Revenues for the twenty-six week period ended September 2, 2023 were impacted by a $1,047.1 million decrease in Pharmacy Services Segment revenues, partially offset by a $386.1 million increase in Retail Pharmacy Segment revenues.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022

	(dollars in thousands)
Cost of revenues(a)	$4,550,485	$4,746,574	$9,025,121	$9,564,428
Gross profit	1,095,596	1,154,495	2,274,122	2,351,224
Gross margin	19.4%	19.6%	20.1%	19.7%
Selling, general and administrative expenses	$1,458,466	$1,193,553	$2,713,689	$2,411,482
Selling, general and administrative expenses as a percentage of revenues	25.8%	20.2%	24.0%	20.2%
Facility exit and impairment charges	310,761	45,845	330,762	112,416
Goodwill and intangible asset impairment charges	295,490	252,200	446,990	252,200
Interest expense	72,658	52,533	137,878	100,652
Gain on debt modifications and retirements, net	—	(41,312)	—	(41,312)
Gain on sale of assets, net	(24,087)	(29,001)	(32,280)	(58,197)
(a)	Cost of revenues for the thirteen and twenty-six week periods ended September 2, 2023 exclude $34,704 and $70,025, respectively, of inter-segment activity that is eliminated in consolidation. Cost of revenues for the thirteen and twenty-six week periods ended August 27, 2022 exclude $57,963 and $114,593, respectively, of inter-segment activity that is eliminated in consolidation.

Gross Profit and Cost of Revenues

Gross profit decreased by $58.9 million for the thirteen week period ended September 2, 2023 compared to the thirteen week period ended August 27, 2022. Gross profit decreased by $77.1 million for the twenty-six week period ended September 2, 2023 compared to the twenty-six week period ended August 27, 2022. Gross profit for the thirteen week period ended September 2, 2023 includes a decrease of $64.4 million in our Retail Pharmacy Segment, partially offset by an increase of $5.5 million in our Pharmacy Services Segment. Gross profit for the twenty-six week period ended September 2, 2023 includes a decrease of $74.9 million in our Retail Pharmacy Segment and a decrease of $2.2 million in our Pharmacy Services Segment. Gross margin was 19.4% for the thirteen week period ended September 2, 2023 compared to 19.6% for the thirteen week period ended August 27, 2022. Gross margin was 20.1% for the twenty-six week period ended September 2, 2023 compared to 19.7% for the twenty-six week period ended August 27, 2022. Please see the section entitled “Segment Analysis” for a more detailed description of gross profit and gross margin results by segment.

Selling, General and Administrative Expenses

SG&A increased by $264.9 million for the thirteen week period ended September 2, 2023, compared to the thirteen week period ended August 27, 2022. The increase in SG&A for the thirteen week period ended September 2, 2023 includes an increase of $269.2 million relating to our Retail Pharmacy Segment, partially offset by a decrease of $4.3 million relating to our Pharmacy Services Segment. SG&A increased by $302.2 million for the twenty-six week period ended September 2, 2023, compared to the twenty-six week period ended August 27, 2022. The increase in SG&A for the twenty-six week period ended September 2, 2023 includes an increase of $324.6 million relating to our Retail Pharmacy Segment, partially offset by a decrease of $22.4 million relating to our Pharmacy Services Segment. Please see the section entitled “Segment Analysis” below for additional details regarding SG&A.

Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week		Twenty-Six Week
	Period Ended		Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022
Impairment charges	$290,694	$34,738	$302,432	$69,774
Facility exit charges	20,067	11,107	28,330	42,642
	$310,761	$45,845	$330,762	$112,416

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

As further discussed in Note 16, Subsequent Events, we concluded that there is substantial doubt about our ability to continue as a going concern within one year from the date of issuance of the unaudited consolidated financial statements. As a result of overall lower current year projections, we concluded that a quantitative assessment was necessary and tested our goodwill and intangible assets for impairment.

During the thirteen week period ended September 2, 2023, we completed a qualitative and quantitative impairment assessment. The quantitative assessment concluded that the carrying amount of the Pharmacy Services Segment exceeded its fair value principally due to further erosion of the future cash flow projections for fiscal years ending after fiscal 2024 due to an inability to execute management’s business strategies for the 2024 selling season. The unfavorable results of the selling season became apparent during the thirteen week period ended September 2, 2023, which resulted in lower renewals of existing customers as well as less new business earned. This resulted in goodwill and the CMS license intangible incurring impairment charges of $266.0 million and $29.5 million, respectively for the thirteen week period ended September 2, 2023. The qualitative and quantitative impairment assessment of the Retail Pharmacy Segment resulted in no adjustment to the carrying values as the fair value of its reporting unit exceeds its carrying amount.

Interest Expense

Interest expense was $72.7 million and $137.9 million for the thirteen and twenty-six week periods ended September 2, 2023, respectively, compared to $52.5 million and $100.7 million for the thirteen and twenty-six week periods ended August 27, 2022, respectively. The weighted average interest rate on our indebtedness for the twenty-six week periods ended September 2, 2023 and August 27, 2022 was 7.6% and 5.9%, respectively. We have variable interest rate debt and in the current rising interest rate environment, our interest expense may increase.

Income Taxes

We recorded income tax expense of $2.3 million and $12.0 million for the thirteen week periods ended September 2, 2023 and August 27, 2022, respectively. We recorded income tax expense of $3.8 million and $15.5 million for the twenty-six week periods ended September 2, 2023 and August 27, 2022, respectively. The effective tax rate for the thirteen week periods ended September 2, 2023 and August 27, 2022 was (0.2)% and (3.8)%, respectively. The effective tax rate for the twenty-six week periods ended September 2, 2023 and August 27, 2022 was (0.3)% and (3.6)%, respectively. The effective tax rate for the thirteen and twenty-six week periods ended September 2, 2023 was net of an adjustment of (25.3)% and (25.8)%, respectively, to adjust the valuation allowance against deferred tax assets. The effective tax rate for the thirteen and twenty-six week periods ended August 27, 2022 was net of an adjustment of 88.4% and 57.0%, respectively, to adjust the valuation allowance against deferred tax assets, primarily resulting from a Pennsylvania law change that reduced the corporate net income tax rate causing a reduction to the valuation allowance of $380.5 million.

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

We continue to maintain a valuation allowance against net deferred tax assets of $1,990.4 million and $1,649.2 million, which relates to federal and state deferred tax assets that may not be realized based on our future projections of taxable income at September 2, 2023 and March 4, 2023, respectively. As further discussed in the “Significant Event” section above, we concluded that there is substantial doubt about our ability to continue as a going concern. We considered this, as well as the impact of the Chapter 11 proceedings as part of our current evaluation of valuation allowance established for deferred tax assets for which future realization is uncertain. Additional discussion regarding the Restructuring on deferred tax assets can be found in the “Significant Event” section above.

Segment Analysis

We evaluate the Retail Pharmacy and Pharmacy Services Segments’ performance based on revenue, gross profit, and Adjusted EBITDA. The following is a reconciliation of our segments to the condensed consolidated financial statements:

	Retail	Pharmacy	Intersegment
	Pharmacy	Services	Eliminations(1)	Consolidated
Thirteen Week Period Ended
September 2, 2023:
Revenues	$4,470,927	$1,209,858	$(34,704)	$5,646,081
Gross Profit	978,602	116,994	—	1,095,596
Adjusted EBITDA(*)	(26,477)	43,186	—	16,709
August 27, 2022:
Revenues	$4,231,791	$1,727,241	$(57,963)	$5,901,069
Gross Profit	1,043,036	111,459	—	1,154,495
Adjusted EBITDA(*)	31,484	47,065	—	78,549
Twenty-Six Week Period Ended
September 2, 2023:
Revenues	$8,963,256	$2,406,012	$(70,025)	$11,299,243
Gross Profit	2,065,465	208,657	—	2,274,122
Adjusted EBITDA(*)	43,572	64,852	—	108,424
August 27, 2022:
Revenues	$8,577,147	$3,453,098	$(114,593)	$11,915,652
Gross Profit	2,140,393	210,831	—	2,351,224
Adjusted EBITDA(*)	105,166	73,513	—	178,679

(1)	Intersegment eliminations include intersegment revenues and corresponding cost of revenues that occur when Pharmacy Services Segment customers use Retail Pharmacy Segment stores to purchase covered products. When this occurs, both the Retail Pharmacy and Pharmacy Services Segments record the revenue on a stand-alone basis.

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Retail Pharmacy Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022

	(dollars in thousands)
Revenues	$4,470,927	$4,231,791	$8,963,256	$8,577,147
Revenue growth (decline)	5.7%	(1.1)%	4.5%	(0.6)%
Same store sales growth	8.7%	5.6%	8.4%	5.1%
Pharmacy sales growth	11.7%	1.1%	9.8%	1.5%
Same store prescription count growth, adjusted to 30-day equivalents	3.6%	3.1%	4.1%	2.0%
Same store pharmacy sales growth	14.2%	8.0%	13.6%	7.3%
Pharmacy sales as a % of total retail sales	74.7%	70.7%	74.3%	70.7%
Front-end sales decline	(8.7)%	(5.8)%	(8.1)%	(5.2)%
Same store front-end sales decline	(5.7)%	(0.3)%	(5.0)%	(0.4)%
Front-end sales as a % of total retail sales	25.3%	29.3%	25.7%	29.3%
Adjusted EBITDA(*)	$(26,477)	$31,484	$43,572	$105,166
Store data:
Total stores (beginning of period)	2,284	2,361	2,309	2,450
New stores	—	—	2	—
Store acquisitions	—	—	—	—
Closed stores	(31)	(9)	(58)	(98)
Total stores (end of period)	2,253	2,352	2,253	2,352
Relocated stores	1	1	1	2
Remodeled and expanded stores	—	11	—	13

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues increased 5.7% for the thirteen week period ended September 2, 2023 compared to a decrease of 1.1% for the thirteen week period ended August 27, 2022. The increase in revenues for the thirteen week period ended September 2, 2023 was driven by an increase in both acute and maintenance prescriptions, partially offset by a reduction in COVID-19 vaccine and testing revenue as well as store closures.

Pharmacy same store sales increased by 14.2% for the thirteen week period ended September 2, 2023 compared to an increase of 8.0% for the thirteen week period ended August 27, 2022. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 3.6% for the thirteen week period ended September 2, 2023 driven primarily by an increase in non-COVID-19 same store prescriptions of 5.8%, with same store maintenance prescriptions increasing 6.5% and other same store acute prescriptions increasing 3.5%. The pharmacy sales increase was also driven by the increase in sales of Ozempic and other weight-loss drugs, which have both a high sales and cost per script.

Front-end same store sales decreased 5.7% during the thirteen week period ended September 2, 2023 compared to a decrease of 0.3% during the thirteen week period ended August 27, 2022. Front-end same store sales, excluding tobacco products, decreased 5.3%. Front-end same store sales were driven by decreases in seasonal, general merchandise, such as toys and electronics, alcohol, consumables (dairy and grocery), beauty, and diagnostic care.

Revenues increased 4.5% for the twenty-six weeks ended September 2, 2023 compared to a decrease of 0.6% for the twenty-six weeks ended August 27, 2022. The increase in revenues for the twenty-six week period ended September 2, 2023 was driven by an increase in both acute and maintenance prescriptions, partially offset by a reduction in COVID-19 vaccine and testing revenue as well as store closures.

Pharmacy same store sales increased by 13.6% for the twenty-six week period ended September 2, 2023 compared to an increase of 7.3% in the twenty-six week period ended August 27, 2022. The increase in pharmacy same store sales is due to the increase in same store prescription count. Same store prescription count, adjusted to 30-day equivalents, increased 4.1% for the twenty-six week period ended September 2, 2023 driven primarily by an increase in non-COVID-19 same store prescriptions of 6.6%, with same store maintenance prescriptions increasing 7.0% and other same store acute prescriptions increasing 5.2%. The pharmacy sales increase was also driven by the increase in sales of Ozempic and other weight-loss drugs, which have both a high sales and cost per script.

Front-end same store sales decreased 5.0% during the twenty-six week period ended September 2, 2023 compared to a decrease of 0.4% during the twenty-six week period ended August 27, 2022. Front-end same store sales, excluding tobacco products, decreased 4.5%. Front-end same store sales were driven by decreases in general merchandise, such as toys and electronics, alcohol, seasonal, consumables (dairy and grocery), beauty, and diagnostic and upper respiratory care.

We include in same store sales all stores that have been open at least one year. Relocated and acquired stores are not included in same store sales until one year has lapsed.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022

	(dollars in thousands)
Cost of revenues	$3,492,325	$3,188,755	$6,897,791	$6,436,754
Gross profit	978,602	1,043,036	2,065,465	2,140,393
Gross margin	21.9%	24.6%	23.0%	25.0%
FIFO gross profit(*)	986,102	1,053,157	2,080,465	2,150,514
FIFO gross margin(*)	22.1%	24.9%	23.2%	25.1%
Selling, general and administrative expenses	$1,370,016	1,100,775	2,542,589	2,217,989
Selling, general and administrative expenses as a percentage of revenues	30.6%	26.0%	28.4%	25.9%

(*)  See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Gross Profit and Cost of Revenues

Gross profit decreased $64.4 million for the thirteen week period ended September 2, 2023 compared to the thirteen week period ended August 27, 2022. Gross profit decreased $74.9 million for the twenty-six week period ended September 2, 2023 compared to the twenty-six week period ended August 27, 2022. The decrease in gross profit for the thirteen and twenty-six week periods ended September 2, 2023 was driven by the decline in front-end sales, COVID-19 vaccinations and testing, and increased shrink expense, partially offset by the increase in prescriptions filled, better than expected recovery rates, and the impact of generic drug settlements.

Gross margin was 21.9% of sales for the thirteen week period ended September 2, 2023 compared to 24.6% of sales for the thirteen week period ended August 27, 2022. Gross margin was 23.0% of sales for the twenty-six week period ended September 2, 2023 compared to 25.0% of sales for the twenty-six week period ended August 27, 2022. The decline in gross margin as a percentage of revenues for the thirteen and twenty-six week periods ended September 2, 2023 was due primarily to the reduction in COVID-19 vaccinations and testing.

We use the last-in, first-out (“LIFO”) method of inventory valuation, which is estimated on a quarterly basis and is finalized at year end when inflation rates and inventory levels are final. Therefore, LIFO costs for interim period financial statements are estimated. LIFO charges were $7.5 million and $15.0 million for the thirteen and twenty-six week periods ended September 2, 2023, respectively, compared to LIFO charges of $10.1 million for the thirteen and twenty-six week periods ended August 27, 2022. The LIFO charges for the thirteen and twenty-six week periods ended September 2, 2023 were mostly due to higher anticipated front-end inflation in fiscal 2024.

Selling, General and Administrative Expenses

SG&A expenses increased $269.2 million for the thirteen week period ended September 2, 2023 compared to the thirteen week period ended August 27, 2022. SG&A expenses increased $324.6 million for the twenty-six week period ended September 2, 2023 compared to the twenty-six week period August 27, 2022. The increase in SG&A expenses for the thirteen and twenty-six week periods ended September 2, 2023 is due primarily to litigation charges relating primarily to the Humana and Schmuckley matters and higher restructuring-related charges.

SG&A expenses as a percentage of revenues for the thirteen week period ended September 2, 2023 was 30.6% compared to 26.0% for the thirteen week period ended August 27, 2022. SG&A expenses as a percentage of revenues for the twenty-six week period ended September 2, 2023 was 28.4% compared to 25.9% for the twenty-six week period ended August 27, 2022. The increase in SG&A expenses as a percentage of revenues for the thirteen and twenty-six week periods ended September 2, 2023 was due primarily to the items noted above.

Pharmacy Services Segment Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022

	(dollars in thousands)
Revenues	$1,209,858	$1,727,241	$2,406,012	$3,453,098
Revenue decline	(30.0)%	(9.0)%	(30.3)%	(8.4)%
Adjusted EBITDA(*)	$43,186	$47,065	$64,852	$73,513

(*)   See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased $517.4 million for the thirteen week period ended September 2, 2023 compared to the thirteen week period ended August 27, 2022. Revenues decreased $1,047.1 million for the twenty-six week period ended September 2, 2023 compared to the twenty-six week period ended August 27, 2022. The known loss of a large commercial client and the decline in Elixir Individual Part D Insurance membership driven by change in our pricing strategy were the largest drivers of the decline. The enterprise impact of the Elixir Insurance membership changes on revenues was $401.5 million and $778.8 million for the thirteen and twenty-six week periods ended September 2, 2023, respectively. The remaining revenue decrease primarily driven by the loss of the large commercial client was $115.9 million and $268.3 million for the thirteen and twenty-six week periods ended September 2, 2023, respectively.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022

	(dollars in thousands)
Cost of revenues	$1,092,864	$1,615,782	$2,197,355	$3,242,267
Gross profit	116,994	111,459	208,657	210,831
Gross margin	9.7%	6.5%	8.7%	6.1%
Selling, general and administrative expenses	$88,450	92,778	171,100	193,493
Selling, general and administrative expenses as a percentage of revenues	7.3%	5.4%	7.1%	5.6%

Gross Profit and Cost of Revenues

Gross profit increased $5.5 million for the thirteen week period ended September 2, 2023 compared to the thirteen week period ended August 27, 2022. The increase in gross profit was primarily due to improved procurement economics, partially offset by the decline in revenues associated with lost clients, as mentioned above.

Gross margin was 9.7% of sales for the thirteen week period ended September 2, 2023 compared to 6.5% of sales for the thirteen week period ended August 27, 2022. The increase in gross margin was due primarily to improved procurement economics and the change in business mix as we continue to reposition our business.

Gross profit decreased $2.2 million for the twenty-six week period ended September 2, 2023 compared to the twenty-six week period ended August 27, 2022. The decrease in gross profit was primarily due to the decline in revenues associated with lost clients, as noted above, and an increase in the MLR at EI, partially offset by improved procurement economics.

Gross margin was 8.7% of sales for the twenty-six week period ended September 2, 2023 compared to 6.1% of sales for the twenty-six week period ended August 27, 2022. The increase in gross margin was due primarily to improved procurement economics and the change in business mix as we continue to reposition our business.

Selling, General and Administrative Expenses

SG&A expenses decreased $4.3 million for the thirteen week period ended September 2, 2023 compared to the thirteen week period ended August 27, 2022. SG&A expenses decreased $22.4 million for the twenty-six week period ended September 2, 2023 compared to the twenty-six week period ended August 27, 2022. The decrease for the thirteen and twenty-six week periods ended September 2, 2023 was due primarily to decreased litigation and other contractual settlements, further consolidation of administrative functions as well as reductions in cost structure to support the lower membership base.

SG&A expenses as a percentage of revenue was 7.3% for the thirteen week period ended September 2, 2023 compared to 5.4% for the thirteen week period ended August 27, 2022. SG&A expenses as a percentage of revenue was 7.1% for the twenty-six week period ended September 2, 2023 compared to 5.6% for the twenty-six week period ended August 27, 2022. The increase in the thirteen and twenty-six week periods ended September 2, 2023 SG&A expenses as a percentage of revenues was due primarily to the loss of sales volume.

Liquidity and Capital Resources

General

We have two primary sources of liquidity: (i) cash provided by operating activities and (ii) borrowings under our credit agreements. Our principal uses of cash are to provide working capital for operations, to service our obligations to pay interest and principal on debt and to fund capital expenditures. Total liquidity as of September 2, 2023 was $605.1 million, which consisted of revolver borrowing capacity of $602.8 million and invested cash of $2.3 million. Total liquidity as of October 13, 2023 was $408.8 million, which consisted of revolver borrowing capacity of $390.0 million and invested cash of $18.8 million.

On October 15, 2023, we voluntarily commenced the Chapter 11 Cases in the Bankruptcy Court to modify our capital structure, including restructuring portions of our debt, and resolve potential legal liabilities, the initiation of which proceedings constituted an Event of Default under the Existing Credit Agreement. We intend to use the Chapter 11 process to provide a fair, orderly, efficient and legally binding mechanism to implement the Restructuring Term Sheet that provides for a financial and operational restructuring designed to strengthen our balance sheet and reduce our total debt, improving our financial position and allowing us to continue driving our strategic priorities and investing in the business. See also “Significant Event” above and “DIP ABL Credit Agreement” and “DIP Term Loan Credit Agreement” below.

As of the date the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following adverse conditions in accordance with ASC 205-40, Going Concern. The transactions contemplated by the Restructuring Term Sheet are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, management can provide no assurance that the transactions described therein will be consummated.

The bankruptcy filing represents an adverse event that creates substantial uncertainty regarding our ability to recover our assets and satisfy our liabilities in the ordinary course of business. In this regard, while management believes we will be able to emerge from bankruptcy and continue to operate as a viable going concern, management can provide no assurance that: (a) our prearranged plan of reorganization may never be confirmed or become effective, (b) the Debtors’ voting creditors may reject the Plan embodying the restructuring transactions contemplated by the Restructuring Term Sheet, (c) the Bankruptcy Court may grant or deny motions in a manner that is adverse to us and our subsidiaries, and (d) the Chapter 11 Cases may be converted into cases under chapter 7 of the Bankruptcy Code.

While management believes the reorganization through the Chapter 11 proceedings will appropriately position us upon our re-emergence from bankruptcy, the commencement of these proceedings constituted an event of default (and an acceleration event) under certain of our debt agreements, for which enforcement of any remedies by the lenders have been automatically stayed as a result of the Chapter 11 proceedings. However, management can provide no assurance that the lenders will ultimately be able to exercise their remedies, which may include, among others, a cessation of our operations and liquidation of our assets.

These uncertainties raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the approval by the Bankruptcy Court, implement a comprehensive restructuring, successfully emerge from the Chapter 11 and generate sufficient liquidity following the Restructuring to meet our obligations and operating needs as they become due. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Our borrowing capacity under the Existing Senior Secured Revolving Credit Facility is based upon a specified borrowing base consisting of accounts receivable, inventory and prescription files. As of September 2, 2023, we had $2,437.0 million of borrowings outstanding under the Existing Facilities and had letters of credit outstanding under the Existing Senior Secured Revolving Credit Facility in a face amount of approximately $210.2 million, which resulted in remaining borrowing capacity under the Existing Senior Secured Revolving Credit Facility of $602.8 million. If at any time the total credit exposure outstanding under the Existing Senior Secured Revolving Credit Facility exceeds the borrowing base, we will be required to repay amounts outstanding to eliminate such shortfall.

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

The Existing Credit Agreement has a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00 (i) on any date on which availability under the Existing Senior Secured Revolving Credit Facility is less than $206.0 million or (ii) on the third consecutive business day on which availability under the Existing Senior Secured Revolving Credit Facility is less than $257.5 million and, in each case, ending on and excluding the first day thereafter, if any, which is the 30th consecutive calendar day on which availability under the revolver is equal to or greater than $257.5 million. As of September 2, 2023, the availability under the Existing Senior Secured Revolving Credit Facility was at a level that did not trigger the Existing Credit Agreement’s financial covenant. The Existing Credit Agreement also contains covenants which place restrictions on the incurrence of debt, the payments of dividends, the making of investments, sale of assets, mergers and acquisitions and the granting of liens.

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

The indentures that govern our secured notes contain restrictions on the amount of additional secured and unsecured debt that we may incur. As of September 2, 2023, we had the ability to draw the full amount of our Existing Senior Secured Revolving Credit Facility and enter into certain sale and leaseback transactions. In addition to certain specified debt baskets, we have the ability to incur additional indebtedness should we then satisfy a fixed charge coverage ratio. We also have certain limitations in our unguaranteed unsecured notes on the amount of secured debt that we may incur.

As of September 2, 2023, we were in full compliance with the provisions and covenants associated with our debt agreements. The commencement of the Chapter 11 proceedings constituted an event of default that accelerated our obligations under the Unguaranteed Notes and the Secured Notes. Accordingly, all long-term debt was classified as current on the unaudited condensed consolidated balance sheet as of September 2, 2023. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 proceedings.

DIP ABL Credit Agreement

Subject to the approval of the Bankruptcy Court, the Company, as borrower (the “DIP ABL Borrower”), and certain of the Company’s direct and indirect debtor-subsidiaries, as guarantors (together with the DIP ABL Borrower, the “DIP ABL Loan Parties”), expect to enter into that certain debtor-in-possession credit agreement (the “DIP ABL Credit Agreement”) with the lenders from time to time party thereto (the “DIP ABL Lenders”) and Bank of America, N.A., as administrative agent and collateral agent (the “DIP ABL Agent”), on the terms and conditions set forth therein. Pursuant to the DIP ABL Credit Agreement, the DIP ABL Lenders have agreed, upon the terms and conditions set forth therein, to make available to the DIP ABL Borrower a superpriority senior secured debtor-in-possession asset-based credit facility in the aggregate principal amount of $3.25 billion, consisting of (x) a $2.85 billion revolving credit facility (the “DIP Revolving Facility”), and (y) a $400 million first-in last-out term loan facility (the “DIP FILO Facility,” and, together with the DIP Revolving Facility, the “DIP ABL Facilities”) in order to (a) repay all outstanding obligations arising under, or related to, the Existing Credit Agreement and the Existing Facilities, (b) fund the Chapter 11 Cases, (c) provide working capital for the DIP ABL Loan Parties during the pendency of the Chapter 11 Cases, and (d) make certain other payments as more fully provided in the Bankruptcy Court orders approving the DIP ABL Facilities, all in accordance with an Approved Budget (subject to the Permitted Variance) and as otherwise provided therein. The DIP ABL Loan Parties’ obligations under the DIP ABL Credit Agreement will be secured by liens on substantially all of the personal property of the DIP ABL Loan Parties, subject to certain exceptions.

The DIP ABL Facilities will mature on the date that is twelve months from the Closing Date. The interest rate applicable to loans under the DIP Revolving Facility is an adjusted Term SOFR-based rate (determined in a customary manner) plus a margin of 3.25%. Additionally, the Company is required to pay a fee of 0.50% per annum on the daily unused amount of the commitments under the DIP Revolving Facility. The interest rate applicable to loans under the DIP FILO Facility is an adjusted Term SOFR-based rate (determined in a customary manner) plus a margin of 5.25%, which margin is subject to downward adjustment to 4.75% upon the occurrence of certain paydown events, and a 1.00% upfront fee payable upon the Closing Date.

The DIP ABL Credit Agreement includes customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the DIP ABL Borrower and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans, advances or guarantees, engage in mergers, consolidations, sales of assets and acquisitions and pay dividends and distributions, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type. The DIP ABL Credit Agreement also includes representations and warranties, mandatory prepayments, affirmative covenants and events of default customary for financings of this type. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code, the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code, and certain other events related to the impairment of the DIP ABL Lenders’ rights or liens granted under the DIP ABL Credit Agreement.

DIP Term Loan Credit Agreement

Subject to the approval of the Bankruptcy Court, the Company, as borrower (the “DIP Term Loan Borrower”), and certain of the Company’s direct and indirect debtor-subsidiaries, as guarantors (together with the DIP Term Loan Borrower, the “DIP Term Loan Parties”), expect to enter into that certain debtor-in-possession term loan agreement (the “DIP Term Loan Credit Agreement,” and, together with the DIP ABL Credit Agreement, the “DIP Credit Agreements”) with the lenders from time to time party thereto (the “DIP Term Loan Lenders”) and Bank of America, N.A., as administrative agent and collateral agent (the “DIP Term Loan Agent”), on the terms and conditions set forth therein. Pursuant to the DIP Term Loan Credit Agreement, the DIP Term Loan Lenders have agreed, upon the terms and conditions set forth therein, including the approval of the Bankruptcy Court, to make available to the DIP Term Loan Borrower a senior secured debtor-in-possession term loan credit facility in the aggregate principal amount of $200 million (the “DIP Term Loan Facility,” together with the DIP ABL Facility and the DIP FILO Facility, the “DIP Facilities”) in order to (a) fund the Chapter 11 Cases, (b) make certain other payments as more fully provided in the

Bankruptcy Court orders approving the DIP Term Loan Facility, and (c) provide working capital for the DIP Term Loan Parties during the pendency of the Chapter 11 Cases, all in accordance with an Approved Budget (subject to the Permitted Variance) and as otherwise provided therein. The obligations under the DIP Term Loan Credit Agreement will be secured by liens on substantially all of the real and personal property of the DIP Term Loan Parties, subject to certain exceptions.

The DIP Term Loan Facility will mature on the date that is twelve months from the Closing Date. The interest rate applicable to loans under the DIP Term Loan Facility is an adjusted Term SOFR-based rate (determined in a customary manner) plus a margin of 7.50%.

The DIP Term Loan Credit Agreement includes customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the DIP Term Loan Borrower and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans, advances or guarantees, engage in mergers, consolidations, sales of assets and acquisitions and pay dividends and distributions, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type. The DIP Term Loan Credit Agreement also includes representations and warranties, mandatory prepayments, affirmative covenants and events of default customary for financings of this type. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under chapter 7 of the Bankruptcy Code, the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code, and certain other events related to the impairment of the DIP Term Loan Lenders’ rights or liens granted under the DIP Term Loan Credit Agreement.

In connection with the Chapter 11 Cases, the Debtors filed the DIP Motion seeking Bankruptcy Court approval of their entry into and performance under the DIP Credit Agreements and use of cash collateral, as well as certain related relief [Docket No. 38]. The Debtors expect that the Bankruptcy Court will grant the DIP Motion on an interim basis on or about October 16, 2023. The Debtors will seek the Bankruptcy Court’s approval of the DIP Motion on a final basis in the coming weeks.

Elixir Stalking Horse APA

On October 15, 2023, Hunter Lane, LLC, a subsidiary of the Company, and certain of Hunter Lane, LLC’s subsidiaries (collectively, the “Sellers”) entered into an asset purchase agreement (the “Elixir Stalking Horse APA”) with a buyer, MedImpact Healthcare Systems, Inc. (the “Buyer”), pursuant to which the Buyer has agreed to purchase, subject to the terms and conditions contained therein, substantially all of the assets of the Sellers, which, collectively constitute the “Elixir Assets.” The Sellers are Debtors in the Chapter 11 Cases.

The acquisition of the Elixir Assets by the Buyer pursuant to the Elixir Stalking Horse APA is subject to approval of the Bankruptcy Court and one or more auctions, if necessary, to solicit higher or otherwise better bids. On October 15, 2023, the Debtors filed a motion (the “Bidding Procedures Motion”) seeking approval of, among other things, certain marketing, auction, and bidding procedures (“Bidding Procedures”), pursuant to which the Debtors will solicit and select the highest or otherwise best offer(s) for the sale or sales of the Elixir Assets and the Debtors’ retail asset portfolio. The Bidding Procedures Motion additionally seeks Bankruptcy Court approval of the Elixir Stalking Horse APA and designation of the Buyer as the “stalking horse” bidder for the Elixir Assets. The Debtors anticipate that the Bankruptcy Court will enter an order approving the relief requested in the Bidding Procedures Motion after a hearing scheduled for October 16. 2023.

In accordance with the Bidding Procedures, if the Debtors receive any higher or otherwise better bids by November 16, 2023, the Debtors expect to conduct an auction for the Elixir Assets by November 20, 2023. As the stalking horse bidder, the Buyer’s offer to purchase the Elixir Assets, as set forth in the Elixir Stalking Horse APA, serves as the minimum or bid floor on which the Debtors, their creditors, other stakeholders, and other bidders may rely. Other interested bidders will be permitted to participate in the auction for the Elixir Assets, if, in accordance with the Bidding Procedures, such interested bidders submit qualifying offers that are higher or otherwise better than the stalking horse bid.

Under the terms of the Elixir Stalking Horse APA, the Buyer has agreed, subject to Bankruptcy Court approval and absent any higher or otherwise better bid, to acquire the Elixir Assets from the Sellers for $575 million(the “Purchase Price”), subject to certain adjustments in accordance with the terms and conditions of the Elixir Stalking Horse APA, plus the assumption of specified liabilities related to the Elixir Assets. If the Sellers receive a better or otherwise higher bid and the Bankruptcy Court approves the Sellers’ consummation of an alternative sale of the Elixir Assets to any purchaser other than the Buyer, the Sellers will pay the Buyer a break-up fee and reimbursement of certain expenses associated with the negotiation, drafting, and execution of the Elixir Stalking Horse APA, not to exceed 3.5% of the Purchase Price in the aggregate, subject to approval by the Bankruptcy Court.

Guarantor Summarized Financial Information

Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q, have guaranteed our obligations under the 7.500% Secured Notes and the 8.000% Secured Notes (collectively, the "Guaranteed Notes"). As discussed in Note 10 to the condensed consolidated financial statements, the Guaranteed Notes were issued by us, as the parent company, and are guaranteed by substantially all of the parent company’s consolidated subsidiaries (the “guarantors” or “Subsidiary Guarantors”) except for EI (the “non-guarantor”). The parent company and guarantors are referred to as the “obligor group”. The Subsidiary Guarantors fully and unconditionally and jointly and severally guarantee the Guaranteed Notes. The 7.500% Secured Notes, the 8.000% Secured Notes and the obligations under the related guarantees are secured by (i) a first-priority lien on all of the Subsidiary Guarantors’ equipment, fixtures, investment property (other than equity interests in subsidiaries), intellectual property (following the repayment of the Existing Senior Secured Term Loan) and other collateral to the extent it does not constitute ABL priority collateral (as defined below), and (ii) a second-priority lien on all of the Subsidiary Guarantors’ cash and cash equivalents, accounts receivables, payment intangibles, inventory, prescription files (including eligible script lists) and, intellectual property (prior to the repayment of the Existing Senior Secured Term Loan) (collectively, the “ABL priority collateral”), which, in each case, also secure the Existing Facilities.

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

	September 2,	March 4,
In millions	2023	2023
Due from EI	$243.6	$18.0
Other current assets	3,432.9	3,184.5
Total current assets	$3,676.5	$3,202.5

Operating lease right-of-use assets	$2,239.0	$2,497.2
Goodwill	90.4	507.9
Other noncurrent assets	1,083.7	1,256.0
Total noncurrent assets	$3,413.1	$4,261.1

Current maturities of long-term debt and lease financing obligations	$3,773.4	$6.3
Due to EI	—	—
Other current liabilities	2,716.2	2,665.9
Total current liabilities	$6,489.6	$2,672.2

Long-term debt less current maturities	$—	$2,925.3
Long-term operating lease liabilities	2,374.0	2,372.9
Other noncurrent liabilities	192.3	135.1
Total noncurrent liabilities	$2,566.3	$5,433.3

	Thirteen Week Period Ended	Twenty-Six Week Period Ended
In millions	September 2, 2023	September 2, 2023
Revenues(a)	$5,572.4	$11,160.4
Cost of revenues(b)	4,478.9	8,882.9
Gross profit	1,093.5	2,277.5

Net loss	$(1,017.4)	$(1,313.5)

Net loss attributable to Rite Aid	$(1,020.0)	$(1,326.7)
(a)	Includes $(12.1) million and $2.7 million of revenues generated from the non-guarantor for the thirteen and twenty-six week periods ended September 2, 2023.
(b)	Includes $(12.1) million and $2.6 million of cost of revenues incurred in transactions with the non-guarantor for the thirteen and twenty-six week periods ended September 2, 2023.

Net Cash Provided by/Used in Operating, Investing and Financing Activities

Cash used in operating activities was $813.2 million and $451.5 million for the twenty-six week periods ended September 2, 2023 and August 27, 2022, respectively. Operating cash flow was negatively impacted by the build of the CMS receivable, increases in rebates receivable, increases in inventory due to seasonal build and inflation, and prepaid rent. These amounts were partially offset by lower manufacturer rebates receivables.

Cash used in investing activities was $57.5 million and $50.6 million for the twenty-six week periods ended September 2, 2023 and August 27, 2022, respectively. During the twenty-six week period ended September 2, 2023, we spent $76.9 million on the purchase of property, plant and equipment, $15.2 million on prescription file buys, received proceeds of $29.1 million from the sale of assets and investments and received proceeds of $5.5 million from sale-leasebacks.

Cash flow provided by financing activities was $806.4 million and $509.2 million for the twenty-six week periods ended September 2, 2023 and August 27, 2022, respectively. Cash provided by financing activities for the twenty-six weeks ended September 2, 2023 reflects incremental revolver borrowings, partially offset by the change in our zero balance accounts due to timing of payments.

Capital Expenditures

During the thirteen and twenty-six week periods ended September 2, 2023 and August 27, 2022 capital expenditures were as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022

New store construction, store relocation and store remodel projects	$2,681	$13,898	$7,129	$25,673
Technology enhancements, improvements to distribution centers and other corporate requirements	38,297	35,169	69,740	96,570
Purchase of prescription files from other retail pharmacies	3,605	3,108	15,217	15,356
Total capital expenditures	$44,583	$52,175	$92,086	$137,599

Future Liquidity

We are highly leveraged. Substantial doubt about our ability to continue as a going concern exists in light of our Chapter 11 Cases, which were initiated to modify our capital structure, including restructuring portions of our debt and resolve potential legal liabilities. We intend to use the Chapter 11 process to provide a fair, orderly, efficient and legally binding mechanism to implement a Restructuring Term Sheet that provides for a financial restructuring designed to strengthen our balance sheet and reduce our total debt, improving our financial position and allowing us to continue driving our strategic priorities and investing in the business. Consequently, our future cash from operations and access to capital markets may not provide adequate resources to fund our working capital needs, capital expenditures and strategic investments for the foreseeable future. We may look to make additional investments in our business to further our strategic objectives, including targeted acquisitions, the performance acceleration program, technology investments or other transactions to optimize our asset base. Any of these transactions could impact our financial results, including additional changes or realization of cancellation of indebtedness-income. As a result of the current market volatility and rising interest rate environment, we cannot assure you whether any of such transactions will be consummated, whether we will achieve the benefits of any such transaction, or whether our cost of capital will increase, any of which could have an impact on our future liquidity.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results—Critical Accounting Policies and Estimates” included in our Fiscal 2023 10-K, which we filed with the SEC on May 1, 2023.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, restructuring plan of reorganization, operations and industry, refer to “Management’s Discussion and Analysis of Financial Condition and Results” included herein and in our Fiscal 2023 10-K, and our Quarterly Report on Form 10-Q for the thirteen weeks ended June 3, 2023, as well as in “Part I – Item 1A. Risk Factors” of the Fiscal 2023 10-K, and within Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

The following is a reconciliation of our net loss to Adjusted EBITDA for the thirteen and twenty-six week periods ended September 2, 2023 and August 27, 2022:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022

	(dollars in thousands)
Net loss	$(1,020,030)	$(331,290)	$(1,326,748)	$(441,481)
Interest expense	72,658	52,533	137,878	100,652
Income tax expense	2,338	11,967	3,831	15,464
Depreciation and amortization	69,029	68,564	134,924	138,637
LIFO charge	7,500	10,121	15,000	10,121
Facility exit and impairment charges	310,761	45,845	330,762	112,416
Goodwill and intangible asset impairment charges	295,490	252,200	446,990	252,200
Gain on debt modifications and retirements, net	—	(41,312)	—	(41,312)
Stock-based compensation expense	1,068	4,735	2,149	8,069
Restructuring-related costs	85,709	12,805	163,839	35,451
Inventory write-downs related to store closings	8,414	1,094	10,471	9,049
Litigation and other contractual settlements	205,041	20,093	216,091	38,364
Gain on sale of assets, net	(24,087)	(29,001)	(32,280)	(58,197)
Other	2,818	195	5,517	(754)
Adjusted EBITDA	$16,709	$78,549	$108,424	$178,679

The following is a reconciliation of our net income (loss) to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share for the thirteen and twenty-six week periods ended September 2, 2023 and August 27, 2022. Adjusted Net Income (Loss) is defined as net income (loss) excluding the impact of amortization expense, merger and acquisition-related costs, non-recurring litigation and other contractual settlements, gains or losses on debt modifications and retirements, LIFO adjustments (which removes the entire impact of LIFO, and effectively reflects the results as if we were on a FIFO inventory basis), goodwill and intangible asset impairment charges, restructuring-related costs, and the loss on Bartell acquisition. We calculate Adjusted Net Income (Loss) per Diluted Share using our above-referenced definition of Adjusted Net Income (Loss). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Diluted Share are useful indicators of our operating performance over multiple periods. Adjusted Net Income (Loss) per Diluted Share is calculated using our above-referenced definition of Adjusted Net Income (Loss):

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022

	(dollars in thousands)
Net loss	$(1,020,030)	$(331,290)	$(1,326,748)	$(441,481)
Add back - Income tax expense	2,338	11,967	3,831	15,464
Loss before income taxes	(1,017,692)	(319,323)	(1,322,917)	(426,017)
Adjustments:
Amortization expense	16,590	18,420	33,723	39,046
LIFO charge	7,500	10,121	15,000	10,121
Goodwill and intangible asset impairment charges	295,490	252,200	446,990	252,200
Gain on debt modifications and retirements, net	—	(41,312)	—	(41,312)
Restructuring-related costs	85,709	12,805	163,839	35,451
Litigation and other contractual settlements	205,041	20,093	216,091	38,364
Adjusted loss before income taxes	(407,362)	(46,996)	(447,274)	(92,147)
Adjusted income tax expense (a)	1,100	1,827	1,295	3,317
Adjusted net loss	(408,462)	$(48,823)	$(448,569)	$(95,464)
Net loss per diluted share	$(18.44)	$(6.07)	$(24.02)	$(8.11)
Adjusted net loss per diluted share	$(7.39)	$(0.90)	$(8.12)	$(1.75)
(a)	The fiscal year 2024 and 2023 adjustments to the income tax provision include adjustments to the GAAP basis tax provision commensurate with non-GAAP adjustments and certain discrete tax items, when applicable, was used for the thirteen and twenty-six weeks ended September 2, 2023 and August 27, 2022, respectively.

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

As of September 2, 2023, the total debt principal was $3,794.7 million, all of which was classified as current as a result of the filing of the Chapter 11 Cases. The total debt principal as of September 2, 2023 was comprised of the following:

	Total	Weighted Average Interest Rate	Fair Value

	(Dollars in millions)
Long-term debt, including current portion, excluding financing lease obligations
Variable-rate instruments:	$2,437.0	7.09%	$2,437.0
Fixed-rate instruments:	1,357.7	7.84%	728.4
Debt principal	$3,794.7		$3,165.4

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

The interest rate on our variable rate borrowings, which include our revolving credit facility and our term loan facility, are based on SOFR. If the market rates of interest for SOFR changed by 100 basis points as of September 2, 2023, our annual interest expense would change by approximately $24.4 million.

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

(b)  Changes in Internal Control over Financial Reporting

During the thirteen week period ended September 2, 2023, we implemented a new human resource and payroll system, which is utilized to manage human resource information and transactions more effectively for recruiting, learning and development, performance, and payroll. Other than updates to specific controls related to the foregoing, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information in response to this item is incorporated herein by reference to Note 14, Commitments, Contingencies and Guarantees, of the Consolidated Condensed Financial Statements of this Quarterly Report.

ITEM 1A.  Risk Factors

Except for the risk factors included below, there have been no material changes to the risk factors previously disclosed in “Part I — Item 1A. Risk Factors” in our Fiscal 2023 10-K, filed with the SEC on May 1, 2023.

The plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Plan") contemplates the cancellation of our ordinary shares without any value being delivered to shareholders. Any trading in our ordinary shares during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our ordinary shares.

The Plan contemplates the cancellation of our ordinary shares. We have a significant amount of indebtedness and other liabilities that are senior to our current ordinary shares in our capital structure, and the Plan contemplates value being distributed in respect of such indebtedness and liabilities and not our shares. In addition, our existing ordinary shares have substantially decreased in value leading up to the Chapter 11 Cases. Accordingly, any trading in our ordinary shares during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our ordinary shares.

We are subject to risks and uncertainties associated with our Chapter 11 Cases.

The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and cash flows. So long as the Chapter 11 Cases continue, our senior management may be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Bankruptcy Court protection also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the period of time we are involved in the Chapter 11 Cases, our customers and suppliers may lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships.

Other significant risks associated with the Chapter 11 Cases that could result in material adverse effects on our business, financial condition, results of operations, and cash flows include or relate to the following:

•our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining control as debtors-in-possession;

•	our ability to consummate the Plan;

•	the effects of the filing of the Chapter 11 Cases on our business and the interests of various constituents, including our shareholders;

•	the high costs of Chapter 11 Cases and related fees;

•	our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;

•Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;

•the length of time that we will operate with Chapter 11 protection and any resulting risk that we will not satisfy the milestones specified in the Restructuring Term Sheet and in our agreement with our secured lenders with respect to our use of their cash collateral;

•the availability of operating capital during the pendency of the Chapter 11 Cases, including any event that could terminate our right to continued access to the cash collateral of our lenders to use as operating capital;

•third-party motions in the Chapter 11 Cases, including motions which may be filed by the creditors’ committee that will be appointed in the Chapter 11 Cases, which may interfere with our ability to consummate the Plan;

•	the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;

•	the feasibility of the Plan in light of possible changes in our business and its prospects;

•	the adequacy of our cash balances at the time of our projected exit from the Chapter 11 Cases; and

•	our ability to continue as a going concern.

Because of the risks and uncertainties associated with the Chapter 11 Cases, we may not be able to accurately predict or quantify the ultimate impact the Chapter 11 Cases may have on our business, financial condition, results of operations and cash flows, nor can we accurately predict the ultimate impact the Chapter 11 Cases may have on our corporate or capital structure.

The Chapter 11 Cases raise substantial doubt regarding our ability to continue as a going concern.

The Chapter 11 Cases are being jointly administered under the caption In re Rite Aid Corporation., et al. Under Chapter 11 of the Bankruptcy Code, certain claims in existence prior to our filing of the petition for relief under the Bankruptcy Code are stayed while we continue business operations as a debtor-in-possession. Our operations and our ability to develop and execute our business plan are subject to significant risks and uncertainties associated with Chapter 11 Cases. These conditions raise substantial doubt about our ability to continue as a going concern.

Delays in the Chapter 11 Cases may increase the risks of our being unable to consummate the Plan and increase our costs associated with the Chapter 11 Cases.

The Restructuring Term Sheet contemplates the consummation of the Plan, but there can be no assurance that we will be able to consummate the Plan. A prolonged Chapter 11 proceeding could adversely affect our relationships with customers, suppliers and employees, among other parties, which in turn could adversely affect our business, financial condition, results of operations and cash flows and our ability to continue as a going concern. A weakening of our financial condition, cash flows and results of operations could adversely affect our ability to implement the Plan (or any other plan of reorganization). If we are unable to consummate the Plan, we may be forced to liquidate our assets.

The Restructuring Term Sheet is subject to significant conditions and milestones that may be difficult for us to satisfy.

There are certain material conditions we must satisfy under the Restructuring Term Sheet, including the timely satisfaction of milestones in the Chapter 11 Cases, which include the consummation of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control.

If the Restructuring Term Sheet is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.

The Restructuring Term Sheet contains a number of termination events, upon the occurrence of which certain parties to the Restructuring Term Sheet may terminate the agreement. If the Restructuring Term Sheet is terminated as to all parties thereto, each of the parties thereto will be released from its obligations in accordance with the terms of the Restructuring Term Sheet. Such termination may result in the loss of support for the Plan by the parties to the Restructuring Term Sheet, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that the Chapter 11 Cases would not be converted to Chapter 7 liquidation cases or that any new plan would be as favorable to holders of claims against the Debtors as contemplated by the Restructuring Term Sheet.

Even if the Plan is consummated, we may not be able to achieve our stated goals or continue as a going concern.

Even if the Plan or any other Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, changes in demand for our products and services and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, we cannot guarantee that the Plan will achieve our stated goals or that we will be able to continue as a going concern.

Furthermore, even if our debt and other liabilities are reduced or discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Our access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, or at all.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in the Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to the Plan. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims that arose prior to confirmation of a plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged pursuant to the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our business, financial condition, results of operations and cash flows on a post-reorganization basis.

The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business, financial condition, results of operations and cash flows, and we may experience increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases instead of focusing exclusively on our business operations. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

Furthermore, during the pendency of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the longer the Chapter 11 Cases continue, the more likely it is that vendors and employees will lose confidence in our ability to reorganize our business successfully.

Aspects of the Chapter 11 Cases limit the flexibility of our management team in running our business.

While we operate our business under supervision by the Bankruptcy Court, we are required to obtain approval of the Bankruptcy Court, and in some cases certain other parties, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with various parties-in-interest, and one or more hearings. Parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities, transactions and internal restructurings that we believe are beneficial to us, which may have an adverse effect on our business, financial condition, results of operations and cash flows.

The Company’s primary pharmaceutical supplier relationship is subject to dispute that may result in termination.

Additionally, on October 14, 2023, McKesson Corporation (“McKesson”) sent notice to the Company purporting to terminate the Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019 (the “McKesson Corporation Supply Agreement”) based on the occurrence of a termination event. The Company and McKesson have negotiated an agreement in principle to ensure no disruption to the Company’s business and operations, which agreement in principle includes a reservation of rights for both parties as to the purported termination.

To the extent such agreement in principle is not executed, is not approved by the Bankruptcy Court, or is approved but subsequently terminates, the Company would vigorously contest such purported termination as null, void, and without effect. Subsequently, to the extent (a) such termination is not rescinded or (b) the Company does not prevail as to the invalidity of the termination event, the termination of the McKesson Corporation Supply Agreement may result in a material adverse impact on the Company’s business and operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities. The table below is a listing of repurchases of common stock during the second quarter of fiscal 2024.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that may yet be
	Shares	Price Paid	Publicly Announced	Purchased under the
Fiscal period:	Repurchased	Per Share	Plans or Programs	Plans or Programs
June 4, 2023 to July 1, 2023	1	$1.82	—	—
July 2, 2023 to July 29, 2023	111	$1.61	—	—
July 30, 2023 to September 2, 2023	1	$0.82	—	—

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Appointment of, and Consulting Agreement with, Jeffrey S. Stein

On October 15, 2023, the Company announced that Jeffrey S. Stein, age 53, was appointed by the Company’s board of directors (“Board”) to serve as the Company’s Chief Executive Officer, Chief Restructuring Officer and a member of the Board, effective immediately. Mr. Stein succeeds Elizabeth (“Busy”) Burr, who had served as Interim CEO of the Company since January 2023. Ms. Burr will continue to serve on the Board.

Mr. Stein brings more than three decades of experience as a leader and executive director at both public and private companies. Mr. Stein is Founder and Managing Partner of Stein Advisors LLC, a financial advisory firm that provides consulting services to public and private companies experiencing significant challenges, including financial and operational restructuring, complex contract renegotiation and litigation, and increased regulatory oversight. He has served as an Executive Chairman, Chief Executive Officer, and Chief Restructuring Officer and as a director on board committees including audit, compensation, corporate governance, finance, restructuring and risk management. Mr. Stein has been on the Board of Ambac Financial Group, Inc., Troika Media Group, Inc., GWG Holdings, Inc., NWC Health PLC and Westmoreland Coal Company. Mr. Stein previously served as Chief Executive Officer and Chief Restructuring Officer of GWG Holdings, Inc. from 2022 to present and as Chief Restructuring Officer of Liberty Steel Group Holdings Pte. Ltd., Whiting Petroleum Corporation, Philadelphia Energy Solutions, LLC and Westmoreland Coal Company from 2017 to 2019.

Prior to founding Stein Advisors LLC in 2010, Mr. Stein was a Co-Founder and Principal of Durham Asset Management LLC, a global event-driven distressed debt and special situations equity asset management firm. From 2003 through 2009, Mr. Stein served as Co-Director of Research at Durham responsible for the identification, evaluation and management of investments for the various Durham portfolios. From 1997 to 2002, Mr. Stein served as Co-Director of Research at The Delaware Bay Company, Inc., a boutique research and investment banking firm focused on the distressed debt and special situations equity asset classes. Earlier in his career, he was an Associate and then an Assistant Vice President in the Capital Preservation & Restructuring Group at Shearson Lehman Brothers. Mr. Stein received a B.A. in Economics from Brandeis University and an MBA in Finance and Accounting from New York University.

There are no arrangements or understandings between Mr. Stein and any other person pursuant to which he was selected as an officer and director.

In connection with Mr. Stein’s appointment, the Company entered into a Consulting Agreement with Mr. Stein dated as of October 15, 2023 (the “Stein Consulting Agreement”). Pursuant to the Stein Consulting Agreement, Mr. Stein will receive a monthly consulting fee in the amount of $300,000, which will be pro-rated for any partial months and paid in advance on the first day of each month. Mr. Stein will also be reimbursed for reasonable expenses associated with traveling on Company business and will not be eligible to participate in any benefit plan or arrangement of the Company. In addition to the foregoing, and subject to Mr. Stein’s continued service with the Company through the applicable Vesting Date (as defined below), he will be entitled to receive a reorganization success bonus (“Reorganization Success Bonus”) equal to $20,000,000, which will be reduced by 50% of the consulting fee paid after the ninth month of his service under the Stein Consulting Agreement. If earned, the Reorganization Success Bonus will be paid in a cash lump sum on the Vesting Date. If Mr. Stein’s consultancy is terminated by him for good reason or by the Company for a reason other than cause (and other than due to Mr. Stein’s inability to perform services due to his death or physical or mental impairment) and such termination occurs (i) before the Company files a bankruptcy petition under Chapter 11 of the Bankruptcy Code, then he will be entitled to receive a lump sum cash payment within thirty (30) days of his termination date, in the amount of $10,000,000 or (ii) after the Company files a voluntary petition under Chapter 11 of the Bankruptcy Code, then he will receive the Reorganization Success Bonus, to the extent it becomes payable in accordance with the terms of the Stein Consulting Agreement within eighteen (18) months after his termination, which will be paid in a cash lump sum within five (5) days the Reorganization Success Bonus becomes payable. The Stein Consulting Agreement also subjects Mr. Stein to certain confidentiality obligations, nonsolicitation restrictions for a period of six (6) months and mutual non-disparagement obligations for three (3) years following the end of the consulting arrangement.

For purposes of the Stein Consulting Agreement, “Vesting Date” means the earlier to occur of (i) consummation of (a) a change-of-control transaction implemented through a process under Chapter 11 of the Bankruptcy Code for all or substantially all of the assets of the Company, or (b) any out-of-court recapitalization or restructuring of the majority of the Company’s secured funded debt, through which the Company is contemplated to continue to operate as a going concern for the foreseeable future and (ii) the day before the consummation of the effective date of a confirmed plan of reorganization under Chapter 11 of the Bankruptcy Code.

The Stein Consulting Agreement superseded the Company’s prior consulting arrangement with Mr. Stein entered into on July 11, 2023, and pursuant to which Mr. Stein received a monthly consulting fee of $500,000 and reimbursement for reasonable expenses associated with performing his services to the Company, which included provision of strategic and operational consulting services to identify and explore the Company’s refinancing/restructuring options (intended to be deleveraging and value accretive to the Company) and to assess options to optimize the Company’s capital structure, among other services. The prior consulting arrangement also subjected Mr. Stein to certain confidentiality obligations, nonsolicitation restrictions for a period of three (3) months and mutual non-disparagement obligations for three (3) years following the end of the consulting arrangement.

The above description of the Stein Consulting Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Stein Consulting Agreement, a copy of which is filed as Exhibit 10.35 hereto.

Amended and Restated Incentive Agreement with Matthew Schroeder

On October 11, 2023, the Board approved an amended and restated retention incentive agreement with Matthew Schroeder, the Company’s Chief Financial Officer (the “A&R Incentive Agreement”). The A&R Incentive Agreement replaces that certain retention incentive agreement entered into between the Company and Mr. Schroeder on April 28, 2023, which the Company filed as Exhibit 10.36 to its Form 10-Q on July 11, 2023 (the “Prior Incentive Agreement”).

Pursuant to the A&R Incentive Agreement, in lieu of being granted any short-term and/or long-term cash and or equity compensation in respect of fiscal year 2024, and in addition to retaining the original payment of $1,500,000 (the “Original Retention Amount”) subject to repayment terms under Prior Incentive Agreement, Mr. Schroeder will receive a lump sum cash payment in the amount of $3,062,106 on or before October 18, 2023 (the “Additional Retention Amount”). The Original Retention Amount and Additional Retention Amount are subject to Mr. Schroeder’s prompt and full repayment of the after-tax value of such amount if he resigns from the Company without good reason (as such term is defined in Mr. Schroeder’s employment agreement with the Company) or is terminated by the Company with cause prior to one of the following repayment expiration dates, as applicable: (i) April 28, 2024 (solely in respect of the Original Retention Amount), (ii) the effective date of a plan of reorganization under Chapter 11 of the Bankruptcy Code or (iii) the effective date of a sale of all or substantially all of the assets of the Company. If Mr. Schroeder’s employment is terminated by the Company without cause, or by Mr. Schroeder for good reason, or if his employment terminates due to his death or disability prior to an applicable repayment expiration date, then obligation to repay the Original Retention Amount and Additional Retention Amount will lapse, provided that Mr. Schroeder (or his estate) executes and does not revoke a general release of claims in favor of the Company.

The above description of the A&R Incentive Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the A&R Incentive Agreement, a copy of which is filed as Exhibit 10.36 hereto.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On October 16, 2023, the NYSE announced that it had determined to commence proceedings to delist the Company’s common stock from the NYSE. Trading in the Company’s common stock was immediately suspended. The NYSE reached its decision that the Company’s common stock is no longer suitable for listing pursuant to the NYSE Listed Company Manual Section 802.01D after the Company’s October 16, 2023 disclosure that the Company commenced the Chapter 11 Cases. The Company expects that such delisted securities may be subject to trading in the OTC market.

ITEM 6.  Exhibits

(a)	The following exhibits are filed as part of this report.

Exhibit Numbers	Description	Incorporation By Reference To
2.1	Receivable Purchase Agreement, dated as of October 13, 2022, by and between Elixir Insurance Company and Part D Receivable Trust 2020-1 (Series F)	Exhibit 2.1 Filed to Form 8-K, filed on October 14, 2022
2.2	Indemnity Agreement, dated as of October 13, 2022 by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series F)	Exhibit 2.2 Filed to Form 8-K, filed on October 14, 2022
2.3	Receivable Purchase Agreement, dated as of February 3, 2023, by and between Elixir Insurance Company and Part D Receivable Trust 2020-1 (Series G)	Exhibit 2.1 Filed to Form 8-K, filed on February 3, 2023
2.4	Indemnity Agreement, dated as of February 3, 2023, by and between Rite Aid Corporation and Part D Receivable Trust 2020-1 (Series G)	Exhibit 2.2 to Form 8-K, filed on February 3, 2023
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 10-K, filed on April 23, 2014
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Form 8-K, filed on April 18, 2019
3.3	Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K, filed on April 17, 2020
4.1	Indenture, dated as of August 1, 1993, between Rite Aid Corporation, as issuer, and Morgan Guaranty Trust Company of New York, as trustee, related to the Company’s 7.70% Notes due 2027	Exhibit 4A to Registration Statement on Form S-3, File No. 033-63794, filed on June 3, 1993
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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.15	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.16	†*	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.17	†**	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.18	†	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019	Exhibit 10.2 to Form 8-K, filed on August 12, 2019
10.19	†	Employment Agreement by and between Rite Aid Corporation and Jessica Kazmaier, dated as of March 12, 2019	Exhibit 10.43 to Form 10-K filed on April 27, 2020
10.20	†	Amendment to Employment Agreement by and between Jessica Kazmaier, dated as of November 6, 2019	Exhibit 10.44 to Form 10-K filed on April 27, 2020
10.21	†	Employment Agreement by and between Justin Mennen, dated as of December 7, 2018	Exhibit 10.45 to Form 10-K filed on April 27, 2020
10.22	†	Amendment to Employment Agreement by and between Justin Mennen, dated November 6, 2019	Exhibit 10.46 to Form 10-K filed on April 27, 2020
10.23	†	Employment Agreement by and between Rite Aid Corporation and Andre Persaud, dated as of January 28, 2020	Exhibit 10.47 to Form 10-K filed on April 27, 2020
10.24	†	Employment Agreement by and between Rite Aid Corporation and Paul D. Gilbert, as of July 29, 2020	Exhibit 10.46 to Form 10-Q filed on October 6, 2020
10.25	†	Rite Aid Corporation Amended and Restated 2020 Omnibus Equity Plan, as amended	Appendix B-1 to Schedule 14A (Definitive Proxy Statement) filed on June 10, 2022
10.26	†	Rite Aid Corporation Amended and Restated 2020 Omnibus Equity Plan	Appendix B-1 to Schedule 14A (Definitive Proxy Statement) filed on May 20, 2021

Exhibit Numbers		Description	Incorporation By Reference To
10.27	†	Form Award Agreement (Executive) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.2 to Form 8-K filed on July 8, 2020
10.28	†	Form Award Agreement (Non-employee Director) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.3 to Form 8-K filed on July 8, 2020
10.29	†	Offer Letter, by and between Rite Aid Corporation and Steven K. Bixler dated September 11, 2022	Exhibit 10.1 to Form 8-K, filed on September 12, 2022
10.30	†	Separation Agreement by and between Rite Aid Corporation and Heyward Donigan dated January 7, 2023	Exhibit 10.1 to Form 8-K filed on January 9, 2023
10.31	†	Offer Letter by and between Rite Aid Corporation and Elizabeth “Busy” Burr dated January 7, 2023	Exhibit 10.2 to Form 8-K filed on January 9, 2023
10.32	†	Letter Agreement with Matthew Schroeder dated as of April 28, 2023	Exhibit 10.36 to Form 10-Q, filed on July 11, 2023
10.33	†	Letter Agreement with Justin Mennen dated as of April 28, 2023	Exhibit 10.37 to Form 10-Q, filed on July 11, 2023
10.34	†	Separation Agreement by and between Rite Aid Corporation and Justin Mennen dated July 27, 2023	Filed herewith
10.35	†	Consulting Agreement by and between Rite Aid Corporation and Jeffrey S. Stein, dated as of October 15, 2023	Filed herewith
10.36	†	Amended and Restated Letter Agreement with Matthew C. Schroeder, dated as of October 11, 2023	Filed herewith
10.37	†	Amended and Restated Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of October 11, 2023	Filed herewith
10.38		Restructuring Term Sheet, dated October 15, 2023, by and between the Debtors and the Consenting Noteholders	Filed herewith
10.39

Form of Debtor-In-Possession Credit Agreement, by and among Rite Aid Corporation, each lender from time to time party thereto, Bank of America, N.A., as administrative and collateral agent, Wells Fargo Bank, National Association, as syndication agent, Capital One, National Association, BMO Bank N.A., Fifth Third Bank, National Association, MUFG Bank, LTD., PNC Bank, National Association, Truist Bank and ING Capital LLC, as co-documentation agents and BofA Securities, Inc., Wells Fargo Bank, National Association, Capital One, National Association, BMO Bank N.A., Fifth Third Bank, National Association, MUFG Bank, LTD., PNC Capital Markets LLC, Truist Securities, Inc., and ING Capital LLC, as joint lead arrangers and joint bookrunners

Exhibit 10.2 to Form 8-K, filed on October 16, 2023
10.40

Form of Debtor-In-Possession Term Loan Agreement, by and among Rite Aid Corporation, each lender from time to time party thereto, Bank of America, N.A., as administrative agent and collateral agent, BofA Securities, Inc., Capital One, National Association, Wells Fargo Bank, National Association, PNC Capital Markets LLC, BMO Bank, N.A. and Truist Securities, Inc., as joint lead arrangers and joint bookrunners

Exhibit 10.3 to Form 8-K, filed on October 16, 2023
10.41		Asset Purchase Agreement, dated as of October 15, 2023, by and among MedImpact Healthcare Systems, Inc., MI OpCo Holdings, Inc. and Hunter Lane, LLC and its subsidiaries named therein	Exhibit 10.4 to Form 8-K, filed on October 16, 2023
22		List of Subsidiary Guarantors	Filed herewith
31.1		Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

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

Date: October 17, 2023	RITE AID CORPORATION

	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Executive Vice President and Chief Financial Officer

Date: October 17, 2023	By:	/s/ STEVEN BIXLER
Steven Bixler
Senior Vice President and Chief Accounting Officer