Form 10-K/A
period 2023-03-04
RITE AID CORP
filed 2024-07-25
CIK 84129

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

Securities registered pursuant to Section 12(b) of the Act: None (*)

(*)On October 17, 2023, Rite Aid Corporation’s common stock, which previously traded on the New York Stock Exchange under the symbol RAD, began trading exclusively on the over-the-counter market under the symbol RADCQ. On October 31, 2023, the New York Stock Exchange filed a Form 25-NSE with the U.S. Securities and Exchange Commission and Rite Aid Corporation’s common stock was subsequently delisted from the New York Stock Exchange. On January 29, 2024, Rite Aid Corporation’s common stock was deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “Large Accelerated Filer,” “Accelerated Filer,” “Smaller Reporting Company,” and “Emerging Growth Company” in Rule 12b-2 of the Exchange Act.

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

As of July 22, 2024 the registrant had outstanding 55,974,015 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Rite Aid Corporation (“Rite Aid,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment" or “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended March 4, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2023 (the “Original Form 10-K”) to make certain changes, as described below.

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the fiscal year ended March 4, 2023, management evaluated the materiality of a misstatement related to the Company’s historical accounting for closed store liabilities in accordance with changes in ASC 420, Exit or Disposal Cost Obligations. Based on their evaluation, management concluded the misstatement is not material to the Company’s previously issued consolidated financial statements as of and for each of the three fiscal years ended March 4, 2023 and each of the interim and year-to-date periods then ended, (collectively the “previously issued financial statements”).

However, due to the discovery of this error, we reevaluated the effectiveness of our internal control over financial reporting (“ICFR”) as of March 4, 2023 and identified a material weakness in our ICFR. For a more detailed description of this material weakness, refer to Part II, Item 9A,“Controls and Procedures.” This Amendment therefore amends our assessment of our ICFR and our disclosure controls and procedures to indicate that they were not effective as of March 4, 2023 because of this material weakness. Our independent registered public accounting firm, Deloitte & Touche LLP, has also amended its opinion on our ICFR as of March 4, 2023.

In conjunction with filing this Amendment, we determined it was appropriate to revise the consolidated financial statements as of and for each of the three fiscal years ended March 4, 2023 and the related notes thereto to reflect the impact of the immaterial misstatement in the periods impacted. For additional information and a more detailed discussion, refer to Note 25 Revision of Previously Issued Consolidated Financial Statements.

Item 1A, “Risk Factors,” of Part I of the Original Form 10-K, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations;” Item 8, “Financial Statements and Supplementary Data,” and Item 9A, “Controls and Procedures,” of Part II of the Original Form 10-K are hereby deleted in their entireties and replaced with Item 1A, Item 7, Item 8, and Item 9A included herein, Item 15, “Exhibits and Financial Statement Schedule,” of Part IV of the Original Form 10-K also has been amended to include, as required by Rule 12b-15 under the Securities Act of 1934, as amended, to provide new currently dated certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The new certifications are attached to this Amendment as Exhibits 31.1, 31.2 and 32. The other Items of the Original Form 10-K have not been amended and, accordingly, have not been repeated in this Amendment.

The only changes to the Original Form 10-K are related to the matters described above. Except as described above, this Amendment does not amend, update, or change any other item or disclosure in the Original Form 10-K and does not purport to reflect any information or event subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Form 10-K was filed, and the Company has not undertaken herein to amend, update, or change any information contained in the Original Form 10-K to give effect to any event following the date of filing of the Original Form 10-K, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and any subsequent filing with the SEC.

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

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations—Overview and Factors Affecting our Future Prospects” included in this Annual Report on Form 10-K/A. Additionally, the continued impact of COVID-19 could heighten many of the risk factors described herein.

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

Summary

The following is a summary of the principal risks we face:

Risks Related to our Financial Condition

●	Widespread health developments, including the lingering global COVID-19 pandemic and the end of the associated public health emergency and other pandemic-related measures, could materially and adversely affect our business, financial condition and results of operations.
●	We are highly leveraged. Our substantial indebtedness and limited cash flow could adversely affect our ability to service debt or obtain additional financing if necessary. Additionally, the capital markets have experienced a high degree of volatility, which could make it difficult to obtain new financing or refinancing existing indebtedness.
●	Borrowings under our senior secured credit facilities are based upon variable rates of interest.
●	The covenants in the instruments that govern our current indebtedness may limit our operating and financial flexibility.
●	We have identified a material weakness in our internal control over financial reporting and determined that our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 4, 2023. Failure to remediate the material weakness or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements or cause us to fail to meet our periodic reporting obligations.

Risks Related to our Operations

●	We need to improve our operations in order to improve our financial condition, but our operations will not improve if we cannot effectively implement our business strategy or if our strategy is negatively affected by worsening economic conditions.

●	We purchase all of our brand and generic drugs from a single wholesaler. A disruption in this relationship may have a negative effect on us.
●	Inflation could adversely impact our financial condition and results of operations.
●	We recently implemented a performance acceleration program, which we cannot guarantee will achieve its intended result.
●	Our ability to attract and motivate talented employees is uncertain and poses financial risks.
●	Failure or significant disruption to our information technology systems/infrastructure or a cyber-security breach could adversely affect our operations.
●	We are subject to payment-related risks that could increase our operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.
●	Our operating results are affected by the health of the economy in general and in the communities we serve.
●	Any failure to protect the security of personal information about our customers and associates could result in significant business liability and reputational harm.
●	Any inability to keep existing store locations or open new locations in desirable places may have a negative impact on our operations.
●	A variety of business continuity hazards and risks could materially and adversely affect our and our vendors’ business operations and our quarterly results may fluctuate significantly.
●	Negative public perception of the industries in which we operate, or of our industries’ or our practices, can adversely affect our businesses, operating results, cash flows and prospects.
●	We may be unable to achieve our environmental, social and governance goals.

Risks Related to the Retail Pharmacy and PBM Industries in which we Operate

●	The markets in which we operate are very competitive and further increases in competition could adversely affect us.
●	New and emerging payment models for health care services reimbursement may hinder our retail pharmacies’ and PBMs’ ability to compete, and negatively impact our revenue.
●	A change in our pharmacy and payor mix could adversely affect our profit margins.
●	A sudden and material decrease in the number of Medicaid enrollees due to the “Medicaid Cliff” could have a sudden destabilizing impact on retail pharmacy revenue.
●	Consolidation in the healthcare industry could adversely affect our business, financial condition and results of operations.
●	There are risks related to the availability, pricing, and safety profiles of the pharmacy drugs and products we purchase and sell.
●	Changes in third-party reimbursement levels for prescription drugs and changes in industry pricing benchmarks could reduce our margins and have a material adverse effect on our business.

●	A substantial portion of our pharmacy revenue is currently generated from a limited number of third-party payors, and, if there is a loss of, or significant change to prescription drug reimbursement rates by, a major third-party payor, our revenue will decrease and our business and prospects could be adversely impacted.
●	A substantial portion of our Pharmacy Services Segment revenue is currently generated from a limited number of customers, and, if there is a loss of a major customer, our revenue will decrease and our business and prospects could be adversely impacted.
●	We are, and in the future may become, involved in legal proceedings that may adversely affect our financial position and our pursuit of refinancing opportunities, as well as our reputation and brand.
●	We are subject to governmental regulations, procedures and requirements; our non-compliance or a significant legislative, regulatory, or public policy change could adversely affect our business, the results of our operations or our financial condition.
●	Government audits, investigations, and reviews could lead to liability and operational changes.
●	If our compliance or other systems and processes fail or are deemed inadequate, we may become subject to regulatory actions and/or litigation.
●	Certain risks are inherent in providing pharmacy services; our insurance may not be adequate to cover any claims against us.
●	We may be subject to significant liability should the consumption of any of our products cause injury, illness or death.
●	Risks of declining gross margins in the PBM industry could adversely impact our profitability, and could result in further impairment charges.
●	The possibility of PBM client loss and/or the failure to win new PBM business could impact our ability to secure new business.
●	Regulatory or business changes relating to our participation in Medicare Part D, the medical loss ratio for our Medicare Part D eligible members, or our failure to otherwise execute on our strategies related to Medicare Part D, may adversely impact our business and our financial results.
●	Failure to timely identify or effectively respond to changing consumer preferences and spending patterns, an inability to expand the products being purchased by our clients and customers, or the failure or inability to obtain or offer particular categories of products could negatively affect our relationship with our clients and customers and the demand for our products and services.
●	The impact of extreme events, natural disasters, and climate change could create unpredictability for our business operations.
●	The seasonal nature of our business causes fluctuations in operations.
●	Changes in laws governing labor, employers, and union organizing may increase our labor costs.

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

The above factors and risks, among others, are difficult to predict and could result in material adverse impacts to our business, operations, cash flows, and financial condition. In addition, it is difficult to predict the potentially adverse impacts that COVID-19 and the end of the public health emergency could continue to have on our customers, suppliers, vendors, and other business partners, which, in turn could materially and adversely impact our business. Additionally, the impact of COVID-19 and the end of the public health emergency could further exacerbate the impact of the other risk factors contained herein and in the other reports the Company files with the SEC.

We are highly leveraged. Our substantial indebtedness and limited cash flow could adversely affect our ability to service debt or obtain additional financing if necessary. Additionally, the capital markets have experienced a high degree of volatility, which could make it difficult to obtain new financing or refinancing existing indebtedness.

We had, as of March 4, 2023, approximately $2.9 billion of outstanding indebtedness and stockholders’ deficit of $594.2 million. We also had additional borrowing capacity under our $2.85 billion senior secured asset-based revolving credit facility (the “Existing Senior Secured Revolving Credit Facility” or “revolver”) of $1,404.0 million, net of outstanding letters of credit of approximately $208.7 million.

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

We have identified a material weakness in our internal control over financial reporting and determined that our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 4, 2023. Failure to remediate the material weakness or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements or cause us to fail to meet our periodic reporting obligations.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to determine the adequacy of our internal control over financial reporting are complex and require significant documentation and testing if a deficiency is identified. Annually, we perform activities that include reviewing, documenting, and testing our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to achieve and maintain an effective internal control environment could result in materially misstated consolidated financial statements and a failure to meet our reporting obligations.

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the fiscal year ended March 4, 2023, management evaluated the materiality of a misstatement related to the Company’s historical accounting for closed store liabilities in accordance with changes in ASC 420, Exit or Disposal Cost Obligations. Based on their evaluation, management concluded the misstatement is not material to the Company’s previously issued consolidated financial statements as of and for each of the three fiscal years ended March 4, 2023 and each of the interim and year-to-date periods then ended.

Due to the discovery of this error, we reevaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting and identified a material weakness in our internal control over financial reporting, and as a result, determined that our disclosure controls and procedures and internal control over financial reporting are not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of the material weakness, see Part II, Item 9A, “Controls and Procedures.” In conjunction with filing this Amendment, we determined to revise our consolidated financial statements as of and for each of the three fiscal years ended March 4, 2023 and the related notes hereto to reflect the impact of the error in the periods impacted. For additional information and a detailed discussion of the revision, refer to Note 25 Revision of Previously Issued Consolidated Financial Statements.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness. However, we may not be successful in promptly remediating the material weaknesses identified by management or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. Our management may also be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal control over financial reporting. Any failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, including due to a failure to remediate the material weakness or the discovery or occurrence of any additional material weaknesses in our internal control over financial reporting in the future, could adversely affect our ability to prepare financial statements within required time periods and record, process and report financial information accurately, which could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, negatively impact the price of our common stock, limit our liquidity and access to capital markets, adversely affect our business, harm our reputation or subject us to litigation or investigations requiring management resources and payment of legal and other expenses.

In addition, our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Increasingly, a greater volume or proportion of dispensed prescriptions involve specialty drugs, which are often furnished through limited distribution channels. Because these channels are restricted, there is substantial competition among our competitors to be included in these networks. Furthermore, participation in these networks is challenging, as the higher costs and complexities of specialty drugs may be difficult to manage. If we are unable to effectively compete for specialty drug business and access this market, we face potential harm to our business operations and adverse impacts to our financial condition.

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

A substantial portion of our pharmacy revenue is currently generated from a limited number of third-party payors. While we are not limited in the number of third-party payors with which we can do business and results may vary over time, our top five third-party payors accounted for 83.4%, 77.4% and 77.9% of our pharmacy revenue during fiscal 2023, 2022 and 2021, respectively. The largest third-party payor, CVS/Caremark, represented 33.4%, 32.1% and 30.4% of pharmacy sales during fiscal 2023, 2022 and 2021, respectively. We expect that a limited number of third-party payors will continue to account for a significant percentage of our pharmacy revenue, and the loss of all or a portion of, or a significant change to customer access or prescription drug reimbursement rates by, a major third-party payor could decrease our revenue and harm our business. Revenue could further be impacted through changes in third-party payor behavior responding to the implementation of CMS’ final rule on the assessment of pharmacy price concessions, specifically through the Part D bid process and subsequent contracts.

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

PART II

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations set forth below gives effect to the revision of our previously issued consolidated financial statements for each of the three fiscal years ended March 4, 2023 to correct an error in the periods impacted. For additional information and a detailed discussion of the revision and recast, refer to Note 25 Revision of Previously Issued Consolidated Financial Statements included in Item 8.

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

Net Loss: Our net loss from continuing operations for fiscal 2023 was $719.2 million or $13.15 per basic and diluted share compared to net loss from continuing operations for fiscal 2022 of $522.4 million or $9.66 per basic and diluted share. The increase in net loss was due primarily to increased goodwill and intangible asset impairment charges for the impairment of goodwill related to the Pharmacy Services Segment, a decrease in Adjusted EBITDA, higher restructuring-related charges, higher interest expense, and increased facility exit and impairment charges. These items were partially offset by a gain on the repurchase of certain bonds at a discount and a gain on sale of assets resulting from sale-leasebacks and script file sales from store closures.

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

Consolidated Results of Operations—Continuing Operations

Revenue and Other Operating Data

	Year Ended
	March 4, 2023	February 26, 2022	February 27, 2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)

Revenues(a)	$24,091,899	$24,568,255	$24,043,240
Revenue (decline) growth	(1.9)%	2.2%	9.6%
Net loss	$(719,188)	$(522,372)	$(99,381)
Net loss per diluted share	$(13.15)	$(9.66)	$(1.86)
Adjusted EBITDA(b)	$429,180	$505,905	$437,665
Adjusted Net Loss(b)	$(143,744)	$(95,322)	$(8,510)
Adjusted Net Loss per Diluted Share(b)	$(2.63)	$(1.76)	$(0.16)
(a)	Revenues for the fiscal years ended March 4, 2023, February 26, 2022 and February 27, 2021 exclude $215,467, $249,686 and $292,157, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Fiscal 2023 compared to Fiscal 2022: The 1.9% decrease in revenues was due primarily to a $800.8 million decrease in Pharmacy Services Segment revenues, partially offset by a $290.3 million increase in Retail Pharmacy Segment revenues. Same store sales trends for fiscal 2023 and fiscal 2022 are described in the “Segment Analysis” section below.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Year Ended
	March 4, 2023	February 26, 2022	February 27, 2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)

Cost of revenues(a)	$19,287,959	$19,461,760	$19,338,918
Gross profit	4,803,940	5,106,495	4,704,322
Gross margin	19.9%	20.8%	19.6%
Selling, general and administrative expenses	$4,902,087	$5,033,876	$4,657,185
Selling, general and administrative expenses as a percentage of revenues	20.3%	20.5%	19.4%
Facility exit and impairment charges	180,637	164,084	57,714
Goodwill and intangible asset impairment charges	371,200	229,000	29,852
Interest expense	224,399	191,601	201,388
(Gain) loss on debt modifications and retirements, net	(80,142)	3,235	(5,274)
(Gain) loss on sale of assets, net	(68,586)	5,505	(69,300)
Loss (gain) on Bartell acquisition	—	5,346	(47,705)
(a)	Cost of revenues for the fiscal years ended March 4, 2023, February 26, 2022 and February 27, 2021 exclude $215,467, $249,686 and $292,157, respectively, of inter-segment activity that is eliminated in consolidation.

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

Facility Exit Charges: We calculate our liability for facility exit or disposal cost obligations to include long-term contract termination costs and costs related to the disposal of long-lived assets. We assess stores and distribution centers for potential closure and relocation. Decisions to close or relocate stores or distribution centers in future periods would result in inventory liquidation charges, as well as impairment of assets at these locations.

In fiscal 2023, 2022 and 2021, we recorded facility exit charges of $43.6 million, $13.3 million, and $11.4 million, respectively.

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

We maintained a valuation allowance of $1,636.5 million, $1,818.1 million and $1,657.2 million against remaining net deferred tax assets at fiscal year-end 2023, 2022 and 2021, respectively.

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

	March 4,	February 26,
In millions	2023	2022
Due from EI	$18.0	$26.5
Other current assets	3,184.5	3,314.9
Total current assets	$3,202.5	$3,341.4

Operating lease right-of-use assets	$2,497.2	$2,813.5
Goodwill	507.9	879.1
Other noncurrent assets	1,256.0	1,428.8
Total noncurrent assets	$4,261.1	$5,121.4

Due to EI	$—	$—
Other current liabilities	2,657.5	2,887.0
Total current liabilities	$2,657.5	$2,887.0

Long-term debt less current maturities	$2,925.3	$2,733.0
Long-term operating lease liabilities	2,372.9	2,597.1
Other noncurrent liabilities	102.2	129.9
Total noncurrent liabilities	$5,400.4	$5,460.0

Year Ended
March 4, 2023
In millions	(53 Weeks)
Revenues(a)	$23,569.5
Cost of revenues(b)	18,765.6
Gross profit	4,803.9

Net loss from continuing operations	(696.3)
Net income from discontinued operations	—
Net loss	$(696.3)

Net loss attributable to Rite Aid	$(719.2)
(a)	Includes $6.6 million of revenues generated from the non-guarantor for the fifty-three week period ended March 4, 2023.
(b)	Includes $6.4 million of cost of revenues incurred in transactions with the non-guarantor for the fifty-three week period ended March 4, 2023.

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

The following is a reconciliation of our net loss to Adjusted EBITDA for fiscal 2023, 2022 and 2021:

	March 4, 2023	February 26, 2022	February 27, 2021
	(53 weeks)	(52 weeks)	(52 weeks)

	(Dollars in thousands)
Net loss from continuing operations	$(719,188)	$(522,372)	$(99,381)
Interest expense	224,399	191,601	201,388
Income tax benefit	(6,467)	(3,780)	(20,157)
Depreciation and amortization	276,583	295,686	327,124
LIFO charge (credit)	53,028	1,314	(51,692)
Facility exit and impairment charges	180,637	164,084	57,714
Goodwill and intangible asset impairment charges	371,200	229,000	29,852
(Gain) loss on debt modifications and retirements, net	(80,142)	3,235	(5,274)
Merger and Acquisition‑related costs	—	12,797	10,549
Stock-based compensation expense	11,537	13,050	13,003
Restructuring-related costs	108,626	35,121	84,552
Inventory write-downs related to store closings	14,270	5,298	3,709
Litigation and other contractual settlements	53,882	50,212	—
(Gain) loss on sale of assets, net	(68,586)	5,505	(69,300)
Loss (gain) on Bartell acquisition	—	5,346	(47,705)
Change in estimate related to manufacturer rebate receivables	—	15,068	—
Other	9,401	4,740	3,283
Adjusted EBITDA	$429,180	$505,905	$437,665

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

	March 4, 2023	February 26, 2022	February 27, 2021
	(53 weeks)	(52 weeks)	(52 weeks)

	(Dollars in thousands)
Net loss	$(719,188)	$(522,372)	$(99,381)
Add back - Income tax benefit	(6,467)	(3,780)	(20,157)
Loss before income taxes	(725,655)	(526,152)	(119,538)
Adjustments:
Amortization expense	74,024	78,047	89,020
LIFO charge (credit)	53,028	1,314	(51,692)
Goodwill and intangible asset impairment charges	371,200	229,000	29,852
(Gain) loss on debt modifications and retirements, net	(80,142)	3,235	(5,274)
Merger and Acquisition‑related costs	—	12,797	10,549
Restructuring-related costs	108,626	35,121	84,552
Loss (gain) on Bartell acquisition	—	5,346	(47,705)
Change in estimate related to manufacturer rebate receivables	—	15,068	—
Litigation and other contractual settlements	53,882	50,212	—
Adjusted loss before income taxes	(145,037)	(96,012)	(10,236)
Adjusted income tax benefit (a)	(1,293)	(690)	(1,726)
Adjusted net loss	(143,744)	$(95,322)	$(8,510)
Net loss per diluted share	$(13.15)	$(9.66)	$(1.86)
Adjusted net loss per diluted share	$(2.63)	$(1.76)	$(0.16)
(a)	The fiscal year 2023, 2022 and 2021 adjustments to the income tax provision include adjustments to the GAAP basis tax provision commensurate with non-GAAP adjustments and certain discrete tax items, when applicable, was used for the fifty-three weeks ended March 4, 2023 and the fifty-two weeks ended February 26, 2022 and February 27, 2021, respectively.

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

Item 9A.   Controls and Procedures

(a)    Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

At the time that the Original Form 10-K was filed on May 1, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that they were effective to accomplish their objectives at a reasonable assurance level. Subsequent to that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 4, 2023, due to the material weakness in internal control over financial reporting described below.

(b)    Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 4, 2023 based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, at the time the Original Form 10-K was filed, management concluded that the Company’s internal control over financial reporting was effective as of March 4, 2023. Subsequent to that assessment, management identified the material weakness in internal control as described below. Consequently, management concluded that the Company did not maintain effective internal control over financial reporting as of March 4, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the fourth quarter of fiscal year 2024, an error was identified with respect to our accounting for closed store liabilities. We did not appropriately conclude on the treatment of executory costs associated with store closures within our Closed Store Exit Costs and Associated Accounting For Closed and Liquidating Stores accounting policy. The inappropriate conclusions within this accounting policy led to the misstatement further detailed within Note 25 to the Consolidated Financial Statements included herein.

The misstatement was the result of deficiencies in direct and indirect controls that, in the aggregate, constitute a material weakness as we did not effectively design and operate controls pertaining to the initial adoption, or annual recertification, of our accounting policies.

The effectiveness of our internal control over financial reporting as of March 4, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Remediation Plan

As part of our commitment to strengthening our internal control over financial reporting, we are implementing remedial actions under the oversight of the Audit Committee of our Board of Directors to address these deficiencies, including:

●	Enhancing the design of our controls over the adoption of accounting policies to ensure they are in compliance with the relevant GAAP.
●	Enhancing the design of our annual accounting policy recertification control to include as part of the review process, the verification that accounting policies are in compliance with the relevant GAAP.

We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further change management determines appropriate. The material weakness cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

(c)    Changes in Internal Control Over Financial Reporting

Other than the material weakness described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) during our fourth fiscal quarter ended March 4, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Rite Aid Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Rite Aid Corporation and subsidiaries (the “Company”) as of March 4, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 4, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

In our report dated May 1, 2023, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, a material weakness was subsequently identified in internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of May 1, 2023, as expressed herein, is different from that expressed in our previous report.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 4, 2023, of the Company and our report dated May 1, 2023 (July 25, 2024, as to Note 25 to the consolidated financial statements), expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a deficiency in internal control over financial reporting that resulted in a material weakness. The Company did not appropriately conclude on the treatment of executory costs associated with store closures within its Closed Store Exit Costs and Associated Accounting For Closed and Liquidating Stores accounting policy. The misstatement was the result of deficiencies in direct and indirect controls that, in the aggregate, constitute a material weakness as the Company did not effectively design and operate controls pertaining to the initial adoption, or annual recertification, of our accounting policies.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 4, 2023 of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

May 1, 2023 (July 25, 2024, as to the material weakness)

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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009

Exhibit Numbers	Description	Incorporation By Reference To
10.15	Amendment to Employment Agreement by and between Rite Aid Corporation and Jocelyn Z. Konrad, dated as of March 12, 2019 †	Exhibit 10.32 to Form 10-Q, filed on July 11, 2019
10.16	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019 †	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.17	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019 †	Exhibit 10.34 to Form 10-Q, filed on July 11, 2019
10.18	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017 †	Exhibit 10.35 to Form 10-Q, filed on July 11, 2019
10.19	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016 †	Exhibit 10.36 to Form 10-Q, filed on July 11, 2019
10.20	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001 †	Exhibit 10.37 to Form 10-Q, filed on July 11, 2019
10.21	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019*	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.22	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019* †	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.23	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019 †	Exhibit 10.2 to Form 8-K, filed on August 12, 2019
10.24	Employment Agreement dated October 2, 2019 by and between Rite Aid Corporation and James Peters †	Exhibit 10.1 to Form 8-K, filed on October 2, 2019
10.25	Employment Agreement by and between Rite Aid Corporation and Jessica Kazmaier, dated as of March 12, 2019 †	Exhibit 10.43 to Form 10-K filed on April 27, 2020
10.26	Amendment to Employment Agreement by and between Jessica Kazmaier, dated November 6, 2019 †	Exhibit 10.44 to Form 10-K filed on April 27, 2020
10.27	Employment Agreement by and between Justin Mennen, dated as of December 7, 2018 †	Exhibit 10.45 to Form 10-K filed on April 27, 2020
10.28	Amendment to Employment Agreement by and between Justin Mennen, dated November 6, 2019 †	Exhibit 10.46 to Form 10-K filed on April 27, 2020
10.29	Employment Agreement by and between Rite Aid Corporation and Andre Persaud, dated as of January 28, 2020 †	Exhibit 10.47 to Form 10-K filed on April 27, 2020
10.30	Employment Agreement by and between Rite Aid Corporation and Paul D. Gilbert, as of July 29, 2020 †	Exhibit 10.46 to Form 10-Q filed on October 6, 2020
10.31	Rite Aid Corporation Amended and Restated 2020 Omnibus Equity Plan, as amended †	Appendix B-1 to Schedule 14A (Definitive Proxy Statement) filed on June 10, 2022
10.32	Rite Aid Corporation Amended and Restated 2020 Omnibus Equity Plan †	Appendix B-1 to Schedule 14A (Definitive Proxy Statement) filed on May 20, 2021
10.33	Form Award Agreement (Executive) under the Rite Aid Corporation 2020 Omnibus Equity Plan †	Exhibit 10.2 to Form 8-K filed on July 8, 2020
10.34	Form Award Agreement (Non-employee Director) under the Rite Aid Corporation 2020 Omnibus Equity Plan †	Exhibit 10.3 to Form 8-K filed on July 8, 2020
10.35	Separation Agreement by and between Rite Aid Corporation and Jocelyn Konrad, dated as of March 7, 2022	Exhibit 10.35 to Form 10-Q, filed on July 6, 2022
10.36	Separation Agreement by and between Rite Aid Corporation and James Peters, as of March 7, 2022	Exhibit 10.36 to Form 10-Q, filed on July 6, 2022
10.37	Offer Letter, by and between Rite Aid Corporation and Steven K. Bixler dated September 11, 2022	Exhibit 10.1 to Form 8-K, filed on September 12, 2022
10.38	Separation Agreement by and between Rite Aid Corporation and Heyward Donigan dated January 7, 2023	Exhibit 10.1 to Form 8-K filed on January 9, 2023

Exhibit Numbers	Description	Incorporation By Reference To
10.39	Offer Letter by and between Rite Aid Corporation and Elizabeth “Busy” Burr dated January 7, 2023	Exhibit 10.2 to Form 8-K filed on January 9, 2023
21	Subsidiaries of the Registrant	Exhibit 21 to the Form 10-K filed on May 1, 2023
22	List of Subsidiary Guarantors	Exhibit 22 to the Form 10-K filed on May 1, 2023
23	Consent of Independent Registered Public Accounting Firm	Exhibit 23 to the Form 10-K filed on May 1, 2023
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
*	Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.
†	Compensatory plan or arrangement

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

RITE AID CORPORATION

By:	/s/ JEFFREY S. STEIN
Jeffrey S. Stein
Chief Executive Officer and Chief Restructuring Officer
Dated:	July 25, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their respective capacities on July 25, 2024.

Signature	Title

/s/ JEFFREY S. STEIN	Chief Executive Officer and Chief Restructuring Officer (principal executive officer)
Jeffrey S. Stein

/s/ MATTHEW C. SCHROEDER	Executive Vice President and Chief Financial Officer (principal financial officer)
Matthew C. Schroeder

/s/ STEVEN BIXLER	Senior Vice President and Chief Accounting Officer (principal accounting officer)
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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 4, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 1, 2023, (July 25, 2024 as to the effects of the material weakness described therein), expressed an adverse opinion on the Company's internal control over financial reporting because of the material weakness.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

May 1, 2023 (July 25, 2024, as to Note 25 to the financial statements)

We have served as the Company's auditor since 1999.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 4,	February 26,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$157,151	$39,721
Accounts receivable, net	1,149,958	1,343,496
Inventories, net	1,900,744	1,959,389
Prepaid expenses and other current assets	93,194	106,749
Total current assets	3,301,047	3,449,355
Property, plant and equipment, net	907,771	989,167
Operating lease right-of-use assets	2,497,206	2,813,535
Goodwill	507,936	879,136
Other intangibles, net	250,112	291,196
Deferred tax assets	12,368	20,071
Other assets	50,922	86,543
Total assets	$7,527,362	$8,529,003
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$6,332	$5,544
Accounts payable	1,494,611	1,571,261
Accrued salaries, wages and other current liabilities	709,891	776,559
Current portion of operating lease liabilities	502,403	575,651
Total current liabilities	2,713,237	2,929,015
Long-term debt, less current maturities	2,925,258	2,732,986
Long-term operating lease liabilities	2,372,943	2,597,090
Lease financing obligations, less current maturities	12,580	14,830
Other noncurrent liabilities	97,577	139,254
Total liabilities	8,121,595	8,413,175
Commitments and contingencies	—	—
Stockholders’ (deficit) equity:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 56,629 and 55,752	56,629	55,752
Additional paid-in capital	5,917,964	5,910,299
Accumulated deficit	(6,553,974)	(5,834,786)
Accumulated other comprehensive loss	(14,852)	(15,437)
Total stockholders’ (deficit) equity	(594,233)	115,828
Total liabilities and stockholders’ (deficit) equity	$7,527,362	$8,529,003

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Revenues	$24,091,899	$24,568,255	$24,043,240
Costs and expenses:
Cost of revenues	19,287,959	19,461,760	19,338,918
Selling, general and administrative expenses	4,902,087	5,033,876	4,657,185
Facility exit and impairment charges	180,637	164,084	57,714
Goodwill and intangible asset impairment charges	371,200	229,000	29,852
Interest expense	224,399	191,601	201,388
(Gain) loss on debt modifications and retirements, net	(80,142)	3,235	(5,274)
(Gain) loss on sale of assets, net	(68,586)	5,505	(69,300)
Loss (gain) on Bartell acquisition	—	5,346	(47,705)
	24,817,554	25,094,407	24,162,778
Loss from continuing operations before income taxes	(725,655)	(526,152)	(119,538)
Income tax benefit	(6,467)	(3,780)	(20,157)
Net loss from continuing operations	(719,188)	(522,372)	(99,381)
Net income from discontinued operations, net of tax	—	—	9,161
Net loss	$(719,188)	$(522,372)	$(90,220)
Computation of loss attributable to common stockholders:
Loss from continuing operations attributable to common stockholders—basic and diluted	$(719,188)	$(522,372)	$(99,381)
Income from discontinued operations attributable to common stockholders—basic and diluted	—	—	9,161
Net loss attributable to common stockholders—basic and diluted	$(719,188)	$(522,372)	$(90,220)
Basic and diluted loss per share:
Continuing operations	$(13.15)	$(9.66)	$(1.86)
Discontinued operations	$—	$—	$0.18
Net basic and diluted loss per share	$(13.15)	$(9.66)	$(1.68)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Net loss	$(719,188)	$(522,372)	$(90,220)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0, $0 and $0 income tax expense	585	8,590	24,382
Change in fair value of interest rate cap	—	27	462
Total other comprehensive income	585	8,617	24,844
Comprehensive loss	$(718,603)	$(513,755)	$(65,376)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE FEBRUARY 29, 2020	54,716	$54,716	$5,890,903	$(5,222,194)	$(48,898)	$674,527
Net loss				(90,220)		(90,220)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					24,382	24,382
Change in fair value of interest rate cap					462	462
Comprehensive loss						(65,376)
Exchange of restricted shares for taxes	(189)	(189)	(2,897)			(3,086)
Issuance of restricted stock	780	780	(780)			—
Cancellation of restricted stock	(166)	(166)	166			—
Amortization of restricted stock balance			9,126			9,126
Stock-based compensation expense			599			599
Stock options exercised	2	2	51			53
BALANCE FEBRUARY 27, 2021	55,143	$55,143	$5,897,168	$(5,312,414)	$(24,054)	$615,843
Net loss				(522,372)		(522,372)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					8,590	8,590
Change in fair value of interest rate cap					27	27
Comprehensive loss						(513,755)
Exchange of restricted shares for taxes	(177)	(177)	(2,411)			(2,588)
Issuance of restricted stock	973	973	(973)			—
Cancellation of restricted stock	(187)	(187)	187			—
Amortization of restricted stock balance			10,308			10,308
Stock-based compensation expense			600			600
Amortization of performance-based incentive plans			5,420			5,420
BALANCE FEBRUARY 26, 2022	55,752	$55,752	$5,910,299	$(5,834,786)	$(15,437)	$115,828
Net loss				(719,188)		(719,188)
Other comprehensive loss:
Changes in Defined Benefit Plans, net of $0 tax expense					585	585
Comprehensive loss						(718,603)
Exchange of restricted shares for taxes	(415)	(415)	(2,247)			(2,662)
Issuance of restricted stock	1,662	1,662	(1,662)			—
Cancellation of restricted stock	(370)	(370)	370			—
Amortization of restricted stock balance			13,897			13,897
Stock-based compensation expense			720			720
Amortization of performance-based incentive plans			(3,413)			(3,413)
BALANCE MARCH 4, 2023	56,629	$56,629	$5,917,964	$(6,553,974)	$(14,852)	$(594,233)

The accompanying notes are an integral part of these consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities:
Net loss	$(719,188)	$(522,372)	$(90,220)
Net income from discontinued operations, net of tax	—	—	9,161
Net loss from continuing operations	$(719,188)	$(522,372)	$(99,381)
Adjustments to reconcile to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	276,583	295,686	327,124
Facility exit and impairment charges	180,637	164,084	57,714
Goodwill and intangible asset impairment charges	371,200	229,000	29,852
LIFO charge (credit)	53,028	1,314	(51,692)
(Gain) loss on sale of assets, net	(68,586)	5,505	(69,300)
Change in allowances for uncollectible accounts receivable	15,267	22,011	—
Loss (gain) on Bartell acquisition	—	5,346	(47,705)
Stock-based compensation expense	11,537	13,050	13,003
(Gain) loss on debt modifications and retirements, net	(80,142)	3,235	(5,274)
Changes in deferred taxes	7,703	(6,709)	(10,633)
Changes in operating assets and liabilities:
Accounts receivable	151,610	54,086	(182,404)
Inventories	5,158	(97,112)	177,263
Accounts payable	(96,570)	139,228	(35,372)
Operating lease right-of-use assets and operating lease liabilities	(86,133)	(29,375)	(28,044)
Other assets	36,478	33,737	80,975
Other liabilities	(111,021)	68,558	(50,947)
Net cash (used in) provided by operating activities of continuing operations:	(52,439)	379,272	105,179
Investing activities:
Payments for property, plant and equipment	(215,285)	(194,090)	(195,141)
Intangible assets acquired	(32,400)	(26,623)	(29,800)
Acquisition of business, net of cash acquired	—	—	(86,230)
Proceeds from insured loss	—	10,436	12,500
Proceeds from dispositions of assets and investments	69,582	18,706	11,444
Proceeds from sale-leaseback transactions	73,344	57,498	177,892
Net cash used in investing activities of continuing operations:	(104,759)	(134,073)	(109,335)
Financing activities:
Proceeds from issuance of long-term debt	50,000	350,000	849,918
Net proceeds from (payments to) revolver	491,000	(141,000)	200,000
Principal payments on long-term debt	(277,941)	(545,036)	(1,058,537)
Change in zero balance cash accounts	18,289	(8,285)	(36,463)
Net proceeds from issuance of common stock	—	—	53
Financing fees paid for early debt redemption	(1,733)	(833)	(2,399)
Payments for taxes related to net share settlement of equity awards	(2,662)	(2,588)	(3,086)
Deferred financing costs paid	(2,325)	(18,638)	(14,729)
Net cash provided by (used in) financing activities of continuing operations:	274,628	(366,380)	(65,243)
Cash flows from discontinued operations:
Operating activities of discontinued operations	—	—	(82,189)
Investing activities of discontinued operations	—	—	94,310
Financing activities of discontinued operations	—	—	—
Net cash provided by discontinued operations	—	—	12,121
Increase (decrease) in cash and cash equivalents	117,430	(121,181)	(57,278)
Cash and cash equivalents, beginning of period	39,721	160,902	218,180
Cash and cash equivalents, end of period	$157,151	$39,721	$160,902

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

	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)
	Pro forma	Pro forma	Pro forma
Net revenues as reported	$24,091,899	$24,568,255	$24,043,240
Supplemental Pro forma revenues	$24,091,899	$24,568,255	$24,468,777

Net loss as reported	$(719,188)	$(522,372)	$(90,220)
Supplemental Pro forma net loss	$(719,188)	$(522,372)	$(116,040)

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

	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Basic and diluted loss per share:
Numerator:
Net loss from continuing operations	$(719,188)	$(522,372)	$(99,381)
Net income from discontinued operations	—	—	9,161
Loss attributable to common stockholders — basic and diluted	$(719,188)	$(522,372)	$(90,220)
Denominator:
Basic and diluted weighted average shares	54,680	54,055	53,653
Basic and diluted loss per share:
Continuing operations	$(13.15)	$(9.66)	$(1.86)
Discontinued operations	—	—	0.18
Net basic and diluted loss per share	$(13.15)	$(9.66)	$(1.68)

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

Lease Termination and Facility Exit Charges

The Company assesses stores and distribution centers for potential closure or relocation. Decisions to close or relocate stores or distribution centers in future periods would result in inventory liquidation charges, as well as impairment of assets at these locations. When a store or distribution center is closed, the Company records executory costs for leases, as well as other store or distribution center closing and liquidation costs, when incurred.

In fiscal 2023, 2022 and 2021, the Company recorded facility exit charges of $43,562, $13,296 and $11,427, respectively.

The Company calculates the liability for facility exit or disposal cost obligations to include long-term contract termination costs and costs related to the disposal of long-lived assets.

The following table reflects the accrued facility exit charges:

	Year Ended
	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Balance—beginning of period	$1,892	$2,754	$2,253
Provision for facility exit charges	461	162	793
Changes in assumptions and other adjustments	—	—	—
Interest accretion	—	—	—
Cash payments	(125)	(1,024)	(292)
Balance—end of period	$2,228	$1,892	$2,754

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

8. Income Taxes

The provision for income tax benefit from continuing operations was as follows:

	Year Ended
	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Current tax:
Federal	$(6)	$(6)	$(6,758)
State	9,082	7,454	4,145
	9,076	7,448	(2,613)
Deferred tax and other:
Federal	—	(1,301)	(12,649)
State	(15,543)	(9,927)	(4,895)

	(15,543)	(11,228)	(17,544)
Total income tax benefit	$(6,467)	$(3,780)	$(20,157)

A reconciliation of the expected statutory federal tax and the total income tax benefit from continuing operations was as follows:

	Year Ended
	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Federal statutory rate	$(152,388)	$(110,492)	$(25,103)
Nondeductible expenses	556	398	588
State income taxes, net	271,306	(45,388)	10,042
Bargain purchase gain	—	1,123	(10,018)
Decrease of previously recorded liabilities	(18,689)	(3,798)	(2,273)
Nondeductible compensation	2,045	1,551	3,764
Qualified fringe disallowance	342	224	313
Nondeductible excise tax	—	—	1,296
Stock based compensation	2,213	198	2,806
Valuation allowance	(112,037)	152,785	(2,222)
Other	185	(381)	650
Total income tax benefit	$(6,467)	$(3,780)	$(20,157)

Net loss for fiscal 2023 from continuing operations included an income tax benefit of $6,467. The state income tax expense reflected in the table above primarily resulted from the re-measurement of state deferred tax assets due to a reduced statutory Pennsylvania corporate net income tax rate. This state tax expense was offset by a corresponding income tax benefit of $256,411 to reduce the valuation allowance as a result of the reduced tax rate. Overall, an income tax benefit of $112,037 was recorded to maintain a full valuation allowance for federal deferred tax assets as well as the majority of the Company’s state deferred tax assets. These assets may not be realized based on the Company's most recent assessment that it is more likely than not that sufficient taxable income may not be generated to realize the tax benefits of the Company’s net deferred tax assets.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

Net loss for fiscal 2022 from continuing operations included an income tax benefit of $3,780, of which $152,785 of income tax expense was recorded to maintain a full valuation allowance for federal deferred tax assets as well as the majority of the Company’s state deferred tax assets. These assets may not be realized based on the Company's most recent assessment that it is more likely than not that sufficient taxable income may not be generated to realize the tax benefits of the Company’s net deferred tax assets.

Net loss for fiscal 2021 from continuing operations included income tax benefit of $20,157, of which $2,222 was recorded to maintain a full valuation allowance for federal deferred tax assets as well as the majority of the Company’s state deferred tax assets. These assets may not be realized based on the Company's most recent assessment that it is more likely than not that sufficient taxable income may not be generated to realize the tax benefits of the Company’s net deferred tax assets. Additionally, the overall tax rate includes a permanent tax benefit related to the Company’s bargain purchase gain on the Bartell acquisition resulting in an impact of 8.4%.

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

The tax effect of temporary differences that gave rise to significant components of deferred tax assets and liabilities consisted of the following as of March 4, 2023 and February 26, 2022:

	2023	2022
Deferred tax assets:
Accounts receivable	$26,769	$22,958
Accrued expenses	143,207	95,421
Pension, retirement and other benefits	40,100	67,686
Long-lived assets	364,618	299,507
Operating lease liabilities	781,721	883,713
Credits	21,955	22,917
Net operating losses	1,200,516	1,487,639
Other	271	225
Total gross deferred tax assets	2,579,157	2,880,066
Valuation allowance	(1,636,461)	(1,818,069)
Total deferred tax assets	942,696	1,061,997
Deferred tax liabilities:
Outside basis difference	5,622	5,682
Inventory	244,554	251,221
Operating lease right-of-use assets	680,152	785,023
Total gross deferred tax liabilities	930,328	1,041,926
Net deferred tax assets	$12,368	$20,071

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

Net Operating Losses and Tax Credits

As of March 4, 2023, the Company had federal net operating loss carryforwards of approximately $2,133,742. Of these, $884,668 will expire, if not utilized, between fiscal 2029 and 2031. An additional $193,961 will expire, if not utilized, between fiscal 2032 and 2038.

As of March 4, 2023, the Company had state net operating loss carryforwards of approximately $12,279,752, the majority of which will expire ratably through fiscal 2032; the net tax effect of these carryforwards is $754,483 and are reflected in the table above.

As of March 4, 2023, the Company had federal business tax credit carryforwards of $11,363, the majority of which will expire between 2024 and 2029.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

Valuation Allowances

The valuation allowances as of March 4, 2023 and February 26, 2022 apply to the net deferred tax assets of the Company. The Company maintained a valuation allowance of $1,636,461 and $1,818,069 as of March 4, 2023 and February 26, 2022, respectively. A valuation allowance has been recorded for fiscal 2023 and fiscal 2022 to reduce certain federal and state net deferred tax assets that may not be realized based on all available evidence that currently does not support the realization of these assets.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

15. Accrued Salaries, Wages and Other Current Liabilities

Accrued salaries, wages and other current liabilities consisted of the following as of March 4, 2023 and February 26, 2022:

	2023	2022
Accrued wages, benefits and other personnel costs	$190,664	$291,004
Accrued interest	18,630	18,286
Accrued sales and other taxes payable	86,920	75,068
Accrued store expense	71,398	70,537
Accrued litigation, legal and professional fees	41,205	43,200
Accrued self-insurance	25,760	28,402
Other	275,314	250,062
	$709,891	$776,559

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The following table summarizes the maturity of lease liabilities under finance and operating leases as of March 4, 2023:

	March 4, 2023
	Finance	Operating
Fiscal year	Leases	Leases(1)	Total
2024	$3,188	$677,631	$680,819
2025	7,732	593,857	601,589
2026	2,421	507,388	509,809
2027	1,567	426,503	428,070
2028	1,500	351,942	353,442
Thereafter	10,923	1,148,719	1,159,642
Total lease payments	27,331	3,706,040	3,733,371
Less: imputed interest	(8,419)	(830,694)	(839,113)
Total lease liabilities	$18,912	$2,875,346	$2,894,258
(1)	Future operating lease payments have not been reduced by minimum sublease rentals of $24.0 million due in the future under noncancelable leases.

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

Stock Options

The Company determines the fair value of stock options issued on the date of grant using the Black-Scholes-Merton option-pricing model. The Company did not grant any options in fiscal 2023, 2022 and 2021

The weighted average fair value of options granted during fiscal 2023, 2022 and 2021 was $0.00. Following is a summary of stock option transactions for the fiscal years ended March 4, 2023, February 26, 2022 and February 27, 2021:

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

The following is a reconciliation of net loss to Adjusted EBITDA for fiscal 2023, 2022 and 2021:

	March 4,	February 26,	February 27,
	2023	2022	2021
	(53 weeks)	(52 weeks)	(52 weeks)
Net loss from continuing operations	$(719,188)	$(522,372)	$(99,381)
Interest expense	224,399	191,601	201,388
Income tax benefit	(6,467)	(3,780)	(20,157)
Depreciation and amortization	276,583	295,686	327,124
LIFO charge (credit)	53,028	1,314	(51,692)
Facility exit and impairment charges	180,637	164,084	57,714
Goodwill and intangible asset impairment charges	371,200	229,000	29,852
(Gain) loss on debt modifications and retirements, net	(80,142)	3,235	(5,274)
Merger and Acquisition-related costs	—	12,797	10,549
Stock-based compensation expense	11,537	13,050	13,003
Restructuring-related costs	108,626	35,121	84,552
Inventory write-downs related to store closings	14,270	5,298	3,709
Litigation and other contractual settlements	53,882	50,212	—
(Gain) loss on sale of assets, net	(68,586)	5,505	(69,300)
Loss (gain) on Bartell acquisition	—	5,346	(47,705)
Change in estimate related to manufacturer rebate receivables	—	15,068	—
Other	9,401	4,740	3,283
Adjusted EBITDA from continuing operations	$429,180	$505,905	$437,665

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

25. Revision of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the fiscal year ended March 4, 2023, management evaluated the materiality of a misstatement in accordance with the U.S. SEC Staff’s Accounting Bulletin Nos. 99, Materiality (“SAB 99”) and 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The misstatement pertains to the Company’s historical accounting for closed store liabilities. Based on their evaluation, management concluded the misstatement is not material to the Company’s previously issued consolidated financial statements as of and for each of the three fiscal years ended March 4, 2023 and each of the interim and year-to-date periods then ended, (collectively the “previously issued financial statements”). However, as prescribed by SAB 108, in conjunction with the re-issuance of the Company’s previously issued financial statements, the misstatement has been corrected as an immaterial revision of the accompanying consolidated financial statements as of and for each of the three fiscal years ended March 4, 2023 and the related notes hereto. A summary of the nature of the misstatement and its impact on the Company’s previously issued financial statements is summarized as follows.

The Company adopted ASC 842, Leases, (“ASC 842”) on the first day of fiscal year 2020 under the alternative transition method as permissible under ASC 842. As part of this adoption, the Company elected the practical expedients, as permitted under the transition guidance, which included, among other things, the ability to carry forward existing lease classifications. Based on this election, the Company appropriately eliminated the majority of its closed store and lease exit liabilities as of the date of adoption, which had been accrued in accordance with ASC 420, Exit or Disposal Cost Obligations, (“ASC 420”). Moreover, due to the Company’s practical expedients election, variable costs, consisting primarily of real estate taxes and common area maintenance expenses, associated with store closures that occur subsequent to the adoption of ASC 842 may no longer be accrued under ASC 420, but rather recognized as expense as they are incurred.

Due to an oversight in their evaluation of an amendment to ASC 420 as a result of the adoption of ASC 842, management determined that the Company incorrectly continued to accrue estimated costs associated with store closures as a liability subsequent to the date of adoption, rather than recognize the costs as they are incurred. The impact of the misstatement resulted in an overstatement of these costs, which have historically been classified within Facility exit and impairment charges in the Company’s Consolidated Statements of Operations, and an overstatement of store closure liabilities, which have historically been classified within Accrued salaries, wages and other current liabilities (current

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

portion) and Other noncurrent liabilities (long-term portion) in the Company’s Consolidated Balance Sheets. The misstatement had no impact on the Company’s previously issued consolidated financial statements as of and for the fiscal year ended February 29, 2020 and each of the interim and year-to-date periods then ended.

A summary of revisions to the Company’s previously reported financial statements is presented below.

As of and for the fiscal year ended March 4, 2023

	Previously		As
(In 000’s, except per share amounts )	Reported	Adjustment	Revised
Balance Sheet:
Accrued salaries, wages, and other current liabilities	$724,529	$(14,638)	$709,891
Total current liabilities	2,727,875	(14,638)	2,713,237
Other noncurrent liabilities	130,482	(32,905)	97,577
Total liabilities	8,169,138	(47,543)	8,121,595
Accumulated deficit	(6,601,517)	(47,543)	(6,553,974)
Total stockholders’ (deficit) equity	(641,776)	(47,543)	(594,233)

Statements of Operations and Comprehensive Loss:
Facility exit and impairment charges	$211,385	$(30,748)	$180,637
Loss from continuing operations before income taxes	(756,403)	30,748	(725,655)
Net loss from continuing operations	(749,936)	30,748	(719,188)
Net loss	(749,936)	30,748	(719,188)
Comprehensive loss	(749,351)	30,748	(718,603)
Basic and diluted loss per share from continuing operations	(13.71)	0.56	(13.15)
Net basic and diluted loss per share	(13.71)	0.56	(13.15)

Statement of Cash Flows:
Net loss	$(749,936)	$30,748	$(719,188)
Net loss from continuing operations	(749,936)	30,748	(719,188)
Facility exit and impairment charges	211,385	(30,748)	180,637

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

As of and for the fiscal year ended February 26, 2022

	Previously		As
(In 000’s, except per share amounts)	Reported	Adjustment	Revised
Balance Sheet:
Accrued salaries, wages, and other current liabilities	$780,632	$(4,073)	$776,559
Total current liabilities	2,933,088	(4,073)	2,929,015
Other noncurrent liabilities	151,976	(12,722)	139,254
Total liabilities	8,429,970	(16,795)	8,413,175
Accumulated deficit	(5,851,581)	16,795	(5,834,786)
Total stockholders’ (deficit) equity	99,033	16,795	115,828

Statements of Operations and Comprehensive Loss:
Facility exit and impairment charges	$180,190	$(16,106)	$164,084
Loss from continuing operations before income taxes	(542,258)	16,106	(526,152)
Net loss from continuing operations	(538,478)	16,106	(522,372)
Net loss	(538,478)	16,106	(522,372)
Comprehensive loss	(529,861)	16,106	(513,755)
Basic and diluted loss per share from continuing operations	(9.96)	0.30	(9.66)
Net basic and diluted loss per share	(9.96)	0.30	(9.66)

Statement of Cash Flows:
Net loss	$(538,478)	$16,106	$(522,372)
Net loss from continuing operations	(538,478)	16,106	(522,372)
Facility exit and impairment charges	180,190	(16,106)	164,084

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended March 4, 2023, February 26, 2022 and February 27, 2021

(In thousands, except per share amounts)

As of and for the fiscal year ended February 27, 2021

	Previously		As
(In 000’s, except per share amounts)	Reported	Adjustment	Revised
Balance Sheet:
Accrued salaries, wages, and other current liabilities	$642,364	$854	$643,218
Total current liabilities	2,602,946	854	2,603,800
Other noncurrent liabilities	208,213	(1,543)	206,670
Total liabilities	8,720,250	(689)	8,719,561
Accumulated deficit	(5,313,103)	689	(5,312,414)
Total stockholders’ (deficit) equity	615,154	689	615,843

Statements of Operations and Comprehensive Loss:
Facility exit and impairment charges	$58,403	$(689)	$57,714
Loss from continuing operations before income taxes	(120,227)	689	(119,538)
Net loss from continuing operations	(100,070)	689	(99,381)
Net loss	(90,909)	689	(90,220)
Comprehensive loss	(66,065)	689	(65,376)
Basic and diluted loss per share from continuing operations	(1.87)	0.01	(1.86)
Net basic and diluted loss per share	(1.69)	0.01	(1.68)

Statement of Cash Flows:
Net loss	$(90,909)	$689	$(90,220)
Net loss from continuing operations	(100,070)	689	(99,381)
Facility exit and impairment charges	58,403	(689)	57,714

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