Form 10-Q/A
period 2023-06-03
RITE AID CORP
filed 2024-07-25
CIK 84129

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

Not Applicable

Securities registered pursuant to Section 12(b) of the Act: None (*)

(*) On October 17, 2023, Rite Aid Corporation’s common stock, which previously traded on the New York Stock Exchange under the symbol RAD, began trading exclusively on the over-the-counter market under the symbol RADCQ. On October 31, 2023, the New York Stock Exchange filed a Form 25-NSE with the U.S. Securities and Exchange Commission and Rite Aid Corporation’s common stock was subsequently delisted from the New York Stock Exchange. On January 29, 2024, Rite Aid Corporation’s common stock was deregistered under Section 12(b) of the Securities Exchange Act of 1934, as amended.

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

The registrant had 55,974,015 shares of its $1.00 par value common stock outstanding as of July 22, 2024.

EXPLANATORY NOTE

Rite Aid Corporation (“Rite Aid,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment" or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 3, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on July 11, 2023 (the “Original Form 10-Q”) to make certain changes, as described below.

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

However, due to the discovery of this error, we reevaluated the effectiveness of our internal control over financial reporting (“ICFR”) as of March 4, 2023 and identified a material weakness in our ICFR. For a more detailed description of this material weakness, refer to Part I, Item 4,“Controls and Procedures.” This Amendment therefore amends our assessment of our disclosure controls and procedures to indicate that they were not effective as of June 3, 2023 because of this material weakness.

In conjunction with filing this Amendment, we determined it was appropriate to revise the previously issued financial statements and the related notes thereto to reflect the impact of the immaterial misstatement in the periods impacted. For additional information and a more detailed discussion, refer to Note 16 Revision of Previously Issued Consolidated Financial Statements. The revised consolidated financial statements for the fiscal years ended March 4, 2023, February 26, 2022 and February 27, 2021 can be found in Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10K/A, filed with the SEC on July 25, 2024 (the “Fiscal 2023 10-K/A”). The revised condensed consolidated financial statements for the quarterly periods ended June 3, 2023 and May 28, 2022 are provided in Item 1 of this 10-Q/A.

The following Items of the Original Form 10-Q have been amended as set forth in this Form 10-Q/A:

●	Part I, Item 1. “Financial Statements”
●	Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results”
●	Part I, Item 4. “Controls and Procedures”
●	Part II, Item 1A. “Risk Factors.”

In addition, Part II, Item 6 “Exhibits” also has been amended to include new certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The new certifications are attached to this Amendment as Exhibits 31.1, 31.2, and 32. The other Items of the Original Form 10-Q have not been amended and, accordingly, have not been repeated in this Amendment.

The only changes to the Original Form 10-Q are related to the matters described above. Except as described above, this Amendment does not amend, update, or change any other item or disclosure in the Original Form 10-Q and does not purport to reflect any information or event subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Form 10-Q was filed, and the Company has not undertaken herein to amend, update, or change any information contained in the Original Form 10-Q to give effect to any event following the date of filing of the Original Form 10-Q, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and any subsequent filing with the SEC.

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

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results” included herein and in our Fiscal 2023 10-K/A, as well as in “Part I – Item 1A. Risk Factors” of our Fiscal 2023 10-K/A. To the extent that COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the risk factors described herein and in our Fiscal 2023 10-K/A.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	June 3,	March 4,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$135,527	$157,151
Accounts receivable, net	1,392,348	1,149,958
Inventories, net of LIFO reserve of $547,432 and $539,932	1,950,413	1,900,744
Prepaid expenses and other current assets	171,175	93,194
Total current assets	3,649,463	3,301,047
Property, plant and equipment, net	892,540	907,771
Operating lease right-of-use assets	2,457,110	2,497,206
Goodwill	356,436	507,936
Other intangibles, net	244,883	250,112
Deferred tax assets	12,368	12,368
Other assets	37,618	50,922
Total assets	$7,650,418	$7,527,362
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$6,060	$6,332
Accounts payable	1,505,741	1,494,611
Accrued salaries, wages and other current liabilities	756,915	709,891
Current portion of operating lease liabilities	488,712	502,403
Total current liabilities	2,757,428	2,713,237
Long-term debt, less current maturities	3,327,970	2,925,258
Long-term operating lease liabilities	2,345,277	2,372,943
Lease financing obligations, less current maturities	12,151	12,580
Other noncurrent liabilities	107,188	97,577
Total liabilities	8,550,014	8,121,595
Commitments and contingencies	—	—
Stockholders’ deficit:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 56,708 and 56,629	56,708	56,629
Additional paid-in capital	5,918,931	5,917,964
Accumulated deficit	(6,860,383)	(6,553,974)
Accumulated other comprehensive loss	(14,852)	(14,852)
Total stockholders’ deficit	(899,596)	(594,233)
Total liabilities and stockholders’ deficit	$7,650,418	$7,527,362

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	June 3, 2023	May 28, 2022
Revenues	$5,653,162	$6,014,583
Costs and expenses:
Cost of revenues	4,474,636	4,817,854
Selling, general and administrative expenses	1,255,223	1,217,929
Facility exit and impairment charges	19,692	41,821
Goodwill and intangible asset impairment charges	151,500	—
Interest expense	65,220	48,119
Gain on sale of assets, net	(8,193)	(29,196)
	5,958,078	6,096,527
Loss before income taxes	(304,916)	(81,944)
Income tax expense	1,493	3,497
Net loss	$(306,409)	$(85,441)
Computation of loss attributable to common stockholders:
Net loss attributable to common stockholders — basic and diluted	$(306,409)	$(85,441)

Basic and diluted loss per share	$(5.55)	$(1.57)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	June 3, 2023	May 28, 2022
Net loss	$(306,409)	$(85,441)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	—	—
Change in fair value of interest rate cap	—	—
Total other comprehensive income	—	—
Comprehensive loss	$(306,409)	$(85,441)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE MARCH 4, 2023	56,629	$56,629	$5,917,964	$(6,553,974)	$(14,852)	$(594,233)
Net loss				(306,409)		(306,409)
Other comprehensive loss:
Comprehensive loss						(306,409)
Issuance of restricted stock	256	256	(256)			—
Shares issued under the performance-based incentive plans	44	44	(44)			—
Exchange of restricted shares for taxes	(18)	(18)	(28)			(46)
Cancellation of restricted stock	(203)	(203)	203			—
Amortization of restricted stock balance			1,201			1,201
Amortization of performance-based incentive plans			(109)			(109)
BALANCE JUNE 3, 2023	56,708	$56,708	$5,918,931	$(6,860,383)	$(14,852)	$(899,596)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE FEBRUARY 26, 2022	55,752	$55,752	$5,910,299	$(5,834,786)	$(15,437)	$115,828
Net loss				(85,441)		(85,441)
Other comprehensive loss:
Comprehensive loss						(85,441)
Issuance of restricted stock	61	61	(61)			—
Exchange of restricted shares for taxes	(63)	(63)	(490)			(553)
Cancellation of restricted stock	(127)	(127)	127			—
Amortization of restricted stock balance			3,324			3,324
Stock-based compensation expense			201			201
Amortization of performance-based incentive plans			(190)			(190)
BALANCE MAY 28, 2022	55,623	$55,623	$5,913,210	$(5,920,227)	$(15,437)	$33,169

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	June 3, 2023	May 28, 2022
Operating activities:
Net loss	$(306,409)	$(85,441)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	65,895	70,073
Facility exit and impairment charges	19,692	41,821
Goodwill and intangible asset impairment charges	151,500	—
LIFO charge	7,500	—
Gain on sale of assets, net	(8,193)	(29,196)
Change in allowances for uncollectible accounts receivable	4,004	3,763
Stock-based compensation expense	1,081	3,334
Changes in operating assets and liabilities:
Accounts receivable	(246,838)	(104,458)
Inventories	(57,169)	(15,827)
Accounts payable	20,558	(137,572)
Operating lease right-of-use assets and operating lease liabilities	(10,857)	(14,812)
Other assets	(64,687)	751
Other liabilities	51,385	15,327
Net cash used in operating activities	(372,538)	(252,237)
Investing activities:
Payments for property, plant and equipment	(35,891)	(73,176)
Intangible assets acquired	(11,612)	(12,248)
Proceeds from dispositions of assets and investments	8,157	30,839
Net cash used in investing activities	(39,346)	(54,585)
Financing activities:
Net proceeds from revolver	400,000	291,000
Principal payments on long-term debt	(1,009)	(977)
Change in zero balance cash accounts	(8,272)	33,691
Financing fees paid for early debt redemption	(51)	—
Payments for taxes related to net share settlement of equity awards	(46)	(553)
Deferred financing costs paid	(362)	—
Net cash provided by financing activities	390,260	323,161
(Decrease) increase in cash and cash equivalents	(21,624)	16,339
Cash and cash equivalents, beginning of period	157,151	39,721
Cash and cash equivalents, end of period	$135,527	$56,060

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. The accompanying financial information reflects all adjustments which are of a recurring nature and, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the thirteen week period ended June 3, 2023 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Rite Aid Corporation (“Rite Aid”) and Subsidiaries (together with Rite Aid, the “Company”) Fiscal 2023 10-K/A.

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

	Thirteen Week Period Ended
	June 3,	May 28,
	2023	2022
Basic and diluted loss per share:
Numerator:
Net loss attributable to common stockholders — basic and diluted	$(306,409)	$(85,441)
Denominator:
Basic and diluted weighted average shares	55,179	54,348

Basic and diluted loss per share	$(5.55)	$(1.57)

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

4. Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week Period
	Ended
	June 3,	May 28,
	2023	2022
Impairment charges	$11,738	$35,036
Facility exit charges	7,954	6,785
	$19,692	$41,821

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

The following table reflects the accrued facility exit charges:

	Thirteen Week Period
	Ended
	June 3,	May 28,
	2023	2022
Balance—beginning of period	$2,228	$1,892
Provision for facility exit charges	155	—
Changes in assumptions and other adjustments	—	—
Interest accretion	—	—
Cash payments	(464)	(36)
Balance—end of period	$1,919	$1,856

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

6. Income Taxes

The Company recorded an income tax expense of $1,493 and $3,497 for the thirteen week periods ended June 3, 2023 and May 28, 2022, respectively. The effective tax rate for the thirteen week periods ended June 3, 2023 and May 28, 2022 was (0.5)% and (4.3)%, respectively. The effective tax rate for the thirteen week periods ended June 3, 2023 May 28, 2022 was net of an adjustment of (27.6)% and (37.5)%, respectively, to adjust the valuation allowance against deferred tax assets.

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

The Company regularly evaluates valuation allowances established for deferred tax assets for which future realization is uncertain. Management will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. The Company continues to maintain a valuation allowance against net deferred tax assets of $1,720,476 and $1,636,461, which relates to federal and state deferred tax assets that may not be realized based on the Company's future projections of taxable income at June 3, 2023 and March 4, 2023, respectively.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The following is a reconciliation of net loss to Adjusted EBITDA for the thirteen week periods ended June 3, 2023 and May 28, 2022:

	June 3,	May 28,
	2023	2022
	(13 weeks)	(13 weeks)
Net loss	$(306,409)	$(85,441)
Interest expense	65,220	48,119
Income tax expense	1,493	3,497
Depreciation and amortization	65,895	70,073
LIFO charge	7,500	—
Facility exit and impairment charges	19,692	41,821
Goodwill and intangible asset impairment charges	151,500	—
Stock-based compensation expense	1,081	3,334
Restructuring-related costs	78,130	22,646
Inventory write-downs related to store closings	2,057	7,955
Litigation and other contractual settlements	11,050	18,271
Gain on sale of assets, net	(8,193)	(29,196)
Other	2,699	(949)
Adjusted EBITDA	$91,715	$100,130

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

16. Revision of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the fiscal year ended March 4, 2023, management evaluated the materiality of a misstatement in accordance with the U.S. SEC Staff’s Accounting Bulletin Nos. 99, Materiality (“SAB 99”) and 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The misstatement pertains to the Company’s historical accounting for closed store liabilities. Based on their evaluation, management concluded the misstatement is not material to the Company’s previously issued consolidated financial statements as of and for each of the three fiscal years ended March 4, 2023 and each of the interim and year-to-date periods then ended, (collectively the “previously issued financial statements”). However, as prescribed by SAB 108, in conjunction with the re-issuance of the Company’s previously issued financial statements, the misstatement has been corrected as an immaterial revision of the accompanying condensed consolidated financial statements as of and for each of the thirteen week periods ended June 3, 2023 and May 28, 2022 and the related notes hereto. A summary of the nature of the misstatement and its impact on the Company’s previously issued financial statements is summarized as follows.

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

Due to an oversight in their evaluation of an amendment to ASC 420 as a result of the adoption of ASC 842, management determined that the Company incorrectly continued to accrue estimated costs associated with store closures

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

as a liability subsequent to the date of adoption, rather than recognize the costs as they are incurred. The impact of the misstatement resulted in an overstatement of these costs, which have historically been classified within Facility exit and impairment charges in the Company’s Condensed Consolidated Statements of Operations, and an overstatement of store closure liabilities, which have historically been classified within Accrued salaries, wages and other current liabilities (current portion) and Other noncurrent liabilities (long-term portion) in the Company’s Condensed Consolidated Balance Sheets.

A summary of revisions to the Company’s previously reported financial statements is presented below.

As of and for the thirteen week period ended June 3, 2023

	Previously		As
(In 000’s, except per share amounts )	Reported	Adjustment	Revised
Balance Sheet:
Accrued salaries, wages, and other current liabilities	$772,058	$(15,143)	$756,915
Total current liabilities	2,772,571	(15,143)	2,757,428
Other noncurrent liabilities	139,897	(32,709)	107,188
Total liabilities	8,597,866	(47,852)	8,550,014
Accumulated deficit	(6,908,235)	47,852	(6,860,383)
Total stockholders’ (deficit) equity	(947,448)	47,852	(899,596)

Statements of Operations and Comprehensive Loss:
Facility exit and impairment charges	$20,001	$(309)	$19,692
Loss before income taxes	(305,225)	309	(304,916)

Net loss	(306,718)	309	(306,409)
Comprehensive loss	(306,718)	309	(306,409)
Basic and diluted loss per share	(5.56)	0.01	(5.55)

Statement of Cash Flows:
Net loss	$(306,718)	$309	$(306,409)

Facility exit and impairment charges	20,001	(309)	19,692

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Periods Ended June 3, 2023 and May 28, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

As of and for the thirteen week period ended May 28, 2022

	Previously		As
(In 000’s, except per share amounts)	Reported	Adjustment	Revised
Balance Sheet:
Accrued salaries, wages, and other current liabilities	$787,591	$(13,560)	$774,031
Total current liabilities	2,828,237	(13,560)	2,814,677
Other noncurrent liabilities	162,457	(27,985)	134,472
Total liabilities	8,558,149	(41,545)	8,516,604
Accumulated deficit	(5,961,772)	41,545	(5,920,227)
Total stockholders’ (deficit) equity	(8,376)	41,545	33,169

Statements of Operations and Comprehensive Loss:
Facility exit and impairment charges	$66,571	$(24,750)	$41,821
Loss before income taxes	(106,694)	24,750	(81,944)

Net loss	(110,191)	24,750	(85,441)
Comprehensive loss	(110,191)	24,750	(85,441)
Basic and diluted loss per share	(2.03)	0.46	(1.57)

Statement of Cash Flows:
Net loss	$(110,191)	$24,750	$(85,441)

Facility exit and impairment charges	66,571	(24,750)	41,821

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results

The Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations set forth below gives effect to the revision of our previously issued condensed consolidated financial statements for each of the thirteen week periods ended June 3, 2023 and May 28, 2022 to correct an error in the periods impacted. For additional information and a detailed discussion of the revision and recast, refer to Note 16 Revision of Previously Issued Consolidated Financial Statements included in Part I Item 1.

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

Overview of Financial Results

Our net loss for the thirteen week period ended June 3, 2023 was $306.4 million or $5.55 per basic and diluted share compared to a net loss of $85.4 million or $1.57 per basic and diluted share for the thirteen week period ended May 28, 2022. The increase in net loss for the thirteen week period ended June 3, 2023 was due primarily to a non-cash charge to write down Elixir goodwill, which was driven by performance in EI’s Individual Part D Plan and our decision to exit the Individual Part D market beginning in January 2024. Other factors contributing to the higher net loss were higher restructuring-related charges, a lower gain on sale of assets, higher interest expense, and a decrease in Adjusted EBITDA. These items were partially offset by decreased facility exit and impairment charges.

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

Consolidated Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended
	June 3,	May 28,
	2023	2022

	(dollars in thousands except per share amounts)
Revenues(a)	$5,653,162	$6,014,583
Revenue decline	(6.0)%	(2.4)%
Net loss	$(306,409)	$(85,441)
Net loss per diluted share	$(5.55)	$(1.57)
Adjusted EBITDA(b)	$91,715	$100,130
Adjusted Net Loss(b)	$(39,797)	$(21,272)
Adjusted Net Loss per Diluted Share(b)	$(0.72)	$(0.39)
(a)	Revenues for the thirteen week periods ended June 3, 2023 and May 28, 2022 exclude $35,321 and $56,630, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

Revenues

Revenues decreased 6.0% for the thirteen weeks ended June 3, 2023, compared to a decrease of 2.4% for the thirteen weeks ended May 28, 2022. Revenues for the thirteen week period ended June 3, 2023 were impacted by a $529.7 million decrease in Pharmacy Services Segment revenues partially offset by a $147.0 million increase in Retail Pharmacy Segment revenues.

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended
	June 3,	May 28,
	2023	2022

Cost of revenues(a)	$4,474,636	$4,817,854
Gross profit	1,178,526	1,196,729
Gross margin	20.8%	19.9%
Selling, general and administrative expenses	$1,255,223	$1,217,929
Selling, general and administrative expenses as a percentage of revenues	22.2%	20.2%
Facility exit and impairment charges	19,692	41,821
Goodwill and intangible asset impairment charges	151,500	—
Interest expense	65,220	48,119
Gain on sale of assets, net	(8,193)	(29,196)
(a)	Cost of revenues for the thirteen week periods ended June 3, 2023 and May 28, 2022 exclude $35,321 and $56,630, respectively, of inter-segment activity that is eliminated in consolidation.

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

Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week
	Period Ended
	June 3,	May 28,
	2023	2022
Impairment charges	$11,738	$35,036
Facility exit charges	7,954	6,785
	$19,692	$41,821

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results—Facility Exit and Impairment Charges” included in our Fiscal 2023 10-K/A for a detailed description of our impairment and lease termination methodology.

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

Income Taxes

We recorded an income tax expense of $1.5 million and $3.5 million for the thirteen week periods ended June 3, 2023 and May 28, 2022, respectively. The effective tax rate for the thirteen week periods ended June 3, 2023 and May 28, 2022 was (0.5)% and (4.3)%, respectively. The effective tax rate for the thirteen week periods ended June 3, 2023 and May 28, 2022 was net of an adjustment of (27.6)% and (37.5)%, respectively, to adjust the valuation allowance against deferred tax assets.

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

We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain. We will continue to monitor all available evidence related to the net deferred tax assets that may change the most recent assessment, including events that have occurred or are anticipated to occur. We continue to maintain a valuation allowance against net deferred tax assets of $1,720.5 million and $1,636.5 million, which relates to federal and state deferred tax assets that may not be realized based on our future projections of taxable income at June 3, 2023 and March 4, 2023, respectively.

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

	June 3,	March 4,
In millions	2023	2023
Due from EI	$100.7	$18.0
Other current assets	3,458.1	3,184.5
Total current assets	$3,558.8	$3,202.5

Operating lease right-of-use assets	$2,457.1	$2,497.2
Goodwill	356.4	507.9
Other noncurrent assets	1,213.6	1,256.0
Total noncurrent assets	$4,027.1	$4,261.1

Due to EI	$—	$—
Other current liabilities	2,701.0	2,657.5
Total current liabilities	$2,701.0	$2,657.5

Long-term debt less current maturities	$3,328.0	$2,925.3
Long-term operating lease liabilities	2,345.3	2,372.9
Other noncurrent liabilities	111.3	102.2
Total noncurrent liabilities	$5,784.6	$5,400.4

Thirteen Week Period Ended
In millions	June 3, 2023
Revenues(a)	$5,588.0
Cost of revenues(b)	4,404.0
Gross profit	1,184.0

Net loss	$(295.8)

Net loss attributable to Rite Aid	$(306.4)
(a)	Includes $14.8 million of revenues generated from the non-guarantor for the thirteen week period ended June 3, 2023.
(b)	Includes $14.7 million of cost of revenues incurred in transactions with the non-guarantor for the thirteen week period ended June 3, 2023.

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

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results — Critical Accounting Policies and Estimates” included in our Fiscal 2023 10-K/A.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, operations and industry, refer to “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results” included in our Fiscal 2023 10-K/A.

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

The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the thirteen week periods ended June 3, 2023 and May 28, 2022:

	Thirteen Week Period Ended
	June 3,	May 28,
	2023	2022

Net loss	$(306,409)	$(85,441)
Interest expense	65,220	48,119
Income tax expense	1,493	3,497
Depreciation and amortization	65,895	70,073
LIFO charge	7,500	—
Facility exit and impairment charges	19,692	41,821
Goodwill and intangible asset impairment charges	151,500	—
Stock-based compensation expense	1,081	3,334
Restructuring-related costs	78,130	22,646
Inventory write-downs related to store closings	2,057	7,955
Litigation and other contractual settlements	11,050	18,271
Gain on sale of assets, net	(8,193)	(29,196)
Other	2,699	(949)
Adjusted EBITDA	$91,715	$100,130

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

	Thirteen Week Period Ended
	June 3,	May 28,
	2023	2022

Net loss	$(306,409)	$(85,441)
Add back - Income tax expense	1,493	3,497
Loss before income taxes	(304,916)	(81,944)
Adjustments:
Amortization expense	17,133	20,626
LIFO charge	7,500	—
Goodwill and intangible asset impairment charges	151,500	—
Restructuring-related costs	78,130	22,646
Litigation and other contractual settlements	11,050	18,271
Adjusted loss before income taxes	(39,603)	(20,401)
Adjusted income tax expense (a)	194	871
Adjusted net loss	$(39,797)	$(21,272)
Net loss per diluted share	$(5.55)	$(1.57)
Adjusted net loss per diluted share	$(0.72)	$(0.39)
(a)	The fiscal year 2024 and 2023 adjustments to the income tax provision include adjustments to the GAAP basis tax provision commensurate with non-GAAP adjustments and certain discrete tax items, when applicable, was used for the thirteen weeks ended June 3, 2023 and May 28, 2022, respectively.

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

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 3, 2023. Based on such evaluation, at the time the Original Report was filed, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 3, 2023, to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Subsequent to that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 3, 2023, because of the material weaknesses in our internal control over financial reporting discussed below.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As reported in our 2023 Form 10-K/A, we did not maintain effective internal control over financial reporting as of May 1, 2023, as a result of material weaknesses in the control environment and control activities areas. Refer to our 2023 Form 10-K/A for a description of our material weaknesses.

Remediation

As more fully discussed in the Fiscal 2023 Form 10K/A, to remediate the material weakness referenced above, the Company has implemented or plans to implement the remediation initiatives described in Part II, Item 9A of the Fiscal 2023 Form 10K/A, and will continue to evaluate the remediation and plans to implement additional measures in the future.

(b) Changes in Internal Control over Financial Reporting

Other than as described above in connection with our material weaknesses discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 3, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  Risk Factors

In addition to the information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I — Item 1A. Risk Factors” in our Fiscal 2023 Form 10-K/A, which could materially affect our business, financial condition or future results.

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective as of June 3, 2023. Failure to remediate the material weakness or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements or cause us to fail to meet our periodic reporting obligations.

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

Due to the discovery of this error, we reevaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting and identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of the material weakness, see Part II, Item 9A, “Controls and Procedures” of our Fiscal 2023 10-K/A. In conjunction with filing this Amendment, we determined to revise the previously issued financial statements and the related notes thereto included in the Original Form 10-Q to reflect the impact of the error in the periods impacted. For additional information and a detailed discussion of the revision, refer to Note 16 Revision of Previously Issued Consolidated Financial Statements.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness. However, we may not be successful in promptly remediating the material weaknesses identified by management or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. Our management may also be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremedied material weaknesses in internal control over financial reporting. Any failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, including due to a failure to remediate the material weakness or the discovery or occurrence of any additional material weaknesses in our internal control over financial reporting in the future, could adversely affect our ability to prepare financial statements within required time periods and record, process and report financial information accurately, which could result in material misstatements in our financial statements, cause us to fail to meet our reporting and financial obligations, negatively impact the price of our common stock, limit our liquidity and access to capital markets, adversely affect our business, harm our reputation or subject us to litigation or investigations requiring management resources and payment of legal and other expenses. In addition, our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Exhibit 4.13 to Form 10-Q, filed on January 4, 2023
10.1	†	2010 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2010
10.2	†	Amendment No. 1, dated September 21, 2010, to the 2010 Omnibus Equity Plan	Exhibit 10.7 to Form 10-Q, filed on October 7, 2010
10.3	†	Amendment No. 2, dated January 16, 2013, to the 2010 Omnibus Equity Plan	Exhibit 10.8 to Form 10-K, filed on April 23, 2013
10.4	†	2012 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 25, 2012

Exhibit Numbers		Description	Incorporation By Reference To
10.5	†	Amendment No. 1, dated January 16, 2013, to the 2012 Omnibus Equity Plan	Exhibit 10.10 to Form 10-K, filed on April 23, 2013
10.6	†	2014 Omnibus Equity Plan	Exhibit 10.1 to Form 8-K, filed on June 23, 2014
10.7	†	Form of Award Agreement	Exhibit 10.2 to Form 8-K, filed on May 15, 2012
10.8	†	Executive Incentive Plan for Officers of Rite Aid Corporation	Exhibit 10.1 to Form 8-K, filed on February 24, 2012
10.9	†	Employment Agreement by and between Rite Aid Corporation and Jocelyn Konrad dated as of August 18, 2015	Exhibit 10.1 to Form 10-Q, filed on January 6, 2016
10.10		Credit Agreement, dated as of December 20, 2018, among Rite Aid Corporation, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on December 20, 2018
10.11		First Amendment to Credit Agreement, dated as of January 6, 2020, among Rite Aid Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.	Exhibit 10.1 to Form 8-K, filed on January 7, 2020
10.12		Second Amendment to Credit Agreement, dated as of August 20, 2021, among Rite Aid Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent	Exhibit 9.01 to Form 8-K, filed on August 23, 2021
10.13		Third Amendment to Credit Agreement, dated as of December 1, 2022, among Rite Aid Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent	Exhibit 9.01 to Form 8-K/A, filed on December 6, 2022
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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.15	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.16	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of March 12, 2019	Exhibit 10.34 to Form 10-Q, filed on July 11, 2019
10.17	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of December 5, 2017	Exhibit 10.35 to Form 10-Q, filed on July 11, 2019
10.18	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of August 10, 2016	Exhibit 10.36 to Form 10-Q, filed on July 11, 2019
10.19	†	Employment Agreement by and between Rite Aid Corporation and Brian Hoover, dated as of January 1, 2001	Exhibit 10.37 to Form 10-Q, filed on July 11, 2019

Exhibit Numbers		Description	Incorporation By Reference To
10.20	†*	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.21	†**	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.22	†	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019	Exhibit 10.2 to Form 8-K, filed on August 12, 2019
10.23	†	Employment Agreement by and between Rite Aid Corporation and Jessica Kazmaier, dated as of March 12, 2019	Exhibit 10.43 to Form 10-K filed on April 27, 2020
10.24	†	Amendment to Employment Agreement by and between Jessica Kazmaier, dated as of November 6, 2019	Exhibit 10.44 to Form 10-K filed on April 27, 2020
10.25	†	Employment Agreement by and between Justin Mennen, dated as of December 7, 2018	Exhibit 10.45 to Form 10-K filed on April 27, 2020
10.26	†	Amendment to Employment Agreement by and between Justin Mennen, dated November 6, 2019	Exhibit 10.46 to Form 10-K filed on April 27, 2020
10.27	†	Employment Agreement by and between Rite Aid Corporation and Andre Persaud, dated as of January 28, 2020	Exhibit 10.47 to Form 10-K filed on April 27, 2020
10.28	†	Employment Agreement by and between Rite Aid Corporation and Paul D. Gilbert, as of July 29, 2020	Exhibit 10.46 to Form 10-Q filed on October 6, 2020
10.29	†	Rite Aid Corporation Amended and Restated 2020 Omnibus Equity Plan, as amended	Appendix B-1 to Schedule 14A (Definitive Proxy Statement) filed on June 10, 2022
10.30	†	Rite Aid Corporation Amended and Restated 2020 Omnibus Equity Plan	Appendix B-1 to Schedule 14A (Definitive Proxy Statement) filed on May 20, 2021
10.31	†	Form Award Agreement (Executive) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.2 to Form 8-K filed on July 8, 2020
10.32	†	Form Award Agreement (Non-employee Director) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.3 to Form 8-K filed on July 8, 2020
10.33	†	Offer Letter, by and between Rite Aid Corporation and Steven K. Bixler dated September 11, 2022	Exhibit 10.1 to Form 8-K, filed on September 12, 2022
10.34	†	Separation Agreement by and between Rite Aid Corporation and Heyward Donigan dated January 7, 2023	Exhibit 10.1 to Form 8-K filed on January 9, 2023
10.35	†	Offer Letter by and between Rite Aid Corporation and Elizabeth “Busy” Burr dated January 7, 2023	Exhibit 10.2 to Form 8-K filed on January 9, 2023
10.36	†	Letter Agreement with Matthew Schroeder dated as of April 28, 2023	Exhibit 10.36 to Form 10-Q filed on July 11, 2023
10.37	†	Letter Agreement with Justin Mennen dated as of April 28, 2023	Exhibit 10.37 to Form 10-Q filed on July 11, 2023
22		List of Subsidiary Guarantors	Exhibit 22 to Form 10-Q filed on July 11, 2023
31.1		Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2		Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32		Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH		XBRL Taxonomy Extension Schema Document.	Filed herewith

Exhibit Numbers	Description	Incorporation By Reference To
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

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

Date: July 25, 2024	RITE AID CORPORATION

	By:	/s/ MATTHEW C. SCHROEDER
Matthew C. Schroeder
Executive Vice President and Chief Financial Officer

Date: July 25, 2024	By:	/s/ STEVEN BIXLER
Steven Bixler
Senior Vice President and Chief Accounting Officer