Form 10-Q/A
period 2023-09-02
RITE AID CORP
filed 2024-07-25
CIK 84129

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

EXPLANATORY NOTE

Rite Aid Corporation (“Rite Aid,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment" or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 2, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on October 17, 2023 (the “Original Form 10-Q”) to make certain changes, as described below.

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

However, due to the discovery of this error, we reevaluated the effectiveness of our internal control over financial reporting (“ICFR”) as of March 4, 2023 and identified a material weakness in our ICFR. For a more detailed description of this material weakness, refer to Part I, Item 4,“Controls and Procedures.” This Amendment therefore amends our assessment of our disclosure controls and procedures to indicate that they were not effective as of September 2, 2023 because of this material weakness.

In conjunction with filing this Amendment, we determined it was appropriate to revise the previously issued financial statements and the related notes thereto to reflect the impact of the immaterial misstatement in the periods impacted. For additional information and a more detailed discussion, refer to Note 17 Revision of Previously Issued Consolidated Financial Statements. The revised consolidated financial statements for the fiscal years ended March 4, 2023, February 26, 2022 and February 27, 2021 can be found in Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K/A, filed with the SEC on July 25, 2024 (the “Fiscal 2023 10-K/A”). The revised condensed consolidated financial statements for the quarterly periods ended June 3, 2023 and May 28, 2022 can be found in Item 1 “Financial Statements” of the Company’s June 3, 2023 amended Form 10-Q/A, filed with the SEC on July 25, 2024 (the “Q1 2023 10-Q/A”). The revised condensed consolidated financial statements for the thirteen and twenty-six week periods ended September 2, 2023 and August 27, 2022 are provided in Item 1 of this amended Quarterly Report on Form 10-Q/A.

This following Items of the Original Form 10-Q have been amended as set forth in this Form 10-Q/A:

●Part I, Item 1. “Financial Statements”
●Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results”
●Part I, Item 4. “Controls and Procedures”
●Part II, Item 1A. “Risk Factors.”

In addition, Part II, Item 6 “Exhibits” of the Original Form 10-Q also has been amended to include new certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The new certifications are attached to this Amendment as Exhibits 31.1, 31.2, and 32. The other Items of the Original Form 10-Q have not been amended and, accordingly, have not been repeated in this Amendment.

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

We undertake no obligation to update or revise the forward-looking statements included in this report, whether as a result of new information, future events or otherwise, after the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences are discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results” included herein and in our Fiscal 2023 10-K/A, and our Q1 2023 10-Q/A, as well as in “Part I – Item 1A. Risk Factors” of the Fiscal 2023 10-K/A, “Part II – Item 1A. Risk Factors” in our Q1 2023 10-Q/A and in “Part II – Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q/A. To the extent that COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the risk factors described herein and in our Fiscal 2023 10-K/A.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(unaudited)

	September 2,	March 4,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$92,926	$157,151
Accounts receivable, net	1,472,755	1,149,958
Inventories, net of LIFO reserve of $554,932 and $539,932	1,993,873	1,900,744
Prepaid expenses and other current assets	179,099	93,194
Total current assets	3,738,653	3,301,047
Property, plant and equipment, net	790,001	907,771
Operating lease right-of-use assets	2,239,043	2,497,206
Goodwill	90,436	507,936
Other intangibles, net	201,572	250,112
Deferred tax assets	12,368	12,368
Other assets	53,879	50,922
Total assets	$7,125,952	$7,527,362
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and lease financing obligations	$3,773,356	$6,332
Accounts payable	1,428,286	1,494,611
Accrued salaries, wages and other current liabilities	876,719	709,891
Current portion of operating lease liabilities	422,233	502,403
Total current liabilities	6,500,594	2,713,237
Long-term debt, less current maturities	—	2,925,258
Long-term operating lease liabilities	2,373,953	2,372,943
Lease financing obligations, less current maturities	11,718	12,580
Other noncurrent liabilities	147,869	97,577
Total liabilities	9,034,134	8,121,595
Commitments and contingencies	—	—
Stockholders’ deficit:
Common stock, par value $1 per share; 75,000 shares authorized; shares issued and outstanding 56,486 and 56,629	56,486	56,629
Additional paid-in capital	5,920,361	5,917,964
Accumulated deficit	(7,870,177)	(6,553,974)
Accumulated other comprehensive loss	(14,852)	(14,852)
Total stockholders’ deficit	(1,908,182)	(594,233)
Total liabilities and stockholders’ deficit	$7,125,952	$7,527,362

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Thirteen Week Period Ended
	September 2, 2023	August 27, 2022
Revenues	$5,646,081	$5,901,069
Costs and expenses:
Cost of revenues	4,550,485	4,746,574
Selling, general and administrative expenses	1,458,466	1,193,553
Facility exit and impairment charges	300,525	47,271
Goodwill and intangible asset impairment charges	295,490	252,200
Interest expense	72,658	52,533
Gain on debt modifications and retirements, net	—	(41,312)
Gain on sale of assets, net	(24,087)	(29,001)
	6,653,537	6,221,818
Loss before income taxes	(1,007,456)	(320,749)
Income tax expense	2,338	11,967
Net loss	$(1,009,794)	$(332,716)
Computation of loss attributable to common stockholders:
Net loss attributable to common stockholders — basic and diluted	$(1,009,794)	$(332,716)

Basic and diluted loss per share	$(18.26)	$(6.10)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Thirteen Week Period Ended
	September 2, 2023	August 27, 2022
Net loss	$(1,009,794)	$(332,716)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	—	—
Change in fair value of interest rate cap	—	—
Total other comprehensive income	—	—
Comprehensive loss	$(1,009,794)	$(332,716)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Twenty-Six Week Period Ended
	September 2, 2023	August 27, 2022
Revenues	$11,299,243	$11,915,652
Costs and expenses:
Cost of revenues	9,025,121	9,564,428
Selling, general and administrative expenses	2,713,689	2,411,482
Facility exit and impairment charges	320,217	89,092
Goodwill and intangible asset impairment charges	446,990	252,200
Interest expense	137,878	100,652
Gain on debt modifications and retirements, net	—	(41,312)
Gain on sale of assets, net	(32,280)	(58,197)
	12,611,615	12,318,345
Loss before income taxes	(1,312,372)	(402,693)
Income tax expense	3,831	15,464
Net loss	$(1,316,203)	$(418,157)
Computation of loss attributable to common stockholders:
Net loss attributable to common stockholders — basic and diluted	$(1,316,203)	$(418,157)

Basic and diluted loss per share	$(23.83)	$(7.68)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	September 2, 2023	August 27, 2022
Net loss	$(1,316,203)	$(418,157)
Other comprehensive income:
Defined benefit pension plans:
Amortization of net actuarial losses included in net periodic pension cost, net of $0 and $0 income tax expense	—	—
Change in fair value of interest rate cap	—	—
Total other comprehensive income	—	—
Comprehensive loss	$(1,316,203)	$(418,157)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE MARCH 4, 2023	56,629	$56,629	$5,917,964	$(6,553,974)	$(14,852)	$(594,233)
Net loss				(306,409)		(306,409)
Other comprehensive loss:
Comprehensive loss						(306,409)
Issuance of restricted stock	256	256	(256)			—
Shares issued under the performance-based incentive plans	44	44	(44)			—
Exchange of restricted shares for taxes	(18)	(18)	(28)			(46)
Cancellation of restricted stock	(203)	(203)	203			—
Amortization of restricted stock balance			1,201			1,201
Amortization of performance-based incentive plans			(109)			(109)
BALANCE JUNE 3, 2023	56,708	$56,708	$5,918,931	$(6,860,383)	$(14,852)	$(899,596)
Net loss				(1,009,794)		(1,009,794)
Other comprehensive loss:
Comprehensive loss						(1,009,794)
Exchange of restricted shares for taxes	(113)	(113)	(68)			(181)
Cancellation of restricted stock	(109)	(109)	109			—
Amortization of restricted stock balance			1,261			1,261
Amortization of performance-based incentive plans			128			128
BALANCE SEPTEMBER 2, 2023	56,486	$56,486	$5,920,361	$(7,870,177)	$(14,852)	$(1,908,182)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except per share amounts)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE FEBRUARY 26, 2022	55,752	$55,752	$5,910,299	$(5,834,786)	$(15,437)	$115,828
Net loss				(85,441)		(85,441)
Other comprehensive loss:
Comprehensive loss						(85,441)
Issuance of restricted stock	61	61	(61)			—
Exchange of restricted shares for taxes	(63)	(63)	(490)			(553)
Cancellation of restricted stock	(127)	(127)	127			—
Amortization of restricted stock balance			3,324			3,324
Stock-based compensation expense			201			201
Amortization of performance-based incentive plans			(190)			(190)
BALANCE MAY 28, 2022	55,623	55,623	5,913,210	(5,920,227)	(15,437)	33,169
Net loss				(332,716)		(332,716)
Other comprehensive loss:
Comprehensive loss						(332,716)
Issuance of restricted stock	1,141	1,141	(1,141)			—
Exchange of restricted shares for taxes	(182)	(182)	(1,284)			(1,466)
Cancellation of restricted stock	(2)	(2)	2			—
Amortization of restricted stock balance			3,323			3,323
Stock-based compensation expense			111			111
Amortization of performance-based incentive plans			1,300			1,300
BALANCE AUGUST 27, 2022	56,580	$56,580	$5,915,521	$(6,252,943)	$(15,437)	$(296,279)

See accompanying notes to condensed consolidated financial statements.

RITE AID CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Twenty-Six Week Period Ended
	September 2, 2023	August 27, 2022
Operating activities:
Net loss	$(1,316,203)	$(418,157)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	134,924	138,637
Facility exit and impairment charges	320,217	89,092
Goodwill and intangible asset impairment charges	446,990	252,200
LIFO charge	15,000	10,121
Gain on sale of assets, net	(32,280)	(58,197)
Change in allowances for uncollectible accounts receivable	(19,959)	(1,671)
Stock-based compensation expense	2,149	8,069
Gain on debt modifications and retirements, net	—	(41,312)
Changes in deferred taxes	—	6,133
Changes in operating assets and liabilities:
Accounts receivable	(303,973)	(211,673)
Inventories	(108,129)	(77,405)
Accounts payable	(34,299)	(43,343)
Operating lease right-of-use assets and operating lease liabilities	(33,978)	(31,713)
Other assets	(88,771)	(10,870)
Other liabilities	205,151	(61,372)
Net cash used in operating activities	(813,161)	(451,461)
Investing activities:
Payments for property, plant and equipment	(76,869)	(122,243)
Intangible assets acquired	(15,217)	(15,356)
Proceeds from dispositions of assets and investments	29,125	41,003
Proceeds from sale-leaseback transactions	5,454	45,986
Net cash used in investing activities	(57,507)	(50,610)
Financing activities:
Net proceeds from revolver	837,000	677,000
Principal payments on long-term debt	(1,978)	(152,011)
Change in zero balance cash accounts	(27,939)	(12,931)
Financing fees paid for early debt redemption	(51)	(881)
Payments for taxes related to net share settlement of equity awards	(227)	(2,019)
Deferred financing costs paid	(362)	—
Net cash provided by financing activities	806,443	509,158
(Decrease) increase in cash and cash equivalents	(64,225)	7,087
Cash and cash equivalents, beginning of period	157,151	39,721
Cash and cash equivalents, end of period	$92,926	$46,808

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022
Basic and diluted loss per share:
Numerator:
Net loss attributable to common stockholders — basic and diluted	$(1,009,794)	$(332,716)	$(1,316,203)	$(418,157)
Denominator:
Basic and diluted weighted average shares	55,306	54,548	55,242	54,453

Basic and diluted loss per share	$(18.26)	$(6.10)	$(23.83)	$(7.68)

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

4. Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week Period		Twenty-Six Week Period
	Ended		Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022
Impairment charges	$290,694	$34,738	$302,432	$69,774
Facility exit charges	9,831	12,533	17,785	19,318
	$300,525	$47,271	$320,217	$89,092

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

The following table reflects the accrued facility exit charges:

	Thirteen Week Period		Twenty-Six Week Period
	Ended		Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022
Balance—beginning of period	$1,919	$1,856	$2,228	$1,892
Provision for present value of executory costs for leases exited	—	—	155	—
Changes in assumptions and other adjustments	—	—	—	—
Interest accretion	—	—	—	—
Cash payments	(28)	(29)	(492)	(65)
Balance—end of period	$1,891	$1,827	$1,891	$1,827

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

6. Income Taxes

The Company recorded income tax expense of $2,338 and $11,967 for the thirteen week periods ended September 2, 2023 and August 27, 2022, respectively. The Company recorded income tax expense of $3,831 and $15,464 for the twenty-six week periods ended September 2, 2023 and August 27, 2022, respectively. The effective tax rate for the thirteen week periods ended September 2, 2023 and August 27, 2022 was (0.2)% and (3.7)%, respectively. The effective tax rate for the twenty-six week periods ended September 2, 2023 and August 27, 2022 was (0.3)% and (3.8)%, respectively. The effective tax rate for the thirteen and twenty-six week periods ended September 2, 2023 was net of an adjustment of (25.3)% and (25.8)%, respectively, to adjust the valuation allowance against deferred tax assets. The effective tax rate for the thirteen and twenty-six week periods ended August 27, 2022 was net of an adjustment of 87.8% and 62.5%, respectively, to adjust the valuation allowance against deferred tax assets, primarily resulting from a Pennsylvania law change that reduced the corporate net income tax rate causing a reduction to the valuation allowance of $380,509.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

The Company continues to maintain a valuation allowance against net deferred tax assets of $1,975,091 and $1,636,461, which relates to federal and state deferred tax assets that may not be realized based on the Company's future projections of taxable income at September 2, 2023 and March 4, 2023, respectively. As further discussed in Note 1, Basis of Presentation and Significant Accounting Policies, the Company concluded that there is substantial doubt about its ability to continue as a going concern. The Company considered this, as well as the impact of the Chapter 11 proceedings as part of its current evaluation of valuation allowance established for deferred tax assets for which future realization is uncertain. Additional discussion regarding the Restructuring on deferred tax assets can be found in Note 16, Subsequent Events.

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

The following is a reconciliation of net loss to Adjusted EBITDA for the thirteen and twenty-six week periods ended September 2, 2023 and August 27, 2022:

	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Net loss	$(1,009,794)	$(332,716)	$(1,316,203)	$(418,157)
Interest expense	72,658	52,533	137,878	100,652
Income tax expense	2,338	11,967	3,831	15,464
Depreciation and amortization	69,029	68,564	134,924	138,637
LIFO charge	7,500	10,121	15,000	10,121
Facility exit and impairment charges	300,525	47,271	320,217	89,092
Goodwill and intangible asset impairment charges	295,490	252,200	446,990	252,200
Gain on debt modifications and retirements, net	—	(41,312)	—	(41,312)
Stock-based compensation expense	1,068	4,735	2,149	8,069
Restructuring-related costs	85,709	12,805	163,839	35,451
Inventory write-downs related to store closings	8,414	1,094	10,471	9,049
Litigation and other contractual settlements	205,041	20,093	216,091	38,364
Gain on sale of assets, net	(24,087)	(29,001)	(32,280)	(58,197)
Other	2,818	195	5,517	(754)
Adjusted EBITDA	$16,709	$78,549	$108,424	$178,679

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

17. Revision of Previously Issued Consolidated Financial Statements

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the fiscal year ended March 4, 2023, management evaluated the materiality of a misstatement in accordance with the U.S. SEC Staff’s Accounting Bulletin Nos. 99, Materiality (“SAB 99”) and 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The misstatement pertains to the Company’s historical accounting for closed store liabilities. Based on their evaluation, management concluded the misstatement is not material to the Company’s previously issued consolidated financial statements as of and for each of

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

the three fiscal years ended March 4, 2023 and each of the interim and year-to-date periods then ended, (collectively the “previously issued financial statements”). However, as prescribed by SAB 108, in conjunction with the re-issuance of the Company’s previously issued financial statements, the misstatement has been corrected as an immaterial revision of the accompanying condensed consolidated financial statements as of and for each of the thirteen and twenty-six week periods ended September 2, 2023 and August 27, 2022 and the related notes hereto. A summary of the nature of the misstatement and its impact on the Company’s previously issued financial statements is summarized as follows.

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

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

As of and for the thirteen week period ended September 2, 2023

	Previously		As
(In 000’s, except per share amounts)	Reported	Adjustment	Revised
Balance Sheet:
Accrued salaries, wages, and other current liabilities	$894,079	$(17,360)	$876,719
Total current liabilities	6,517,954	(17,360)	6,500,594
Other noncurrent liabilities	188,597	(40,728)	147,869
Total liabilities	9,092,222	(58,088)	9,034,134
Accumulated deficit	(7,928,265)	58,088	(7,870,177)
Total stockholders’ (deficit) equity	(1,966,270)	58,088	(1,908,182)

Statements of Operations and Comprehensive Loss:
Facility exit and impairment charges	$310,761	$(10,236)	$300,525
Loss before income taxes	(1,017,692)	10,236	(1,007,456)

Net loss	(1,020,030)	10,236	(1,009,794)
Comprehensive loss	(1,020,030)	10,236	(1,009,794)
Basic and diluted loss per share	(18.44)	0.18	(18.26)

As of and for the thirteen week period ended August 27, 2022

	Previously		As
(In 000’s, except per share amounts)	Reported	Adjustment	Revised
Balance Sheet:
Accrued salaries, wages, and other current liabilities	$729,561	$(13,676)	$715,885
Total current liabilities	2,818,767	(13,676)	2,805,091
Other noncurrent liabilities	151,616	(26,443)	125,173
Total liabilities	8,703,523	(40,119)	8,663,404
Accumulated deficit	(6,293,062)	40,119	(6,252,943)
Total stockholders’ (deficit) equity	(336,398)	40,119	(296,279)

Statements of Operations and Comprehensive Loss:
Facility exit and impairment charges	$45,845	$1,426	$47,271
Loss before income taxes	(319,323)	(1,426)	(320,749)

Net loss	(331,290)	(1,426)	(332,716)
Comprehensive loss	(331,290)	(1,426)	(332,716)
Basic and diluted loss per share	(6.07)	(0.03)	(6.10)

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

As of and for the twenty-six week period ended September 2, 2023

	Previously		As
(In 000’s, except per share amounts)	Reported	Adjustment	Revised
Balance Sheet:
Accrued salaries, wages, and other current liabilities	$894,079	$(17,360)	$876,719
Total current liabilities	6,517,954	(17,360)	6,500,594
Other noncurrent liabilities	188,597	(40,728)	147,869
Total liabilities	9,092,222	(58,088)	9,034,134
Accumulated deficit	(7,928,265)	58,088	(7,870,177)
Total stockholders’ (deficit) equity	(1,966,270)	58,088	(1,908,182)

Statements of Operations and Comprehensive Loss:
Facility exit and impairment charges	$330,762	$(10,545)	$320,217
Loss before income taxes	(1,322,917)	10,545	(1,312,372)

Net loss	(1,326,748)	10,545	(1,316,203)
Comprehensive loss	(1,326,748)	10,545	(1,316,203)
Basic and diluted loss per share	(24.02)	0.19	(23.83)

Statement of Cash Flows:
Net loss	$(1,326,748)	$10,545	$(1,316,203)

Facility exit and impairment charges	330,762	(10,545)	320,217

RITE AID CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended September 2, 2023 and August 27, 2022

(Dollars and share information in thousands, except per share amounts)

(unaudited)

As of and for the twenty-six week period ended August 27, 2022

	Previously		As
(In 000’s, except per share amounts)	Reported	Adjustment	Revised
Balance Sheet:
Accrued salaries, wages, and other current liabilities	$729,561	$(13,676)	$715,885
Total current liabilities	2,818,767	(13,676)	2,805,091
Other noncurrent liabilities	151,616	(26,443)	125,173
Total liabilities	8,703,523	(40,119)	8,663,404
Accumulated deficit	(6,293,062)	40,119	(6,252,943)
Total stockholders’ (deficit) equity	(336,398)	40,119	(296,279)

Statements of Operations and Comprehensive Loss:
Facility exit and impairment charges	$112,416	$(23,324)	$89,092
Loss before income taxes	(426,017)	23,324	(402,693)

Net loss	(441,481)	23,324	(418,157)
Comprehensive loss	(441,481)	23,324	(418,157)
Basic and diluted loss per share	(8.11)	0.43	(7.68)

Statement of Cash Flows:
Net loss	$(441,481)	$23,324	$(418,157)

Facility exit and impairment charges	112,416	(23,324)	89,092

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results

The Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations set forth below gives effect to the revision of our previously issued condensed consolidated financial statements for each of the thirteen and twenty-six week periods ended September 2, 2023 and August 27, 2022 to correct an error in the periods impacted. For additional information and a detailed discussion of the revision and recast, refer to Note 17 Revision of Previously Issued Consolidated Financial Statements included in Part I Item 1.

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

The Plan will be based on the restructuring transactions set forth in the Restructuring Term Sheet (such transactions described in, and in accordance with the Restructuring Agreement and the Term Sheet, the “Restructuring Transactions”), which, among other things, contemplates:

●each holder of a claim on account of the DIP ABL Facility shall receive, in full satisfaction of its claim, (a) in the event of a Plan Restructuring, its allocated share of the Exit ABL Facility, or (b) in the event of a Credit Bid Transaction or an Alternative Sale Transaction, either, at the DIP ABL Lenders’ discretion, (i) payment in full, in Cash, or (ii) its allocated share of the Exit ABL Facility;

●each holder of a claim on account of the DIP FILO Facility shall receive, in full satisfaction of its claim, (a) in the event of a Plan Restructuring, its allocated share of the Exit FILO Term Loan Facility, or (b) in the event of a Credit Bid Transaction or an Alternative Sale Transaction, either, at the DIP FILO Lenders’ discretion, (i) payment in full, in Cash, or (ii) its allocated share of the Exit FILO Term Loan Facility;

●each holder of a DIP Term Loan Claim shall receive, in full and final satisfaction of its claim, payment in full, in Cash;

●to the extent any allowed ABL Facility Claim remains outstanding on the Effective Date, each holder of an ABL Facility claim shall receive, in full and final satisfaction of its claim, either payment in full, in Cash, or reinstatement of the Allowed ABL Facility Claim under the Exit ABL Facility;

●to the extent any allowed FILO Term Loan Facility Claim remains outstanding on the Effective Date, each holder of a FILO Term Loan Facility Claim shall receive, in full and final satisfaction of its claim, either payment in full, in Cash, of all ABL Facility Claims, or reinstatement of the Allowed FILO Term Loan Facility Claims under the FILO Term Loan Facility;

●each holder of an allowed Senior Secured Notes Claim, in full satisfaction of its claim, shall receive (a) in the event of a Plan Restructuring, [(i) 100% of the common equity (the “New Common Stock”) of New Rite Aid, subject to dilution by the Management Incentive Plan, and any equity-linked securities issued to the holders of allowed General Unsecured Claims, plus (ii) its pro rata share of the takeback facility, if applicable; or (b) in the event the Restructuring Transaction is not a Plan Restructuring, [its pro rata share of the Distributable Proceeds, if any, pursuant to the Waterfall Recovery]];

●each holder of an allowed General Unsecured Claim, in full satisfaction of its claim, subject to (A) the DIP Term Loan Claims, the ABL Facility Claims, and the FILO Term Loan Facility Claims being satisfied in full, in Cash, or such other treatment acceptable to the DIP Lenders and / or the ABL Lenders and the FILO Lenders, as applicable, in their sole discretion, and (B) the satisfaction of any Allowed Adequate Protection Claims, shall receive [[__]% of an equity-linked instrument in New Rite Aid (form and terms to be determined), calculated as of the Effective Date and equal to the product of a formula calculated as the (midpoint value of owned real estate not encumbered prior to the Petition Date, less the costs and expenses to be paid by, or estimated to be paid by, the Debtors’ Estates to administer the Chapter 11 Cases) divided by (the sum of the numerator plus the total amount (including principal and accrued but unpaid interest) of the equitized Senior Secured Notes Claims)];

●each Intercompany Claim shall be, at the option of the Debtors, reinstated, set off, settled, distributed, contributed, cancelled, or released without any distribution on account of such Intercompany Claim, or such other treatment as is reasonably determined by the Debtors;

●each Intercompany Interest shall be, at the option of the Debtors, reinstated, set off, settled, distributed, contributed, cancelled, or released without any distribution on account of such Intercompany Interest, or such other treatment as is reasonably determined by the Debtors;

●all Existing Equity Interests in Rite Aid will be cancelled and extinguished, and Holders of Existing Equity Interests in Rite Aid shall receive no recovery on account of such Interests; and

●Section 510(b) Claims shall be discharged, cancelled, released, and extinguished without any distribution to Holders of such Claims.

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

Overview of Financial Results

Our net loss for the thirteen week period ended September 2, 2023 was $1,009.8 million or $18.26 per basic and diluted share compared to a net loss of $332.7 million or $6.10 per basic and diluted share for the thirteen week period ended August 27, 2022. Our net loss for the twenty-six week period ended September 2, 2023 was $1,316.2 million or $23.83 per basic and diluted share compared to a net loss of $418.2 million or $7.68 per basic and diluted share for the twenty-six week period ended August 27, 2022.

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

Consolidated Results of Operations

Revenues and Other Operating Data

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022

	(dollars in thousands except per share amounts)
Revenues(a)	$5,646,081	$5,901,069	$11,299,243	$11,915,652
Revenue decline	(4.3)%	(3.5)%	(5.2)%	(2.9)%
Net loss	$(1,009,794)	$(332,716)	$(1,316,203)	$(418,157)
Net loss per diluted share	$(18.26)	$(6.10)	$(23.83)	$(7.68)
Adjusted EBITDA(b)	$16,709	$78,549	$108,424	$178,679
Adjusted Net Loss(b)	$(398,208)	$(50,194)	$(438,004)	$(71,466)
Adjusted Net Loss per Diluted Share(b)	$(7.20)	$(0.92)	$(7.93)	$(1.31)
(a)	Revenues for the thirteen and twenty-six week periods ended September 2, 2023 exclude $34,704 and $70,025, respectively, of inter-segment activity that is eliminated in consolidation. Revenues for the thirteen and twenty-six week periods ended August 27, 2022 exclude $57,963 and $114,593, respectively, of inter-segment activity that is eliminated in consolidation.
(b)	See “Adjusted EBITDA, Adjusted Net Income (Loss), Adjusted Net Income (Loss) per Diluted Share and Other Non-GAAP Measures” for additional details.

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

Please see the section entitled “Segment Analysis” below for additional details regarding revenues.

Costs and Expenses

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022

	(dollars in thousands)
Cost of revenues(a)	$4,550,485	$4,746,574	$9,025,121	$9,564,428
Gross profit	1,095,596	1,154,495	2,274,122	2,351,224
Gross margin	19.4%	19.6%	20.1%	19.7%
Selling, general and administrative expenses	$1,458,466	$1,193,553	$2,713,689	$2,411,482
Selling, general and administrative expenses as a percentage of revenues	25.8%	20.2%	24.0%	20.2%
Facility exit and impairment charges	300,525	47,271	320,217	89,092
Goodwill and intangible asset impairment charges	295,490	252,200	446,990	252,200
Interest expense	72,658	52,533	137,878	100,652
Gain on debt modifications and retirements, net	—	(41,312)	—	(41,312)
Gain on sale of assets, net	(24,087)	(29,001)	(32,280)	(58,197)
(a)	Cost of revenues for the thirteen and twenty-six week periods ended September 2, 2023 exclude $34,704 and $70,025, respectively, of inter-segment activity that is eliminated in consolidation. Cost of revenues for the thirteen and twenty-six week periods ended August 27, 2022 exclude $57,963 and $114,593, respectively, of inter-segment activity that is eliminated in consolidation.

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

Facility Exit and Impairment Charges

Facility exit and impairment charges consist of amounts as follows:

	Thirteen Week		Twenty-Six Week
	Period Ended		Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022
Impairment charges	$290,694	$34,738	$302,432	$69,774
Facility exit charges	9,831	12,533	17,785	19,318
	$300,525	$47,271	$320,217	$89,092

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

Income Taxes

We recorded income tax expense of $2.3 million and $12.0 million for the thirteen week periods ended September 2, 2023 and August 27, 2022, respectively. We recorded income tax expense of $3.8 million and $15.5 million for the twenty-six week periods ended September 2, 2023 and August 27, 2022, respectively. The effective tax rate for the thirteen week periods ended September 2, 2023 and August 27, 2022 was (0.2)% and (3.7)%, respectively. The effective tax rate for the twenty-six week periods ended September 2, 2023 and August 27, 2022 was (0.3)% and (3.8)%, respectively. The effective tax rate for the thirteen and twenty-six week periods ended September 2, 2023 was net of an adjustment of (25.3)% and (25.8)%, respectively, to adjust the valuation allowance against deferred tax assets. The effective tax rate for the thirteen and twenty-six week periods ended August 27, 2022 was net of an adjustment of 87.8% and 62.5%, respectively, to adjust the valuation allowance against deferred tax assets, primarily resulting from a Pennsylvania law change that reduced the corporate net income tax rate causing a reduction to the valuation allowance of $380.5 million.

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

We continue to maintain a valuation allowance against net deferred tax assets of $1,975.1 million and $1,636.5 million, which relates to federal and state deferred tax assets that may not be realized based on our future projections of taxable income at September 2, 2023 and March 4, 2023, respectively. As further discussed in the “Significant Event” section above, we concluded that there is substantial doubt about our ability to continue as a going concern. We considered this, as well as the impact of the Chapter 11 proceedings as part of our current evaluation of valuation allowance established for deferred tax assets for which future realization is uncertain. Additional discussion regarding the Restructuring on deferred tax assets can be found in the “Significant Event” section above.

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

	September 2,	March 4,
In millions	2023	2023
Due from EI	$243.6	$18.0
Other current assets	3,432.9	3,184.5
Total current assets	$3,676.5	$3,202.5

Operating lease right-of-use assets	$2,239.0	$2,497.2
Goodwill	90.4	507.9
Other noncurrent assets	1,083.7	1,256.0
Total noncurrent assets	$3,413.1	$4,261.1

Current maturities of long-term debt and lease financing obligations	$3,773.4	$6.3
Due to EI	—	—
Other current liabilities	2,698.8	2,651.2
Total current liabilities	$6,472.2	$2,657.5

Long-term debt less current maturities	$—	$2,925.3
Long-term operating lease liabilities	2,374.0	2,372.9
Other noncurrent liabilities	151.6	102.2
Total noncurrent liabilities	$2,525.6	$5,400.4

	Thirteen Week Period Ended	Twenty-Six Week Period Ended
In millions	September 2, 2023	September 2, 2023
Revenues(a)	$5,572.4	$11,160.4
Cost of revenues(b)	4,478.9	8,882.9
Gross profit	1,093.5	2,277.5

Net loss	$(1,007.2)	$(1,303.0)

Net loss attributable to Rite Aid	$(1,009.8)	$(1,316.2)
(a)	Includes $(12.1) million and $2.7 million of revenues generated from the non-guarantor for the thirteen and twenty-six week periods ended September 2, 2023.
(b)	Includes $(12.1) million and $2.6 million of cost of revenues incurred in transactions with the non-guarantor for the thirteen and twenty-six week periods ended September 2, 2023.

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

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results—Critical Accounting Policies and Estimates” included in our Fiscal 2023 10-K/A.

Factors Affecting Our Future Prospects

For a discussion of risks related to our financial condition, restructuring plan of reorganization, operations and industry, refer to “Management’s Discussion and Analysis of Financial Condition and Results” included herein and in our Fiscal 2023 10-K/A, and our Q1 2023 10-Q/A, as well as in “Part I – Item 1A. Risk Factors” of the Fiscal 2023 10-K/A, Part II, Item 1A in our Q1 2023 10-Q/A and within Part II, Item 1A of this Quarterly Report on Form 10-Q/A.

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

The following is a reconciliation of our net loss to Adjusted EBITDA for the thirteen and twenty-six week periods ended September 2, 2023 and August 27, 2022:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022

	(dollars in thousands)
Net loss	$(1,009,794)	$(332,716)	$(1,316,203)	$(418,157)
Interest expense	72,658	52,533	137,878	100,652
Income tax expense	2,338	11,967	3,831	15,464
Depreciation and amortization	69,029	68,564	134,924	138,637
LIFO charge	7,500	10,121	15,000	10,121
Facility exit and impairment charges	300,525	47,271	320,217	89,092
Goodwill and intangible asset impairment charges	295,490	252,200	446,990	252,200
Gain on debt modifications and retirements, net	—	(41,312)	—	(41,312)
Stock-based compensation expense	1,068	4,735	2,149	8,069
Restructuring-related costs	85,709	12,805	163,839	35,451
Inventory write-downs related to store closings	8,414	1,094	10,471	9,049
Litigation and other contractual settlements	205,041	20,093	216,091	38,364
Gain on sale of assets, net	(24,087)	(29,001)	(32,280)	(58,197)
Other	2,818	195	5,517	(754)
Adjusted EBITDA	$16,709	$78,549	$108,424	$178,679

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

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	September 2,	August 27,	September 2,	August 27,
	2023	2022	2023	2022

	(dollars in thousands)
Net loss	$(1,009,794)	$(332,716)	$(1,316,203)	$(418,157)
Add back - Income tax expense	2,338	11,967	3,831	15,464
Loss before income taxes	(1,007,456)	(320,749)	(1,312,372)	(402,693)
Adjustments:
Amortization expense	16,590	18,420	33,723	39,046
LIFO charge	7,500	10,121	15,000	10,121
Goodwill and intangible asset impairment charges	295,490	252,200	446,990	252,200
Gain on debt modifications and retirements, net	—	(41,312)	—	(41,312)
Restructuring-related costs	85,709	12,805	163,839	35,451
Litigation and other contractual settlements	205,041	20,093	216,091	38,364
Adjusted loss before income taxes	(397,126)	(48,422)	(436,729)	(68,823)
Adjusted income tax expense (a)	1,082	1,772	1,275	2,643
Adjusted net loss	(398,208)	$(50,194)	$(438,004)	$(71,466)
Net loss per diluted share	$(18.26)	$(6.10)	$(23.83)	$(7.68)
Adjusted net loss per diluted share	$(7.20)	$(0.92)	$(7.93)	$(1.31)
(a)	The fiscal year 2024 and 2023 adjustments to the income tax provision include adjustments to the GAAP basis tax provision commensurate with non-GAAP adjustments and certain discrete tax items, when applicable, was used for the thirteen and twenty-six weeks ended September 2, 2023 and August 27, 2022, respectively.

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

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 2, 2023. Based on such evaluation, at the time the Original Report was filed, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 2, 2023, to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Subsequent to that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 2, 2023, because of the material weaknesses in our internal control over financial reporting discussed below.

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

(b) Changes in Internal Control over Financial Reporting

During the thirteen week period ended September 2, 2023, we implemented a new human resource and payroll system, which is utilized to manage human resource information and transactions more effectively for recruiting, learning and development, performance, and payroll. Other than updates to specific controls related to the foregoing as well as described above in connection with our material weaknesses discussed above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  Risk Factors

Except for the risk factors included below, there have been no material changes to the risk factors previously disclosed in “Part I — Item 1A. Risk Factors” in our Fiscal 2023 10-K/A, filed with the SEC on July 25, 2024 and “Part II — Item 1A. Risk Factors” in our Q1 2023 10-Q/A, which we filed on July 25, 2024.

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

Other significant risks associated with the Chapter 11 Cases that could result in material adverse effects on our business, financial condition, results of operations, and cash flows include or relate to the following:

●	our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining control as debtors-in-possession;

●	our ability to consummate the Plan;

●	the effects of the filing of the Chapter 11 Cases on our business and the interests of various constituents, including our shareholders;

●	the high costs of Chapter 11 Cases and related fees;

●	our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;

●	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;

●	the length of time that we will operate with Chapter 11 protection and any resulting risk that we will not satisfy the milestones specified in the DIP Credit Agreements;

●	the availability of operating capital during the pendency of the Chapter 11 Cases, including any event that could terminate our right to continued access to the cash collateral of our lenders to use as operating capital;

●	third-party motions in the Chapter 11 Cases, including motions which may be filed by the creditors’ committee that will be appointed in the Chapter 11 Cases, which may interfere with our ability to consummate the Plan;

●	the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;

●	the feasibility of the Plan in light of possible changes in our business and its prospects;

●	the adequacy of our cash balances at the time of our projected exit from the Chapter 11 Cases; and

●	our ability to continue as a going concern.

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

Consummation of the Plan is subject to significant conditions that may be difficult for us to satisfy.

There are certain material conditions we must satisfy in order to consummate the Plan and milestones with which we must comply under the DIP Credit Agreements. Our ability to satisfy these conditions and milestones is subject to risks and uncertainties, many of which are beyond our control. If the Plan is not consummated, there can be no assurance that the Chapter 11 Cases would not be converted to Chapter 7 liquidation cases or that any new plan would be as favorable to holders of claims against the Debtors.

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

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective as of September 2, 2023. Failure to remediate the material weakness or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements or cause us to fail to meet our periodic reporting obligations.

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

Due to the discovery of this error, we reevaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting and identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of the material weakness, see Part II, Item 9A, “Controls and Procedures” of our Fiscal 2023 10-K/A. In conjunction with filing this Amendment, we determined to revise the previously issued financial statements and the related notes thereto included in the Original Form 10-Q to reflect the impact of the error in the periods impacted. For additional information and a detailed discussion of the revision, refer to Note 17 Revision of Previously Issued Consolidated Financial Statements.

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

Exhibit 10.3 to Form 8-K, filed on June 11, 2009
10.15	†	Amendment to Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of March 12, 2019	Exhibit 10.33 to Form 10-Q, filed on July 11, 2019
10.16	†*	Eleventh Amendment to Supply Agreement by and between Rite Aid Corporation and McKesson Corporation, dated as of February 28, 2019	Exhibit 10.38 to Form 10-Q, filed on July 11, 2019
10.17	†**	Employment Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 8, 2019	Exhibit 10.1 to Form 8-K, filed on August 12, 2019
10.18	†	Employment Inducement Award Agreement by and between Rite Aid Corporation and Heyward Donigan, dated August 12, 2019	Exhibit 10.2 to Form 8-K, filed on August 12, 2019
10.19	†	Employment Agreement by and between Rite Aid Corporation and Jessica Kazmaier, dated as of March 12, 2019	Exhibit 10.43 to Form 10-K filed on April 27, 2020
10.20	†	Amendment to Employment Agreement by and between Jessica Kazmaier, dated as of November 6, 2019	Exhibit 10.44 to Form 10-K filed on April 27, 2020
10.21	†	Employment Agreement by and between Justin Mennen, dated as of December 7, 2018	Exhibit 10.45 to Form 10-K filed on April 27, 2020
10.22	†	Amendment to Employment Agreement by and between Justin Mennen, dated November 6, 2019	Exhibit 10.46 to Form 10-K filed on April 27, 2020
10.23	†	Employment Agreement by and between Rite Aid Corporation and Andre Persaud, dated as of January 28, 2020	Exhibit 10.47 to Form 10-K filed on April 27, 2020
10.24	†	Employment Agreement by and between Rite Aid Corporation and Paul D. Gilbert, as of July 29, 2020	Exhibit 10.46 to Form 10-Q filed on October 6, 2020
10.25	†	Rite Aid Corporation Amended and Restated 2020 Omnibus Equity Plan, as amended	Appendix B-1 to Schedule 14A (Definitive Proxy Statement) filed on June 10, 2022
10.26	†	Rite Aid Corporation Amended and Restated 2020 Omnibus Equity Plan	Appendix B-1 to Schedule 14A (Definitive Proxy Statement) filed on May 20, 2021

Exhibit Numbers		Description	Incorporation By Reference To
10.27	†	Form Award Agreement (Executive) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.2 to Form 8-K filed on July 8, 2020
10.28	†	Form Award Agreement (Non-employee Director) under the Rite Aid Corporation 2020 Omnibus Equity Plan	Exhibit 10.3 to Form 8-K filed on July 8, 2020
10.29	†	Offer Letter, by and between Rite Aid Corporation and Steven K. Bixler dated September 11, 2022	Exhibit 10.1 to Form 8-K, filed on September 12, 2022
10.30	†	Separation Agreement by and between Rite Aid Corporation and Heyward Donigan dated January 7, 2023	Exhibit 10.1 to Form 8-K filed on January 9, 2023
10.31	†	Offer Letter by and between Rite Aid Corporation and Elizabeth “Busy” Burr dated January 7, 2023	Exhibit 10.2 to Form 8-K filed on January 9, 2023
10.32	†	Letter Agreement with Matthew Schroeder dated as of April 28, 2023	Exhibit 10.36 to Form 10-Q, filed on July 11, 2023
10.33	†	Letter Agreement with Justin Mennen dated as of April 28, 2023	Exhibit 10.37 to Form 10-Q, filed on July 11, 2023
10.34	†	Separation Agreement by and between Rite Aid Corporation and Justin Mennen dated July 27, 2023	Exhibit 10.34 to Form 10-Q, filed on October 17, 2023
10.35	†	Consulting Agreement by and between Rite Aid Corporation and Jeffrey S. Stein, dated as of October 15, 2023	Exhibit 10.35 to Form 10-Q, filed on October 17, 2023
10.36	†	Amended and Restated Letter Agreement with Matthew C. Schroeder, dated as of October 11, 2023	Exhibit 10.36 to Form 10-Q, filed on October 17, 2023
10.37	†	Amended and Restated Employment Agreement by and between Rite Aid Corporation and Matthew C. Schroeder, dated as of October 11, 2023	Exhibit 10.37 to Form 10-Q, filed on October 17, 2023
10.38		Restructuring Term Sheet, dated October 15, 2023, by and between the Debtors and the Consenting Noteholders	Exhibit 10.38 to Form 10-Q, filed on October 17, 2023
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

Exhibit 10.3 to Form 8-K, filed on October 16, 2023
10.41		Asset Purchase Agreement, dated as of October 15, 2023, by and among MedImpact Healthcare Systems, Inc., MI OpCo Holdings, Inc. and Hunter Lane, LLC and its subsidiaries named therein	Exhibit 10.4 to Form 8-K, filed on October 16, 2023
22		List of Subsidiary Guarantors	Exhibit 22 to Form 10-Q, filed on October 17, 2023

Exhibit Numbers	Description	Incorporation By Reference To
31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
31.2	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	Filed herewith
32	Certification of CEO and CFO pursuant to 18 United States Code, Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

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